Form 10-Q
period 2014-06-30
TRUPANION INC.
filed 2014-08-28
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-36537
TRUPANION, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-0480694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
907 NW Ballard Way
Seattle, Washington 98107
(Address of principal executive offices and zip code)
(855) 727 - 9079
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 27, 2014, there were approximately 27,786,653 shares of the registrant's common stock outstanding.

TRUPANION, INC.

Note About Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “target,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” and “expect,” and similar expressions that convey uncertainty of future events or outcomes, are intended to identify forward-looking statements.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II. Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law.

Unless otherwise stated or the context otherwise indicates, references to “Trupanion,” “we,” “us,” “our” and similar references refer to Trupanion, Inc. and its subsidiaries taken as a whole.

i

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
Trupanion, Inc. Condensed Consolidated Balance Sheets (in thousands, except for share data) (unaudited)

	JUNE 30,	DECEMBER 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$9,288	$14,939
Investments in fixed maturities, at amortized cost (fair value: $14,071 and $16,088)	14,072	16,088
Accounts and other receivables	8,095	7,771
Prepaid expenses and other assets	1,059	935
Total current assets	32,514	39,733
Restricted cash	2,700	3,000
Investments in fixed maturities, at fair value (amortized cost: $1,000)	927	832
Property and equipment, net	5,167	3,124
Deferred offering costs	2,562	54
Intangible assets, net	4,880	4,910
Total assets	$48,750	$51,653
Liabilities, redeemable convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$4,179	$1,263
Accrued liabilities	4,372	3,660
Claims reserve	4,393	5,612
Deferred revenue	8,771	8,468
Short-term debt	1,200	900
Warrant liabilities	4,380	4,900
Other payables	1,313	1,138
Deferred tax liabilities	82	82
Total current liabilities	28,690	26,023
Long-term debt	24,997	25,199
Deferred tax liabilities	1,542	1,540
Other liabilities	792	166
Total liabilities	56,021	52,928
Contingencies (Note 6)
Redeemable convertible preferred stock: $0.00001 par value per share, 15,666,748 and 15,648,723 authorized at June 30, 2014 and December 31, 2013 and 14,944,945 and 14,857,989 shares issued and outstanding at June 30, 2014 and December 31, 2013.	32,724	31,724
Stockholders’ deficit:
Common stock, $0.00001 par value per share, 26,000,000 shares authorized at June 30, 2014 and December 31, 2013 and 2,256,578 shares issued and outstanding at June 30, 2014; 2,236,641 shares issued and outstanding at December 31, 2013.	—	—
Special voting shares, $0.00001 par value per share, 2,500,030 shares authorized at June 30, 2014 and December 31, 2013 and 2,247,130 issued and outstanding at June 30, 2014 and December 31, 2013.	—	—
Additional paid-in capital	7,046	5,769
Accumulated other comprehensive loss	(45)	(164)
Accumulated deficit	(44,395)	(36,003)
Treasury stock, at cost: 620,979 shares at June 30, 2014 and December 31, 2013.	(2,601)	(2,601)
Total stockholders’ deficit	(39,995)	(32,999)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$48,750	$51,653

Trupanion, Inc. Condensed Consolidated Statement of Operations (in thousands, except for share and per share data) (unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
Revenue	$28,090	$19,842	$53,730	$37,684
Cost of revenue:
Claims expenses	18,977	13,387	36,012	25,511
Other cost of revenue	3,963	2,626	7,812	4,736
Gross profit	5,150	3,829	9,906	7,437
Operating expenses:
Sales and marketing	2,810	2,268	5,456	4,840
Technology and development	2,553	1,152	4,753	2,035
General and administrative	3,292	2,022	6,078	3,949
Total operating expenses	8,655	5,442	16,287	10,824
Operating loss	(3,505)	(1,613)	(6,381)	(3,387)
Interest expense	726	143	1,468	266
Other (income) expense, net	(759)	73	522	181
Loss before income taxes	(3,472)	(1,829)	(8,371)	(3,834)
Income tax expense (benefit)	7	(5)	21	(84)
Net loss	$(3,479)	$(1,824)	$(8,392)	$(3,750)

Net loss per share:
Basic and diluted	$(2.25)	$(1.32)	$(5.47)	$(3.03)
Weighted average shares used to compute net loss per share:
Basic and diluted	1,543,134	1,379,803	1,533,668	1,237,558

Trupanion, Inc. Condensed Consolidated Statements of Comprehensive Loss (in thousands) (unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
Net loss	$(3,479)	$(1,824)	$(8,392)	$(3,750)
Other comprehensive income (loss):
Foreign currency translation adjustments	(27)	98	24	2
Change in unrealized losses on available-for-sale securities	60	(71)	95	(33)
Other comprehensive income (loss), net of taxes	33	27	119	(31)
Comprehensive loss	$(3,446)	$(1,797)	$(8,273)	$(3,781)

Trupanion, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2014	2013
Operating activities
Net loss	$(8,392)	$(3,750)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	729	419
Amortization of debt discount	470	8
Loss on disposal of equipment	48	—
Warrant expense	480	126
Stock-based compensation expense	1,193	886
Loss from equity method investment	—	52
Net amortization on bonds	4	11
Changes in operating assets and liabilities:
Accounts receivable	(320)	(4,623)
Prepaid expenses and other current assets	(121)	94
Accounts payable	75	(57)
Accrued liabilities	(428)	(406)
Claims reserve	(1,219)	2,123
Deferred revenue	303	3,423
Other payables	743	10
Net cash used in operating activities	(6,435)	(1,684)
Investing activities
Purchases of investment securities, held-to-maturity	(16,266)	(9,394)
Maturities of investment securities, held-to-maturity	18,277	9,106
Purchases of property and equipment	(2,268)	(877)
Net cash used in investing activities	(257)	(1,165)
Financing activities
Restricted cash	300	—
Advance on term loan	2,000	—
Deferred financing costs	(1,091)	—
Proceeds from exercise of stock options	46	374
(Repayments of) proceeds from line of credit	(300)	3,200
Net cash provided by financing activities	955	3,574
Effect of foreign exchange rates on cash, net	86	110
Net (decrease) increase in cash and cash equivalents	(5,651)	835
Cash and cash equivalents at beginning of period	14,939	4,234
Cash and cash equivalents at end of period	$9,288	$5,069
Supplemental disclosures
Income taxes paid	9	—
Interest paid	457	295
Noncash investing and financing activities:
Warrants issued in conjunction with debt issuance	—	43
Exchange of stock and intangible asset for equity method investment	—	448
Increase in payables for property and equipment	518	36
Increase in payables for deferred financing costs	1,487	—
Cashless exercise of preferred stock warrants	999	—

Trupanion, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share data)

1. Nature of Operations and Summary of Significant Accounting Policies
Description of Business
Trupanion, Inc. (collectively with its wholly-owned subsidiaries, the Company) is a direct-to-consumer monthly subscription service provider of a medical plan for cats and dogs throughout the United States, Canada and Puerto Rico.
Basis of Presentation
The condensed consolidated balance sheet data as of December 31, 2013 was derived from audited consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2013 included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on July 18, 2014. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of its operations, as of and for the periods presented. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period.
Reclassifications
Certain prior year amounts have been reclassified within the Company’s consolidated financial statements from their original presentation to conform with the current period presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies and the reported amounts of revenue and expenses. Significant items subject to such estimates and assumptions include the valuation of deferred tax assets, stock-based compensation, warrant liabilities, claims reserve, useful lives of software developed for internal use and income tax uncertainties. Actual results could differ from the estimates used in preparing the consolidated financial statements.
Income Taxes
The Company is subject to income taxes in the United States and in Canada. The provision for income taxes reflects the Company's estimated effective tax rate for the year. The difference between this rate and the U.S. federal income tax rate of 35% was primarily due to a full valuation allowance on its U.S. deferred tax assets. During the three and six months ended June 30, 2014, the Company reduced its accrual for its existing uncertain tax positions by $53.
Deferred Offering Costs
Deferred offering costs, including legal, accounting and other fees and costs related to our initial public offering, were capitalized and included as a noncurrent asset in the consolidated balance sheets. The deferred offering costs were offset against initial public offering proceeds upon the closing of the initial public offering. There were $2.6 million and $0.1 million of capitalized deferred offering costs as of June 30, 2014 and December 31, 2013, respectively, and no similar costs as of December 31, 2012.

Accumulated Other Comprehensive Loss
A rollforward of accumulated other comprehensive loss is as follows:

	ACCUMULATED OTHER COMPREHENSIVE LOSS
	UNREALIZED LOSSES ON AVAILABLE FOR SALE SECURITIES	FOREIGN CURRENCY GAIN
Balance at December 31, 2013	$(168)	$4
Other comprehensive loss	35	51
Balance at March 31, 2014	(133)	55
Other comprehensive loss	60	(27)
Balance at June 30, 2014	$(73)	$28
There were no reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2014 and 2013.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Insurance contracts are excluded from the scope of this new guidance. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited, and must be applied retrospectively or modified retrospectively. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

2. Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Excluded from the weighted-average number of shares outstanding are shares that have been issued and are subject to future vesting and unvested restricted stock. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Potentially dilutive common stock equivalents are comprised of convertible preferred stock, warrants for the purchase of convertible preferred stock and common stock, exchangeable shares, unvested restricted stock and stock options. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
The following potential dilutive equity securities are not included in the diluted net loss per common share calculation because they would have had an antidilutive effect:

	AS OF JUNE 30,
	2014	2013
Stock options	4,959,826	4,408,170
Restricted stock	706,514	—
Warrants	784,111	135,672
Series A convertible preferred stock	7,553,239	7,466,283
Series B convertible preferred stock	3,546,384	3,546,384
Series C convertible preferred stock	3,845,322	3,845,322
Exchangeable shares	2,247,130	2,247,130

Convertible preferred stock is presented on an as converted basis to reflect the applicable conversion ratio.

3. Investment Securities
The amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity fixed maturity securities by major security type and class of security were as follows:

	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
As of June 30, 2014
Available-for-sale:
Municipal bond	$1,000	$—	$(73)	$927
	$1,000	$—	$(73)	$927
Held-to-maturity:
U.S. Treasury securities	$5,779	$—	$(1)	$5,778
Certificates of deposit	2,700	—	—	2,700
U.S. government funds	5,593	—	—	5,593
	$14,072	$—	$(1)	$14,071

	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
As of December 31, 2013
Available-for-sale:
Municipal bond	$1,000	$—	$(168)	$832
	$1,000	$—	$(168)	$832
Held-to-maturity:
U.S. Treasury securities	$5,778	$—	$—	$5,778
Certificates of deposit	2,700	—	—	$2,700
U.S. government funds	7,610	—	—	$7,610
	$16,088	$—	$—	$16,088

Maturities of debt securities classified as available-for-sale were as follows:

	JUNE 30, 2014
	AMORTIZED COST	FAIR VALUE
Available-for-sale:
Due under one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,000	927
Due after ten years	—	—
	$1,000	$927

Maturities of debt securities classified held-to-maturity were as follows:

	JUNE 30, 2014
	AMORTIZED COST	FAIR VALUE
Held-to-maturity:
Due under one year	$14,072	$14,071
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—
	$14,072	$14,071

The Company had one investment with an unrealized loss of $73 and a fair value of $927 at June 30, 2014 and an unrealized loss of $168 and a fair value of $832 at December 31, 2013. The debt security has been in the unrealized loss position for more than 12 months. The Company has assessed the bond for credit impairment and has determined that there is no intent to sell this bond and it is likely that it will hold the investment for a period of time sufficient to allow for a recovery. Furthermore, future payments on this bond are insured by a financial guarantee insurer. Therefore, the Company believes that the unrealized loss on this bond constitutes a temporary impairment.

4. Fair Value
The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.
When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•
Level 2 inputs: Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	AS OF JUNE 30, 2014
		LEVEL 1	LEVEL 2	LEVEL 3
Assets
Restricted cash	$2,700	$2,700	$—	$—
Municipal bond	927	—	927	—
Total	$3,627	$2,700	$927	$—
Liabilities
Warrant liabilities	$4,380	$—	$—	$4,380
Total	$4,380	$—	$—	$4,380

	AS OF DECEMBER 31, 2013
		LEVEL 1	LEVEL 2	LEVEL 3
Assets
Restricted cash	$3,000	$3,000	$—	$—
Municipal bond	832	—	832	—
Total	$3,832	$3,000	$832	$—
Liabilities
Warrant liabilities	$4,900	$—	$—	$4,900
Total	$4,900	$—	$—	$4,900

A rollforward of activity in investments valued using Level 3 inputs is as follows:

	WARRANT LIABILITIES
	2014	2013
Balance at January 1,	$4,900	$551
Issuance of warrants	—	44
Change in fair value upon remeasurement	1,219	98
Balance at March 31,	6,119	693
Settlement of warrant liability upon exercise	(999)	—
Change in fair value upon remeasurement	(740)	28
Balance at June 30,	$4,380	$721

Changes in fair value upon remeasurement are recorded in other (income) expense, net on the consolidated statement of operations.
The Company estimates fair value for its long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities and this is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of the $3,000 term loan approximates fair value at June 30, 2014 and December 31, 2013. The fair value of the $12,000 term loan was $12,078 and $12,000 at June 30, 2014 and December 31, 2013, respectively.
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the six months ended June 30, 2014.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•
Investment securities: Debt securities classified as available-for-sale are measured using quoted market prices when quoted market prices are available. If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. Held-to-maturity securities are carried at amortized cost and the fair value is disclosed in Note 3. Fair value is determined in the same manner as available-for-

sale securities and are considered Level 2 measurements.

•
Warrant liabilities: These liabilities are valued using the Black-Scholes-Merton option-pricing model using certain unobservable inputs that are estimated by the Company. These inputs include a measure of volatility using an average of peer companies’ publicly traded stock volatility, expected dividend payments based on management’s assertion that no dividends will be paid in the near term, the remaining contractual term and a discount rate using an average equivalent bond yield calculation. The range of inputs used is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Expected volatility	39%–46%	40%–42%	34%–46%	40%–46%
Expected dividends	—%	—%	—%	—%
Risk-free rate	1.25%–1.62%	0.15%–1.96%	0.03%–1.73%	0.14%–1.96%
Term	3.5–5.8 years	0.8–6.8 years	0.1–6.0 years	0.8–7.0 years
An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement, which may be significant. The liabilities are revalued each period-end until exercised or expired. Gains and losses on revaluation of the liabilities are recorded in other (income) expense, net in the Company’s consolidated financial statements.

5. Debt

The Company's outstanding debt at June 30, 2014 was as follows:

	PRINCIPAL	DISCOUNT	BALANCE	MATURITY
Line of credit	$14,900	$—	$14,900	July 23, 2015
Term loan	2,700	—	2,700	September 28, 2016
Term loan	12,000	3,403	8,597	December 23, 2016
	$29,600	$3,403	$26,197

The Company has a revolving line of credit with a bank, which is secured by any and all interest the Company has in assets that are not otherwise restricted. The revolving line of credit bears a variable interest rate as of June 30, 2014 and 2013, equal to the greater of 5.0% or 1.5% plus the prime rate. Interest expense is due monthly on the outstanding principal amount with all amounts outstanding under the revolving line of credit due upon maturity in July 2015.

On March 28, 2013, the Company obtained a term loan from the same bank of $3,000 in aggregate principal. The interest rate on the term loan was the greater of 5.5% or 2.0% plus the prime rate. All amounts outstanding under the term loan, including principal and accrued interest, were payable in 30 equal monthly installments beginning on April 28, 2014. $300 in principal was repaid on the loan during the three and six months ended June 30, 2014. The term loan would have matured in September 2016, at which time all amounts outstanding under it would have become immediately due and payable. During July 2014, the outstanding term loan was repaid in full.

Borrowings on the credit facility with the bank, inclusive of amounts under the revolving line of credit and the term loan, are limited to the lesser of $15,000 in 2014 and 2013, and the total amount of cash and securities held by American Pet Insurance Company, (APIC), less up to $500 for obligations the Company may have outstanding for other ancillary services.

On December 23, 2013, the Company obtained a term loan in an aggregate principal amount of $12,000. This note was entered into at a discount of $3,801 related to the issuance of warrants from the principal amount at maturity of $12,000. The term loan bore a fixed interest rate of 11.0% per year and was due on the earlier of three years from the issue date or certain triggering events, including a qualifying initial public offering. During July 2014, the outstanding term loan was repaid in full.

The credit agreements require the Company to comply with various financial and non-financial covenants. As of June 30, 2014, the Company was in compliance with these covenants. The credit facility with the bank also has a compensating balance requirement of $500. Substantially all of the Company's assets were pledged as collateral for the three outstanding loan facilities as of June 30, 2014.

6. Contingencies
During 2013, the Company determined that it owes goods and services tax (GST) and harmonized sales tax (HST) in Canada for certain intercompany fees charged to its Canadian entities from 2007 through 2013. The Company began a voluntary self-disclosure with the Canada Revenue Agency for these unpaid taxes in 2014 under the Canada Revenue Agency Voluntary Disclosures Program, which would, if successful, avoid the imposition of penalties for late payment. Interest will be due on the amounts owed. The Company submitted the completed voluntary self-disclosure during the second quarter of 2014. The Company has accrued $983 of GST/HST tax for the 2007 through 2013 tax years, including interest.

The Company’s subsidiary, APIC, a New York corporation, received an inquiry from the California Department of Insurance (CDOI) in 2011 alleging APIC’s trial insurance policies issued in California are in violation of California law. The Company has disputed this assertion. In July 2014, the CDOI filed a notice of non-compliance regarding this issue.  APIC received an extension to request a hearing to contest the notice. As of June 30, 2014 and December 31, 2013, the Company had accrued liabilities of $100 for this matter. While the Company intends to defend this matter vigorously, adverse outcomes beyond recorded amounts are reasonably possible. At this stage in the matter, however, the Company is unable to estimate a possible loss or range of possible loss beyond amounts previously accrued.

The Company received an inquiry from the Washington State Office of the Insurance Commissioner (OIC) in December 2012 concerning whether a subsidiary of the Company was properly licensed, and whether certain of its employees were properly licensed, under Washington law. The Company responded to this letter in January of 2013, stating that the subsidiary is licensed, and its employees are not required to be licensed under Washington law. The Company received additional correspondence from the OIC in July 2014 informing it that the OIC is scheduling a regulatory examination to further assess the Company’s compliance.  Because of the inherent uncertainties of this matter, including the early stage and lack of specific claims, the Company currently believes the likelihood of a material loss is unlikely and cannot predict the impact (if any) that the matter may have on the Company’s business, results of operations, financial position or cash flows.
The Company also is subject to a variety of other claims and suits that arise from time to time in the ordinary course of its business.
The Company makes a provision for a liability relating to legal matters when it is both probable that a liability beyond previously accrued amounts has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Although management currently believes that resolving outstanding matters, individually or in aggregate, will not have a material adverse impact on the Company’s financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

7. Stock-Based Compensation
The following table presents information regarding options granted, exercised and forfeited for the periods presented:

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE
December 31, 2013	4,663,445	$2.12	$30,406
Granted	376,100	10.51
Exercised	(19,937)	2.31	141
Forfeited	(59,782)	5.66
June 30, 2014	4,959,826	2.72	33,151
As of June 30, 2014, the stock options outstanding had a remaining contractual life of 7.0 years.

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE FAIR VALUE	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Vested and exercisable at December 31, 2013	2,719,609	$1.32	$1.38	6.03	$19,908
Vested and exercisable at June 30, 2014	3,328,493	$1.37	$1.49	6.16	$26,326
Stock-based compensation expense includes stock options and restricted stock granted to employees and non-employees and has been reported in the Company’s statements of operations in claims expenses, other cost of revenue, sales and marketing, technology and development, and general and administrative expenses depending on the function performed by the employee or non-employee. As of June 30, 2014, the Company had unrecognized stock-based compensation of $8,850 related to stock options and restricted stock held by employees and non-employees, which is expected to vest over a weighted-average period of approximately 1.7 years. As of June 30, 2014, the Company had 1,631,333 unvested stock options and 706,514 restricted stock awards that are expected to vest. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The expense recognized in each category is provided in the table below:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Claims expenses	$51	$39	$108	$71
Other cost of revenue	13	9	37	17
Sales and marketing	144	202	293	345
Technology and development	98	94	196	165
General and administrative	320	141	559	288
Total stock-based compensation	$626	$485	$1,193	$886

8. Segments
The Company has two segments, subscription business and other business. The subscription business segment includes monthly subscriptions related to the Company’s medical plan, while the other business segment includes all other business, including policies written for third parties and policies written under a federal government program. The chief operating decision maker uses two measures to evaluate segment performance: revenue and gross profit. Corporate operating expenses, interest and other expenses, and income taxes are not allocated to the segments, nor included in the measure of segment profit or loss. The Company does not analyze discrete segment balance sheet information related to long-term assets.

Revenue and gross profit of the Company’s segments were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
Revenue:
Subscription business	$25,359	$18,368	$48,448	$35,385
Other business	2,731	1,474	5,282	2,299
	28,090	19,842	53,730	37,684
Claims expenses:
Subscription business	17,819	12,696	33,923	24,440
Other business	1,158	691	2,089	1,071
	18,977	13,387	36,012	25,511
Other cost of revenue:
Subscription business	2,699	2,002	5,198	3,731
Other business	1,264	624	2,614	1,005
	3,963	2,626	7,812	4,736
Gross profit:
Subscription business	4,841	3,670	9,327	7,214
Other business	309	159	579	223
	5,150	3,829	9,906	7,437
Sales and marketing	2,810	2,268	5,456	4,840
Technology and development	2,553	1,152	4,753	2,035
General and administrative	3,292	2,022	6,078	3,949
Operating loss	$(3,505)	$(1,613)	$(6,381)	$(3,387)

The following table presents the Company’s revenue by geographic region of the member:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
United States	$20,925	$13,747	$39,822	$25,702
Canada	7,165	6,095	13,908	11,982
Total revenue	$28,090	$19,842	$53,730	$37,684
Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2013 and June 30, 2014.

9. Subsequent Events

On July 2, 2014, the Company entered into an amended and restated credit agreement in relation to its existing $12,000 term loan entered into on December 23, 2013 for a secured subordinated term loan totaling $29,000, which reflected an increase of $17,000 from the prior agreement. The term loan accrued interest at a fixed rate of 11.0% per year and was set to mature in December 2016. The term loan, however, required repayment in full upon the completion of our initial public offering, which would result in a 1.5% prepayment premium on the $17,000 increase. In connection with the amended and restated credit agreement, the Company also issued to the new lenders warrants to purchase an aggregate of 415,646 shares of common stock, with an exercise price $12.27 per share, subject to adjustment to the price per share upon the completion of an initial public offering. Certain lenders participating in these agreements were related parties.

On July 11, 2014, the Company fully repaid the $3,000 term loan entered into on March 28, 2013 which also resulted in a release of all restricted cash on hand.

On July 16, 2014, the 2014 Equity Incentive Plan and 2014 Employee Stock Purchase Plan were adopted by the Company's board of directors, which reserved 2,000,000 shares of common stock for issuance under each plan, subject to automatic renewal increases. In addition, the shares of common stock reserved but not issued under our 2007 Equity Compensation Plan as of the effective date of our 2014 Equity Compensation Plan became available for issuance under such plan.

On July 23, 2014, the Company amended and restated its certificate of incorporation to authorize the issuance of up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock.

On July 23, 2014, the Company completed an initial public offering (IPO) whereby 8,193,750 shares of common stock were sold to the public at a price of $10.00 per share. The Company received net proceeds of approximately $72.9 million from the IPO. Upon the closing of the IPO, all shares of the outstanding convertible preferred stock and exchangeable shares automatically converted into 14,944,945 and 2,247,130 shares of common stock, respectively. In connection with this conversion, all outstanding special voting shares were redeemed and all warrants to purchase convertible preferred stock were converted into warrants to purchase common stock. Also, existing common stock warrants, including warrants granted in July 2014, were adjusted such that they became warrants to purchase 870,000 shares of common stock at an exercise price of $10.00 per share and were moved from a liability classification to all equity classification on the balance sheet.

On July 23, 2014, the Company repaid the outstanding $29,000 term loan, related accrued interest of $895 and prepayment penalty of $255 in full.

Item 2. - Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview
We are a direct-to-consumer monthly subscription service providing a medical plan for cats and dogs throughout the United States, Canada and Puerto Rico. Our data-driven, vertically-integrated approach enables us to provide pet owners with what we believe is the highest value medical plan for their pets, priced specifically for each pet’s unique characteristics. Our growing and loyal member base provides us with highly predictable and recurring revenue. We operate our business with a focus on maximizing the lifetime value of each pet while sustaining a favorable ratio of lifetime value relative to acquisition cost.
We operate in two business segments: subscription business and other business. We generate revenue in our subscription business segment primarily from subscription fees for our medical plan, which we actively market to consumers. Our medical plan automatically renews on a monthly basis, and members pay the subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit card, debit card or bank account through automatic funds transfer. Subscription revenue is recognized on a pro rata basis over the monthly enrollment term. We generate revenue in our other business segment primarily from writing policies for an unaffiliated managing general agent that offers pet insurance and from writing policies under a federal government program. These policies provide different coverage and are subject to materially different terms and conditions than the Trupanion medical plan. Further, the unaffiliated managing general agent administers the policies we write for it and markets those policies to consumers.
We generate leads through both third-party referrals and online member acquisition channels, which we then convert into members through our website and contact center. Veterinary practices represent our largest referral source. While these referrals accounted for a majority of our enrollments in the second quarter of 2014, we do not pay commissions to or otherwise compensate veterinarians for their referrals. We engage a national referral network of independent contractors who are paid fees based on activity in their regions, which we refer to as our Territory Partners. Our Territory Partners are dedicated to cultivating direct veterinary relationships and building awareness of the benefits that our medical plan offers veterinarians and their clients. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. Our online member acquisition channels serve as important resources for pet owner education and drive new member leads and conversion. We also receive a significant number of new leads from existing members adding pets and referring their friends and family members. We constantly evaluate the effectiveness of our member acquisition channels and marketing initiatives based upon their return on investment, which we measure by comparing the ratio of the lifetime value of a pet generated through each specific channel or initiative to the related acquisition cost.
Our revenue increased from $19.1 million for the year ended December 31, 2010 to $83.8 million for the year ended December 31, 2013, representing a compound annual growth rate of 64%. Additionally, our revenue increased from $37.7 million for the six months ended June 30, 2013 to $53.7 million for the six months ended June 30, 2014, representing 43% year-over-year growth. We have achieved sequential revenue growth in every quarter since the first quarter of 2010. We have made and expect to continue to make substantial investments in member acquisition and in expanding our operations. For the six months ended June 30, 2014 and 2013, we had a net loss of $8.4 million and $3.8 million, respectively. As of June 30, 2014, our accumulated deficit was $44.4 million.
Key Financial and Operating Metrics
We believe that one of the key operating drivers for any online subscription business is the amount of sales and marketing expenses incurred to drive new customer acquisition, which is typically evaluated in relation to the lifetime value of the customer. In order to assess this metric, we regularly review a number of financial and operating metrics, including per pet unit economics, to evaluate our subscription business, determine the allocation of resources and make decisions regarding business strategy.

The following table sets forth our key financial and operating metrics for our subscription business for the periods ended June 30, 2014 and 2013:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Total pets enrolled	194,617	147,868	194,617	147,868
Monthly adjusted revenue per pet	$43.90	$42.21	$43.53	$42.26
Lifetime value of a pet (LVP)	$605	$641	$605	$641
Average pet acquisition cost (PAC)	$113	$99	$112	$115
Average monthly retention	98.65%	98.62%	98.65%	98.62%
Total pets enrolled. Total pets enrolled reflects the number of pets subscribed to our plan at the end of each period presented. We monitor total pets enrolled because it provides an indication of the growth of our business.
Monthly adjusted revenue per pet. Monthly adjusted revenue per pet is calculated as adjusted revenue divided by the total number of pet months in the period. Adjusted revenue, a non-GAAP financial measure, is calculated as revenue, excluding sign-up fee revenue and the change in deferred revenue. We exclude sign-up fee revenue since it is collected at the time a new pet is enrolled and is used to partially offset initial setup costs, which are included in sales and marketing expenses. We exclude changes in deferred revenue in order to present monthly adjusted revenue per pet in a consistent manner across periods. Total pet months in a period represents the sum of all pets enrolled for each month during the period. We monitor monthly adjusted revenue per pet because it is an indicator of the effectiveness of our pricing for our business.

Lifetime value of a pet. Lifetime value of a pet (LVP) is calculated in a reporting period as the average monthly contribution margin per pet over the 12 months prior to the period end date, multiplied by the implied average subscriber life in months. The average monthly contribution margin per pet is calculated by dividing gross profit for the period, excluding sign-up fee revenue, the change in deferred revenue and stock based compensation expense recorded in cost of revenue by the number of pet months in the 12-month period. Implied average subscriber life in months is calculated as the quotient obtained by dividing one by one minus the average monthly retention rate. We monitor LVP to assess how much lifetime contribution margin we might expect from new pets over their implied average subscriber life in months and to evaluate the amount of sales and marketing expenses we may want to incur to attract new pet enrollments.
Average pet acquisition cost. Pet acquisition cost (PAC) is calculated as acquisition cost divided by the total number of new pets enrolled in that period. Acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as sales and marketing expenses, excluding stock-based compensation, offset by sign-up fee revenue. We offset sales and marketing expenses with sign-up fee revenue since it is a one-time charge to new members used to partially offset initial setup costs, which are included in sales and marketing expenses. We monitor average pet acquisition cost to evaluate the efficiency of our sales and marketing programs in acquiring new members and measure effectiveness using the ratio of our lifetime value of a pet to average pet acquisition cost. Generally, we target a long-term ratio of 5:1 for LVP to PAC.
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of June 30, 2014 is an average of each month’s retention from July 1, 2013 through June 30, 2014. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months and manage our business.
Non-GAAP Financial Measures
We believe that using adjusted revenue, contribution margin and acquisition cost to calculate and present certain of our other key metrics is helpful to our investors. These measures, which are non-GAAP financial measures, are not prepared in accordance with U.S. GAAP. We define adjusted revenue as revenue from our subscription business segment excluding sign-up fee revenue and the change in deferred revenue between periods. We define contribution margin as gross profit from our subscription business segment for the 12 months prior to the period end date excluding stock-based compensation expense related to cost of revenue from our subscription business segment, sign-up fee revenue and the change in deferred revenue between periods. We define acquisition cost as sales and marketing expenses, excluding stock-based compensation expense, net of sign-up fee revenue.

Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry as other companies in our industry may calculate or use non-GAAP financial measures differently. In addition, there are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by other companies and exclude expenses that may have a material impact on our reported financial results. The presentation and utilization of non-GAAP financial measures is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge our investors to review the reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures in our consolidated financial statements that is included below, and not to rely on any single financial or operating measure to evaluate our business.

Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company’s non-cash expenses, we believe that providing non-GAAP financial measures such as contribution margin and acquisition cost that exclude stock-based compensation expense allows for more meaningful comparisons between our operating results from period to period. We exclude sign-up fee revenue from the calculation of both adjusted revenue and contribution margin because we collect it from new members at the time of enrollment and consider it to be an offset to a portion of our sales and marketing expenses. For this reason, we also net sign-up fees with sales and marketing expenses in our calculation of acquisition cost. We exclude changes in deferred revenue from the calculation of both adjusted revenue and contribution margin in order to eliminate fluctuations caused by the timing of pet enrollment during the last month of any particular period in which such measures are being presented or utilized. We believe this allows us to calculate and present adjusted revenue, contribution margin and acquisition cost and the related financial measures we derive from them in a consistent manner across periods. Our non-GAAP financial measures and the related financial measures we derive from them are important tools for financial and operational decision-making and for evaluating our own operating results over different periods of time.
The following table reflects the reconciliation of adjusted revenue to revenue:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013

	(in thousands)
Revenue	$28,090	$19,842	$53,730	$37,684
Excluding:
Other business revenue	(2,731)	(1,474)	(5,282)	(2,299)
Change in deferred revenue	84	218	346	342
Sign-up fee revenue	(407)	(356)	(784)	(688)
Adjusted revenue	$25,036	$18,230	$48,010	$35,039

The following table reflects the reconciliation of contribution margin to gross profit:

	TWELVE MONTHS ENDED JUNE 30,
	2014	2013

	(in thousands)
Gross profit	$18,113	$14,263
Excluding:
Stock-based compensation expense	287	143
Other business segment gross profit	(1,086)	(267)
Sign-up fee revenue	(1,514)	(1,285)
Change in deferred revenue	1,111	761
Contribution margin	$16,911	$13,615

The following table reflects the reconciliation of acquisition cost to sales and marketing expenses:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013

	(in thousands)
Sales and marketing expenses	$2,810	$2,268	$5,456	$4,840
Excluding:
Stock-based compensation expense	(144)	(202)	(293)	(345)
Net of:
Sign-up fee revenue	(407)	(356)	(784)	(688)
Acquisition cost	$2,259	$1,710	$4,379	$3,807
Factors Affecting Our Performance
Average monthly retention. Our performance depends on our ability to continue to retain our existing and newly enrolled pets and is impacted by our ability to provide a best-in-class value and member experience. Our ability to maintain the retention rate of enrolled pets may be affected by a number of factors, including the actual and perceived value of our services and the quality of our member experience, including our claims payment process and competitive environment. In addition, if the number of new pets enrolled increases at a faster rate than our historical experience, our average monthly retention rate could be adversely impacted, as our retention rate is generally lower during the first year of member enrollment.
Investment in pet acquisition. We have made and plan to continue to make significant investments to grow our member base. Our acquisition cost and the number of new members we enroll depends on a number of factors, including the amount we elect to invest in sales and marketing activities in any particular period in the aggregate and by channel, effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied and in the future may significantly vary from period to period based upon specific marketing initiatives and the actual or expected relationship to LVP. For example, veterinary trade show costs have traditionally increased our average pet acquisition costs in the first quarter of each year. We also periodically test new member acquisition channels and marketing initiatives, each of which impacts our average pet acquisition cost. We plan to expand the number of Territory Partners we use to reach veterinarians, which is likely to increase our average pet acquisition cost. We continually assess our sales and marketing activities by monitoring the ratio of LVP to PAC.
Geographic mix of sales. The relative mix of our business between the United States and Canada impacts the monthly adjusted revenue per pet we receive. Prices for our plan in Canada are generally higher than in the United States, which is consistent with the relative cost of veterinary care in each country. As our revenue has grown faster in the United States compared to Canada, this geographic shift in the mix of business has reduced the growth in our monthly adjusted revenue per pet. In addition, as our mix of revenue changes between the United States and Canada, our exposure to foreign exchange fluctuations will be impacted.
Investments to grow our business. We plan to continue to invest to grow our business. Any investments in the development of new technology and continued improvements to our member experience, and the costs associated with being a public company, will increase our operating expenses in the near term.

Other business segment. Our other business segment includes revenue and expenses related to our writing of policies for an unaffiliated managing general agent. This relationship can be canceled by the unaffiliated managing general agent with 360 days' notice and we are unlikely to be able to replace it with a similar contract quickly, if at all. A cancellation of this contract would result in the policies and revenue being run off over a period of 12 months and could have a material impact on our results of operations. Our other business segment also includes revenue and expenses related to policies written under a federal government program. While we expect our other business segment to remain relatively stable over time and become a proportionately smaller component of our overall business as we continue to expand our subscription business, we may enter into additional relationships to the extent we believe they will be profitable to us, which could also impact our operating results.

Basis of Presentation
General
We operate in two business segments: subscription business and other business. Our subscription business segment includes revenue and expenses related to monthly subscriptions for our medical plan. Our other business segment includes revenue and expenses related to our other operations, including the writing of policies for an unaffiliated managing general agent and policies written under a federal government program. We report our financial information in accordance with U.S. generally accepted accounting principles (GAAP).
Revenue
We generate revenue in our subscription business segment primarily from subscription fees for our medical plan. Our medical plan automatically renews on a monthly basis, and members pay the subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit card, debit card or bank account through automatic funds transfer. Subscription revenue is recognized on a pro rata basis over the monthly enrollment term. Membership may be canceled at any time without penalty, and we issue a refund for the unused portion of the canceled membership.
We generate revenue in our other business segment primarily from writing policies for an unaffiliated managing general agent that offers pet insurance and from writing policies under a federal government program. Revenue from our other business segment is recognized on a pro rata basis over the enrollment term for each policy.
Cost of Revenue
Cost of revenue in each of our segments is comprised of claims expenses and other cost of revenue.
Claims expenses. Claims expenses include claims incurred, the cost of personnel administering the claims and providing member service relating to the claims and other operating expenses directly or indirectly related to claims administration. Claims incurred are the claims approved for payment plus an accrual for claims incurred that have not yet been submitted or approved for payment. This accrual is based on our historical experience and developments in claims and the cost of veterinary care, and also includes the cost of administering such claims.
Other cost of revenue. Other cost of revenue for our subscription business segment includes direct and indirect member service expenses, renewal commissions to our independent sales force, credit card transaction fees and premium tax expenses. Other cost of revenue for our other business segment includes the commission we pay to the unaffiliated managing general agent.
For both our subscription business and our other business segments, we generally expect our cost of revenue to remain relatively constant as a percentage of revenue, although there may be variability in the rate of claims occurrences during certain quarters. Claims expenses as a percentage of our subscription business revenue may increase over time as part of our strategy is to return more value to our members to further enhance our member experience, retention rates and lifetime value of a pet. We currently expect that such increases generally will be offset by economies of scale in our other cost of revenue.

Gross Profit
Gross profit is total revenue less cost of revenue. We expect gross profit as a percentage of revenue in our subscription segment to remain relatively consistent, although there may be variability in individual quarters based on the rate of claims occurrences. As the mix of subscription business and other business changes and as our other business segment changes, this may impact our total gross profit as a percentage of revenue.
Operating Expenses
Our operating expenses are classified into three categories: sales and marketing, technology and development, and general and administrative. For each category, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses and stock-based compensation.

Sales and Marketing
Sales and marketing expenses primarily consist of referral fees paid with respect to newly enrolled pets, print, online and promotional advertising costs, and employee compensation and related costs. Sales and marketing expenses are driven primarily by investments to acquire new members and retain our existing members. We plan to continue to invest in existing and new member acquisition channels and marketing initiatives to grow our business. We expect sales and marketing expenses to increase in absolute dollars, although it may fluctuate as a percentage of revenue.
Technology and Development
Technology and development expenses primarily consist of personnel costs and related expenses for our operations staff, which includes information technology development and infrastructure support, third-party services and depreciation of hardware and amortization of capitalized software and intangible assets. We expect technology and development expenses to increase in absolute dollars and as a percentage of total revenue in the near term as we continue to devote significant resources to enhance our member experience and, thereafter, decrease as a percentage of revenue.
General and Administrative
General and administrative expenses consist primarily of personnel costs and related expenses for our finance, actuarial, human resources, general management functions, as well as facilities and professional services. We have recently incurred additional expenses as a result of expanding our management team and becoming a public company, and expect to continue to incur additional expenses associated with being a public company, including higher legal, corporate insurance and accounting expenses. We expect general and administrative expenses to continue to increase in the near term, both in absolute dollars and as a percentage of total revenue, and then decrease as a percentage of revenue over time.

Results of Operations
The following tables set forth our results of operations for the periods presented both in absolute dollars and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013

	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscription business	$25,359	$18,368	$48,448	$35,385
Other business	2,731	1,474	5,282	2,299
Total revenue	28,090	19,842	53,730	37,684
Cost of revenue:
Subscription business(1)	20,518	14,698	39,121	28,171
Other business	2,422	1,315	4,703	2,076
Total cost of revenue	22,940	16,013	43,824	30,247
Gross profit:
Subscription business	4,841	3,670	9,327	7,214
Other business	309	159	579	223
Total gross profit	5,150	3,829	9,906	7,437
Operating expenses:
Sales and marketing(1)	2,810	2,268	5,456	4,840
Technology and development(1)	2,553	1,152	4,753	2,035
General and administrative(1)	3,292	2,022	6,078	3,949
Total operating expenses	8,655	5,442	16,287	10,824
Operating loss	(3,505)	(1,613)	(6,381)	(3,387)
Interest expense	726	143	1,468	266
Other (income) expense, net	(759)	73	522	181
Loss before income taxes	(3,472)	(1,829)	(8,371)	(3,834)
Income tax expense (benefit)	7	(5)	21	(84)
Net loss	$(3,479)	$(1,824)	$(8,392)	$(3,750)

(1)	Includes stock-based compensation expense as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013

	(in thousands)
Cost of revenue	$64	$48	$145	$88
Sales and marketing	144	202	293	345
Technology and development	98	94	196	165
General and administrative	320	141	559	288
Total stock-based compensation expense	$626	$485	$1,193	$886

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	82	81	82	80
Gross profit	18	19	18	20
Operating expenses:
Sales and marketing	10	11	10	13
Technology and development	9	6	9	5
General and administrative	12	10	11	10
Total operating expenses	31	27	30	29
Operating loss	(12)	(8)	(12)	(9)
Interest expense	3	1	3	1
Other expense, net	(3)	—	1	—
Loss before income taxes	(12)	(9)	(16)	(10)
Income tax expense (benefit)	—	—	—	—
Net loss	(12)%	(9)%	(16)%	(10)%

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013

	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	81	80	81	80
Subscription business gross profit	19%	20%	19%	20%

Comparison of Three and Six Months Ended June 30, 2014 and 2013
Revenue

	THREE MONTHS ENDED JUNE 30,		% CHANGE	SIX MONTHS ENDED JUNE 30,		% CHANGE
	2014	2013		2014	2013

	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$25,359	$18,368	38%	$48,448	$35,385	37%
Other business	2,731	1,474	85	5,282	2,299	130
Total revenue	$28,090	$19,842	42	$53,730	$37,684	43
Percentage of Revenue by Segment:
Subscription business	90%	93%		90%	94%
Other business	10	7		10	6
Total revenue	100%	100%		100%	100%
Subscription Business:
Total pets enrolled	194,617	147,868	32	194,617	147,868	32
Monthly adjusted revenue per pet	$43.90	$42.21	4	$43.53	$42.26	3
Average monthly retention	98.65%	98.62%		98.65%	98.62%

Three months ended June 30, 2014 compared to three months ended June 30, 2013. Total revenue increased by $8.2 million to $28.1 million for the three months ended June 30, 2014, or 42%. Revenue for our subscription business segment increased by $7.0 million to $25.4 million for the three months ended June 30, 2014, or 38%. This increase in subscription business revenue primarily was due to a 32% increase in pets enrolled as of June 30, 2014 compared to June 30, 2013 and a 4% increase in monthly adjusted revenue per pet during this period as a result of increases in our pricing due to increases in the cost of veterinary care and improvements in our coverage beginning in May 2014 and changes to our deductible mix for newly enrolled pets. The impact of these price increases were partially offset by a higher percentage of newly enrolled pets in the United States as compared to Canada, which have a lower monthly adjusted revenue per pet, and approximately a $0.4 million impact of foreign exchange rates on our Canadian revenue. Revenue from our other business segment increased $1.3 million to $2.7 million at June 30, 2014 as a result of the remaining policies written for the unaffiliated managing general agent being transferred to us from its previous insurance company whereas only a portion of such policies had been transferred from its previous insurance company during the three months ended June 30, 2013.
Six months ended June 30, 2014 compared to six months ended June 30, 2013. Total revenue increased by $16.0 million to $53.7 million for the six months ended June 30, 2014, or 43%. Revenue for our subscription business segment increased by $13.1 million to $48.4 million for the six months ended June 30, 2014, or 37%. This increase in our subscription business revenue was primarily due to a 32% increase in total pets enrolled as of June 30, 2014 compared to June 30, 2013. Monthly adjusted revenue per pet during this period increased 3% as a result of increases in our pricing due to increases in the cost of veterinary care and improvements in our coverage beginning in May 2014 and changes in deductible mix for newly enrolled pets. The impact of these price increases were partially offset by a higher percentage of newly enrolled pets in the United States as compared to Canada, which have a lower monthly adjusted revenue per pet, and approximately a $1.0 million impact of foreign exchange rates on our Canadian revenue. Revenue from our other business segment increased $3.0 million to $5.3 million at June 30, 2014 as a result of the remaining policies written for the unaffiliated managing general agent being transferred to us from its previous insurance company whereas only a portion of such policies had been transferred from its previous insurance company during the six months ended June 30, 2013.

Cost of Revenue

	THREE MONTHS ENDED JUNE 30,		% CHANGE	SIX MONTHS ENDED JUNE 30,		% CHANGE
	2014	2013		2014	2013

	(in thousands, except percentages)
Cost of Revenue:
Subscription business:
Claims expenses	$17,819	$12,696	40%	$33,923	$24,440	39%
Other cost of revenue	2,699	2,002	35	5,198	3,731	39
Total cost of revenue	20,518	14,698	40	39,121	28,171	39
Gross profit	4,841	3,670	32	9,327	7,214	29
Other business:
Claims expenses	1,158	691	68	2,089	1,071	95
Other cost of revenue	1,264	624	103	2,614	1,005	160
Total cost of revenue	2,422	1,315	84	4,703	2,076	127
Gross profit	309	159	94	579	223	160
Percentage of Revenue by Segment:
Subscription business:
Claims expenses	70%	69%		70%	69%
Other cost of revenue	11	11		11	11
Total cost of revenue	81	80		81	80
Gross profit	19	20		19	20
Other business:
Claims expenses	42	47		40	47
Other cost of revenue	46	42		50	44
Total cost of revenue	89	89		89	90
Gross profit	11	11		11	10
Three months ended June 30, 2014 compared to three months ended June 30, 2013. Cost of revenue for our subscription business segment increased $5.8 million to $20.5 million for the three months ended June 30, 2014, or 40%. This increase primarily was a result of a $5.1 million increase in claims expenses resulting from a 32% increase in enrolled pets in the period, offset by a $0.3 million benefit from fluctuating foreign exchange rates on our Canadian dollar-denominated payments to Canadian members. In addition, compensation expense and related costs increased by $0.7 million due to a 51% increase in headcount to service our growth.

Cost of revenue for our other business segment increased $1.1 million to $2.4 million for the three months ended June 30, 2014 as a result of the remaining policies written for the unaffiliated managing general agent being transferred to us from its previous insurance company whereas only a portion of such policies had been transferred from its previous insurance company during the three months ended June 30, 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013. Cost of revenue for our subscription business segment increased $10.9 million to $39.1 million for the six months ended June 30, 2014, or 39%. This increase was primarily a result of a $9.5 million increase in claims expenses resulting from a 32% increase in enrolled pets in the period. Other cost of revenue in our subscription business increased $1.5 million to $5.2 million and remained consistent as a percentage of subscription revenue. Of this increase, $1.1 million of expense was related to increases in enrolled pets and $0.3 million was related to increases in compensation and related costs due to a 51% increase in headcount to service our growth during the period.

Cost of revenue for our other business segment increased $2.6 million to $4.7 million for the six months ended June 30, 2014 as a result of the remaining policies written for the unaffiliated managing general agent being transferred to us from its previous insurance company whereas only a portion of such policies had been transferred from its previous insurance company during the six months ended June 30, 2013.

Sales and Marketing Expenses

	THREE MONTHS ENDED JUNE 30,		% CHANGE	SIX MONTHS ENDED JUNE 30,		% CHANGE
	2014	2013		2014	2013

	(in thousands, except percentages and per pet data)
Sales and marketing	$2,810	$2,268	24%	$5,456	$4,840	13%
Percentage of total revenue	10%	11%		10%	13%

Subscription Business:
Average pet acquisition cost (PAC)	$113	$99	14	$112	$115	(3)
Three months ended June 30, 2014 compared to three months ended June 30, 2013. Sales and marketing expenses increased $0.5 million to $2.8 million for the three months ended June 30, 2014, or 24%. The increase in sales and marketing expenses was primarily due to an increase of $0.4 million in expenditures related to new and expanded online sales and marketing initiatives and increased investment in our territory partner network. Though our average pet acquisition cost increased 14% for the three months ended June 30, 2014, our ratio of lifetime value of a pet to average pet acquisition cost remained strong at 5.4.
Six months ended June 30, 2014 compared to six months ended June 30, 2013. Sales and marketing expenses increased $0.6 million to $5.5 million for the six months ended June 30, 2014, or 13%. The increase in sales and marketing expenses was primarily due to an increase of $0.5 million in expenditures related to new and expanded online sales and marketing initiatives and increased investment in our territory partner network.

Technology and Development Expenses

	THREE MONTHS ENDED JUNE 30,		% CHANGE	SIX MONTHS ENDED JUNE 30,		% CHANGE
	2014	2013		2014	2013

	(in thousands, except percentages)
Technology and development	$2,553	$1,152	122%	$4,753	$2,035	134%
Percentage of total revenue	9%	6%		9%	5%

Three months ended June 30, 2014 compared to three months ended June 30, 2013. Technology and development expenses increased $1.4 million to $2.6 million for the three months ended June 30, 2014, or 122%. Total expenses, net of capitalization, in technology related to our direct pay claims processing initiative increased $0.7 million to $1.0 million for the three months ended June 30, 2014. In addition, we had, net of capitalization, a $0.4 million increase in expenditures for enhancements to our website scheduled to begin during the third quarter of 2014 and improvements to our member relationship management system.

Six months ended June 30, 2014 compared to six months ended June 30, 2013. Technology and development expenses increased $2.7 million to $4.8 million for the six months ended June 30, 2014, or 134%. Total expenses, net of capitalization, in technology related to claims processing improvements increased $1.7 million to $2.6 million for the six months ended June 30, 2014. In addition, we had, net of capitalization, a $0.9 million increase in expenditures for enhancements to our website scheduled to begin during the third quarter of 2014 and improvements to our customer relationship management system.
General and Administrative Expenses

	THREE MONTHS ENDED JUNE 30,		% CHANGE	SIX MONTHS ENDED JUNE 30,		% CHANGE
	2014	2013		2014	2013

	(in thousands, except percentages)
General and administrative	$3,292	$2,022	63%	$6,078	$3,949	54%
Percentage of total revenue	12%	10%		11%	10%
Three months ended June 30, 2014 compared to three months ended June 30, 2013. General and administrative expenses increased $1.3 million to $3.3 million for the three months ended June 30, 2014, or 63%. During the period, employee compensation and related expenses increased $0.5 million primarily due to increases in headcount in our actuarial, legal, and finance departments to support our growth and in preparation for our initial public offering. Additionally, pursuant a consulting agreement with a former employee, we incurred a severance charge of $0.4 million.
Six months ended June 30, 2014 compared to six months ended June 30, 2013. General and administrative expenses increased $2.1 million to $6.1 million for the six months ended June 30, 2014, or 54%. During the period, employee compensation and related expenses increased $0.9 million due to increases in headcount in our actuarial, legal, finance, and human resources departments to support our growth and in preparation for our initial public offering. Additionally, legal and licensing fees related to our preparation to become a public company increased $0.5 million and pursuant to a consulting agreement with a former employee, we incurred a severance charge of $0.4 million.
Other (Income) Expense, Net

	THREE MONTHS ENDED JUNE 30,		% CHANGE	SIX MONTHS ENDED JUNE 30,		% CHANGE
	2014	2013		2014	2013

	(in thousands, except percentages)
Interest expense	$726	$143	408%	$1,468	$266	452%
Other (income) expense, net	(759)	73	NM	522	181	188
Total other expense, net	$(33)	$216	(115)	$1,990	$447	345
Three months ended June 30, 2014 compared to three months ended June 30, 2013. For the three months ended June 30, 2014, we recognized interest expense of $0.7 million, compared to $0.1 million for the three months ended June 30, 2013. This increase was primarily due to accrued interest from the term loan we obtained in December 2013. Other (income) expense, net for the three months ended June 30, 2014 income increased by $0.8 million from other expense of less than $0.1 million for the three months ended June 30, 2013 to other income of $0.8 million for the three months ended June 30, 2014. This was primarily due to a gain of $0.7 million for the three months ended June 30, 2014 on the revaluation of warrants compared to a loss of less than $0.1 million on the revaluation of warrants for the three months ended June 30, 2013.
Six months ended June 30, 2014 compared to six months ended June 30, 2013. For the six months ended June 30, 2014, we recognized interest expense of $1.5 million, compared to $0.3 million for the six months ended June 30, 2013. This increase was primarily due to accrued interest from the term loan obtained in December 2013. Other (income) expense, net for the six months ended June 30, 2014 increased $0.3 million primarily due to the impact of fluctuating stock value on the revaluation of warrants.
Liquidity and Capital Resources
Since inception, we have financed our operations and met capital requirements primarily through the sale of equity securities and from borrowings. Our principal uses of cash are paying claims, funding operations, investing in new member acquisition and enhancements to our member experience and servicing debt. In July 2014, we closed our initial public offering, pursuant to which we sold 8,193,750 shares of common stock at an offering price of $10.00 per share. We received net proceeds of approximately $72.9 million.
Sources of Funds
As of June 30, 2014, we had cash and cash equivalents of $9.3 million and short-term investments of $14.1 million. We believe that our existing cash and cash equivalents and short-term investments, including the proceeds from our initial public offering, will be sufficient to fund our operations and statutory capital requirements for at least the next 12 months. From time to time, we may explore additional financing, which could include equity, equity-linked and debt financing. However, there can be no assurance that any additional financing will be available to us on acceptable terms, or at all.
Long-Term Debt
Square 1 Bank Loan and Security Agreement
In April 2007 we entered into a loan and security agreement with Square 1 Bank (Square 1), which we amended and restated in August 2012 and most recently amended in March 2014. We refer to this amended and restated loan and security agreement as our Square 1 credit facility. The Square 1 credit facility provides for a revolving line of credit, under which we may take advances up to $15 million, and provided for a term loan in an aggregate principal amount up to $3 million. The maximum amount for borrowing under the Square 1 credit facility, inclusive of any amounts outstanding under the revolving line of credit and the term loan, is the lesser of $15 million or the total amount of cash and securities held by American Pet Insurance Company (APIC), less up to $0.5 million for obligations we may have outstanding from Square 1 for other ancillary services.
Interest on the revolving line of credit accrues at a variable annual rate equal to the greater of 5.0% or the prime rate plus 1.5%. The revolving line of credit matures in July 2015, at which time it will need to be renewed or all amounts outstanding under it, including accrued interest, become immediately due and payable.
Interest on the term loan accrued at a variable annual rate equal to the greater of 5.5% or the prime rate plus 2.0% and was payable monthly until March 2014. Beginning in April 2014, all amounts outstanding under the term loan, including principal and accrued interest, became payable in 30 equal monthly installments. During the second quarter of 2014, we repaid $0.3 million in principal on the term loan and, in July 2014, we repaid the remaining principal and interest outstanding on the term loan.
The Square 1 credit facility requires us to maintain certain financial covenants, including having APIC maintain statutory capital and surplus at all times of not less than the greater of $0.5 million or 110% of the highest amount of statutory capital and surplus required in any state in which APIC is licensed, maintaining a minimum cash balance of $0.5 million in our accounts at Square 1 (including for such purposes, APIC’s cash and depository products at Square 1), achieving certain monthly revenue and remaining within certain maximum EBITDA loss levels. EBITDA is defined for such purposes as earnings, plus an amount equal to the sum of (i) tax, plus (ii) depreciation and amortization, plus (iii) interest and non-cash expenses, plus (iv) any non-cash stock compensation expense, less (a) any increase in capitalized expenditures from the prior period, plus (b) any increase in capitalized software from the prior period, plus (c) any increase in deferred acquisition costs from the prior period.
The Square 1 credit facility also requires us to maintain certain non-financial covenants, including those that restrict our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, permit withdrawals from APIC (with certain exceptions) and conduct operations in certain of our Canadian subsidiaries. As of June 30, 2014, we were in compliance with each of the financial and non-financial covenants.

Our obligations under the Square 1 credit facility are secured by substantially all of our assets, including pledged cash collateral held in a cash security account, and a pledge of certain of our subsidiaries’ stock. We must at all times maintain a balance in the cash security account of an amount greater than or equal to the aggregate of all obligations outstanding under the Square 1 credit facility less $15.0 million. If our aggregate borrowings under the Square 1 credit facility exceed the $15.0 maximum, then Square 1 may credit such excess amount to the cash security account. As of June 30, 2014, our aggregate borrowings outstanding under the Square 1 credit facility were $17,600, of which $14,900 was outstanding under the revolving credit facility and $2,700 was outstanding under the term loan. The term loan was fully repaid in July 2014.
Amended and Restated Term Loan
In December 2013, we entered into a credit agreement with PEPI Capital, L.P., one of our preferred stockholders (PEPI), to obtain a subordinated term loan of $12 million. In February 2014, PEPI transferred $2.0 million of this loan to entities associated with Highland Consumer Fund. In July 2014, we entered into an amended and restated credit agreement with PEPI Capital, L.P. (PEPI), entities affiliated with Highland Consumer Fund (Highland), The Robert Wood Johnson Foundation, Jodi Lane LLC and Meryt43 LLC, which amended and restated our prior credit agreement with PEPI and Highland. The amended and restated credit agreement provided for a secured subordinated term loan of $29.0 million, which reflected an increase of $17.0 million from the prior agreement. Under both agreements, the term loan accrued interest at a fixed rate of 11.0% per year and matured in December 2016. The additional $17.0 million included in the amended and restated term loan agreement was subject to a 1.5% prepayment premium if we completed an initial public offering prior to December 31, 2014. In July 2014, we completed our initial public offering and repaid the term loan, interest and applicable prepayment premium in full.
Regulation
As of June 30, 2014, APIC held $14.1 million in investments and $8.1 million in other current assets. Most of the assets in APIC are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which it is authorized to operate and cannot be transferred outside of that subsidiary without prior approval from regulatory authorities. As of June 30, 2014, total assets and liabilities held outside of APIC totaled $25.6 million and $42.2 million, respectively.

The majority of our investments are held by APIC to satisfy risk-based capital requirements of the National Association of Insurance Commissioners. The requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. As of December 31, 2013, APIC was required to maintain at least $16.8 million of risk-based capital to avoid this additional regulatory oversight. As of that date, APIC maintained $16.3 million of risk-based capital, placing it within a level of additional oversight referred to as the “Company Action Level” and, as such, APIC was required to and submitted a risk-based capital plan to the New York Department of Financial Services for its review and approval during July 2014. If such plan is approved, we expect APIC will be deemed to have satisfied the No Action Level until the NY DFS conducts its next annual assessment. The NY DFS will not conduct its next annual assessment until December 31, 2014. The NY DFS may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow.
To comply with these regulations, we may be required to maintain capital that we would otherwise invest in our growth and operations, which may require us to modify our operating plan or marketing initiatives, delay the implementation of new solutions or development of new technologies, decrease the rate at which we hire additional personnel and enter into relationships with Territory Partners, incur additional indebtedness or pursue equity or debt financings or otherwise modify our business operations.
New York law also restricts the ability of APIC to pay dividends to our parent holding company. The dividend restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. In general, dividends or distributions that, in the aggregate in any 12-month period exceed the lesser of (i) 10% of surplus as of the preceding December 31 or (ii) the insurer’s adjusted net investment income for such 12-month period ended the preceding December 31, not including realized capital gains, are subject to approval by regulatory authorities. As of December 31, 2013, less than $0.1 million was able to be paid in the form of a dividend from APIC to our parent holding company without prior approval from regulatory authorities.

Investments
As of June 30, 2014, we had $15.0 million of short-term and long-term investments. These investments are held to satisfy statutory requirements. The majority of our investments are highly rated U.S. treasury securities, certificates of deposit, and U.S. government funds. In addition we have one investment in a municipal bond which is insured by a third-party insurance company with a rating of "A2" with Moody's.

Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated:

	SIX MONTHS ENDED JUNE 30,
	2014	2013
Net cash used in operating activities	$(6,435)	$(1,684)
Net cash used in investing activities	(257)	(1,165)
Net cash provided by financing activities	955	3,574
Effect of exchange rates on cash	86	110
Net (decrease) increase in cash and cash equivalents	$(5,651)	$835
Operating Cash Flows
We derive operating cash flows from cash collected from the sale of subscriptions to our medical plan, which is used to pay claims and other cost of revenue. Additionally, cash is used to support the growth of our business. As a result, we have historically experienced negative cash flows from operating activities as we have expanded our business and and we currently anticipate this will continue for the foreseeable future. We anticipate that we will continue to make material capital expenditures on company initiatives, including investments to support new technology to enhance our member experience.
Net cash used in operating activities for the six months ended June 30, 2014 consisted of our net loss of $8.4 million reduced by non-cash expenses, including stock-based compensation of $1.2 million and changes in our operating assets and liabilities of $1.0 million, which were primarily driven by an increase in accounts payable due to the timing of payments near quarter end and interest accruals on our outstanding term loans. This was partially offset by a decrease in accrued liabilities and our claims reserve.

Investing Cash Flows
Net cash used in investing activities for each of the periods presented was primarily related to the purchase of investments and expenditures on software to be used internally for our technology initiatives. We expect to continue increasing our statutory capital and make investments in technology to improve our customer experience as we expand our operations.
Financing Cash Flows
Historically, we have funded our operations through the issuance of common and preferred stock and the incurrence of indebtedness.
For the six months ended June 30, 2014, net cash used by financing activities consisted primarily of deferred financing fees of $1.1 million incurred in connection with our initial public offering and a $2.0 million advance on a term loan.

Critical Accounting Policies and Significant Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our prospectus, filed with the SEC on July 18, 2014 pursuant to Rule 424(b) under the Securities Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2014, compared to those discussed in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 18, 2014.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In 2011, APIC received an inquiry from the California Department of Insurance (CDOI) alleging APIC’s trial insurance policies are issued in violation of California law, including California laws that generally prohibit insurers such as APIC from providing residents of California with “free insurance.” We have disputed this assertion. In January 2013, APIC responded to a CDOI request submitting certain additional information to CDOI. In June 2013, APIC further corresponded with CDOI reaffirming APIC’s position denying such allegations. In July 2014, the CDOI filed a notice of non-compliance regarding this issue.  APIC received an extension to request a hearing to contest the notice and continues to discuss the matter with CDOI.
In December 2012, APIC received an inquiry from the Washington State Office of Insurance Commissioner (OIC) concerning various matters including whether APIC held the appropriate licenses under Washington law. We responded in January 2013 confirming that our subsidiaries are licensed and that our employees are not required to be licensed under Washington law. In October 2013, OIC sent further correspondence informing APIC that the results of a market conduct examination regarding its use of unlicensed non-appointed producers were being referred to OIC’s enforcement committee and that such committee would notify APIC in the event action is taken in regard to possible violations. The Company received additional correspondence from the OIC in July 2014 informing it that the OIC is scheduling a regulatory examination to further assess the Company’s compliance.  APIC is now in the process of scheduling such an examination.
We cannot predict the ultimate outcome of the above-mentioned proceedings and claims, and we are unable to estimate any potential liability we may incur.
In addition to the matters described above, from time to time we may be subject to various legal proceedings and claims in the ordinary course of business activities, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights; employment claims; and general contract or other claims. We may, from time to time, also be subject to various other legal or government claims, disputes or investigations.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including our consolidated financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that are not expressly stated, that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, operating results, financial condition and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have incurred significant net losses since our inception and may not be able to achieve or maintain profitability in the future.
We have incurred significant net losses since our inception. We had a net loss of $8.4 million and $3.7 million for the six months ended June 30, 2014 and 2013, respectively. Additionally, as of June 30, 2014, our accumulated deficit was $44.4 million. We have funded our operations through equity financings and borrowings under our revolving line of credit and term loans. We may not be able to achieve or maintain profitability in the near future or at all. Our recent growth, including our growth in revenue and membership, may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain profitability. Additionally, our expense levels are based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
We expect to continue to make significant expenditures to maintain and expand our business, including expenditures relating to the acquisition of new members, retention of our existing members and development of our technology platform. We also expect to incur increased operating expenses as we hire additional personnel and invest in our infrastructure to support anticipated future growth and the reporting and compliance obligations to which we are subject as a public company. These increased expenditures will make it more difficult for us to achieve and maintain future profitability. Our ability to achieve and maintain profitability depends on a number of factors, including our ability to attract and service members on a profitable basis. If we are unable to achieve or maintain profitability, we may not be able to execute our business plan, our prospects may be harmed and our stock price could be materially and adversely affected.
We have made and plan to continue to make significant investments to grow our member base. Our average pet acquisition cost and the number of new pets we enroll depends on a number of factors, including the effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied and in the future may significantly vary from period to period based upon specific marketing initiatives. For example, veterinary trade show costs have traditionally increased our acquisition costs in the first quarter of each year. We also periodically test new member acquisition channels and marketing initiatives, each of which impacts our average acquisition costs. We plan to expand the number of Territory Partners we use to reach veterinarians and other referral sources, which is likely to increase our acquisition costs.
We base our decisions regarding our member acquisition expenditures primarily on the lifetime value of the pets that we project to acquire. Our estimates and assumptions may not accurately reflect our future results, we may overspend on member acquisition and we may not be able to recover our member acquisition costs or generate profits from these investments.
We invest significantly in member acquisition. We spent $5.5 million and $4.8 million on sales and marketing to acquire new members for the six months ended June 30, 2014 and 2013, respectively. We expect to continue to spend significant amounts to acquire additional members. We utilize Territory Partners, who are paid fees based on activity in their regions, to communicate the benefits of our medical plan to veterinarians through in-person visits. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. We also invest in other third-party referrals and online member acquisition channels, though we have limited experience with some of them.
We base our decisions regarding our member acquisition expenditures primarily on the lifetime value of the pets that we project to acquire. This analysis depends substantially on estimates and assumptions based on our historical experience with pets enrolled in earlier periods, including our key financial and operating metrics described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Metrics.”
If our estimates and assumptions regarding the lifetime value of the pets that we project to acquire and our related decisions regarding investments in member acquisition prove incorrect, or if the expected lifetime value of the pet that we project to acquire differs significantly from that of pets acquired in prior periods, we may be unable to recover our member acquisition costs or generate profits from our investment in acquiring new members. Moreover, if our member acquisition costs increase or we invest in member acquisition channels that do not ultimately result in new member enrollments, the return on our investment may be lower than we anticipate irrespective of the lifetime value of the pets that we project to acquire as a result of the new members. If we cannot generate profits from this investment, we may need to alter our growth strategy, and our growth rate and operating results may be adversely affected.
If we are unable to maintain high member retention rates, our growth prospects and revenue will be adversely affected.
We have historically experienced high average monthly retention rates. For example, our average monthly retention rate was 98.5% over 2011, 2012 and 2013. If our efforts to satisfy our existing members are not successful, we may not be able to maintain our retention rates. Members we obtain through aggressive promotions or other channels that do not involve meaningful contact between us and the member may be more likely to terminate their medical plan subscription. In the past we have experienced reduced retention rates during periods of rapid member growth, as our retention rate has been generally lower during the first year of member enrollment. Members may choose to terminate their medical plan subscription for a variety of reasons, including increased subscription fees, perceived or actual lack of value, delays or other unsatisfactory experiences in claims administration, unsatisfactory member service, an economic downturn, loss of a pet, a more attractive offer from a competitor, changes in our medical plan or other reasons, including reasons that are outside of our control. When a member terminates his or her medical plan subscription, we no longer receive the related revenue and may not be able to recover the member acquisition cost or other expenses, including claims expenses, related to that member. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit medical plan subscription terminations, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.
The prices of our medical plan subscriptions are based on assumptions and estimates. If our actual experience differs from the assumptions and estimates used in pricing our medical plan subscriptions, our revenue and financial condition could be adversely affected.
The pricing of our medical plan subscriptions reflect expected claim payment patterns derived from assumptions that we make regarding a number of factors, including a pet’s species, breed, age, gender and location. Factors related to pet location include the current and assumed changes in the cost and availability of veterinary technology and treatments and local veterinary practice preferences. The prices of our medical plan subscriptions also include assumptions and estimates regarding our own operating costs and expenses. We monitor and manage our pricing and overall sales mix to achieve target returns. Profitability from new members emerges over a period of years depending on the nature and length of time a pet is enrolled in our medical plan, and is subject to variability as actual results may differ from pricing assumptions. If the subscription fees we collect are insufficient to cover actual claim costs, operating costs and expenses within anticipated pricing allowances, or if our member retention rates are not high enough to ensure recovery of member acquisition costs, then our gross profit could be adversely affected and our revenue may be insufficient to achieve profitability. Conversely, if our pricing assumptions differed from actual results such that we overpriced risks, our competitiveness and growth prospects could be adversely affected.
The anticipated benefits of our analytics platform may not be fully realized.
Our analytics platform draws upon our proprietary pet data to price our medical plan subscriptions. The assumptions we make about breeds and other factors in pricing medical plan subscriptions may prove to be inaccurate, and, accordingly, these pricing analytics may not accurately reflect the claims expense that we will ultimately incur. If our competitors developed similar data systems, adopted similar underwriting criteria and pricing models or received our data, our competitive advantage could decline or be lost.
Our actual claims expenses may exceed our current reserve established for claims and may adversely affect our operating results and financial condition.
As of June 30, 2014, our claims reserve was $4.4 million. Our recorded claims reserve is based on our best estimates of claims, both reported and incurred but not reported, after considering known facts and interpretations of circumstances. We consider internal factors, including data from our proprietary data analytics platform, experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, claims management programs and contractual terms. We also consider external factors, including changes in the law, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of claims that have occurred, including claims incurred but not reported, the establishment of appropriate reserves is an inherently uncertain and complex process that involves significant subjective judgment. Further, we do not purchase any reinsurance, the process by which an insurer transfers, or cedes, part of the risk the insurer has assumed to a reinsurance company, and, therefore, we maintain more risk than we would if we purchased reinsurance. The ultimate cost of claims may vary materially from recorded reserves, and such variance may result in adjustments to the claims reserve, which could have a material effect on our operating results.
We rely significantly on our Territory Partners, veterinarians and other third parties to recommend our medical plan to potential members.
We rely significantly on our Territory Partners and third parties to cultivate direct veterinary relationships and build awareness of the benefits that our medical plan offers veterinarians and their clients. In turn, we rely on veterinarians to introduce and refer our medical plan to their clients. We also rely significantly on other third parties, such as existing members, online and offline businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups, to help generate leads for our medical plan. Veterinary practices represent our largest member acquisition channel, accounting for approximately 75% of our enrollments in first half of 2014, excluding existing members adding pets and referring their friends and family members. Many factors influence the success of our relationships with these referral sources, including:

•	the continued positive market presence, reputation and growth of our company and of the referral sources;

•	the effectiveness of referral sources;

•	the decision of such referral source to support one of our competitors;

•	the interest of the referral sources’ customers or clients in the medical plan we offer;

•	the relationship and level of trust between our Territory Partners and veterinarians, and between us and the referral source;

•	the percentage of the referral sources’ customers or clients that submit applications or use trial certificates to enroll in a medical plan through our website or contact center; and

•
our ability to work with the referral source to implement any changes in our marketing initiatives, including website changes, infrastructure and technology and other programs and initiatives necessary to generate positive consumer experiences.

In order for us to implement our business strategy and grow our revenue, we must effectively maintain and increase our relationships with our Territory Partners, veterinarians and other referral sources, and continue to scale and improve our processes and procedures that support them. Those processes and procedures could become increasingly complex and difficult to manage. We expend significant time and resources attracting qualified Territory Partners and providing them with complete and current information about our business. Their relationship with us may be terminated at any time, and we may not recoup the costs associated with educating them about our medical plan or be able to maintain any relationships they have developed with veterinarians within their territories. Further, if we experience an increase in the rate at which our Territory Partner relationships are terminated, we may not develop relationships with veterinarians as quickly as we have in the past. If the financial cost to maintain our relationships with our Territory Partners outweighs the benefits provided by our Territory Partners, or if they feel unsupported or undervalued by us and terminate their relationship with us, our growth and financial performance could be adversely affected.
The success of our relationships with veterinary practices depends on the overall value our medical plan can provide to veterinarians. If the scope of our medical plan coverage is perceived to be inadequate or our claims settlement process is unsatisfactory to the veterinarian’s clients because, for example, claims are denied or we fail to timely settle claims, veterinarians may be unwilling to recommend our medical plan to their clients and they may encourage their existing clients who have subscribed to our medical plan to stop subscribing to our medical plan or to purchase a competing product. If veterinarians determine our medical plan is unreliable, cumbersome or otherwise does not provide sufficient value, they may terminate their relationship with us or begin recommending a competing product, which could negatively impact our ability to increase our member base and grow our business.
If we fail to establish or are unable to maintain successful relationships with Territory Partners, veterinarians and other referral sources, or experience an increase in the rate at which any of these relationships are terminated, it would negatively impact our ability to increase and retain our member base and our financial results. If we are unable to maintain our existing member acquisition channels and continue to add new member acquisition channels, or if the cost of our existing sources increase or does not scale as we anticipate, our member levels and sales and marketing expenses may be adversely affected.
Our Territory Partners are independent contractors and, as such, may pose additional risks to our business.
Our Territory Partners are “independent contractors” for all purposes and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight over our Territory Partners as we otherwise could if our Territory Partners were our own employees. Our Territory Partners may decide not to participate in our marketing initiatives, accept our introduction of new solutions or comply with our policies and procedures applicable to the Territory Partners, any of which may adversely affect our ability to develop relationships with veterinarians and grow our membership. Our sole recourse against Territory Partners who fail to perform is to terminate their contract, which could also trigger contractually obligated termination payments or result in disputes or threatened or actual legal proceedings.
We believe that our Territory Partners are not employees under existing interpretations of the applicable laws of the jurisdictions in which we operate. We do not pay or withhold any employment tax with respect to or on behalf of our Territory Partners or extend any benefits to them that we generally extend to our employees, and we otherwise treat our Territory Partners as independent contractors. Applicable authorities or the Territory Partners have in the past questioned and may in the future challenge this classification. Further, the applicable laws or regulations, including tax laws or interpretations, may change. If it were determined that we had misclassified our Territory Partners, we may be subjected to penalties or be required to pay withholding taxes for, extend employee benefits to, provide compensation for unpaid overtime to, or otherwise incur substantially greater expenses with respect to, our Territory Partners. Any of the foregoing circumstances could have a material adverse impact on our operating results and financial condition.
Our member base has grown rapidly in recent periods, and we may not be able to maintain the same rate of membership growth.
Our ability to grow our business and to generate revenue depends significantly on attracting new members. For the six months ended June 30, 2014 and the year ended December 31, 2013, we generated 90.2% and 91.6%, respectively, of our revenue from medical plan subscriptions. In order to continue to increase our membership, we must continue to offer a medical plan that provides superior value to our members. Our ability to continue to grow our membership will also depend in part on the effectiveness of our sales and marketing programs. Our member base may not continue to grow or may decline as a result of increased competition or the maturation of our business.
We may not maintain our current rate of revenue growth.
Our revenue has increased quickly and substantially in recent periods. We believe that our continued revenue growth will depend on, among other factors, our ability to:

•	improve our market penetration through efficient and effective sales and marketing programs to attract new members;

•	maintain high retention rates;

•	increase the lifetime value per pet;

•	maintain positive relationships with veterinarians and other referral sources, and convince them to recommend our medical plan;

•	increase the number and efficiency of Territory Partners;

•	continue to offer a superior value medical plan with competitive features and rates;

•	accurately price our medical plan subscriptions in relation to actual membership claims costs and operating expenses;

•
provide our members with superior member service, including a timely and efficient claims experience, including by recruiting, integrating and retaining skilled and experienced claims personnel who can appropriately and efficiently adjudicate member claims;

•	recruit, integrate and retain skilled and experienced sales department professionals who can demonstrate our value proposition to new and existing members;

•	react to changes in technology and challenges in the industry, including from existing and new competitors;

•	increase awareness of and positive associations with our brand; and

•	successfully respond to any regulatory matters and defend any litigation.
You should not rely on our historical rate of revenue growth as an indication of our future performance.
Our use of capital may be constrained by risk-based capital regulations.
Our subsidiary, American Pet Insurance Company (APIC), is subject to risk-based capital regulations that require us to maintain certain levels of surplus to support our overall business operations in consideration of our size and risk profile. As of December 31, 2013, we did not, and at future measurement dates we may not, maintain the amount of risk-based capital required to avoid additional regulatory oversight, which was $16.8 million as of December 31, 2013. To comply with these regulations, we may be required to maintain capital that we would otherwise invest in our growth and operations, which may require us to modify our operating plan or marketing initiatives, delay the implementation of new solutions or development of new technologies, decrease the rate at which we hire additional personnel and enter into relationships with Territory Partners, incur additional indebtedness or pursue equity or debt financings or otherwise modify our business operations, any of which could have a material adverse effect on our operating results and financial condition.
Unexpected increases in the severity or frequency of claims may prevent us from generating a profit.
Unexpected changes in the severity or frequency of claims may prevent us from generating a profit. Changes in claim severity are driven primarily by inflation in the cost of veterinary care and the increasing availability and usage of expensive technologically advanced medical treatments. Increases in claim severity also could arise from unexpected events that are inherently difficult to predict, such as a pandemic that spreads through the pet population, tainted pet food or supplies or an unusually high number of serious injuries. Our loss management initiatives may not successfully identify or mitigate any such future increases in claim severity. In addition, we may experience volatility in claim frequency from time to time, and short-term trends may not continue over the longer term. The frequency of claims may be affected by the level of care and attentiveness an owner provides to the pet, the pet’s breed and age and other factors outside of our control, as well as fluctuations in member retention rates and new member acquisition. A significant increase in claim severity or frequency could increase our cost of revenue and have a material adverse effect on our financial condition.
Our success depends on our ability to adjust claims quickly and accurately.
We must accurately evaluate and quickly pay claims that are made under our medical plan in a manner that gives our members high satisfaction. Many factors can affect our ability to pay claims accurately, quickly and in a manner that gives our members high satisfaction, including the training, experience and skill of our claims representatives, our ability to reduce claims for non-covered conditions, our ability to recognize and respond to fraudulent or inflated claims, the claims department’s culture and the effectiveness of its management, and our ability to develop or select and implement appropriate procedures, technologies and systems to support our claims functions. Our failure to pay claims fairly, accurately and in a timely manner, or to deploy claims resources appropriately, could result in unanticipated costs to us, lead to material litigation, undermine customer goodwill and our reputation, and impair our brand image and, as a result, materially and adversely affect our competitiveness, financial results, prospects and liquidity.
We are and will continue to be faced with many competitive challenges, any of which could adversely affect our prospects, operating results and financial condition.
The market for medical insurance for pets is highly competitive. We compete with pet owners that self-fund with cash or credit, as well as traditional pet insurance providers and new entrants to our market. The vast majority of pet owners in the United States and Canada do not currently have medical coverage for their pets. We are focused primarily on expanding the overall size of the market, and we view our primary competitive challenge as educating pet owners on why our medical plan is a better alternative to self-funding.
Additionally, there are traditional insurance companies that provide pet insurance products, either as a stand-alone product or along with a broad range of other insurance products. The largest of these traditional pet insurance providers is Veterinary Pet Insurance Company, a division of Nationwide Insurance. In addition, new entrants backed by large insurance companies have attempted to enter the pet insurance market in the past and may do so again in the future. Further, traditional pet insurance providers may consolidate, resulting in the emergence of new providers that are vertically integrated or able to create other operational efficiencies, which could lead to increased competition.
Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, technical, marketing and other resources than we do. Some of our competitors may be able to undertake more extensive marketing initiatives for their brands and services, devote more resources to website and systems development and make more attractive offers to potential employees, referral sources and third-party service providers.

To compete effectively, we will need to continue to invest significant resources in sales and marketing and invest and improve the service at our contact center and the online experience and functionalities of our website. Failure to compete effectively against our current or future competitors could result in loss of current or potential members, medical plan subscription terminations or a reduction in member retention rates, which could adversely affect our pricing, lower our revenue and prevent us from achieving or maintaining profitability. We may not be able to compete effectively for members in the future against existing or new competitors, and the failure to do so could result in loss of existing or potential members, increased sales and marketing expenses or diminished brand strength, any of which could harm our business.
If we are not successful in cost-effectively converting visitors to our website and contact center into members, our business and operating results would be harmed.
Our growth depends in large part upon growth in our member base. We seek to convert consumers who visit our website and call our contact center into members. The rate at which consumers visiting our website and contact center seeking to enroll in our medical plan are converted into members is a significant factor in the growth of our member base. A number of factors have influenced, and could in the future influence, the conversion rates for any given period, some of which are outside of our control. These factors include:

•	the competitiveness of the medical plan we offer, including its perceived value, coverage, simplicity and fairness;

•	changes in consumer shopping behaviors due to circumstances outside of our control, such as economic conditions and consumers’ ability or willingness to pay for a pet medical plan;

•	the quality of and changes to the consumer experience on our website or with our contact center;

•
regulatory requirements, including those that make the experience on our website cumbersome or difficult to navigate or that hinder our call center’s ability to speak with potential members in a way that is conducive to converting leads or to enroll new members;

•	system failures or interruptions in the operation of our abilities to write policies or operate our website or contact center; and

•
changes in the mix of consumers who are referred to us through various member acquisition channels, such as veterinary referrals, existing members adding a pet and referring their friends and family members and other third-party referrals and online member acquisition channels.

Our ability to convert consumers into members can be impacted by a change in the mix of referrals received through our member acquisition channels. In addition, changes to our website or contact center, or other initiatives we undertake, may adversely impact our ability to convert consumers into members at our current rate, or at all. These changes may have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of members who enroll in our medical plan on our website or telephonically through our contact center also could result in increased member acquisition costs. To the extent the rate at which we convert consumers into members suffers, the growth rate of our member base may decline, which would harm our business, operating results and financial condition.
We have made and plan to continue to make substantial investments in features and functionality for our website and training and staffing for our contact center that are designed to drive traffic, increase member engagement and improve new and existing member service. These activities do not directly generate revenue, however, and we may never realize any benefit from these investments. If the expenses that we incur in connection with these activities do not result in sufficient growth in members to offset the cost, our business, operating results and financial condition will be adversely affected.
If we are unable to maintain and enhance our brand recognition and reputation, our business and operating results will be harmed.
We believe that maintaining and enhancing our brand recognition and reputation is critical to our relationships with existing members, Territory Partners, veterinarians and other referral sources, and to our ability to attract new members, new Territory Partners, additional supportive veterinarians and other referral sources. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our market continues to develop and mature. Our success in this area will depend on a wide range of factors, some of which are out of our control, including the following:

•	the efficacy of our sales and marketing programs;

•	the perceived value of our medical plan;

•	quality of service provided by our contact center and claims professionals, including the fairness, ease and timeliness of our claims administration process;

•	actions of our competitors, our Territory Partners, veterinarians and other third parties;

•	positive or negative publicity, including material on the Internet;

•	regulatory and other government-related developments; and

•	litigation-related developments.
The promotion of our brand may require us to make substantial investments, and we anticipate that, as our market becomes increasingly competitive, these branding initiatives may become increasingly difficult and expensive. Our brand promotion activities may not be successful or yield increased revenue, and to the extent that these activities result in increased revenue, the increased revenue may not offset the expenses we incur and our operating results could be harmed. If we do not successfully maintain and enhance our brand, our business may not grow and our relationships with veterinarians and other referral sources could be terminated, which would harm our business, operating results and financial condition.
Our business depends on our ability to maintain and scale the infrastructure necessary to operate our technology platform.
Our business depends on our ability to maintain and scale the infrastructure necessary to operate our technology platform, which includes our analytics and pricing engine, pet organizer, customer relationship management system, contact center phone system and website. We use these technology frameworks to price our medical plan subscriptions, enroll members, engage with current members and administer claims under our medical plan. Additionally, our members review and purchase subscriptions to our medical plan and submit claims through our website and contact center. Our reputation and ability to acquire, retain and serve our members depends on the reliable performance of our technology platform and the underlying network systems and infrastructure, and on providing best-in-class member service through our contact center and website. As our member base continues to grow, the amount of information collected and stored on the systems and infrastructure supporting our technology platform will continue to grow, and we will need an increasing amount of network capacity, computing power and information technology personnel to develop and maintain our technology platform and service our contact center.
We have made, and expect to continue to make, substantial investments in equipment and related network infrastructure to handle the operational demands on our technology platform, including increasing data collection, software development, traffic on our website and the volume of calls at our contact center. The operation of the systems and infrastructure supporting our technology platform is expensive and complex and could experience operational failures. In the event that our data collection, member base or amount of traffic on these systems grows more quickly than anticipated, we may be required to incur significant additional costs to increase the capacity in our systems. Any system failure that causes an interruption in or decreases the responsiveness of our services could impair our revenue-generating capabilities, harm our business and operating results and damage our reputation. In addition, any loss or mishandling of data could result in breach of confidence, competitive disadvantage or loss of members, and subject us to potential liability. Any failure of the systems and infrastructure that we rely on could negatively impact our enrollment as well as our relationship with members. If we do not maintain or expand the systems and infrastructure underlying our technology platform successfully, or if we experience operational failures, our reputation could be harmed and we could lose current and potential members, which could harm our operating results and financial condition.
We have made, and expect to continue to make, significant investments in new solutions and enhancements to our technology platform. These new solutions and enhancements may not be successful, and we may not recognize the expected benefits.
We have a team of product and engineering professionals dedicated in part to enhancing our technology platform and developing new solutions. We have made, and expect to continue to make, significant investments in these new solutions and enhancements. For example, we are currently making significant investments to develop Trupanion Express, which is designed to facilitate the direct payment of claims to veterinary practices. Similarly, we are in the process of redesigning our website, which has required, and based on our forecasted expenditures will continue to require, a significant amount of time and expense. These development activities may not be successful, and we may incur delays or cost overruns or elect to curtail our currently planned expenditures related to them. Further, if or when these new solutions or enhancements are introduced, they may not be well received by veterinarians or by new or existing members, particularly if they are costly, cumbersome or unreliable. If new solutions and enhancements are not successful, we may not recognize the expected benefits of these investments, and our business and financial condition could be adversely affected.
If we fail to effectively manage our growth, our business, operating results and financial condition may suffer.
We have recently experienced, and expect to continue to experience, significant growth, which has placed, and may continue to place, significant demands on our management and our operational and financial systems and infrastructure. We expect that our growth strategy will require us to commit substantial financial, operational and technical resources. It may also result in increased costs, including unexpected increases in our underlying costs (such as member acquisition costs or the frequency or severity of claims costs) generated by our new business, which could prevent us from becoming profitable and could impair our ability to compete effectively for pet medical plan business. Additionally, we have in the past, and may in the future, experience increases in medical plan subscription terminations as our membership grows, which negatively affects our retention rate. If we do not effectively manage this growth, our financial condition could be harmed and the quality of our services could suffer.
In order to successfully expand our business, we need to hire, integrate and retain highly skilled and motivated employees. We also need to continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully implement improvements in these areas, our business, operating results and financial condition will be harmed.
Our operating results may vary, which could cause the trading price of our stock to fluctuate or decline, make period-to-period comparisons less meaningful, and make our future results difficult to predict.
We may experience fluctuations in our revenue, expenses and operating results in future periods. Our operating results may fluctuate in the future as a result of a number of factors, many of which are beyond our control. These fluctuations may lead analysts to change their long-term models for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could result in declines in our stock price. Moreover, these fluctuations may make comparing our operating results on a period-to-period basis less meaningful and make our future results difficult to predict. You should not rely on our past results as an indication of our future performance. In addition, if revenue levels do not meet our expectations, our operating results and ability to execute on our business plan are likely to be harmed. In addition to the other factors listed in this “Risk Factors” section, factors that could affect our operating results include the following:

•	our ability to retain our current members and grow our member base;

•	the level of operating expense we elect to incur related to sales and marketing and technology and development initiatives that are discretionary in nature;

•	the effectiveness of our sales and marketing programs;

•	our ability to improve veterinarians’ and other third-parties’ willingness to provide referrals for our medical plan;

•	the timing, volume and severity of our claims and the adequacy of our claims reserve;

•	the level of demand for and the price of our medical plan subscriptions or those of our competitors;

•	the perceived value of our medical plan to veterinarians and pet owners;

•	spending decisions by our members and prospective members;

•	our costs and expenses, including pet acquisition costs and claims expenses;

•	our ability to expand the number and efficiency of our Territory Partners;

•	our ability to effectively manage our growth;

•	the effects of increased competition in our business;

•	our ability to keep pace with changes in technology and our competitors;

•	the impact of any security incidents or service interruptions;

•	costs associated with defending any regulatory action or litigation or with enforcing our intellectual property, contractual or other rights;

•	the impact of economic conditions on our revenue and expenses;

•	fluctuations in foreign currency exchange rates; and

•	changes in government regulation affecting our business.
Seasonal or periodic variations in the behavior of our members also may cause fluctuations in our financial results. Enrollment in our medical plan tends to be discretionary in nature and may be sporadic, reflecting overall economic conditions, budgeting constraints, pet-buying patterns and a variety of other factors, many of which are outside our control. For example, we expect to experience some effects of seasonal trends in member behavior in the fourth quarter and in the beginning of the first quarter of each year in connection with the traditional holiday season. While we believe seasonal trends have affected and will continue to affect our quarterly results, our growth may have overshadowed these effects to date. We believe that our business will continue to be subject to seasonality in the future, which may result in fluctuations in our financial results.
Due to these and other factors, our financial results for any quarterly or annual period may not meet our expectations or the expectations of investors or analysts that follow our stock and may not be meaningful indications of our future performance.
Our vertical integration may result in higher costs.
We manage all aspects of our business, including writing our medical plan, implementing our own national independent referral network, pricing our medical plan subscriptions with our in-house actuarial team, administering claims made with respect to our medical plan, operating our own contact center and owning our own brand. While we believe this vertically integrated approach reduces frictional costs and enhances member experiences, third-party providers may, now or in the future, be able to replicate this model on a more efficient and effective basis. If our in-house services are or become less efficient or less effective than the same services provided by a third party, we will not realize the related cost savings and may be unable to provide a superior membership experience, which may have an adverse effect on our operating results.
Our forecasts of market growth may prove to be inaccurate, and even if the market for medical coverage for cats and dogs in North America achieves the forecasted growth, our business may not grow at similar rates, if at all.
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Although we believe that the North American market for pet medical coverage will grow over time if consumers are offered a high-value product, the market for medical coverage for cats and dogs in North America has been historically growing slowly or stagnant and may not be capable of growing further. Even if this market experiences significant growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
We depend on key personnel to operate our business and, if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.
Our success depends to a significant extent on the continued services of our current management team, including Darryl Rawlings, our founder and Chief Executive Officer. The loss of Mr. Rawlings or several other key executives or employees within a short timeframe could have a material adverse effect on our business. We employ all of our executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options and restricted stock that vest over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to maintain their retention benefit or counteract offers from other companies. Additionally, if we were to lose a large percentage of our current employees in a relatively short time period, or our employees were to engage in a work stoppage or unionize, we may be unable to hire and train new employees quickly enough to prevent disruptions in our operations, which may result in the loss of members, Territory Partners or referral sources.
Our success also depends on our ability to attract, retain and motivate additional skilled management personnel. We plan to continue to expand our work force, which we believe will enhance our business and operating results. We believe that there is significant competition for qualified personnel with the skills and knowledge that we require. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. If we are unable to attract and retain the necessary qualified personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our business objectives and our ability to pursue our business strategy. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our recruiting, training and retention efforts are not successful or do not generate a corresponding increase in revenue, our business will be harmed.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork and focus that contribute crucially to our business.
Our culture is fundamental to our success and defines who we are and how we operate our business. We were founded on a deep appreciation of the special relationship between pet owners, their beloved pets and their trusted veterinarians. We have invested substantial time, energy and resources in developing a culture that fosters teamwork, innovation, creativity and a focus on providing value for our members as well as for Territory Partners and veterinarians. As we continue to develop the infrastructure of a public company and continue to grow, we may find it difficult to maintain these valuable aspects of our corporate culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain personnel, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.
Our business and financial condition is subject to risks related to our writing of policies for an unaffiliated managing general agent.
In November 2012, we began writing one-year pet insurance policies for an unaffiliated managing general agent. These policies provide different coverage and are subject to materially different terms and conditions than the Trupanion medical plan. Further, the unaffiliated managing general agent administers these policies and markets them to consumers. For the six months ended June 30, 2014 and the year ended December 31, 2013, premiums from these policies accounted for 9.3% and 8.4%, respectively, of our total revenue. This relationship can be terminated by either party and, if terminated, would result in a reduction in our revenue to the extent we cannot enter into another relationship and generate equivalent revenues with a different managing general agent. In addition, the managing general agent controls a trust account it maintains on our behalf. If the managing general agent makes operating decisions that adversely affect its business or brand, our business or brand could also be adversely affected.
We have limited experience in writing policies for unaffiliated managing general agents, and this business may not grow at the same rate as our core business and may decline. As a result of this new line of business, we may be subject to additional regulatory requirements and scrutiny, which may have an adverse effect on our operations.
In Canada, our medical plan is written by Omega General Insurance Company (Omega). If it were to terminate its underwriting arrangement with us, our business could be adversely affected.
In Canada, our medical plan is written by Omega, and we assume all premiums written by Omega and the related claims through a fronting and reinsurance agreement. This agreement may be terminated by either party with 180 days' written notice until it terminates pursuant to its terms on December 31, 2014, at which time it will automatically renew for successive one-year periods and be terminable by either party with 90 days’ written notice. If Omega were to terminate our agreement or be unable to write insurance for regulatory or other reasons, we may have to terminate subscriptions with our existing members or suspend member enrollment and renewals in Canada until we entered into a relationship with another third party to write our medical plan, which may take a significant amount of time and require significant expense. We may not be able to enter into a new relationship, and any new relationship may be on less favorable terms. Any delay in entry into a new relationship or suspension of member enrollment and renewals could have a material adverse effect on our operating results and financial condition.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
In connection with the preparation of our 2010, 2011 and 2012 financial statements, our independent registered public accounting firm identified a material weakness in internal control over financial reporting with respect to the design and operation of internal control over accounting for income and other taxes, such as goods and services tax and harmonized sales tax, and with respect to the design and operation of internal control over accounting for complex equity matters, such as preferred stock issuances and share repurchase arrangements. Under standards established by the Public Company Accounting Oversight Board, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. While we believe that we have remediated the material weakness identified by our independent registered public accounting firm, we cannot assure you that there will not be additional material weaknesses or significant deficiencies that our independent registered public accounting firm or we will identify. If we identify such issues or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with the New York Stock Exchange listing requirements.
In addition we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending December 31, 2015, provide a management report on the internal control over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we decide not to avail ourselves of the exemption provided to an emerging growth company, as defined by The Jumpstart Our Business Startups Act of 2012 (JOBS Act).
We may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify future material weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner, are unable to assert that our internal control over financial reporting is effective or our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission (SEC) or other regulatory authorities, which could require additional financial and management resources.
If our security measures are breached and unauthorized access is obtained to our data, including our members’ data, we may lose our competitive advantage and our systems may be perceived as not being secure.
Our data repository contains proprietary information that we believe gives us a competitive advantage, including claims data and other data with respect to members, Territory Partners, veterinarians and other third parties. Security breaches could expose us to a risk of loss of our data or disclosure of this data, either publicly or to a third party who could use the information to gain a competitive advantage. In the event of a loss of our systems or data, we could experience increased costs or delays, which in turn may harm our financial condition, damage our brand and result in the loss of members. Such a disclosure also could lead to litigation and possible liability.
We store and transmit our members’ confidential information, including credit card and bank account numbers, pet medical records and other private information. Security breaches could expose us to a risk of loss of this information, litigation and possible liability. Our payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud.
If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to our data, including data of our members, our reputation may be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the public perception of the effectiveness of our security measures could be harmed, and we could lose members and our medical plan subscriptions may be terminated, which could adversely affect our business.
Any legal liability, regulatory penalties or negative publicity for the information on our website or that we otherwise distribute or provide, directly or through our Territory Partners or other referral sources, could harm our business, operating results and financial condition.
We provide information on our website, through our contact center and in other ways regarding pet health, the pet insurance industry in general and our medical plan, including information relating to subscription fees, coverage, benefits, exclusions, limitations, availability and medical plan comparisons. A significant amount of both automated and manual effort is required to maintain the medical plan information on our website. Separately, from time to time, we use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers. For example, we produce a significant amount of marketing materials regarding our medical plan. If the information we provide on our website, through our contact centers or otherwise is not accurate or is construed as misleading, or if we improperly assist individuals in purchasing subscriptions to our medical plan, our members, competitors or others could attempt to hold us liable for damages, our relationships with veterinarians and other referral sources could be terminated and regulators could attempt to subject us to penalties, revoke our licenses to transact our business in a particular jurisdiction or compromise the status of our licenses to transact our business in other jurisdictions, which could result in our loss of revenue. In the ordinary course of operating our business, we may receive complaints that the information we provided was not accurate or was misleading. These types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources and could cause a loss of confidence in our business. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.
We are subject to a number of risks related to accepting automatic fund transfers and credit card and debit card payments.
We accept payments of subscription fees from our members through automatic fund transfers and credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in the number of members who utilize credit and debit cards to pay their subscription fees or related credit and debit card fees would reduce our margins and could require us to increase the subscription fees for our medical plan, which could cause us to lose members and revenue, or suffer an increase in our operating expenses, either of which could adversely affect our operating results.

If we, any of our processing vendors or banks have problems with our billing software, or if the billing software malfunctions, it could have an adverse effect on our member satisfaction and could cause one or more of the major credit card companies or banks to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our members’ credit cards on a timely basis or at all, or a bank withdraws the incorrect amount or fails to timely transfer the correct amount to us, we could lose revenue and harm our member experience, which could adversely affect our business and operating results.
We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard (PCI DSS), a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. In the past we may not have been, we currently are not and in the future we may not be, fully compliant with PCI DSS. Our failure to comply fully with the PCI DSS now or at any point in the future may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also may subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. In addition, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.
If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card-related costs, each of which could adversely affect our business, operating results and financial condition.
If we are unable to maintain our chargeback rate at acceptable levels, our credit card fees for chargeback transactions, or our fees for many or all categories of credit and debit card transactions, credit card companies and debit card issuers may increase our fees or terminate their relationship with us. Any increases in our credit card and debit card fees could adversely affect our operating results, particularly if we elect not to raise our subscription fees to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.
Failure to adequately protect our intellectual property could substantially harm our business and operating results.
We rely on a combination of intellectual property rights, including trade secrets, copyrights, trademarks and domain names, as well as contractual restrictions, to establish and protect our intellectual property. As of June 30, 2014, we had two pending patent applications in the United States, one pending international patent filed under the Patent Cooperation Treaty, one pending patent application in Europe and no issued patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, pricing analytics, technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. As we continue to expand internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States, which may be expensive and divert management’s attention away from other operations.
Our digital content is not protected by any registered copyrights or other registered intellectual property. Rather, our digital content is protected by statutory and common law rights, user agreements that limit access to and use of our data and by technological measures. Compliance with use restrictions is difficult to monitor, and our proprietary rights in our digital content databases may be more difficult to enforce than other forms of intellectual property rights.
As of June 30, 2014, we had six registered trademarks in the United States, including “Trupanion,” and three additional trademark applications. We have three pending trademark applications in Canada. Many of our unregistered trademarks, however, contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Trademark protection may also not be available, or sought by us, in every country in which our medical plan may become available. Competitors may adopt names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing members. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks. We may take action, including initiating litigation, to protect our intellectual property rights and the integrity of our brand, and these efforts may prove costly, ineffective and increase the likelihood of counterclaims against us.
We currently hold the “Trupanion.com” Internet domain name and numerous other related domain names. Domain names generally are regulated by Internet regulatory bodies. If we lose the ability to use a domain name in the United States, Canada or any other country, we may be forced to acquire domain names at significant cost or, in the alternative, be forced to incur significant additional expenses to market our medical plan, including the development of a new brand and the creation of new promotional materials, which could substantially harm our business and operating results. The regulation of domain names in the United States, Canada and in other foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the “Trupanion” name in all of the countries in which we currently intend to conduct business.
We control access to our proprietary technology, software and documentation by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties, such as service providers, vendors, individuals and entities that may be exploring a business relationship with us. These agreements may not prevent disclosure of trade secrets and other confidential information, and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover trade secrets and confidential information and, in such cases, we may not be able to assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors being able to obtain our trade secrets or to independently develop technology similar to ours or competing technologies, could adversely affect our competitive business position.
Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights, to protect our domain names and to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective, could result in substantial costs and diversion of resources and could substantially harm our operating results.
Assertions by third parties of infringement or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.
Third parties have in the past and may in the future claim that our services infringe or otherwise violate their intellectual property rights. We may be subject to legal proceedings and claims, including claims of alleged infringement by us of the intellectual property rights of third parties. Any dispute or litigation regarding intellectual property could be expensive and time consuming, regardless of the merits of any claim, and could divert our management and key personnel from our operations.
If we were to discover or be notified that our services potentially infringe or otherwise violate the intellectual property rights of others, we may need to obtain licenses from these parties in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, and any such license may substantially restrict our use of the intellectual property. Moreover, if we are sued for infringement and lose the lawsuit, we could be required to pay substantial damages or be enjoined from offering the infringing services. Any of the foregoing could cause us to incur significant costs and prevent us from selling subscriptions to our medical plan.
We rely on third parties to provide intellectual property and technology necessary for the operation of our business.
We utilize intellectual property and technology owned by third parties in developing and operating our technology platform and operating our business. From time to time, we may be required to renegotiate with these third parties or negotiate with other third parties to include or continue using their intellectual property or technology in our existing technology platform or business operations or in modifications or enhancements to our technology platform or business operations. We may not be able to obtain the necessary rights from these third parties on commercially reasonable terms, or at all, and the third-party intellectual property and technology we use or desire to use may not be appropriately supported, maintained or enhanced by the third parties. If we are unable to obtain the rights necessary to use or continue to use third-party intellectual property and technology in our operations, or if those third parties are unable to support, maintain and enhance their intellectual property and technology, we could experience increased costs or delays, which in turn may harm our financial condition, damage our brand and result in the loss of members.
Our technology platform and our data are also hosted by a third-party service provider. The terms under which such third-party service provider provides us services may change and we may be required to renegotiate with that third party. If we are unable to renegotiate satisfactory terms, we may not be able to transition to an alternative service provider without interrupting the availability of our technology platform and any interruption could materially and adversely affect our business. Additionally, if our third-party service provider experiences any disruptions, outages or catastrophes, or if it ceases to conduct business for any reason, we could experience an interruption in our business, which may in turn, damage our brand, result in a loss of members and harm our financial condition.
Changes in the economy may negatively impact our business, operating results and financial condition.
Our business may be affected by changes in the economic environment. Pet medical plans are a discretionary purchase, and members may reduce or eliminate their discretionary spending during an economic downturn, resulting in an increase in medical plan subscription terminations and a reduction in the number of new members. We may experience a material increase in medical plan subscription terminations or a material reduction in our member retention rate in the future, especially in the event of a prolonged recessionary period or a downturn in economic conditions. Conversely, consumers may have more income to pay for pet healthcare out-of-pocket and less desire to purchase a pet medical plan during a period of economic growth. In addition, media prices may increase during a period of economic growth, which could increase our sales and marketing expenses. As a result, our business, operating results and financial condition may be significantly affected by changes in the economic environment.
Covenants in the credit agreements governing our revolving line of credit and term loans may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely affected.
The credit agreements governing our revolving line of credit and term loans contain various restrictive covenants, including restrictions on our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, make payments on subordinated debt, store equipment and inventory with a third party, become an investment company, permit withdrawals from APIC (with certain exceptions), conduct operations in certain of our Canadian subsidiaries and amend our certificate of incorporation in a manner adverse to the lenders. Our credit agreements also contain financial covenants, including those that require APIC to maintain certain capital and surplus, us to maintain certain minimum cash balances and us to achieve specified monthly revenue, claims ratios and EBITDA levels (each as defined in the credit agreements). Our ability to meet these restrictive covenants can be affected by events beyond our control, and we have been in the past, and may be in the future, unable to do so. In addition, our failure to maintain effective internal controls to measure compliance with our financial covenants could affect our ability to take corrective actions on a timely basis and could result in our being in breach of these covenants. Our credit agreements provide that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under one or more of our credit agreements to be immediately due and payable. If we are unable to repay those amounts, our financial condition could be adversely affected.
Our indebtedness could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy our debt service obligations.
As of June 30, 2014, we had outstanding indebtedness of $29.6 million, which was secured by substantially all of our assets. In July 2014, we reduced our outstanding indebtedness by $14.7 million through repayments. We may incur additional indebtedness in the future, including any additional borrowings available under our revolving line of credit. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

•	reducing the availability of our cash flow for our operations, capital expenditures, future business opportunities and other purposes;

•
limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, which could place us at a competitive disadvantage compared to our competitors that may have less debt;

•	limiting our ability to borrow additional funds; and

•	increasing our vulnerability to general adverse economic and industry conditions.
Our ability to borrow any funds needed to operate and expand our business will depend in part on our ability to generate cash. Our ability to generate cash is subject to the performance of our business, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may also need to borrow additional funds to support risk-based capital requirements related to APIC’s growth. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us, under our revolving credit facility or otherwise, in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition and ability to expand our business and meet our risk-based capital requirements may be adversely affected. Moreover, our inability to make scheduled payments on our debt obligations in the future would require us to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity.
The outcome of litigation or regulatory proceedings could subject us to significant monetary damages, restrict our ability to conduct our business, harm our reputation and otherwise negatively impact our business.
From time to time, we have been, and in the future may become, subject to litigation, claims and regulatory proceedings and inquiries, including market conduct exams by state insurance regulatory agencies. For example, we are currently addressing an inquiry from the California Department of Insurance alleging that our trial medical plan is being issued in violation of California law and an inquiry from the Washington State Office of Insurance Commissioner alleging that one of our subsidiaries and its employees are not properly licensed under Washington law.
We cannot predict the outcome of these or any future actions or proceedings, and the cost of defending such actions or proceedings could be material. Furthermore, defending such actions or proceedings could divert our management and key personnel from our business operations. If we are found liable in any action or proceeding, we may have to pay substantial damages or fines, or change the way we conduct our business, either of which may have a material adverse effect on our business, operating results, financial condition and prospects. There may also be negative publicity associated with litigation or regulatory proceedings that could harm our reputation or decrease acceptance of our services. These claims may be costly to defend and may result in assessment of damages, adverse tax consequences and harm to our reputation.
We do not believe the nature of any pending regulatory or legal proceeding will have a material adverse effect on our business, operating results and financial condition. Our assessment, however, may be incorrect, and is subject to change at any time based on the discovery of facts or circumstances that are not presently known to us. Therefore, it is possible that pending or future litigation may have a material adverse effect on our business, reputation, operating results and financial condition.
Our revenue may be negatively affected if we are required to pay income tax, premium tax, transaction tax or other taxes in jurisdictions where we are currently not collecting and reporting tax.
We currently pay income tax, premium tax, transaction tax and other taxes in certain jurisdictions in which we do business. We are also currently in the process of voluntarily self-disclosing and paying goods and services tax and harmonized sales tax in Canada with respect to charges from our U.S. subsidiary to one of our Canadian subsidiaries, and we owe income tax for APIC in certain states in the United States. A successful assertion by any jurisdictions that we should be paying income, premium, transaction or other taxes on our income or in connection with enrollment in our medical plan or intercompany services, or the enactment of new laws requiring the payment of income, premium, transfer or other taxes in connection with enrollment in our medical plan or intercompany services, could result in substantial tax liabilities. Our voluntary disclosure of tax obligations and any future assertions by any jurisdiction that we should be paying taxes may create increased administrative burdens or costs, require payment of substantial fines and penalties, discourage consumers from enrolling in our medical plan, reduce our operational efficiencies, decrease our ability to compete or otherwise substantially harm our business and operating results.
If consumer acceptance of the Internet as an acceptable marketplace for a pet medical plan does not continue to increase, our growth prospects will be harmed.
Our success depends in part on widespread consumer acceptance of the Internet as a marketplace for the purchase of a pet medical plan. Internet use may not continue to develop at historical rates, and consumers may not continue to use the Internet to research, select and purchase a pet medical plan. In addition, the Internet may not be accepted as a viable resource for a number of reasons, including lack of security of information or privacy protection, possible disruptions, computer viruses or other damage to Internet servers or to users’ computers, and excessive governmental regulation.
Our success will depend, in large part, on third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services.
We depend in part on Internet search engines to attract potential new members to visit our website. If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, our new customer growth could decline, and our business and operating results could be harmed.
We derive a significant amount of traffic to our website from consumers who search for pet medical insurance through Internet search engines, such as Google, Bing and Yahoo!. A critical factor in attracting consumers searching for pet medical insurance on the Internet to our website is whether we are prominently displayed in response to an Internet search relating to pet insurance. Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine, which may change from time to time. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our websites would decline and we may not be able to replace this traffic, which in turn would harm our business, operating results and financial condition. If we decide to attempt to replace this traffic, we may be required to increase our sales and marketing expenditures, including by utilizing paid search advertising, which would also increase our pet acquisition costs and harm our business, operating results and financial condition.
We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.
We may decide to acquire businesses, products and technologies. Our ability to successfully make and integrate acquisitions is unproven. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Furthermore, even if we successfully acquire additional businesses or technologies, we may not be able to migrate the policyholders to our medical plan, integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business or technology. In addition, we may unknowingly inherit liabilities from future acquisitions that arise after the acquisition and are not adequately covered by indemnities. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. If an acquired business or technology fails to meet our expectations, our business, operating results and financial condition may suffer.
A downgrade in the financial strength rating of our insurance company may have an adverse effect on our competitive position, the marketability of our medical plan, and our liquidity, access to and cost of borrowing, operating results and financial condition.
Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. On an ongoing basis, rating agencies review the financial performance and condition of APIC and could downgrade or change the outlook on its ratings due to, for example, a change in its statutory capital, a change in the rating agency’s determination of the amount of risk-based capital required to maintain a particular rating or a reduced confidence in management or its business strategy, as well as a number of other considerations that may or may not be under our control. The insurance financial strength rating of APIC is subject to quarterly review, and APIC may not retain the current rating. A downgrade in this or any future ratings could have a material effect on our sales, our competitiveness, the marketability of our medical plan, our liquidity, access to and cost of borrowing, operating results and financial condition.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2013, we had U.S. federal net operating loss carryforwards of approximately $24.4 million that will begin to expire in 2027. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past, including as a result of our initial public offering, and we may experience an ownership change in the future, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to limitations.
We are exploring opportunities to expand our operations globally, and we may therefore become subject to a number of risks associated with international expansion and operations.
As part of our growth plan, we intend to expand our operations globally. We have no history of marketing, selling, administrating and supporting our medical plan to consumers outside of the United States, Canada and Puerto Rico. International sales and operations are subject to a number of risks, including the following:

•
regulatory rules and practices, foreign exchange controls, tariffs, tax laws and treaties that are different than those we operate under in the United States, Canada and Puerto Rico and that carry a greater risk of unexpected changes;

•	the costs and resources required to modify our technology and sell our medical plan in non-English speaking countries;

•	the costs and resources required to modify our medical plan appropriately to suit the needs and expectations of residents and veterinarians in such foreign countries;

•
our data analytics platform may have limited applicability in foreign countries, which may impact our ability to develop adequate underwriting criteria and accurately price subscriptions to our medical plan in such countries;

•	increased expenses incurred in establishing and maintaining office space and equipment for our international operations;

•	technological incompatibility;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business;

•	difficulties in attracting and retaining personnel with experience in international operations;

•
difficulties in modifying our business model in a manner suitable for any particular foreign country, including any modifications to our Territory Partner model to the extent we determine that our existing model is not suitable for use in foreign countries;

•	our lack of experience in marketing to consumers and veterinarians, and encouraging online marketing, in foreign countries;

•	our relative lack of industry connections in many foreign countries;

•
difficulties in managing operations due to language barriers, distance and time zone differences, staffing, cultural differences and business infrastructure constraints, including difficulty in obtaining foreign and domestic visas;

•	application of foreign laws and regulations to us, including more stringent or materially different insurance,

employment, consumer and data protection laws;

•	the uncertainty of protection for intellectual property rights in some countries;

•
greater risk of a failure of foreign employees to comply with applicable U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act and any trade regulations ensuring fair trade practices; and

•	general economic and political conditions in these foreign markets.
These factors and other factors could harm our ability to gain future international revenue and, consequently, materially impact our business and operating results. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources, detracting from management attention and financial resources otherwise available to our existing business. Our failure to successfully manage our international operations and the associated risks effectively could limit the future growth of our business and could have an adverse effect on our operating results and financial condition.
Our business is subject to the risks of earthquakes, floods, fires and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.
Our systems and operations are vulnerable to damage or interruption from earthquakes, human error, intentional bad acts, hurricanes, floods, fires, power losses, telecommunications failures, hardware and system failures, terrorist attacks, acts of war, break-ins or similar events. For example, our corporate headquarters and facilities are located in Seattle, Washington near known earthquake fault zones and are vulnerable to significant damage from earthquakes. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our servers and systems may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential member data. We currently have limited disaster recovery capability, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Such disruptions could negatively impact our ability to run our business, which could have an adverse effect on our operating results and financial condition.
Risks Related to Compliance with Laws and Regulations
As of December 31, 2013, we did not, and at future measurement dates we may not, maintain the amount of risk-based capital required to avoid additional regulatory oversight, which may adversely affect our ability to generate a profit and our ability to compete in the pet insurance market.
Memberships in our U.S. medical plan are written by APIC. APIC is an insurance company domiciled in the state of New York and licensed by the New York Department of Financial Services (NY DFS). Regulators in the states in which we do business impose National Association of Insurance Commissioners approved risk-based capital requirements on APIC to ensure it maintains reasonably appropriate levels of surplus to support our operations and to protect members against adverse developments, taking into account the risk characteristics of our assets, liabilities and certain other items. Generally, the NY DFS will compare, on an annual basis as of December 31 or more often as deemed necessary, an insurer’s total adjusted capital and surplus against what is referred to as an “Authorized Control Level” of risk-based capital that is calculated based on a formula designed to estimate an insurer’s capital adequacy. There generally are five outcomes possible from this comparison, depending on the insurer’s level of risk-based capital as compared to the applicable Authorized Control Level.

•	No Action Level: Insurer’s total adjusted capital is equal to or greater than 200% of the Authorized Control Level.

•
Company Action Level: Insurer’s total adjusted capital is less than 200% but greater than 150% of the Authorized Control Level. When at this level, an insurer must prepare and submit a financial plan to the NY DFS for review and approval. Generally, a risk-based capital plan would identify the conditions that contributed to the Company Action Level and include the insurer’s proposed plans for increasing its risk-based capital in order to satisfy the No Action Level. The failure to provide the NY DFS with a risk-based capital plan on a timely basis or the inability of the NY DFS and the insurer to mutually agree on an appropriate risk-based capital plan could trigger a Regulatory Action Level outcome, subject to the insurer’s right to a hearing on the issue.

•
Regulatory Action Level: Insurer’s total adjusted capital is less than 150% but greater than 100% of the Authorized Control Level. When at this level, an insurer generally must provide a risk-based capital plan to the NY DFS and be subject to examination or analysis by the NY DFS to the extent it deems necessary, including such corrective actions as the NY DFS may require.

•
Authorized Control Level: Insurer’s total adjusted capital is less than 100% but greater than 70% of the Authorized Control Level. At this level, the NY DFS generally could take remedial actions that it determines necessary to protect the insurer’s assets, including placing the insurer under regulatory control.

•
Mandatory Control Level: Insurer’s total adjusted capital is less than 70% of the Authorized Control Level. At this level, the NY DFS generally is required to take steps to place the insurer under regulatory control, even if the insurer is still solvent.

As of December 31, 2013, APIC was required to maintain (i) at least $16.8 million of risk-based capital to satisfy the No Action Level, (ii) between $12.6 million and $16.8 million of risk-based capital to satisfy the Company Action Level, (iii) between $8.4 million and $12.6 million of risk-based capital to satisfy the Regulatory Action Level and (iv) between $5.9 million and $8.4 million of risk-based capital to satisfy the Authorized Control Level. As of December 31, 2013, APIC maintained $16.3 million of risk-based capital, placing it within the Company Action Level and, as such, APIC prepared and submitted a risk-based capital plan for the NY DFS for its review and approval during July 2014. If such plan is approved, we expect APIC will be deemed to have satisfied the No Action Level until the NY DFS conducts its next annual assessment. The NY DFS will not conduct its next annual assessment until December 31, 2014. The NY DFS may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow.
Additionally, because our risk-based capital falls below the Company Action Level, the unaffiliated managing general agent that we write pet insurance policies for may have the ability to terminate its relationship with us and require us to reimburse it for its expenses in finding and transitioning to a new company to write its policies. If this were to occur, we would lose the revenue generated from that relationship and incur additional expenses, which could have a material adverse effect on our financial condition.
We may require additional capital to meet our risk-based capital requirements, pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us at any time, our business, operating results and financial condition may be harmed.
We may require additional capital to meet our risk-based capital requirements, operate or expand our business or respond to unforeseen circumstances. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. Furthermore, volatility in the credit or equity markets may have an adverse effect on our ability to obtain debt or equity financing or the cost of such financing. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms. If funds are unavailable to us on reasonable terms when we need them, we may be unable to meet our risk-based capital requirements, train and support our employees and Territory Partners, maintain the competitiveness of our technology, pursue business opportunities, service our existing debt, pay claims or acquire new members, any of which could have an adverse effect on our business, operating results and financial condition.
If we fail to comply with the numerous laws and regulations that are applicable to the sale of a pet medical plan, our business and operating results could be harmed.
The sale of a pet medical plan, which is considered a type of property and casualty insurance in most jurisdictions, is heavily regulated by each state in the United States and by Canadian federal, provincial and territorial governments. In the United States, state insurance regulators are charged with protecting policyholders and have broad regulatory, supervisory and administrative powers over our business practices. Because we do business in all 50 states, the District of Columbia, all Canadian provinces and territories and Puerto Rico, compliance with insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:

•	grant and revoke licenses to transact insurance business;

•	conduct inquiries into the insurance-related activities and conduct of agents and agencies and others in the sales, marketing and promotional channels;

•	require and regulate disclosure in connection with the sale and solicitation of insurance policies;

•	authorize how, by which personnel and under what circumstances insurance premiums can be quoted and published and an insurance policy sold;

•	approve which entities can be paid commissions from carriers and the circumstances under which they may be paid;

•	regulate the content of insurance-related advertisements, including web pages, and other marketing practices;

•	approve policy forms, require specific benefits and benefit levels and regulate premium rates;

•	impose fines and other penalties; and

•	impose continuing education requirements.
While the U.S. federal government does not directly regulate the insurance industry, federal legislation and administrative policies can also affect us. Congress and various federal agencies periodically discuss proposals that would provide for federal oversight of insurance companies. We cannot predict whether any such laws will be enacted or the effect that such laws would have on our business. We also do business in all ten provinces and three territories of Canada. The provincial and territorial insurance regulators have the power to regulate the market conduct of insurers and insurance intermediaries, and the licensing and supervision of insurance agents, brokers, and adjusters, along with enforcement rights, including the right to assess administrative monetary penalties in certain provinces.
Insurance companies are also regulated at the federal level in Canada, and the Insurance Companies Act prohibits a foreign entity from insuring risks in Canada unless it is authorized by an Order made by the Superintendent of Financial Institutions (Canada) permitting it to do so.
Due to the complexity, periodic modification and differing interpretations of insurance laws and regulations, we have not always been, and we may not always be, in compliance with them. New insurance laws, regulations and guidelines also may not be compatible with the manner in which we market and sell subscriptions to our medical plan in all of our member acquisition channels, including over the Internet. Failure to comply with insurance laws, regulations and guidelines or other laws and regulations applicable to our business could result in significant liability, additional department of insurance licensing requirements, the revocation of licenses in a particular jurisdiction or our inability to sell subscriptions to our medical plan, which could significantly increase our operating expenses, result in the loss of our revenue and otherwise harm our business, operating results and financial condition. Additionally, if new or modified requirements of the NY DFS result in APIC’s noncompliance or other problematic regulatory circumstances, we may also consider re-domiciling APIC in another state, which may be costly and result in interruptions in our business.
Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions due to the current requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us ultimately are determined to be unfounded, we could incur significant time and expense defending against the allegations, and any related negative publicity could harm consumer and third-party confidence in us, which could significantly damage our brand.
In addition, we have received, and may in the future receive, inquiries from regulators regarding our marketing and business practices. These inquires may include investigations regarding a number of our business practices, including the manner in which we market and sell subscriptions to our medical plan. Any modification of our marketing or business practices in response to regulatory inquiries could harm our business, operating results or financial condition.
A regulatory environment that limits rate increases may adversely affect our operating results and financial condition.
Many states, including New York, have adopted laws or are considering proposed legislation that, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or not renew insurance coverage with respect to existing policies, and many state regulators have the power to reduce, or to disallow increases in premium rates. Most states, including New York, require licensure and regulatory approval prior to marketing new insurance products. Our practice has been to regularly reevaluate the price of our medical plan subscriptions, with any pricing changes implemented annually, subject the review and approval of the state regulators, who may reduce or disallow our pricing changes. Such review may result in delayed implementation of any pricing changes or prevent us from making changes we believe are necessary to achieve our targeted claims payout ratio, which could adversely affect our operating results and financial condition. In addition, we may be prevented by regulators from limiting significant pricing changes, requiring us to raise rates more quickly than we otherwise might have desired.
In addition to regulating rates, certain states have enacted laws that require a property-casualty insurer, which includes a pet insurance company, conducting business in that state to participate in assigned risk plans, reinsurance facilities, joint underwriting associations (JUAs), Fair Access to Insurance Requirements (FAIR) plans and wind pools. In these markets, if the state reinsurance facilities, wind pools, FAIR plans or JUAs recognize a financial deficit, they may in turn have the ability to assess participating insurers, adversely affecting our operating results and financial condition. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.

Regulations that require individuals or entities that sell pet insurance to be licensed may be interpreted to apply to our business, which could require us to modify our business practices.
Insurance regulators generally require that each individual who transacts pet insurance business on our behalf must maintain a valid license in one or more jurisdictions. Canadian provincial and territorial insurance legislation requires that individuals who solicit the sale of pet insurance must be validly licensed in the applicable province or territory. If regulators determined that any of our contact center employees, Territory Partners, veterinarians or other referral sources were selling subscriptions to our medical plan on our behalf, and therefore needed to be licensed in a particular jurisdiction, we could become subject to conviction for an offense or the imposition of an administrative penalty and liable for significant penalties and would likely be required to modify our business practices and sales and marketing programs, or license the affected individuals, which may be impractical or costly and time-consuming to implement. Any modification of our business or marketing practices in response to regulatory licensing requirements could harm our business, operating results or financial condition.
Most Canadian provincial and territorial insurance legislation requires entities that solicit the sale of pet insurance to be validly licensed in the applicable jurisdiction. If any such regulator were to determine that any entity soliciting the sale of a medical plan on our behalf did not hold the required license, we may have to modify our business practices or marketing efforts, or license the affected entities, which may be costly and time-consuming to implement.
We are subject to numerous laws and regulations, and compliance with one law or regulation may result in non-compliance with another.
We are subject to numerous laws and regulations that are administered and enforced by a number of different governmental authorities, each of which exercises a degree of interpretive latitude, including, in the United States, state insurance regulators, state securities administrators, state attorneys general and federal agencies including the SEC and the U.S. Department of Justice. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, increase our costs and limit our ability to grow or to improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products, not holders of securities, which is generally the jurisdiction of the SEC. In many respects, these laws and regulations limit our ability to grow or to improve the profitability of our business.
Regulation of the sale of pet insurance is subject to change, and future regulations could harm our business and operating results.
The laws and regulations governing the offer, sale and purchase of pet insurance are subject to change, and future changes may be adverse to our business. For example, if a jurisdiction were to increase or alter the requirements for obtaining or maintaining an agent’s license in connection with the enrollment of a member in our medical plan, it could have a material adverse effect on our operations. For example, some states in the United States have adopted, and others are expected to adopt, new laws and regulations related to the insurance industry. It is difficult to predict how these new laws and regulations will impact our business, but, in some cases, changes in insurance laws, regulations and guidelines may be incompatible with various aspects of our business and require that we make significant modifications to our existing technology or practices, which may be costly and time-consuming to implement and could also harm our business, operating results and financial condition.
Failure to comply with federal, state and provincial laws and regulations relating to privacy and security of personal information, and civil liabilities relating to breaches of privacy and security of personal information, could create liabilities for us, damage our reputation and harm our business.
A variety of U.S. and Canadian federal, state and provincial laws and regulations govern the collection, use, retention, sharing and security of personal information. We collect and utilize demographic, credit and other private information from and about our members when they visit our website, call our contact center and apply for enrollment in our medical plan. Further, we use tracking technologies, including “cookies,” to help us manage and track our members’ interactions and deliver relevant advice and advertising. Claims or allegations that we have violated applicable laws or regulations related to privacy and data security could in the future result in negative publicity and a loss of confidence in us by our members and our participating service providers, and may subject us to fines by credit card companies and the loss of our ability to accept credit and debit card payments. In addition, we have posted privacy policies and practices concerning the collection, use and disclosure of member data on our website. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, our use and retention of personal information could lead to civil liability exposure in the event of disclosure of such information due to hacking, viruses, inadvertent action or other use or disclosure. Several companies have been subject to civil actions, including class actions, relating to this exposure.
We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols for personal information imposed by law, regulation, self-regulatory bodies, industry standards and contractual obligations. Such laws, standards and regulations, however, are evolving and subject to potentially differing interpretations, and federal, state and provincial legislative and regulatory bodies may expand current or enact new laws or regulations regarding privacy matters. We are unable to predict what additional legislation, standards or regulation in the area of privacy and security of personal information could be enacted or its effect on our operations and business.
Government regulation of the Internet and email could adversely affect our business.
The laws governing general commerce on the Internet remain unsettled and it may take years to fully determine whether and how existing laws such as those governing insurance, intellectual property, privacy and taxation apply to the Internet. In addition, the growth and development of the market for electronic commerce and Internet-related pet medical plan advertisements and transactions may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business and selling subscriptions to a pet medical plan over the Internet. Any new laws or regulations or new interpretations of existing laws or regulations relating to the Internet could harm our business and we could be forced to incur substantial costs in order to comply with them, which would harm our business, operating results and financial condition.
Additionally, we use email to market our services to potential members and as a means of communicating with our existing members. The laws and regulations governing the use of email for commercial purposes continue to evolve and the growth and development of the market for commerce over the Internet may lead to the adoption of additional legislation. On July 1, 2014, legislation became effective in Canada that, among other things, prohibits the sending of commercial electronic messages without the express or implied consent of the recipient, subject to certain exceptions. Failure to abide by this new legislation could lead to significant administrative monetary penalties and, as of July 1, 2017, civil liability exposure, including through class actions. We have incurred, and will continue to incur, expenses to comply with electronic messaging laws. If new laws or regulations are adopted, or existing laws and regulations are interpreted, to impose additional restrictions on our ability to send email to our members or potential members, we may not be able to communicate with them in a cost-effective manner. In addition to legal restrictions on the use of email for commercial purposes, Internet service providers, email service providers and others attempt to block the transmission of unsolicited email, commonly known as “spam.” Many Internet and email service providers have relationships with organizations whose purpose it is to detect and notify the Internet and email service providers of entities that the organization believes is sending unsolicited email. If an Internet or email service provider identifies email from us as “spam” as a result of reports from these organizations or otherwise, we could be placed on a restricted list that will block our emails to members or potential members. If we are restricted or unable to communicate by email with our members and potential members as a result of legislation, blockage or otherwise, our business, operating results and financial condition would be harmed.
Applicable insurance laws regarding the change in control of our company may impede potential acquisitions that our stockholders might consider to be desirable.
We are subject to statutes and regulations of the state of New York that generally require that any person or entity desiring to acquire direct or indirect control of APIC obtain prior regulatory approval. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change in control of our company, including through transactions, and in particular unsolicited transactions, that some of our stockholders might consider to be desirable. Similar laws or regulations may also apply in other states in which we may operate.
We will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the JOBS Act, as well as rules and regulations subsequently implemented by the SEC and the stock exchange on which our common stock is listed, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, from time to time, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have and will continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. Our management and other personnel also have limited experience operating a public company, which may result in operational inefficiencies or errors. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.
We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30, (ii) the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) five years from the date of our initial public offering.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
Risks Related to Ownership of Our Common Stock
Our actual operating results may differ significantly from our guidance.
From time to time, we have released, and may continue to release guidance in our quarterly earnings conference call, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third parties.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this Quarterly Report on Form 10-Q could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the securities or industry analysts who publish research about us or our business us downgrade our stock or publish inaccurate or unfavorable evaluations of our company or our stock, the price of our stock could decline. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause our stock price to decline.
The market price of our common stock has been and is likely to continue to be volatile, and you may be unable to sell your shares at or above the price at which you purchased them.
The market price of our common stock has been and is likely to continue to fluctuate widely. Factors affecting the market price of our common stock include:

•	variations in our operating results, earnings per share, cash flows from operating activities, and key financial and operational metrics, and how those results compare to analyst expectations;

•
forward-looking guidance to the public and industry and financial analysts related to future revenue and earnings per share, and any change in that guidance or our failure to achieve the results reflected in that guidance;

•	the net increases in the number of members, either independently or as compared with published expectations of industry, financial or other analysts that cover our company;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of changes to our medical plan, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	recruitment or departure of key personnel;

•	the economy as a whole and market conditions in our industry;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock; and

•	any other factors discussed in these risk factors.
In addition, if the market for stock in our industry or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industry even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of our management’s attention and resources.
We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.
We received net proceeds of approximately $72.9 million from our initial public offering in July 2014. We have broad discretion in the application of these net proceeds. Because of the number and variability of factors that will determine our use of the net proceeds from our initial public offering, their ultimate use may vary substantially from their intended use. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from our initial public offering in short-term, investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government that may not generate a high yield to our stockholders.
We do not intend to pay dividends on our common stock and, therefore, any returns will be limited to the value of our stock.
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our common stock is limited by the terms of our credit agreements, and APIC’s ability to pay dividends is limited by New York state insurance laws. Any return to stockholders will therefore be limited to the increase, if any, of our stock price.
Our directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of June 30, 2014, our directors, five percent or greater stockholders and their respective affiliates beneficially held in the aggregate approximately 77% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders.
Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
Substantially all of our stockholders of record as of the date of our initial public offering are subject to lock-up agreements that restrict the stockholders’ ability to transfer shares of our common stock. Subject to certain limitations, approximately 19.4 million shares will become eligible for sale beginning on January 14, 2015 and 70,000 shares will become eligible for sale on September 16, 2014. In addition, shares issued or issuable upon exercise of options or warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.
Certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended (Securities Act), subject to the 180-day lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
Provisions in our restated certificate of incorporation, restated bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.
Our restated certificate of incorporation and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	permit only the board of directors to establish the number of directors and fill vacancies on the board;

•	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;

•	require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	prohibit cumulative voting; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
a) Sales of Unregistered Securities
From April 1, 2014 to June 30, 2014, we granted to our employees and consultants options to purchase 168,750 shares of common stock under our 2007 Equity Compensation Plan with a per share exercise price of $12.27 and issued 14,937 shares of common stock upon exercise of stock options. These transactions were exempt from the registration requirements of the Securities Act in reliance upon Rule 701 promulgated under the Securities Act or Section 4(a)(2) of the Securities Act.
In April 2014, we issued 86,956 shares of Series A convertible preferred stock upon the net exercise of a warrant and withheld 13,044 shares to cover the exercise price of $1.50 per share. The purchaser represented to us that it was an accredited investor. This transaction was exempt from the registration requirements of the Securities Act in reliance upon Regulation D promulgated under the Securities Act.
(b) Use of Proceeds
On July 17, 2014, our registration statement on Form S-1 (File No. 333-196814) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 8,193,750 shares of our common stock at a price to the public of $10.00 per share. RBC Capital Markets, LLC, Barclays Capital Inc., Stifel, Nicolaus & Company, Incorporated, Canaccord Genuity Inc. and Cowen and Company, LLC acted as underwriters. The offering did not terminate before all of the securities registered in the registration statement were sold. On July 23, 2014, we closed the sale of such shares, resulting in net proceeds to us of $72.9 million, after deducting underwriting discounts and commissions and offering expenses. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We used $12.0 million of the net proceeds to repay outstanding indebtedness under our subordinated term loan. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on July 18, 2014 pursuant to Rule 424(b).
c) Issuer Purchases of Equity Securities
Not applicable.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant.				X

3.2	Restated Bylaws of the Registrant.				X

10.1	Consulting Agreement, dated May 5, 2014, by and between the Registrant and Howard Rubin.	S-1	333-196814	June 16, 2014

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*
This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 27th day of August 2014.

TRUPANION, INC.

Date: August 27, 2014	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: August 27, 2014	/s/ Michael Banks
Michael Banks Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant.				X

3.2	Restated Bylaws of the Registrant.				X

10.1	Consulting Agreement, dated May 5, 2014, by and between the Registrant and Howard Rubin.	S-1	333-196814	June 16, 2014

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*
This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.