Form 10-Q
period 2014-09-30
TRUPANION INC.
filed 2014-10-31
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 30, 2014, there were approximately 27,789,803 shares of the registrant's common stock outstanding.

TRUPANION, INC.

Note About Forward-Looking Statements
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

i

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
Trupanion, Inc. Condensed Consolidated Balance Sheets (in thousands, except for share data)

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$59,069	$14,939
Investments in fixed maturities, at amortized cost (fair value: $19,297 and $16,088)	19,297	16,088
Accounts and other receivables	8,598	7,771
Prepaid expenses and other assets	1,386	935
Total current assets	88,350	39,733
Restricted cash	—	3,000
Investments in fixed maturities, at fair value (amortized cost: $1,000)	944	832
Property and equipment, net	6,355	3,124
Deferred offering costs	—	54
Intangible assets, net	4,863	4,910
Total assets	$100,512	$51,653
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,641	$1,263
Accrued liabilities	3,519	3,660
Claims reserve	5,411	5,612
Deferred revenue	9,291	8,468
Short-term debt	—	900
Warrant liabilities	—	4,900
Other payables	1,340	1,138
Deferred tax liabilities	82	82
Total current liabilities	21,284	26,023
Long-term debt	14,900	25,199
Deferred tax liabilities	1,542	1,540
Other liabilities	141	166
Total liabilities	37,867	52,928
Contingencies (Note 6)
Redeemable convertible preferred stock: $0.00001 par value per share, 0 and 15,648,723 authorized at September 30, 2014 and December 31, 2013, respectively, and 0 and 14,857,989 issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	—	31,724
Stockholders’ equity:
Common stock, $0.00001 par value per share, 200,000,000 and 26,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively, 28,407,957 and 27,786,978 issued and outstanding at September 30, 2014; 2,857,620 and 2,236,641 shares issued and outstanding at December 31, 2013.	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 and 0 authorized at September 30, 2014 and December 31, 2013, respectively, and 0 issued and outstanding at September 30, 2014 and December 31, 2013.	—	—
Special voting shares, $0.00001 par value per share, 0 and 2,500,030 shares authorized at September 30, 2014 and December 31, 2013, respectively, and 0 and 2,247,130 issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	—	—
Additional paid-in capital	118,153	5,769
Accumulated other comprehensive loss	(3)	(164)
Accumulated deficit	(52,904)	(36,003)
Treasury stock, at cost: 620,979 shares at September 30, 2014 and December 31, 2013.	(2,601)	(2,601)
Total stockholders’ equity (deficit)	62,645	(32,999)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$100,512	$51,653

Trupanion, Inc. Condensed Consolidated Statement of Operations (in thousands, except for share and per share data) (unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Revenue	$30,312	$22,134	$84,042	$59,818
Cost of revenue:
Claims expenses	21,808	14,810	57,819	40,320
Other cost of revenue	4,059	3,205	11,872	7,942
Gross profit	4,445	4,119	14,351	11,556
Operating expenses:
Sales and marketing	2,934	2,013	8,390	6,853
Technology and development	2,532	1,156	7,285	3,191
General and administrative	4,385	2,033	10,463	5,982
Total operating expenses	9,851	5,202	26,138	16,026
Operating loss	(5,406)	(1,083)	(11,787)	(4,470)
Interest expense	5,155	154	6,623	420
Other (income) expense, net	(2,066)	(13)	(1,545)	168
Loss before income taxes	(8,495)	(1,224)	(16,865)	(5,058)
Income tax expense (benefit)	14	(2)	36	(86)
Net loss	$(8,509)	$(1,222)	$(16,901)	$(4,972)

Net loss per share:
Basic and diluted	$(0.41)	$(0.87)	$(2.09)	$(3.84)
Weighted-average shares used to compute net loss per share:
Basic and diluted	20,857,126	1,411,866	8,092,287	1,296,105

Trupanion, Inc. Condensed Consolidated Statements of Comprehensive Loss (in thousands) (unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Net loss	$(8,509)	$(1,222)	$(16,901)	$(4,972)
Other comprehensive income (loss):
Foreign currency translation adjustments	25	(29)	49	29
Change in unrealized losses on available-for-sale securities	17	(97)	112	(131)
Other comprehensive income (loss), net of taxes	42	(126)	161	(102)
Comprehensive loss	$(8,467)	$(1,348)	$(16,740)	$(5,074)

Trupanion, Inc. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013
Operating activities
Net loss	$(16,901)	$(4,972)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,234	663
Amortization of prepaid loan fee	108	—
Amortization of debt discount	4,925	14
Loss on disposal of equipment	48	—
Warrant (income) expense	(1,574)	129
Stock-based compensation expense	3,194	1,364
Loss from equity method investment	—	52
Net amortization on bonds	8	12
Changes in operating assets and liabilities:
Accounts receivable	(828)	(5,460)
Prepaid expenses and other current assets	(456)	98
Accounts payable	151	128
Accrued liabilities	(398)	(41)
Claims reserve	(201)	2,565
Deferred revenue	823	4,276
Other payables	167	106
Net cash used in operating activities	(9,700)	(1,066)
Investing activities
Purchases of investment securities, held-to-maturity	(26,455)	(15,697)
Maturities of investment securities, held-to-maturity	23,239	15,055
Purchases of property and equipment	(4,013)	(1,416)
Other	—	(18)
Net cash used in investing activities	(7,229)	(2,076)
Financing activities
Restricted cash	3,000	—
Proceeds from exercise of stock options	161	434
Proceeds from line of credit and debt financing	17,000	3,700
Payment of loan fee	(103)	—
Repayment of debt financing	(32,000)	—
Net proceeds from initial public offering	72,946	—
Net cash provided by financing activities	61,004	4,134
Effect of foreign exchange rates on cash, net	55	53
Net change in cash and cash equivalents	44,130	1,045
Cash and cash equivalents at beginning of period	14,939	4,234
Cash and cash equivalents at end of period	$59,069	$5,279
Supplemental disclosures
Income taxes paid	9	—
Interest paid	1,372	406
Noncash investing and financing activities:
Warrants issued in conjunction with debt issuance	1,123	43
Exchange of stock for equity method investment	—	448
Increase in payables for property and equipment	488	139
Increase in payables for deferred financing costs	136	—
Cashless exercise of preferred stock warrants	1,270	—

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
Basis of Presentation
The condensed consolidated balance sheet data as of December 31, 2013 was derived from audited consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2013 included in the Company's prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933 on July 18, 2014. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company's financial position and results of its operations, as of and for the periods presented. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period.
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
Income Taxes
The Company is subject to income taxes in the United States and in Canada. The provision for income taxes reflects the Company's estimated effective tax rate for the year. The difference between this rate and the U.S. federal income tax rate of 35% was primarily due to a full valuation allowance on its U.S. deferred tax assets. During the nine months ended September 30, 2014, the Company reduced its accrual for its existing uncertain tax positions by $53.
Offering Costs
Prior to the Company's initial public offering (IPO), deferred offering costs, including legal, accounting and other fees and costs related to the IPO, were capitalized and included as a noncurrent asset in the consolidated balance sheets. Upon completion of the IPO, the deferred offering costs were offset against IPO proceeds in additional paid-in capital in the consolidated balance sheet.
Initial Public Offering
On July 23, 2014 the Company completed IPO pursuant to which 8,193,750 shares of common stock were sold to the public at a price of $10.00 per share. The Company received net proceeds of approximately $72.8 million from the IPO. Upon the closing of the IPO, all shares of the outstanding convertible preferred stock and exchangeable shares automatically converted into 14,944,945 and 2,247,130 shares of common stock, respectively. If this transaction had taken place on January 1, 2014, the Company's weighted-average shares outstanding for the three and nine months ended September 30, 2014 would have been 27,135,340 and 26,900,033, respectively.

Upon completion of the IPO, 25,170 warrants to purchase preferred stock were converted into warrants for the purchase of common shares on a 1:1 basis. These warrants were classified as liabilities on the consolidated balance sheet due to terms allowing for a modification of the exercise price under certain circumstances. Upon completion of the IPO, these warrants were revalued resulting in a gain of $14 that was recorded in other (income) expense, net in the consolidated statement of operations. Immediately after the IPO, all of these warrants were exercised at the IPO price of $10.00 per share, resulting in an increase of 25,170 shares of common stock outstanding.

Immediately prior to the Company's IPO, there were warrants to purchase 1,164,085 shares of common stock outstanding, of which warrants to purchase 415,646 of shares of common stock were issued on July 2, 2014 in connection with an amended and restated credit agreement that contained terms modifying the exercise price and number of underlying shares upon completion of an IPO resulting in historical liability classification in the consolidated balance sheet. Upon the closing of the IPO, the number of shares underlying these warrants was adjusted to 869,999 shares, and the exercise price of each warrant was adjusted to $10.00 per share. These warrants were also revalued resulting in a gain of $2,040, which was recorded in other (income) expense, net in the statement of operations. Immediatly following the IPO, these warrants were no longer subject to contractual modification provisions and were reclassified from a liability classification to an equity classification on the consolidated balance sheet.

Accumulated Other Comprehensive Loss, net of tax
A rollforward of accumulated other comprehensive loss is as follows:

	ACCUMULATED OTHER COMPREHENSIVE LOSS
	UNREALIZED LOSSES ON AVAILABLE FOR SALE SECURITIES	FOREIGN CURRENCY GAIN
Balance at December 31, 2013	$(168)	$4
Other comprehensive loss	35	51
Balance at March 31, 2014	(133)	55
Other comprehensive loss	60	(27)
Balance at June 30, 2014	(73)	28
Other comprehensive loss	17	25
Balance at September 30, 2014	$(56)	$53
There were no reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2014 and 2013.
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
The following potential dilutive equity securities are not included in the diluted net loss per common share calculation because they would have had an antidilutive effect:

	AS OF SEPTEMBER 30,
	2014	2013
Stock options	5,082,500	4,597,782
Restricted stock	595,665	730,149
Warrants	869,999	135,672
Series A convertible preferred stock	—	7,466,283
Series B convertible preferred stock	—	3,546,384
Series C convertible preferred stock	—	3,845,322
Exchangeable shares	—	2,247,130

Convertible preferred stock is presented on an as converted basis to reflect the applicable conversion ratio.

3. Investment Securities
The amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale and held-to-maturity fixed maturity securities by major security type and class of security were as follows:

	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
As of September 30, 2014
Available-for-sale:
Municipal bond	$1,000	$—	$(56)	$944
	$1,000	$—	$(56)	$944
Held-to-maturity:
U.S. Treasury securities	$5,777	$—	$—	$5,777
Certificates of deposit	700	—	—	700
U.S. government funds	12,820	—	—	12,820
	$19,297	$—	$—	$19,297

	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
As of December 31, 2013
Available-for-sale:
Municipal bond	$1,000	$—	$(168)	$832
	$1,000	$—	$(168)	$832
Held-to-maturity:
U.S. Treasury securities	$5,778	$—	$—	$5,778
Certificates of deposit	2,700	—	—	$2,700
U.S. government funds	7,610	—	—	$7,610
	$16,088	$—	$—	$16,088

Maturities of debt securities classified as available-for-sale were as follows:

	SEPTEMBER 30, 2014
	AMORTIZED COST	FAIR VALUE
Available-for-sale:
Due under one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,000	944
Due after ten years	—	—
	$1,000	$944

Maturities of debt securities classified held-to-maturity were as follows:

	SEPTEMBER 30, 2014
	AMORTIZED COST	FAIR VALUE
Held-to-maturity:
Due under one year	$19,297	$19,297
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—
	$19,297	$19,297

The Company had one investment with an unrealized loss of $56 and a fair value of $944 at September 30, 2014 and an unrealized loss of $168 and a fair value of $832 at December 31, 2013. The debt security has been in the unrealized loss position for more than 12 months. The Company has assessed the bond for credit impairment and has determined that there is no intent to sell this bond and it is likely that it will hold the investment for a period of time sufficient to allow for a recovery. Furthermore, future payments on this bond are insured by a financial guarantee insurer. Therefore, the Company believes that the unrealized loss on this bond constitutes a temporary impairment.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis:

	AS OF SEPTEMBER 30, 2014
	FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Municipal bond	944	—	944	—
Money market funds	$50,500	$50,500	$—	$—
Total	$51,444	$50,500	$944	$—

	AS OF DECEMBER 31, 2013
	FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Restricted cash	$3,000	$3,000	$—	$—
Municipal bond	832	—	832	—
Total	$3,832	$3,000	$832	$—
Liabilities
Warrant liabilities	$4,900	$—	$—	$4,900
Total	$4,900	$—	$—	$4,900

A rollforward of activity in liabilities valued using Level 3 inputs is as follows:

	WARRANT LIABILITIES
	2014	2013
Balance at January 1,	$4,900	$551
Issuance of warrants	—	44
Change in fair value upon remeasurement	1,219	98
Balance at March 31,	6,119	693
Settlement of warrant liability upon exercise	(999)	—
Change in fair value upon remeasurement	(740)	28
Balance at June 30,	$4,380	$721
Issuance of warrants	1,123	—
Settlement of warrant liability upon exercise	(270)	—
Change in fair value upon remeasurement	(2,053)	3
Reclassification to stockholders' equity	(3,180)	—
Balance at September 30,	—	724

Changes in fair value upon remeasurement are recorded in other (income) expense, net on the consolidated statement of operations.
The Company estimates fair value for its long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of the $3,000 and $12,000 term loans approximated fair value at December 31, 2013.
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the three and nine months ended September 30, 2014.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•
Investment securities: Debt securities classified as available-for-sale are measured using quoted market prices when quoted market prices are available. If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. Held-to-maturity securities are carried at amortized cost and the fair value is disclosed in Note 3. Fair value is determined in the same manner as available-for-sale securities and is considered a Level 2 measurement.

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Expected volatility	40%-41%	38%-40%	34%-46%	35%-46%
Expected dividends	—%	—%	—%	—%
Risk-free rate	1.69%-1.71%	1.01%-2.02%	0.03%-2.02%	0.10%-2.02%
Term	3.5-5.0 years	4.3-6.5 years	0.1-6.0 years	0.6-7.0 years

An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement, which may be significant. The liabilities were revalued each period-end until exercised, expired or modified to exclude recurring fair value measurement. Gains and losses on revaluation of the liabilities were recorded in other (income) expense, net in the Company’s consolidated financial statements.

5. Debt

The Company's outstanding debt at September 30, 2014 was as follows:

	BALANCE	INTEREST RATE	MATURITY
Line of credit	$14,900	5%	July 23, 2016

The Company has a revolving line of credit with a bank, which is secured by any and all interest the Company has in assets that are not otherwise restricted. The revolving line of credit bore a variable interest rate as of September 30, 2014 and 2013, equal to the greater of 5.0% or 1.5% plus the prime rate. Interest expense is due monthly on the outstanding principal amount with all amounts outstanding under the revolving line of credit due upon maturity in July 2016. The credit agreement requires the Company to comply with various financial and non-financial covenants. As of September 30, 2014, the Company was in compliance with these covenants. This facility also has a compensating balance requirement of $500.

Borrowings on the revolving line of credit are limited to the lesser of $15,000 in 2014 and 2013, and the total amount of cash and securities held by American Pet Insurance Company, (APIC), less up to $500 for obligations the Company may have outstanding for other ancillary services.

On March 28, 2013, the Company obtained a term loan from the same bank of $3,000 in aggregate principal. The interest rate on the term loan was the greater of 5.5% or 2.0% plus the prime rate. All amounts outstanding under the term loan, including principal and accrued interest, were payable in 30 equal monthly installments beginning on April 28, 2014. During July 2014, this outstanding term loan was repaid in full, which also resulted in a release of the Company's restricted cash.

On December 23, 2013, the Company obtained a term loan in an aggregate principal amount of $12,000. This note was entered into at a discount of $3,801 related to the issuance of warrants being deducted from the principal amount. On July 2, 2014, the Company entered into an amended and restated credit agreement in relation to this existing $12,000 term loan for a secured subordinated term loan totaling $29,000, which reflected an increase of $17,000 from the prior agreement. The amended principal amount was entered into at an additional discount of $1,123 as a result of the issuance of warrants. The term loan bore a fixed interest rate of 11.0% per year and was due on the earlier of three years from the issue date or certain triggering events, including a qualifying initial public offering, which would result in a 1.5% prepayment premium on the $17,000 increase related to the amendment. The $29,000 term loan was repaid in full on July 23, 2014 including $895 in accrued interest and a prepayment fee of $255. The unamortized discount on debt totaling $4,418 was written-off and included in interest expense in the consolidated statement of operations.

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

The Company’s subsidiary, APIC, a New York corporation, received an inquiry from the California Department of Insurance (CDOI) in 2011 alleging APIC’s trial insurance policies issued in California are in violation of California law. The Company has disputed this assertion. In July 2014, the CDOI filed a notice of non-compliance regarding this issue.  APIC received an extension to request a hearing to contest the notice. As of September 30, 2014 and December 31, 2013, the Company had accrued liabilities of $100 for this matter. While the Company intends to defend this matter vigorously, adverse outcomes beyond recorded amounts are reasonably possible. At this stage in the matter, however, the Company is unable to estimate a possible loss or range of possible loss beyond amounts previously accrued.

The Company received an inquiry from the Washington State Office of the Insurance Commissioner (OIC) in December 2012 concerning whether a subsidiary of the Company was properly licensed, and whether certain of its employees were properly licensed, under Washington law. The Company responded to this letter in January of 2013, stating that the subsidiary is licensed, and its employees are not required to be licensed under Washington law. The Company received additional correspondence from the OIC in July 2014 informing it that the OIC is scheduling a regulatory examination to further assess the Company’s compliance, which was underway at September 30, 2014.  Because of the inherent uncertainties of this matter, including the early stage and lack of specific claims, the Company currently believes the likelihood of a material loss is unlikely and cannot predict the impact (if any) that the matter may have on the Company’s business, results of operations, financial position or cash flows.
The Company is subject to a variety of other claims and suits that arise from time to time in the ordinary course of its business.
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

7. Stock-Based Compensation
The following table presents information regarding options granted, exercised and forfeited for the periods presented:

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE
December 31, 2013	4,663,445	$2.12	$30,406
Granted	665,100	10.04
Exercised	(138,878)	1.16	1,020
Forfeited	(107,167)	5.16
September 30, 2014	5,082,500	3.12	28,332
As of September 30, 2014, the stock options outstanding had a remaining contractual life of 7.0 years.

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE FAIR VALUE	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE
Vested and exercisable at December 31, 2013	2,719,609	$1.32	$1.38	6.03	$19,908
Vested and exercisable at September 30, 2014	3,418,197	1.47	1.63	6.06	23,497

Stock-based compensation expense includes stock options and restricted stock granted to employees and non-employees and has been reported in the Company’s statements of operations in claims expenses, other cost of revenue, sales and marketing, technology and development, and general and administrative expenses depending on the function performed by the employee or non-employee. During the third quarter of 2014, 116,877 shares of restricted stock, which were subject to a performance condition relating to the Company's IPO, vested resulting in $1,433 of expense included in general and administrative expense in the consolidated statement of operations. The Company measures compensation expense on a straight-line basis except for the restricted stock with the performance condition which is measured on a graded vesting schedule. The remaining 584,385 shares of unvested restricted stock related to this agreement are expected to vest over the remaining service term of approximately 5 years.
As of September 30, 2014, the Company had unrecognized stock-based compensation of $8,169 related to stock options and restricted stock held by employees and non-employees, which is expected to vest over a weighted-average period of approximately 3.2 years. As of September 30, 2014, the Company had 1,664,303 unvested stock options and 595,665 restricted stock awards that are expected to vest. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The expense recognized in each category is provided in the table below:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Claims expenses	$60	$44	$168	$116
Other cost of revenue	18	12	55	28
Sales and marketing	115	147	408	492
Technology and development	110	84	306	249
General and administrative	1,698	191	2,257	479
Total stock-based compensation	$2,001	$478	$3,194	$1,364

8. Segments
The Company has two segments: subscription business and other business. The subscription business segment includes monthly subscriptions related to the Company’s medical plan, while the other business segment includes all other business, including policies written for third parties and policies written under a federal government program. The chief operating decision maker uses two measures to evaluate segment performance: revenue and gross profit. Corporate operating expenses, interest and other expenses, and income taxes are not allocated to the segments, nor included in the measure of segment profit or loss. The Company does not analyze discrete segment balance sheet information related to long-term assets.

Revenue and gross profit of the Company’s segments were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Revenue:
Subscription business	$27,517	$20,007	$75,965	$55,392
Other business	2,795	2,127	8,077	4,426
	30,312	22,134	84,042	59,818
Claims expenses:
Subscription business	20,611	14,002	54,534	38,442
Other business	1,197	808	3,285	1,878
	21,808	14,810	57,819	40,320
Other cost of revenue:
Subscription business	2,793	2,115	7,990	5,847
Other business	1,266	1,090	3,882	2,095
	4,059	3,205	11,872	7,942
Gross profit:
Subscription business	4,113	3,890	13,441	11,103
Other business	332	229	910	453
	4,445	4,119	14,351	11,556
Sales and marketing	2,934	2,013	8,390	6,853
Technology and development	2,532	1,156	7,285	3,191
General and administrative	4,385	2,033	10,463	5,982
Operating loss	$(5,406)	$(1,083)	$(11,787)	$(4,470)

The following table presents the Company’s revenue by geographic region of the member:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
United States	$22,609	$15,765	$62,430	$41,467
Canada	7,703	6,369	21,612	18,351
Total revenue	$30,312	$22,134	$84,042	$59,818
Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2014.

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
We generate leads through both third-party referrals and online member acquisition channels, which we then convert into members through our website and contact center. Veterinary practices represent our largest referral source. While these referrals accounted for a majority of our enrollments in the third quarter of 2014, we do not pay commissions to or otherwise compensate veterinarians for their referrals. We engage a national referral network of independent contractors who are paid fees based on activity in their regions, which we refer to as our Territory Partners. Our Territory Partners are dedicated to cultivating direct veterinary relationships and building awareness of the benefits that our medical plan offers veterinarians and their clients. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. Our online member acquisition channels serve as important resources for pet owner education and drive new member leads and conversion. We also receive a significant number of new leads from existing members adding pets and referring their friends and family members. We constantly evaluate the effectiveness of our member acquisition channels and marketing initiatives based upon their return on investment, which we measure by comparing the ratio of the lifetime value of a pet generated through each specific channel or initiative to the related acquisition cost.
Our revenue increased from $59.8 million for the nine months ended September 30, 2013 to $84.0 million for the nine months ended September 30, 2014, representing 41% year-over-year growth. We have made and expect to continue to make substantial investments in member acquisition and in expanding our operations. For the nine months ended September 30, 2014 and 2013, we had a net loss of $16.9 million and $5.0 million, respectively. As of September 30, 2014, our accumulated deficit was $52.9 million.
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
The following tables set forth our key financial and operating metrics for our subscription business for the periods ended September 30, 2014 and 2013 and for each of the last 8 fiscal quarters:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Total pets enrolled (at period end)	207,843	160,065	207,843	160,065
Monthly adjusted revenue per pet	$44.98	$42.59	$44.04	$42.37
Lifetime value of a pet (LVP)	$584	$617	$584	$617
Average pet acquisition cost (PAC)	$113	$80	$112	$102
Average monthly retention	98.67%	98.64%	98.67%	98.64%

	PERIOD ENDED
	DEC. 31, 2012	MAR. 31, 2013	JUN. 30, 2013	SEPT. 30, 2013	DEC. 31, 2013	MAR. 31, 2014	JUN. 30, 2014	SEPT. 30, 2014
Total Pets Enrolled (at period end)	125,387	136,027	147,868	160,065	169,570	181,634	194,617	207,843
Monthly adjusted revenue per pet	$42.43	$42.30	$42.21	$42.59	$43.07	$43.12	$43.90	$44.98
Lifetime value of a pet	$557	$604	$641	$617	$611	$610	$605	$584
Average pet acquisition cost	$134	$132	$99	$80	$105	$111	$113	$113
Average monthly retention	98.51%	98.56%	98.62%	98.64%	98.65%	98.65%	98.65%	98.67%
Total pets enrolled. Total pets enrolled reflects the number of pets subscribed to our plan at the end of each period presented. We monitor total pets enrolled because it provides an indication of the growth of our business.
Monthly adjusted revenue per pet. Monthly adjusted revenue per pet is calculated as adjusted revenue divided by the total number of pet months in the period. Adjusted revenue, a non-GAAP financial measure, is calculated as revenue, excluding sign-up fee revenue and the change in deferred revenue. We exclude sign-up fee revenue since it is collected at the time a new pet is enrolled and is used to partially offset initial setup costs, which are included in sales and marketing expenses. We exclude changes in deferred revenue in order to present monthly adjusted revenue per pet in a consistent manner across periods. Total pet months in a period represents the sum of all pets enrolled for each month during the period. We monitor monthly adjusted revenue per pet because it is an indicator of the per unit economics of our business.

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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of September 30, 2014 is an average of each month’s retention from October 1, 2013 through September 30, 2014. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months and manage our business.

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
The following tables reflect the reconciliation of adjusted revenue to revenue:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013

	(in thousands)
Revenue	$30,312	$22,134	$84,042	$59,818
Excluding:
Other business revenue	(2,795)	(2,127)	(8,077)	(4,426)
Change in deferred revenue	385	314	731	656
Sign-up fee revenue	(425)	(386)	(1,209)	(1,074)
Adjusted revenue	$27,477	$19,935	$75,487	$54,974

	THREE MONTHS ENDED
	DEC. 31, 2012	MAR. 31, 2013	JUN. 30, 2013	SEPT. 30, 2013	DEC. 31, 2013	MAR. 31, 2014	JUN. 30, 2014	SEPT. 30, 2014

	(in thousands)
Revenue	$15,863	$17,842	$19,842	$22,134	$24,011	$25,640	$28,090	$30,312
Excluding:
Other business revenue	(178)	(825)	(1,474)	(2,127)	(2,585)	(2,551)	(2,731)	(2,795)
Change in deferred revenue	218	124	218	314	452	262	84	385
Sign-up fee revenue	(282)	(332)	(356)	(386)	(345)	(377)	(407)	(425)
Adjusted revenue	$15,621	$16,809	$18,230	$19,935	$21,533	$22,974	$25,036	$27,477

The following tables reflect the reconciliation of contribution margin to gross profit:

	TWELVE MONTHS ENDED SEPTEMBER 30,
	2014	2013

	(in thousands)
Gross profit	$18,439	$14,788
Excluding:
Stock-based compensation expense	309	171
Other business segment gross profit	(1,189)	(496)
Sign-up fee revenue	(1,554)	(1,356)
Change in deferred revenue	1,183	874
Contribution margin	$17,188	$13,981

	TWELVE MONTHS ENDED
	DEC. 31, 2012	MAR. 31, 2013	JUN. 30, 2013	SEPT. 30, 2013	DEC. 31, 2013	MAR. 31, 2014	JUN. 30, 2014	SEPT. 30, 2014

	(in thousands)
Gross profit	$11,211	$12,841	$14,263	$14,788	$15,644	$16,792	$18,113	$18,439
Excluding:
Stock-based compensation expense	109	123	143	171	229	270	287	309
Other business segment gross profit	(44)	(108)	(267)	(496)	(730)	(935)	(1,086)	(1,189)
Change in deferred revenue	767	725	761	874	1,108	1,246	1,111	1,183
Sign-up fee revenue	(1,189)	(1,229)	(1,285)	(1,356)	(1,419)	(1,464)	(1,514)	(1,554)
Contribution margin	$10,854	$12,352	$13,615	$13,981	$14,832	$15,909	$16,911	$17,188

The following tables reflect the reconciliation of acquisition cost to sales and marketing expenses:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013

	(in thousands)
Sales and marketing expenses	$2,934	$2,013	$8,390	$6,853
Excluding:
Stock-based compensation expense	(115)	(147)	(408)	(492)
Net of:
Sign-up fee revenue	(425)	(386)	(1,209)	(1,074)
Acquisition cost	$2,394	$1,480	$6,773	$5,287

	THREE MONTHS ENDED
	DEC. 31, 2012	MAR. 31, 2013	JUN. 30, 2013	SEPT. 30, 2013	DEC. 31, 2013	MAR. 31, 2014	JUN. 30, 2014	SEPT. 30, 2014

	(in thousands)
Sales and marketing expenses	$2,161	$2,572	$2,268	$2,013	$2,238	$2,646	$2,810	$2,934
Excluding:
Stock-based compensation expense	(104)	(143)	(202)	(147)	(185)	(149)	(144)	(115)
Net of:
Sign-up fee revenue	(282)	(332)	(356)	(386)	(345)	(377)	(407)	(425)
Acquisition cost	$1,775	$2,097	$1,710	$1,480	$1,708	$2,120	$2,259	$2,394

Factors Affecting Our Performance
Average monthly retention. Our performance depends on our ability to continue to retain our existing and newly enrolled pets and is impacted by our ability to provide a best-in-class value and member experience. Our ability to maintain the retention rate of enrolled pets may be affected by a number of factors, including the actual and perceived value of our services and the quality of our member experience, our claims payment process and competitive environment. In addition, if the number of new pets enrolled increases at a faster rate than our historical experience, our average monthly retention rate could be adversely impacted, as our retention rate is generally lower during the first year of member enrollment.
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
Timing of initiatives. Over time we plan to implement new initiatives to improve our member experience, make modifications to our medical plan and find other ways to maintain a strong value proposition for our members. These initiatives will sometimes be accompanied by price increases, in order to compensate for value delivered. The implementation of such initiatives may not always coincide with the timing of price increases resulting in fluctuations in revenue and gross profit in our subscription business segment.

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

Basis of Presentation
General
We operate in two business segments: subscription business and other business. Our subscription business segment includes revenue and expenses related to monthly subscriptions for our medical plan. Our other business segment includes revenue and expenses related to our other operations, including the writing of policies for an unaffiliated managing general agent and policies written under a federal government program. We report our financial information in accordance with U.S. GAAP.
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
Claims expenses
Claims expenses include claims incurred, the cost of personnel administering the claims and providing member service relating to the claims and other operating expenses directly or indirectly related to claims administration. Claims incurred are the claims approved for payment plus an accrual for claims incurred that have not yet been submitted or approved for payment. This accrual is based on our historical experience and developments in claims frequency and severity and the cost of veterinary care, and also includes the cost of administering such claims.
Other cost of revenue
Other cost of revenue for our subscription business segment includes direct and indirect member service expenses, renewal commissions to our independent referral network, credit card transaction fees and premium tax expenses. Other cost of revenue for our other business segment includes the commission we pay to the unaffiliated managing general agent.
For both our subscription business and our other business segments, we generally expect our cost of revenue to remain relatively constant as a percentage of revenue, although there may be some periodic variability due to a number of factors including the rate of claims occurrences during such periods. Claims expenses as a percentage of our subscription business revenue may increase over time as part of our strategy to return more value to our members to further enhance our member experience, retention rates and lifetime value of a pet. We currently expect that, in the long-term, such increases generally will be offset by economies of scale in our other cost of revenue.
Gross Profit
Gross profit is total revenue less cost of revenue. We expect gross profit as a percentage of revenue in our subscription segment to remain relatively consistent in the long-term, although there has been and may be in the future some periodic variability due to a number of factors, including the rate of claims occurrences during such periods and in the timing and significance of our pricing adjustments. The timing of our implementation of various initiatives to improve the experience of our members also may affect gross profit in the short-term. Further, as the mix of subscription business and other business changes and as our other business segment changes, this may impact our total gross profit as a percentage of revenue.
Operating Expenses
Our operating expenses are classified into three categories: sales and marketing, technology and development, and general and administrative. For each category, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses and stock-based compensation.
Sales and Marketing
Sales and marketing expenses primarily consist of referral fees paid with respect to newly enrolled pets, print, online and promotional advertising costs, and employee compensation and related costs. Sales and marketing expenses are driven primarily by investments to acquire new members and retain our existing members. We plan to continue to invest in existing and new member acquisition channels and marketing initiatives to grow our business. We expect sales and marketing expenses to increase in absolute dollars, although it may fluctuate as a percentage of revenue. We generally target a ratio of lifetime value of a pet to average pet acquisition cost of 5:1.
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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013

	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscription business	$27,517	$20,007	$75,965	$55,392
Other business	2,795	2,127	8,077	4,426
Total revenue	30,312	22,134	84,042	59,818
Cost of revenue:
Subscription business(1)	23,404	16,117	62,524	44,289
Other business	2,463	1,898	7,167	3,973
Total cost of revenue	25,867	18,015	69,691	48,262
Gross profit:
Subscription business	4,113	3,890	13,441	11,103
Other business	332	229	910	453
Total gross profit	4,445	4,119	14,351	11,556
Operating expenses:
Sales and marketing(1)	2,934	2,013	8,390	6,853
Technology and development(1)	2,532	1,156	7,285	3,191
General and administrative(1)	4,385	2,033	10,463	5,982
Total operating expenses	9,851	5,202	26,138	16,026
Operating loss	(5,406)	(1,083)	(11,787)	(4,470)
Interest expense	5,155	154	6,623	420
Other (income) expense, net	(2,066)	(13)	(1,545)	168
Loss before income taxes	(8,495)	(1,224)	(16,865)	(5,058)
Income tax expense (benefit)	14	(2)	36	(86)
Net loss	$(8,509)	$(1,222)	$(16,901)	$(4,972)

(1)	Includes stock-based compensation expense as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013

	(in thousands)
Cost of revenue	$78	$56	$223	$144
Sales and marketing	115	147	408	492
Technology and development	110	84	306	249
General and administrative	1,698	191	2,257	479
Total stock-based compensation expense	$2,001	$478	$3,194	$1,364

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013

	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	85	81	83	81
Gross profit	15	19	17	19
Operating expenses:
Sales and marketing	10	9	10	11
Technology and development	8	5	9	5
General and administrative	14	9	12	10
Total operating expenses	32	24	31	27
Operating loss	(18)	(5)	(14)	(7)
Interest expense	17	1	8	1
Other (income) expense, net	(7)	—	(2)	—
Loss before income taxes	(28)	(6)	(20)	(8)
Income tax expense (benefit)	—	—	—	—
Net loss	(28)%	(6)%	(20)%	(8)%

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013

	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	85	81	82	80
Subscription business gross profit	15%	19%	18%	20%

Comparison of Three and Nine Months Ended September 30, 2014 and 2013
Revenue

	THREE MONTHS ENDED SEPTEMBER 30,		% CHANGE	NINE MONTHS ENDED SEPTEMBER 30,		% CHANGE
	2014	2013		2014	2013

	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$27,517	$20,007	38%	$75,965	$55,392	37%
Other business	2,795	2,127	31	8,077	4,426	82
Total revenue	$30,312	$22,134	37	$84,042	$59,818	40
Percentage of Revenue by Segment:
Subscription business	91%	90%		90%	93%
Other business	9	10		10	7
Total revenue	100%	100%		100%	100%
Subscription Business:
Total pets enrolled	207,843	160,065	30	207,843	160,065	30
Monthly adjusted revenue per pet	$44.98	$42.59	6	$44.04	$42.37	4
Average monthly retention	98.67%	98.64%		98.67%	98.64%

Three months ended September 30, 2014 compared to three months ended September 30, 2013. Total revenue increased by $8.2 million to $30.3 million for the three months ended September 30, 2014, or 37%. Revenue from our subscription business segment increased by $7.5 million to $27.5 million for the three months ended September 30, 2014, or 38%. This increase in subscription business revenue primarily was due to a 30% increase in total pets enrolled as of September 30, 2014 compared to September 30, 2013 and a 7% increase monthly adjusted revenue per pet (based on increases calculated in local currency) during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 as a result of some realized increases in our pricing due to increases in the cost of veterinary care and expansions of our coverage that began in May 2014. The impact of these price increases was partially offset by a $0.3 million impact of foreign exchange rates on our Canadian revenue. Revenue from our other business segment increased $0.7 million to $2.8 million for the three months ended September 30, 2014, reflecting the inclusion of all policies written for the unaffiliated managing general agent being transferred to us from its previous insurance company by December 31, 2013 whereas only a portion of such policies had been transferred from its previous insurance company during the three months ended September 30, 2013. In addition, $0.3 million of the increase in our other business segment is related to a government program that started at the end of the first quarter of 2014.
Nine months ended September 30, 2014 compared to nine months ended September 30, 2013. Total revenue increased by $24.2 million to $84.0 million for the nine months ended September 30, 2014, or 40%. Revenue from our subscription business segment increased by $20.6 million to $76.0 million for the nine months ended September 30, 2014, or 37%. This increase in our subscription business revenue was primarily due to a 30% increase in total pets enrolled as of September 30, 2014 compared to September 30, 2013.Monthly adjusted revenue per pet for the nine months ended September 30, 2014 increased 7% (based on increases calculated in local currency) as a result of some realized increases in our pricing primarily to cover increases in the cost of veterinary care and expansions of our coverage that began in May 2014. The impact of these price increases was partially offset by a $1.4 million impact of foreign exchange rates on our Canadian revenue. Revenue from our other business segment increased $3.7 million to $8.1 million for the nine months ended September 30, 2014, reflecting the inclusion of all policies written for the unaffiliated managing general agent being transferred to us from its previous insurance company by December 31, 2013, whereas only a portion of such policies had been transferred from its previous insurance company during the three months ended September 30, 2013. In addition, $0.6 million of the increase in our other business segment is related to a government program that started at the end of the first quarter of 2014.

Cost of Revenue

	THREE MONTHS ENDED SEPTEMBER 30,		% CHANGE	NINE MONTHS ENDED SEPTEMBER 30,		% CHANGE
	2014	2013		2014	2013

	(in thousands, except percentages)
Cost of Revenue:
Subscription business:
Claims expenses	$20,611	$14,002	47%	$54,534	$38,442	42%
Other cost of revenue	2,793	2,115	32	7,990	5,847	37
Total cost of revenue	23,404	16,117	45	62,524	44,289	41
Gross profit	4,113	3,890	6	13,441	11,103	21
Other business:
Claims expenses	1,197	808	48	3,285	1,878	75
Other cost of revenue	1,266	1,090	16	3,882	2,095	85
Total cost of revenue	2,463	1,898	30	7,167	3,973	80
Gross profit	332	229	45	910	453	101
Percentage of Revenue by Segment:
Subscription business:
Claims expenses	75%	70%		72%	69%
Other cost of revenue	10	11		11	11
Total cost of revenue	85	81		82	80
Gross profit	15	19		18	20
Other business:
Claims expenses	43	38		41	42
Other cost of revenue	45	51		48	47
Total cost of revenue	88	89		89	90
Gross profit	12	11		11	10
Three months ended September 30, 2014 compared to three months ended September 30, 2013. Cost of revenue for our subscription business segment was $23.4 million, or 85% of revenue, for the three months ended September 30, 2014, compared to $16.1 million, or 81% of revenue, for the three months ended September 30, 2013.This $7.3 million increase in the subscription cost of revenue, and the 450 basis point increase as a percentage of revenue, is primarily the result of an increase in claims expenses, which were 75% of revenue for the three months ended September 30, 2014, compared to 70% of revenue for the three months ended September 30, 2013. We have in the past and expect in the future to experience changes in the claims ratio from quarter to quarter. During the third quarter of 2014, the claims expense ratio was higher than our historical average due to a higher frequency of claims than previous periods, which was primarily driven by the implementation of several key initiatives designed to improve our member experience. We expect that the claims expense ratio and the cost of revenue as a percent of revenue will continue to be elevated for several quarters as price increases are generally implemented on our members’ annual anniversary dates. In addition, compensation expense and related costs increased by $0.7 million due to a 29% increase in headcount in the claims department and a 15% increase in headcount in the customer service department to service our growth and improve our member experience.

Cost of revenue for our other business segment increased $0.6 million to $2.5 million for the three months ended September 30, 2014, which reflects the inclusion of all policies written for the unaffiliated managing general agent being transferred to us from its previous insurance company by December 31, 2013 and the associated expenses related to those policies, whereas only a portion of such policies had been transferred from its previous insurance company during the three months ended September 30, 2013, and in part due to the addition of the government program that began at the end of the first quarter of 2014.
Nine months ended September 30, 2014 compared to nine months ended September 30, 2013. Cost of revenue for our subscription business segment was $62.5 million, or 82% of revenue, for the nine months ended September 30, 2014, compared to $16.1 million, or 80% of revenue, for the nine months ended September 30, 2013. This $18.2 million increase in the subscription cost of revenue, and the 235 basis point increase as a percentage of revenue, is primarily the result of an increase in claims expenses, which were 72% of revenue for the nine months ended September 30, 2014, compared to 69% of revenue for the nine months ended September 30, 2013. We have in the past and expect in the future to experience changes in the claims ratio from period to period. During the third quarter of 2014, the claims expense ratio was higher than our historical average due to a higher frequency of claims than previous periods, which was primarily driven by the implementation of several key initiatives designed to improve our member experience. We expect that the claims expense ratio and the cost of revenue as a percent of revenue will continue to be elevated for several quarters as price increases are generally implemented on our members’ annual anniversary dates. Other cost of revenue in our subscription business increased $2.1 million to $8.0 million and remained consistent as a percentage of subscription revenue. Salaries and related expenses increased by $1.8 million due to a 29% increase in headcount in the claims department and a 15% increase in the customer service department to service our growth.

Cost of revenue for our other business segment increased $3.2 million to $7.2 million for the nine months ended September 30, 2014, which reflects the inclusion of all policies written for the unaffiliated managing general agent being transferred to us from its previous insurance company by December 31, 2013 and the associated expenses related to those policies, whereas only a portion of such policies had been transferred from its previous insurance company during the three months ended September 30, 2013, and in part due to the addition of the government program that began at the end of the first quarter of 2014.
Sales and Marketing Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		% CHANGE	NINE MONTHS ENDED SEPTEMBER 30,		% CHANGE
	2014	2013		2014	2013

	(in thousands, except percentages and per pet data)
Sales and marketing	$2,934	$2,013	46%	$8,390	$6,853	22%
Percentage of total revenue	10%	9%		10%	11%

Subscription Business:
Average pet acquisition cost (PAC)	$113	$80	41	$112	$102	10
Three months ended September 30, 2014 compared to three months ended September 30, 2013. Sales and marketing expenses increased $0.9 million to $2.9 million for the three months ended September 30, 2014, or 46%. The increase in sales and marketing expense was primarily due to an increase of $0.5 million in expenditures related to new and expanded online sales and marketing initiatives and a $0.2 million increase in investment in our territory partner network. Though our average pet acquisition cost increased 41% for the three months ended September 30, 2014, our ratio of lifetime value of a pet to average pet acquisition cost remained strong at 5.2:1. For the three months ended September 30, 2014, 55% of our sales and marketing expense was related to generating leads in the veterinarian channel, 24% of our expense was related to creating leads through direct to consumer channels and 21% of our expense was related to converting leads into enrollments. Forty-five percent of our sales and marketing expenses during the three months ended September 30, 2014 were related directly to headcount.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013. Sales and marketing expenses increased $1.5 million to $8.4 million for the nine months ended September 30, 2014, or 22%. The increase in sales and marketing expenses was primarily due to an increase of $0.5 million in expenditures related to new and expanded online marketing, a $0.6 million increase in print advertising and brand development and a $0.5 million increase in developing our territory partner network. Though our average pet acquisition cost increased 10% for the nine months ended September 30, 2014, our ratio of lifetime value of a pet to average pet acquisition cost remained strong at 5.2:1. For the nine months ended September 30, 2014, 55% of our sales and marketing expense was related to generating leads in the veterinarian channel, 22% of our expense was related to creating leads through direct to consumer channels and 23% of our expense was related to converting leads into enrollments. Forty-four percent of our sales and marketing expenses during the nine months ended September 30, 2014 were related directly to headcount.
Technology and Development Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		% CHANGE	NINE MONTHS ENDED SEPTEMBER 30,		% CHANGE
	2014	2013		2014	2013

	(in thousands, except percentages)
Technology and development	$2,532	$1,156	119%	$7,285	$3,191	128%
Percentage of total revenue	8%	5%		9%	5%

Three months ended September 30, 2014 compared to three months ended September 30, 2013. Technology and development expenses increased $1.4 million to $2.5 million for the three months ended September 30, 2014, or 119%. Total expenses, net of capitalization, in technology related to our direct pay claims processing initiative increased $0.9 million to $1.2 million for the three months ended September 30, 2014. In addition, we had a $0.3 million increase in salaries and related expenses due to a 76% increase in headcount to support our growth and improvements in our technology infrastructure.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013. Technology and development expenses increased $4.1 million to $7.3 million for the nine months ended September 30, 2014, or 128%. Total expenses, net of capitalization, in technology related to claims processing improvements increased $2.8 million to $3.6 million for the nine months ended September 30, 2014. In addition, we had a $0.5 million increase in salaries and related expenses due to increases in headcount to support our growth and a $0.4 million increase in system hosting to support improvements in our infrastructure.
General and Administrative Expenses

	THREE MONTHS ENDED SEPTEMBER 30,		% CHANGE	NINE MONTHS ENDED SEPTEMBER 30,		% CHANGE
	2014	2013		2014	2013

	(in thousands, except percentages)
General and administrative	$4,385	$2,033	116%	$10,463	$5,982	75%
Percentage of total revenue	14%	9%		12%	10%
Three months ended September 30, 2014 compared to three months ended September 30, 2013. General and administrative expenses increased $2.4 million to $4.4 million for the three months ended September 30, 2014, or 116%. The increase in general and administrative expenses was primarily due to the recognition of stock-based compensation expense that was contingent upon our initial public offering of $1.4 million. Salaries and related expenses increased $0.4 million due to strategic increases in headcount to support our growth and transition to being a public company.
Nine months ended September 30, 2014 compared to nine months ended September 30, 2013. General and administrative expenses increased $4.5 million to $10.5 million for the nine months ended September 30, 2014, or 75%. The increase in general and administrative expenses was primarily due to the recognition of stock-based compensation expense that was contingent upon our initial public offering of $1.4 million. Salaries and related expenses increased $1.1 million due to the increases in headcount to support our growth and transition to being a public company and $0.4 million in severance pursuant a consulting agreement with a former employee.

Other (Income) Expense, Net

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013

	(in thousands)
Interest expense	$5,155	$154	$6,623	$420
Other (income) expense, net	(2,066)	(13)	(1,545)	168
Total other expense, net	$3,089	$141	$5,078	$588
Three months ended September 30, 2014 compared to three months ended September 30, 2013. Other expense, net for the three months ended September 30, 2014 increased $2.9 million to $3.1 million. The increase was primarily due to a prepayment fee and the acceleration of expense of unamortized debt discounts associated with the repayment of debt and partially offset by income from the revaluation of warrants classified as liabilities, all occurring in July 2014. The revaluation of warrants classified as liabilities resulted in other income of $2.1 million. For the three months ended September 30, 2014, we recognized interest expense of $5.2 million, compared to $0.2 million for the three months ended September 30, 2013. Interest expense includes a prepayment fee of $0.3 million and the acceleration of expense of unamortized debt discounts of $4.4 million associated with debt repayment.
Nine months ended September 30, 2014 compared to nine months ended September 30, 2013. Other expense, net, increased $4.5 million to $5.1 million for the nine months ended September 30, 2014. The increase was primarily due to the acceleration of expense of unamortized debt discounts associated with the repayment of debt and an increase in interest expense due to increased debt outstanding through 2014, partially offset by income from the revaluation of warrants classified as liabilities. The repayment of debt included a prepayment fee of $0.3 million and the acceleration of expense of unamortized debt discount of $4.4 million which was included in interest expense. The revaluation of warrants classified as liabilities resulted in a gain of $1.7 million. We also incurred $0.7 million of interest expense related to a term loan entered into at the end of 2013.
Liquidity and Capital Resources
Since inception, we have financed our operations and met capital requirements primarily through the sale of equity securities and from borrowings. Our principal uses of cash are paying claims, funding operations and capital requirements, investing in new member acquisition and enhancements to our member experience and servicing debt. In July 2014, we closed our initial public offering, pursuant to which we sold 8,193,750 shares of common stock at an offering price of $10.00 per share. We received net proceeds of approximately $72.8 million.
Sources of Funds
As of September 30, 2014, we had cash and cash equivalents of $59.1 million and short-term investments of $19.3 million. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations and statutory capital requirements for at least the next 12 months. From time to time, we may explore additional financing, which could include equity, equity-linked and debt financing. However, there can be no assurance that any additional financing will be available to us on acceptable terms, or at all.

Long-Term Debt
Square 1 Bank Loan and Security Agreement
In April 2007 we entered into a loan and security agreement with Square 1 Bank (Square 1), which we amended and restated in August 2012 and most recently amended in March 2014. We refer to this amended and restated loan and security agreement as our Square 1 credit facility. The Square 1 credit facility provides for a revolving line of credit, under which we may take advances up to $15.0 million, and provided for a term loan in an aggregate principal amount up to $3.0 million. The maximum amount for borrowing under the Square 1 credit facility, inclusive of any amounts outstanding under the revolving line of credit and the term loan, is the lesser of $15.0 million or the total amount of cash and securities held by American Pet Insurance Company, less up to $0.5 million for obligations we may have outstanding from Square 1 for other ancillary services.
Interest on the revolving line of credit accrues at a variable annual rate equal to the greater of 5.0% or the prime rate plus 1.5%. The revolving line of credit matures in July 2016, at which time it will need to be renewed or all amounts outstanding under it, including accrued interest, become immediately due and payable.

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
The Square 1 credit facility also requires us to maintain certain non-financial covenants, including those that restrict our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, permit withdrawals from APIC (with certain exceptions) and conduct operations in certain of our Canadian subsidiaries. As of September 30, 2014, we were in compliance with each of the financial and non-financial covenants.

Our obligations under the Square 1 credit facility are secured by substantially all of our assets, including pledged cash collateral held in a cash security account, and a pledge of certain of our subsidiaries’ stock. We must at all times maintain a balance in the cash security account of an amount greater than or equal to the aggregate of all obligations outstanding under the Square 1 credit facility less $15.0 million. If our aggregate borrowings under the Square 1 credit facility exceed the $15.0 maximum, then Square 1 may credit such excess amount to the cash security account. As of September 30, 2014, our aggregate borrowings outstanding under the Square 1 credit facility were $14.9 million.
Amended and Restated Term Loan
In December 2013, we entered into a credit agreement with PEPI Capital, L.P., one of our preferred stockholders (PEPI), to obtain a subordinated term loan of $12.0 million. In February 2014, PEPI transferred $2.0 million of this loan to entities associated with Highland Consumer Fund. In July 2014, we entered into an amended and restated credit agreement with PEPI, entities affiliated with Highland Consumer Fund (Highland), The Robert Wood Johnson Foundation, Jodi Lane LLC and Meryt43 LLC, which amended and restated our prior credit agreement with PEPI and Highland. The amended and restated credit agreement provided for a secured subordinated term loan of $29.0 million, which reflected an increase of $17.0 million from the prior agreement. Under both agreements, the term loan accrued interest at a fixed rate of 11.0% per year and matured in December 2016. The additional $17.0 million included in the amended and restated term loan agreement was subject to a 1.5% prepayment premium if we completed an initial public offering prior to December 31, 2014. In July 2014, we completed our initial public offering and repaid the term loan, interest and applicable prepayment premium in full.
Regulation
As of September 30, 2014, APIC held $19.3 million in investments and $8.9 million in other current assets. Most of the assets in APIC are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which it is authorized to operate and cannot be transferred outside of that subsidiary without prior approval from regulatory authorities. As of September 30, 2014, total assets and liabilities held outside of APIC totaled $71.4 million and $22.8 million, respectively.

The majority of our investments are held by APIC to satisfy risk-based capital requirements of the National Association of Insurance Commissioners. The requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. As of December 31, 2013, APIC was required to maintain at least $16.8 million of risk-based capital to avoid this additional regulatory oversight. As of that date, APIC maintained $16.3 million of risk-based capital, placing it within a level of additional oversight referred to as the “Company Action Level” and, as such, APIC was required to and, during July 2014, submitted a risk-based capital plan to the New York Department of Financial Services (NY DFS) for its review and approval. If such plan is approved, we expect APIC will be deemed to have satisfied the No Action Level until the NY DFS conducts its next annual assessment. The NY DFS will not conduct its next annual assessment until

2015 after the filing of APIC's 2014 statutory-basis financial statements with the NY DFS. The NY DFS may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow.
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
Investments
As of September 30, 2014, we had $20.2 million of short-term and long-term investments. These investments are held to satisfy statutory requirements. The majority of our investments are highly rated U.S. treasury securities, certificates of deposit, and U.S. government funds. In addition we have one investment in a municipal bond which is insured by a third-party insurance company with a rating of "A2" with Moody's. The unused proceeds from our initial public offering are currently held in money market funds.

Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated:

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
Net cash used in operating activities	$(9,700)	$(1,066)
Net cash used in investing activities	(7,229)	(2,076)
Net cash provided by financing activities	61,004	4,134
Effect of exchange rates on cash	55	53
Net increase in cash and cash equivalents	$44,130	$1,045
Operating Cash Flows
We derive operating cash flows from cash collected from the sale of subscriptions to our medical plan, which is used to pay claims and other cost of revenue. Additionally, cash is used to support the growth of our business. As a result, we have historically experienced negative cash flows from operating activities as we have expanded our business and we currently anticipate this will continue for the foreseeable future. We anticipate that we will continue to make material capital expenditures on company initiatives, including investments to support new technology to enhance our member experience.
Net cash used in operating activities for the nine months ended September 30, 2014 consisted of our net loss of $16.9 million reduced by non-cash expenses, including stock-based compensation of $3.2 million and the amortization of the debt discount of $4.4 million as well as changes in our operating assets and liabilities of $0.7 million, which were primarily driven by an increases in accounts receivable due to subscription revenue growth as well as our new government program and an increase in prepaid assets due to advance payment of insurance for our officers. This was partially offset by an increase in our deferred revenue due to subscription revenue growth.

Investing Cash Flows
Net cash used in investing activities for each of the periods presented was primarily related to the purchase of investments and expenditures on software to be used internally for our technology initiatives. We expect to continue make investments in technology to improve our customer experience as we expand our operations.

Financing Cash Flows
Historically, we have funded our operations through the issuance of common and preferred stock and the incurrence of indebtedness. In July 2014, we completed our initial public offering, pursuant to which we sold 8,193,750 shares of common stock at an offering price of $10.00 per share
For the nine months ended September 30, 2014, net cash provided by financing activities included the net proceeds from our initial public offering of $72.8 million, debt financing of $17.0 million which was repaid in July 2014 and the release of restricted cash of $3.0 million. Net cash used in financing activities consisted primarily of debt repayments of $32 million.
Contractual Obligations
During the third quarter of 2014, we repaid two outstanding debt instruments which were previously included in our contractual obligations schedule in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 18, 2014. These included a $29,000 term loan, $17,000 of which was incurred during the third quarter of 2014, and a $3,000 term loan. The repayment of these debt instruments reduced our expected future commitments by $3,463 related to interest we did not incur due to early repayment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2014, compared to those discussed in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 18, 2014.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In 2011, APIC received an inquiry from the California Department of Insurance (CDOI) alleging APIC’s trial insurance policies are issued in violation of California law, including California laws that generally prohibit insurers such as APIC from providing residents of California with “free insurance.” We have disputed this assertion. In January 2013, APIC responded to a CDOI request submitting certain additional information to CDOI. In June 2013, APIC further corresponded with CDOI reaffirming APIC’s position denying such allegations. In July 2014, the CDOI filed a notice of non-compliance regarding this issue.  APIC continues to discuss the matter with CDOI.
In December 2012, APIC received an inquiry from the Washington State Office of Insurance Commissioner (OIC) concerning various matters including whether APIC held the appropriate licenses under Washington law. We responded in January 2013 confirming that our subsidiaries are licensed and that our employees are not required to be licensed under Washington law. In October 2013, OIC sent further correspondence informing APIC that the results of a market conduct examination regarding its use of unlicensed non-appointed producers were being referred to OIC’s enforcement committee and that such committee would notify APIC in the event action is taken in regard to possible violations. The Company received additional correspondence from the OIC in July 2014 informing it that the OIC is scheduling a regulatory examination to further assess the Company’s compliance.  This examination was underway at September 30, 2014.
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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report, including our consolidated financial statements and related notes, as well as in our other filings with the SEC, in evaluating our business and before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that are not expressly stated, that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, operating results, financial condition and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have incurred significant net losses since our inception and may not be able to achieve or maintain profitability in the future.
We have incurred significant net losses since our inception. We had a net loss of $16.9 million and $5.0 million for the nine months ended September 30, 2014 and 2013, respectively. Additionally, as of September 30, 2014, our accumulated deficit was $52.9 million. We have funded our operations through equity financings and borrowings under a revolving line of credit and term loans. We may not be able to achieve or maintain profitability in the near future or at all. Our recent growth, including our growth in revenue and membership, may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain profitability. Additionally, our expense levels are based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
We expect to continue to make significant expenditures to maintain and expand our business, including expenditures relating to the acquisition of new members, retention of our existing members and development and implementation of our technology platforms. We also expect to incur increased operating expenses as we hire additional personnel and invest in our infrastructure to support anticipated future growth and the reporting and compliance obligations to which we are subject as a public company. These increased expenditures will make it more difficult for us to achieve and maintain future profitability. Our ability to achieve and maintain profitability depends on a number of factors, including our ability to attract and service members on a profitable basis. If we are unable to achieve or maintain profitability, we may not be able to execute our business plan, our prospects may be harmed and our stock price could be materially and adversely affected.
We have made and plan to continue to make significant investments to grow our member base. Our average pet acquisition cost and the number of new pets we enroll depends on a number of factors, including the effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied and in the future may significantly vary from period to period based upon specific marketing initiatives. For example, veterinary trade show costs have traditionally increased our acquisition costs in the first quarter of each year. We also periodically test new member acquisition channels and marketing initiatives, each of which impacts our average acquisition costs. We plan to expand the number of Territory Partners we use to reach veterinarians and other referral sources and to engage in other marketing activities, including direct to consumer advertising, which are likely to increase our acquisition costs.
We base our decisions regarding our member acquisition expenditures primarily on the lifetime value of the pets that we project to acquire. Our estimates and assumptions may not accurately reflect our future results, we may overspend on member acquisition and we may not be able to recover our member acquisition costs or generate profits from these investments.
We invest significantly in member acquisition. We spent $8.4 million and $6.9 million on sales and marketing to acquire new members for the nine months ended September 30, 2014 and 2013, respectively. We expect to continue to spend significant amounts to acquire additional members. We utilize Territory Partners, who are paid fees based on activity in their regions, to communicate the benefits of our medical plan to veterinarians through in-person visits. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. We also invest in other third-party referrals and direct to consumer member acquisition channels, though we have limited experience with some of them.
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
If our estimates and assumptions regarding the lifetime value of the pets that we project to acquire and our related decisions regarding investments in member acquisition prove incorrect, or if the expected lifetime value of the pets that we project to acquire differs significantly from that of pets acquired in prior periods, we may be unable to recover our member acquisition costs or generate profits from our investment in acquiring new members. Moreover, if our member acquisition costs increase or we invest in member acquisition channels that do not ultimately result in any or an adequate number of new member enrollments, the return on our investment may be lower than we anticipate irrespective of the lifetime value of the pets that we project to acquire as a result of the new members. If we cannot generate profits from this investment, we may need to alter our growth strategy, and our growth rate and operating results may be adversely affected.
If we are unable to maintain high member retention rates, our growth prospects and revenue will be adversely affected.
We have historically experienced high average monthly retention rates. For example, our average monthly retention rate was 98.5% over 2011, 2012 and 2013. If our efforts to satisfy our existing members are not successful, we may not be able to maintain our retention rates. Members we obtain through aggressive promotions or other channels that involve relatively less meaningful contact between us and the member may be more likely to terminate their medical plan subscription. In the past we have experienced reduced retention rates during periods of rapid member growth, as our retention rate has been generally lower during the first year of member enrollment. Members may choose to terminate their medical plan subscription for a variety of reasons, including increased subscription fees, perceived or actual lack of value, delays or other unsatisfactory experiences in claims administration, unsatisfactory member service, an economic downturn, loss of a pet, a more attractive offer from a competitor, changes in our medical plan or other reasons, including reasons that are outside of our control. When a member terminates his or her medical plan subscription, we no longer receive the related revenue and may not be able to recover the member acquisition cost or other expenses, including claims expenses, related to that member. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit medical plan subscription terminations, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.
The prices of our medical plan subscriptions are based on assumptions and estimates and may be subject to regulatory approvals. If our actual experience differs from the assumptions and estimates used in pricing our medical plan subscriptions or if we are unable to obtain any necessary regulatory pricing approvals we need at all or in a timely manner, our revenue and financial condition could be adversely affected.
The pricing of our medical plan subscriptions reflect expected claim payment patterns derived from assumptions that we make regarding a number of factors, including a pet’s species, breed, age, gender and location. Factors related to pet location include the current and assumed changes in the cost and availability of veterinary technology and treatments and local veterinary practice preferences. The prices of our medical plan subscriptions also include assumptions and estimates regarding our own operating costs and expenses. We monitor and manage our pricing and overall sales mix to achieve target returns. Profitability from new members emerges over a period of years depending on the nature and length of time a pet is enrolled in our medical plan, and is subject to variability as actual results may differ from pricing assumptions. If the subscription fees we collect are insufficient to cover actual claim costs, operating costs and expenses within anticipated pricing allowances, or if our member retention rates are not high enough to ensure recovery of member acquisition costs, then our gross profit could be adversely affected and our revenue may be insufficient to achieve profitability. Conversely, if our pricing assumptions differed from actual results such that we overpriced risks, our competitiveness and growth prospects could be adversely affected. Furthermore, even our pricing assumptions are accurate, we may not be able to obtain the necessary regulatory approvals for pricing changes we determine appropriate based on our pricing assumptions, which could prevent us from obtaining sufficient revenue from medical plan subscriptions to cover claims expenses, pet acquisition costs and other expenses in any such jurisdiction unless and until such regulatory approvals are obtained.
The anticipated benefits of our analytics platform may not be fully realized.
Our analytics platform draws upon our proprietary pet data to price our medical plan subscriptions. The assumptions we make about breeds and other factors in pricing medical plan subscriptions may prove to be inaccurate, and, accordingly, these pricing analytics may not accurately reflect the claims expense that we will ultimately incur. Furthermore, if any of our competitors developed similar data systems, adopted similar underwriting criteria and pricing models or received our data, our competitive advantage could decline or be lost.
Our actual claims expenses may exceed our current reserve established for claims and may adversely affect our operating results and financial condition.
As of September 30, 2014, our claims reserve was $5.4 million. Our recorded claims reserve is based on our best estimates of claims, both reported and incurred but not reported, after considering known facts and interpretations of circumstances. We consider internal factors, including data from our proprietary data analytics platform, experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, claims management programs and contractual terms. We also consider external factors, including changes in the law, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of claims that have occurred, including claims incurred but not reported, the establishment of appropriate reserves is an inherently uncertain and complex process that involves significant subjective judgment. Further, we do not purchase any reinsurance, the process by which an insurer transfers, or cedes, part of the risk the insurer has assumed to a reinsurance company, and, therefore, we maintain more risk than we would if we purchased reinsurance. The ultimate cost of claims may vary materially from recorded reserves, and such variance may result in adjustments to the claims reserve, which could have a material effect on our operating results.
We rely significantly on Territory Partners, veterinarians and other third parties to recommend our medical plan to potential members.
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that our medical plan offers veterinarians and their clients. In turn, we rely on veterinarians to introduce and refer our medical plan to their clients. We also rely significantly on other third parties, such as existing members, online and offline businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups, to help generate leads for our medical plan. Veterinary practices represent our largest member acquisition channel, accounting for approximately 75% of our enrollments in in the nine months ended September 30, 2014, excluding existing members adding pets and referring their friends and family members. Many factors influence the success of our relationships with these referral sources, including:

•	the continued positive market presence, reputation and growth of our company and of the referral sources;

•	the effectiveness of referral sources;

•	the decision of any such referral source to support one of our competitors;

•	the interest of the referral sources’ customers or clients in the medical plan we offer;

•	the relationship and level of trust between Territory Partners and veterinarians, and between us and the referral source;

•	the percentage of the referral sources’ customers or clients that submit applications or use trial certificates to enroll in a medical plan through our website or contact center; and

•
our ability to work with the referral source to implement any changes in our marketing initiatives, including website changes, infrastructure and technology and other programs and initiatives necessary to generate positive consumer experiences.

In order for us to implement our business strategy and grow our revenue, we must effectively maintain and increase our relationships with Territory Partners, veterinarians and other referral sources, and continue to scale and improve our processes and procedures that support them. Those processes and procedures could become increasingly complex and difficult to manage. We expend significant time and resources attracting qualified Territory Partners and providing them with complete and current information about our business. Their relationship with us may be terminated at any time, and we may not recoup the costs associated with educating them about our medical plan or be able to maintain any relationships they have developed with veterinarians within their territories. Further, if we experience an increase in the rate at which Territory Partner relationships are terminated, we may not develop relationships with veterinarians as quickly as we have in the past. If the financial cost to maintain our relationships with Territory Partners outweighs the benefits provided by Territory Partners, or if they feel unsupported or undervalued by us and terminate their relationship with us, our growth and financial performance could be adversely affected.
The success of our relationships with veterinary practices depends on the overall value our medical plan can provide to veterinarians. If the scope of our medical plan coverage is perceived to be inadequate or our claims settlement process is unsatisfactory to the veterinarian’s clients because, for example, claims are denied or we fail to timely settle and pay claims, veterinarians may be unwilling to recommend our medical plan to their clients and they may encourage their existing clients who have subscribed to our medical plan to stop subscribing to our medical plan or to purchase a competing product. If veterinarians determine our medical plan is unreliable, cumbersome or otherwise does not provide sufficient value, they may terminate their relationship with us or begin recommending a competing product, which could negatively impact our ability to increase our member base and grow our business.
If we fail to establish or are unable to maintain successful relationships with Territory Partners, veterinarians and other referral sources, or experience an increase in the rate at which any of these relationships are terminated, it could negatively impact our ability to increase and retain our member base and our financial results. If we are unable to maintain our existing member acquisition channels and continue to add new member acquisition channels, or if the cost of our existing sources increases or does not scale as we anticipate, our member levels and sales and marketing expenses may be adversely affected.
Territory Partners are independent contractors and, as such, may pose additional risks to our business.
Territory Partners are “independent contractors” for all purposes and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight over Territory Partners as we otherwise could if Territory Partners were our own employees. Territory Partners may decide not to participate in our marketing initiatives or training opportunities, accept our introduction of new solutions or comply with our policies and procedures applicable to the Territory Partners, any of which may adversely affect our ability to develop relationships with veterinarians and grow our membership. Our sole recourse against Territory Partners who fail to perform is to terminate their contract, which could also trigger contractually obligated termination payments or result in disputes, including threatened or actual legal proceedings.
We believe that Territory Partners are not employees under existing interpretations of the applicable laws of the jurisdictions in which we operate. We do not pay or withhold any employment tax with respect to or on behalf of Territory Partners or extend any benefits to them that we generally extend to our employees, and we otherwise treat Territory Partners as independent contractors. Applicable authorities or the Territory Partners have in the past questioned and may in the future challenge this classification. Further, the applicable laws or regulations, including tax laws or interpretations, may change. If it were determined that we had misclassified Territory Partners, we may be subjected to penalties or be required to pay withholding taxes for, extend employee benefits to, provide compensation for unpaid overtime to, or otherwise incur substantially greater expenses with respect to, Territory Partners. Any of the foregoing circumstances could have a material adverse impact on our operating results and financial condition.
Our member base has grown rapidly in recent periods, and we may not be able to maintain the same rate of membership growth.
Our ability to grow our business and to generate revenue depends significantly on attracting new members. For the nine months ended September 30, 2014 and the year ended December 31, 2013, we generated 90.4% and 91.6%, respectively, of our revenue from medical plan subscriptions. In order to continue to increase our membership, we must continue to offer a medical plan that provides superior value to our members. Our ability to continue to grow our membership will also depend in part on the effectiveness of our sales and marketing programs. Our member base may not continue to grow or may decline as a result of increased competition or the maturation of our business.
We may not maintain our current rate of revenue growth.
Our revenue has increased quickly and substantially in recent periods. We believe that our continued revenue growth will depend on, among other factors, our ability to:

•	improve our market penetration through efficient and effective sales and marketing programs to attract new members;

•	maintain high retention rates;

•	increase the lifetime value per pet;

•	maintain positive relationships with veterinarians and other referral sources, and convince them to recommend our medical plan;

•	maintain positive relationships with and increase the number and efficiency of Territory Partners;

•	continue to offer a superior value medical plan with competitive features and rates;

•	accurately price our medical plan subscriptions in relation to actual membership claims costs and operating expenses;

•
provide our members with superior member service, including a timely and efficient claims experience and by recruiting, integrating and retaining skilled and experienced claims personnel who can appropriately and efficiently adjudicate member claims;

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
Our subsidiary, American Pet Insurance Company, is subject to risk-based capital regulations that require us to maintain certain levels of surplus to support our overall business operations in consideration of our size and risk profile. As of December 31, 2013, we did not, and at future measurement dates we may not, maintain the amount of risk-based capital required to avoid additional regulatory oversight, which was $16.8 million as of December 31, 2013. To comply with these regulations, we may be required to maintain capital that we would otherwise invest in our growth and operations, which may require us to modify our operating plan or marketing initiatives, delay the implementation of new solutions or development of new technologies, decrease the rate at which we hire additional personnel and enter into relationships with Territory Partners, incur additional indebtedness or pursue equity or debt financings or otherwise modify our business operations, any of which could have a material adverse effect on our operating results and financial condition.
Unexpected increases in the severity or frequency of claims may prevent us from generating a profit.
Unexpected changes in the severity or frequency of claims may prevent us from generating a profit. Changes in claims severity are driven primarily by inflation in the cost of veterinary care and the increasing availability and usage of expensive technologically advanced medical treatments. Increases in claims severity also could arise from unexpected events that are inherently difficult to predict, such as a pandemic that spreads through the pet population, tainted pet food or supplies or an unusually high number of serious injuries or illnesses. Our loss management initiatives may not successfully identify or mitigate any such future increases in claim severity. In addition, we may experience volatility in claim frequency from time to time, and short-term trends may not continue over the longer term. The frequency of claims may be affected by the level of care and attentiveness an owner provides to the pet, the pet’s breed and age and other factors outside of our control, as well as fluctuations in member retention rates and new member acquisition. A significant increase in claim severity or frequency could increase our cost of revenue and have a material adverse effect on our financial condition.
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
To compete effectively, we will need to continue to invest significant resources in sales and marketing, in improving the service at our contact center and claims department, in the online experience and functionalities of our website and in other technologies and infrastructure. Failure to compete effectively against our current or future competitors could result in loss of current or potential members, medical plan subscription terminations or a reduction in member retention rates, which could adversely affect our pricing, lower our revenue and prevent us from achieving or maintaining profitability. We may not be able to compete effectively for members in the future against existing or new competitors, and the failure to do so could result in loss of existing or potential members, increased sales and marketing expenses or diminished brand strength, any of which could harm our business.
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
Our growth depends in large part upon growth in our member base. We seek to convert consumers who visit our website and call our contact center into members. The rate at which consumers visiting our website and contact center seeking to enroll in our medical plan are converted into members is a significant factor in the growth of our member base. A number of factors have influenced, and could in the future influence, the conversion rates for any given period, some of which are outside of our control. These factors include:

•	the competitiveness of the medical plan we offer, including its perceived value, coverage, simplicity and fairness;

•	changes in consumer shopping behaviors due to circumstances outside of our control, such as economic conditions and consumers’ ability or willingness to pay for a pet medical plan;

•	the quality of and changes to the consumer experience on our website or with our contact center or claims department;

•
regulatory requirements, including those that make the experience on our website cumbersome or difficult to navigate or that hinder our call center’s ability to speak with potential members quickly and in a way that is conducive to converting leads or to enroll new members;

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
We believe that maintaining and enhancing our brand recognition and reputation is critical to our relationships with existing members, Territory Partners, veterinarians and other referral sources, and to our ability to attract new members, new Territory Partners, additional supportive veterinarians and other referral sources. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our market continues to develop and mature. Our success in this area will depend on a wide range of factors, some of which are out of our control, including the following:

•	the efficacy of our sales and marketing programs;

•	the perceived value of our medical plan;

•	quality of service provided by our contact center and claims professionals, including the fairness, ease and timeliness of our claims administration process;

•	actions of our competitors, Territory Partners, veterinarians and other third parties;

•	positive or negative publicity, including regulatory pronouncements and material on the Internet or social media;

•	regulatory and other government-related developments; and

•	litigation-related developments.
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
Our business depends on our ability to maintain and scale the infrastructure necessary to operate our technology platform, which includes our analytics and pricing engine, claims management systems, customer relationship management system, contact center phone system and website. We use these technology frameworks to price our medical plan subscriptions, enroll members, engage with current members and administer claims under our medical plan. Additionally, our members review and purchase subscriptions to our medical plan and submit claims through our website and contact center. Our reputation and ability to acquire, retain and serve our members depends on the reliable performance of our technology platform and the underlying network systems and infrastructure, and on providing best-in-class member service through our contact center and website. As our member base continues to grow, the amount of information collected and stored on the systems and infrastructure supporting our technology platform will continue to grow, and we will need an increasing amount of network capacity, computing power and information technology personnel to develop and maintain our technology platform and service our contact center and claims department.
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
We have a team of product and engineering professionals dedicated in part to enhancing our technology platform and developing new solutions. We have made, and expect to continue to make, significant investments in these new solutions and enhancements. For example, we are currently making significant investments to develop Trupanion Express, which is designed to facilitate the direct payment of claims to veterinary practices. Similarly, we recently redesigned our website, which required a significant amount of time and expense. These development activities may not be successful, and we may incur delays or cost overruns or elect to curtail our currently planned expenditures related to them. Further, if or when these new solutions or enhancements are introduced, they may not be well received by veterinarians or by new or existing members, particularly if they are costly, cumbersome or unreliable. If new solutions and enhancements are not successful, we may not recognize benefits from these investments, and our business and financial condition could be adversely affected.

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
We may experience fluctuations in our revenue, expenses and operating results in future periods. Our operating results may fluctuate in the future as a result of a number of factors, many of which are beyond our control. These fluctuations may lead analysts to change their long-term models for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could result in declines in our stock price. Moreover, these fluctuations may make comparing our operating results on a period-to-period basis less meaningful and make our future results difficult to predict. You should not rely on our past results as an indication of our future performance. In addition, if revenue levels do not meet our expectations, our operating results and ability to execute on our business plan are likely to be harmed. In addition to the other factors listed in this “Risk Factors” section, factors that could affect our operating results include the following:

•	our ability to retain our current members and grow our member base;

•	the level of operating expense we elect to incur related to sales and marketing and technology and development initiatives that are discretionary in nature;

•	the effectiveness of our sales and marketing programs;

•	our ability to improve veterinarians’ and other third-parties’ willingness to recommend our medical plan;

•	the timing, volume and severity of our claims and the adequacy of our claims reserve;

•	the level of demand for and the price of our medical plan subscriptions or those of our competitors;

•	the perceived value of our medical plan to veterinarians and pet owners;

•	spending decisions by our members and prospective members;

•	our costs and expenses, including pet acquisition costs and claims expenses;

•	our ability to expand the number and efficiency of Territory Partners;

•	our ability to effectively manage our growth;

•	the effects of increased competition in our business;

•	our ability to keep pace with changes in technology and our competitors;

•	the impact of any security incidents or service interruptions;

•	costs associated with defending any regulatory action or litigation or with enforcing our intellectual property, contractual or other rights;

•	the impact of economic conditions on our revenue and expenses;

•	fluctuations in foreign currency exchange rates; and

•	changes in government regulation affecting our business.
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
Our success depends to a significant extent on the continued services of our current management team, including Darryl Rawlings, our founder and Chief Executive Officer. The loss of Mr. Rawlings or several other key executives or employees within a short time frame could have a material adverse effect on our business. We employ all of our executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we have provided stock options and restricted stock that vest over time and may in the future grant equity awards tied to company performance. The value to employees of stock options and restricted stock that vest over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to maintain their retention benefit or counteract offers from other companies. Additionally, if we were to lose a large percentage of our current employees in a relatively short time period, or our employees were to engage in a work stoppage or unionize, we may be unable to hire and train new employees quickly enough to prevent disruptions in our operations, which may result in the loss of members, Territory Partners or referral sources.
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
In November 2012, we began writing one-year pet insurance policies for an unaffiliated managing general agent. These policies provide different coverage and are subject to materially different terms and conditions than the Trupanion medical plan. Further, the unaffiliated managing general agent administers these policies and markets them to consumers. For the nine months ended September 30, 2014 and the year ended December 31, 2013, premiums from these policies accounted for 8.9% and 8.4%, respectively, of our total revenue. This relationship can be terminated by either party and, if terminated, would result in a reduction in our revenue to the extent we cannot enter into another relationship and generate equivalent revenues with a different managing general agent. In addition, the managing general agent controls a trust account it maintains on our behalf. If the managing general agent makes operating decisions that adversely affect its business or brand, our business or brand could also be adversely affected.
We have limited experience in writing policies for unaffiliated managing general agents. This business is not expected to grow at the same rate as our core business may decline. Further, this business has had lower margins than our core business, which we expect will continue. As a result of this new line of business, we may be subject to additional regulatory requirements and scrutiny, which may have an adverse effect on our operations. Further, administration of this business and any similar business in the future may divert our time and attention away from our core business, which could adversely affect our operating results.
In Canada, our medical plan is written by Omega General Insurance Company (Omega). If Omega were to terminate its underwriting arrangement with us, our business could be adversely affected.
In Canada, our medical plan is written by Omega, and we assume all premiums written by Omega and the related claims through a fronting and reinsurance agreement. This agreement may be terminated by either party with 180 days’ written notice until it terminates pursuant to its terms on December 31, 2014, at which time it will automatically renew for successive one-year periods and be terminable by either party with 90 days’ written notice. If Omega were to terminate our agreement or be unable to write insurance for regulatory or other reasons, we may have to terminate subscriptions with our existing members or suspend member enrollment and renewals in Canada until we entered into a relationship with another third party to write our medical plan, which may take a significant amount of time and require significant expense. We may not be able to enter into a new relationship, and any new relationship may be on less favorable terms. Any delay in entry into a new relationship or suspension of member enrollment and renewals could have a material adverse effect on our operating results and financial condition.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
In connection with the preparation of our 2010, 2011 and 2012 financial statements, our independent registered public accounting firm identified a material weakness in internal control over financial reporting with respect to the design and operation of internal control over accounting for income and other taxes, such as goods and services tax and harmonized sales tax, and with respect to the design and operation of internal control over accounting for complex equity matters, such as preferred stock issuances and share repurchase arrangements. Under standards established by the Public Company Accounting Oversight Board, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. While we believe that we have remedied the material weakness identified by our independent registered public accounting firm, we cannot assure you that there will not be additional material weaknesses or significant deficiencies that our independent registered public accounting firm or we will identify. If we identify such issues or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with the New York Stock Exchange listing requirements.

In addition, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending December 31, 2015, provide a management report on the internal control over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we decide not to avail ourselves of the exemption provided to an emerging growth company, as defined by The Jumpstart Our Business Startups Act of 2012 (JOBS Act).
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
If our security measures are breached and unauthorized access is obtained to our data, including our members’ data, we may lose our competitive advantage, our systems may be perceived as not being secure and we may incur third-party liability.
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
In the course of operating our business, we store and transmit our members’ confidential information, including credit card and bank account numbers, pet medical records and other private information. Security breaches could expose us to a risk of loss of this information, litigation and possible liability. Our payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud.
If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to our data, including data of our members, our reputation may be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the public perception of the effectiveness of our security measures could be harmed and we could lose members, which would adversely affect our business.
Any legal liability, regulatory penalties or negative publicity for the information on our website or that we otherwise distribute or provide, directly or through Territory Partners or other referral sources, could harm our business, operating results and financial condition.
We provide information on our website, through our contact center and in other ways regarding pet health, the pet insurance industry in general and our medical plan, including information relating to subscription fees, coverage, benefits, exclusions, limitations, availability and medical plan comparisons. A significant amount of both automated and manual effort is required to maintain the medical plan information on our website. Separately, from time to time, we use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers. For example, we produce a significant amount of marketing materials regarding our medical plan. If the information we provide on our website, through our contact centers or otherwise is not accurate or is construed as misleading, or if we improperly assist individuals in purchasing subscriptions to our medical plan, our members, competitors or others could attempt to hold us liable for damages, our relationships with veterinarians and other referral sources could be terminated and regulators could attempt to subject us to penalties, revoke our licenses to transact business in a particular jurisdiction or compromise the status of our licenses to transact our business in other jurisdictions, which could result in our loss of revenue. In the ordinary course of operating our business, we may receive complaints that the information we provided was not accurate or was misleading. These types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources and could cause a loss of confidence in our business. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

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
If we, or any of our processing vendors or banks have problems with our billing software, or if the billing software malfunctions, it could have an adverse effect on our member satisfaction and could cause one or more of the major credit card companies or banks to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our members’ credit cards on a timely basis or at all, or a bank withdraws the incorrect amount or fails to timely transfer the correct amount to us, we could lose revenue and harm our member experience, which could adversely affect our business and operating results.
We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard (PCI DSS), a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. In the past we may not have been, we currently are not and in the future we may not be, fully or materially compliant with PCI DSS. Our failure to comply fully or materially with the PCI DSS now or at any point in the future may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully or materially also may subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. In addition, there is no guarantee that PCI DSS compliance, if we are able to become compliant, will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.
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
We rely on a combination of intellectual property rights, including trade secrets, copyrights, trademarks and domain names, as well as contractual restrictions, to establish and protect our intellectual property. As of September 30, 2014, we had two pending patent applications in the United States, one pending international patent filed under the Patent Cooperation Treaty, one pending patent application in Europe and no issued patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, pricing analytics, technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. As we continue to expand internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States, which may be expensive and divert management’s attention away from other operations.
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
As of September 30, 2014, we had six registered trademarks in the United States, including “Trupanion,” and three additional trademark applications. We have three pending trademark applications in Canada. Many of our unregistered trademarks, however, contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Trademark protection may also not be available, or sought by us, in every country in which our medical plan may become available. Competitors may adopt names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing members. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks. We may take action, including initiating litigation, to protect our intellectual property rights and the integrity of our brand, and these efforts may prove costly, ineffective and increase the likelihood of counterclaims against us.

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
Covenants in the credit agreement governing our revolving line of credit may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely affected.
The credit agreement governing our revolving line of credit contains various restrictive covenants, including restrictions on our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, make payments on subordinated debt, store equipment and inventory with a third party, become an investment company, permit withdrawals from APIC (with certain exceptions), conduct operations in certain of our Canadian subsidiaries and amend our certificate of incorporation in a manner adverse to the lenders. Our credit agreement also contains financial covenants, including those that require APIC to maintain certain capital and surplus, us to maintain certain minimum cash balances and us to achieve specified monthly revenue, claims ratios and EBITDA levels (each as defined in the credit agreement). Our ability to meet these restrictive covenants can be affected by events beyond our control, and we have been in the past, and may be in the future, unable to do so. In addition, our failure to maintain effective internal controls to measure compliance with our financial covenants could affect our ability to take corrective actions on a timely basis and could result in our being in breach of these covenants. Our credit agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under our credit agreement to be immediately due and payable. If we are unable to repay those amounts, our financial condition could be adversely affected.
Our indebtedness could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy our debt service obligations.
As of September 30, 2014, we had outstanding indebtedness of $14.9 million, which was secured by substantially all of our assets. We may incur additional indebtedness in the future, including any additional borrowings available under our revolving line of credit. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
Our ability to borrow any funds needed to operate and expand our business will depend in part on our ability to generate cash. Our ability to generate cash is subject to the performance of our business, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may also need to borrow additional funds to support risk-based capital requirements related to APIC’s growth. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us, under our revolving credit facility or otherwise, in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition and ability to expand our business and meet our risk-based capital requirements may be adversely affected. Moreover, our inability to make scheduled payments on our debt obligations in the future would require us to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity investment.
The outcome of litigation or regulatory proceedings could subject us to significant monetary damages, restrict our ability to conduct our business, harm our reputation and otherwise negatively impact our business.
From time to time, we have been, and in the future may become, subject to litigation, claims and regulatory proceedings and inquiries, including market conduct exams by state insurance regulatory agencies. For example, we are currently addressing an inquiry from the California Department of Insurance alleging that our trial medical plan is being issued in violation of

California law and an inquiry from the Washington State Office of Insurance Commissioner regarding various allegations including that one of our subsidiaries and its employees are not properly licensed under Washington law.
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
We currently pay income tax, premium tax, transaction tax and other taxes in certain jurisdictions in which we do business. We are also currently in the process of voluntarily self-disclosing and paying goods and services tax and harmonized sales tax in Canada with respect to charges from our U.S. subsidiary to one of our Canadian subsidiaries, and we owe income tax for APIC in certain states in the United States. A successful assertion by one or more jurisdiction(s) that we should be paying income, premium, transaction or other taxes on our income or in connection with enrollment in our medical plan or intercompany services, or the enactment of new laws requiring the payment of income, premium, transfer or other taxes in connection with enrollment in our medical plan or intercompany services, could result in substantial tax liabilities. Our voluntary disclosure of tax obligations and any future assertions by any jurisdiction that we should be paying taxes may create increased administrative burdens or costs, require payment of substantial fines and penalties, discourage consumers from enrolling in our medical plan, reduce our operational efficiencies, decrease our ability to compete or otherwise substantially harm our business and operating results.
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
We depend in part on Internet search engines to attract potential new members to visit our website. If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, our new member growth could decline, and our business and operating results could be harmed.
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
Although we do not believe that the financial strength rating of APIC is material for customers or to understand our business beyond what is already publicly available, financial strength ratings can be important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. On an ongoing basis, rating agencies review the financial performance and condition of APIC and could downgrade or change the outlook on its ratings due to, for example, a change in its statutory capital, a change in the rating agency’s determination of the amount of risk-based capital required to maintain a particular rating or a reduced confidence in management or its business strategy, as well as a number of other considerations that may or may not be under our control. The insurance financial strength rating of APIC is subject to quarterly review, and APIC may not retain the current rating. A downgrade in this or any future ratings could have a material effect on our sales, our competitiveness, the marketability of our medical plan, our liquidity, access to and cost of borrowing, operating results and financial condition.
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
Memberships in our U.S. medical plan are written by APIC. APIC is an insurance company domiciled in the state of New York and licensed by the New York Department of Financial Services. Regulators in the states in which we do business impose National Association of Insurance Commissioners approved risk-based capital requirements on APIC to ensure it maintains reasonably appropriate levels of surplus to support our operations and to protect members against adverse developments, taking into account the risk characteristics of our assets, liabilities and certain other items. Generally, the NY DFS will compare, on an annual basis as of December 31 or more often as deemed necessary, an insurer’s total adjusted capital and surplus against what is referred to as an “Authorized Control Level” of risk-based capital that is calculated based on a formula designed to estimate an insurer’s capital adequacy. There generally are five outcomes possible from this comparison, depending on the insurer’s level of risk-based capital as compared to the applicable Authorized Control Level.

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
Additionally, if our risk-based capital again falls below the Company Action Level, the unaffiliated managing general agent that we write pet insurance policies for may have the ability to terminate its relationship with us and require us to reimburse it for its expenses in finding and transitioning to a new company to write its policies. If this were to occur, we would lose the revenue generated from that relationship and incur additional expenses, which could have a material adverse effect on our financial condition.
We may require additional capital to meet our risk-based capital requirements, pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us at any time, our business, operating results and financial condition may be harmed.
We may require additional capital to meet our risk-based capital requirements, operate or expand our business or respond to unforeseen circumstances. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. Furthermore, volatility in the credit or equity markets may have an adverse effect on our ability to obtain debt or equity financing or the cost of such financing. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms. If funds are unavailable to us on reasonable terms when we need them, we may be unable to meet our risk-based capital requirements, train and support our employees, support Territory Partners, maintain the competitiveness of our technology, pursue business opportunities, service our existing debt, pay claims or acquire new members, any of which could have an adverse effect on our business, operating results and financial condition.
If we fail to comply with the numerous laws and regulations that are applicable to the sale of a pet medical plan, our business and operating results could be harmed.
The sale of a pet medical plan, which is considered a type of property and casualty insurance in most jurisdictions, is heavily regulated by each state in the United States, in the District of Columbia, in Puerto Rico and by Canadian federal, provincial and territorial governments. In the United States, state insurance regulators are charged with protecting policyholders and have broad regulatory, supervisory and administrative powers over our business practices. Because we do business in all 50 states, the District of Columbia, all Canadian provinces and territories and Puerto Rico, compliance with insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:

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
Many states, including New York, have adopted laws or are considering proposed legislation that, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or not renew insurance coverage with respect to existing policies, and many state regulators have the power to reduce, or to disallow increases in premium rates. Most states, including New York, require licensure and regulatory approval prior to marketing new insurance products. Our practice has been to regularly reevaluate the price of our medical plan subscriptions, with any pricing changes implemented at least annually, subject the review and approval of the state regulators, who may reduce or disallow our pricing changes. Such review may result in delayed implementation of any pricing changes or prevent us from making changes we believe are necessary to achieve our targeted claims payout ratio, which could adversely affect our operating results and financial condition. In addition, we may be prevented by regulators from limiting significant pricing changes, requiring us to raise rates more quickly than we otherwise might have desired.
In addition to regulating rates, certain states have enacted laws that require a property-casualty insurer, which includes a pet insurance company, conducting business in that state to participate in assigned risk plans, reinsurance facilities, joint underwriting associations (JUAs), Fair Access to Insurance Requirements (FAIR) plans and wind pools. In these markets, if the state reinsurance facilities, wind pools, FAIR plans or JUAs recognize a financial deficit, they may in turn have the ability to assess participating insurers, adversely affecting our operating results and financial condition if we are a part of such state reinsurance facilities, wind pools, FAIR plans or JUAs. Additionally, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.

Regulations that require individuals or entities that sell pet insurance to be licensed may be interpreted to apply to our business, which could require us to modify our business practices.
Insurance regulators generally require that each individual who transacts pet insurance business on our behalf must maintain a valid license in one or more jurisdictions. Canadian provincial and territorial insurance legislation requires that individuals who solicit the sale of pet insurance must be validly licensed in the applicable province or territory. If regulators determined that any of our contact center employees, Territory Partners, veterinarians or other referral sources were selling subscriptions to our medical plan on our behalf and needed to be licensed in a particular jurisdiction, we could become subject to conviction for an offense or the imposition of an administrative penalty and liable for significant penalties and would likely be required to modify our business practices and sales and marketing programs, or license the affected individuals, which may be impractical or costly and time-consuming to implement. Any modification of our business or marketing practices in response to regulatory licensing requirements could harm our business, operating results or financial condition.
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
We generally will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30, (ii) the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) five years from the date of our initial public offering.
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the securities or industry analysts who publish research about us or our business downgrade our stock or publish inaccurate or unfavorable evaluations of our company or our stock, the price of our stock could decline. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause our stock price to decline.
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

•
forward-looking guidance that we provide to the public and industry and financial analysts related to future revenue and profitability, and any change in that guidance or our failure to achieve the results reflected in that guidance;

•	the net increases in the number of members, either independently or as compared with published expectations of industry, financial or other analysts that cover our company;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of changes to our medical plan, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	recruitment or departure of key personnel;

•	the economy as a whole and market conditions in our industry;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;

•	the number of shares of our stock trading on a regular basis; and

•	any other factors discussed in these risk factors.
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
We received net proceeds of approximately $72.8 million from our initial public offering in July 2014. We have broad discretion in the application of these net proceeds. Because of the number and variability of factors that will determine our use of the net proceeds from our initial public offering, their ultimate use may vary substantially from their intended use. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from our initial public offering in short-term, investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government that may not generate a high yield to our stockholders.
We do not intend to pay dividends on our common stock and, therefore, any returns will be limited to the value of our stock.
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our common stock is limited by the terms of our credit agreement, and APIC’s ability to pay dividends is limited by New York state insurance laws. Any return to stockholders will therefore be limited to the increase, if any, of our stock price.
Our directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of September 30, 2014, our directors, five percent or greater stockholders and their respective affiliates beneficially held in the aggregate approximately 55% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders.
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
Substantially all of our stockholders of record as of the date of our initial public offering are subject to lock-up agreements that restrict the stockholders’ ability to transfer shares of our common stock. Subject to certain limitations, approximately 19.4 million shares will become eligible for sale beginning on January 14, 2015. In addition, shares issued or issuable upon exercise of options or warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.
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
None.
(b) Use of Proceeds
On July 17, 2014, our registration statement on Form S-1 (File No. 333-196814) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 8,193,750 shares of our common stock at a price to the public of $10.00 per share resulting in net proceeds to us of $72.8 million, after deducting underwriting discounts and commissions and offering expenses. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on July 18, 2014 pursuant to Rule 424(b).
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 30th day of October 2014.

TRUPANION, INC.

Date: October 30, 2014	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: October 30, 2014	/s/ Michael Banks
Michael Banks Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit Filing Date	Herewith

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*
This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.