Form 10-K
period 2014-12-31
TRUPANION INC.
filed 2015-02-24
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-36537
TRUPANION, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-0480694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
907 NW Ballard Way
Seattle, Washington 98107
(855) 727 - 9079
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.00001 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on the New York Stock Exchange on July 18, 2014. The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of July 18, 2014 (based on the last reported sale price on the New York Stock Exchange as of such date) was $56,969,288.
As of February 18, 2015, there were approximately 27,797,215 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2015 Annual Meeting of Stockholders (Proxy Statement). The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

TRUPANION, INC.
Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2014

Note About Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and section 27A of the Securities Act of 1933, as amended (Securities Act). All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “target,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” and “expect,” and similar expressions that convey uncertainty of future events or outcomes, are intended to identify forward-looking statements.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II. Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I
Item 1. Business
Our Mission
Our mission is to help the pets we all love receive the best veterinary care.
Our Company and Approach
We are a direct-to-consumer monthly subscription service providing a medical insurance plan for cats and dogs throughout the United States, Canada and Puerto Rico. Our data-driven, vertically-integrated approach enables us to provide pet owners with what we believe is the highest value medical plan for their pets, priced specifically for each pet’s unique characteristics. Our growing and loyal member base provides us with highly predictable and recurring revenue. We operate our business with a focus on maximizing the lifetime value of each pet while sustaining a favorable ratio of lifetime value relative to acquisition cost.
Our target market is large and underpenetrated. We have pioneered a unique solution that sits at the center of the pet medical ecosystem, meeting the needs of pets, pet owners and veterinarians, and we believe we are uniquely positioned to disrupt the pet medical insurance market and drive increased market penetration. Our aggregate enrolled pets, including pets in our other business segment, was 232,426 as of December 31, 2014. Of this amount, the total number of pets enrolled in our subscription medical plan has increased every quarter for the last ten years. More recently, the total pets enrolled in our subscription medical plan grew from 31,207 on January 1, 2010 to 218,684 on December 31, 2014, which represents a compound annual growth rate of 48%.
Total Subscription Pets Enrolled
(in thousands)

Pet owners are often surprised by the cost of veterinary care and can be financially unprepared if their beloved pets become injured or ill. The costs of medical treatments for pets have become more onerous over time due to the availability and usage of increasingly advanced veterinary care. Although traditional pet insurance products have been offered for years, many of these products are poorly designed and confusing to pet owners and their veterinarians. These products provide limited value to both pet owners and veterinarians and they have low adoption rates. Consequently, pet owners without medical coverage or with traditional insurance products may be forced to accept sub-standard care for their pets due to financial constraints.
To address these challenges, we offer a simple, fair and comprehensive medical plan that pays 90% of actual veterinary costs for accident and illness claims, has no payout limitations, has few exclusions and can be used to cover the costs incurred at any veterinary practice, emergency care center or specialty hospital in the United States, Canada and Puerto Rico. This differentiated approach aligns the interests of pet owners and veterinarians, which allows them to focus on providing the best care for pets rather than minimizing the cost of treatment. Some of our key differentiators include:

•
Superior Value Proposition. Our vertically integrated infrastructure eliminates significant frictional costs that constrain many of our competitors, which allows us to provide superior value to our members.

•
Proprietary Database and Technology Platform. Our custom-built technology platform and proprietary database contains 15 years of pet health records and gives us unique insights into how to both manage our business and accurately price subscriptions to our medical plan.

•
Strong Relationship with Veterinary Community. We have invested significant time and energy communicating our value proposition to thousands of veterinarians. We engage a national referral network of independent contractors who are paid fees based on activity in their regions, which we refer to as our Territory Partners. Our Territory Partners communicate the benefits of our medical plan to veterinarians through in-person visits.

We believe that these differentiators serve as competitive advantages, making our business model difficult to replicate.
We generate revenue primarily from subscription fees for our medical plan. Our medical plan automatically renews on a monthly basis, and members pay the subscription fee at the beginning of each subscription period. Since 2010, at least 88% of our subscription business revenue every quarter has come from existing members who had active subscriptions at the beginning of the quarter. Due to our focus on providing a superior value proposition and member experience, our members are very loyal, as evidenced by our 98.68% average monthly retention rate in 2014. For more information regarding average monthly retention, including an explanation of how we calculate this metric, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Metrics.”
We enrolled our first pet in Canada in 2000 and our first pet in the United States in 2008. Our revenue for the year ended December 31, 2014 was $115.9 million, representing a compound annual growth rate of 57% from our revenue of $19.1 million for the year ended December 31, 2010. We have made and expect to continue to make substantial investments in member acquisition and in expanding our operations to support our expected growth. For the year ended December 31, 2014, we had a net loss of $21.2 million and our accumulated deficit was $57.2 million at December 31, 2014.
Our Solution
Our medical plan aligns the interests of pet owners and veterinarians, which allows them to focus on providing the best care for their pets rather than cost of treatment.

Benefits to Pet Owners
Predictability of costs and peace of mind. Our members can be confident that their pets will be covered in the event of injury or illness. When they make a claim that is covered by our plan, we pay 90% of the veterinary costs actually charged by the member’s veterinarian. While a significant number of our members choose a plan with no deductible, our members have the option to choose a deductible up to $1,000 and can change their deductible at any time. Our members may obtain treatment from any licensed veterinarian that they select within the United States, Canada or Puerto Rico. Our coverage has no payout limits, is not subject to a lifetime maximum payout and is not limited by the amount that a veterinarian charges or the treatment that a veterinarian recommends. Our coverage is designed to be comprehensive and to cover the treatment costs of any accident or illness. Generally, the only costs not covered by our plan are those relating to conditions existing prior to the pet’s enrollment, routine or preventative care, including examination fees and taxes. Our goal is to enable pets to receive the best medical care while helping pet owners manage the financial burdens stemming from injuries or illnesses.
Awareness of cost of care. We believe veterinarians typically have consultative relationships with pet owners and play a major role in influencing the decisions they make to care for their pets. We actively market the value of our medical plan to veterinarians, enabling them to educate pet owners effectively about the costs of veterinary care and the benefits of our medical plan. Leads generated from veterinary referrals drive membership engagement across multiple touch points ranging from our member-friendly contact center to our easy-to-use website.
Superior value proposition. We offer a comprehensive medical plan with no limitations for chronic, congenital or hereditary conditions, no payout limits and no mandates to veterinarians on the cost of treatment. We focus on providing high value to our members, rather than minimizing the monthly subscription price.
Exceptional member experience. We are highly focused on providing an exceptional member experience. We offer a simple and easy to understand medical plan. We have designed our claims process to be fair, efficient and transparent. Our goal is to help eliminate the high levels of frustration associated with traditional pet insurance products.
Benefits to Veterinarians
Freedom to be the most effective advocate for pets. Our medical plan does not limit how much can be paid for an injury or illness. This provides veterinarians with the freedom to practice veterinary medicine at the highest level and be the most effective advocate for the health of the pets.

More loyal client base. Our members visit veterinarians more frequently, which can generate significantly more annual revenue for veterinarians compared to clients without pet medical coverage. Furthermore, pet owners with medical coverage typically spend significantly more on their seriously injured or ill pet before opting to stop treatment. The result is a client base that is more engaged, spends more money on care and has healthier cats and dogs.
Reduces potential conflicts with cost-sensitive pet owners. We enable veterinarians to recommend optimal treatment without having their decisions dictated by the cost of treatment and the financial burden on the pet owner. As a result, veterinarians are able to establish stronger ties with their clients.
Our Strategy
Our strategy is focused on attracting and retaining members by providing a best-in-class value and member experience. We are focused on building a successful long-term business by pursuing the following growth strategies:
Increase the number of referring veterinary practices. We intend to increase the number of veterinary practices that are actively introducing our medical plan to their clients by continuing to expand our national independent referral network of Territory Partners and increasing direct marketing to veterinarians.
Increase the number of referrals from active veterinary practices. We intend to continue increasing the number and quality of interactions that we have with veterinarians to accelerate the rate at which active veterinary practices refer us leads.
Increase the number of third-party referrals from members. We are focused on using innovative technologies to further enhance our member experience. Generally, we believe a superior member experience will foster member referrals. For example, we recently introduced a new software technology, Trupanion Express, which is designed to facilitate the direct payment of claims to veterinary practices. We believe this, if widely adopted, will transform the claims process and could increase referrals from pet owners and veterinarians acting as ambassadors for our brand.
Improve online lead generation and conversion. We are investing in our online marketing capabilities, and intend to continue to do so in order to fully capture the online opportunity. Our online marketing initiatives play an integral role in acquiring new leads. Our website is critical to converting leads from all of our member acquisition channels, with over 82% of our new members in the year ended December 31, 2014 visiting our website prior to or during the enrollment process.
Explore other member acquisition channels. We regularly evaluate new member acquisition channels. We intend to aggressively pursue those channels that we believe will generate an attractive ratio of lifetime value relative to acquisition cost.
Expand internationally. While we are currently focused on capturing the large opportunity in the U.S. and Canadian markets, we may to explore international expansion in the future.
Pursue other revenue opportunities. We may opportunistically engage in other revenue opportunities. For example, American Pet Insurance Company, which we acquired in 2007, has written policies for an unaffiliated general agent since the end of 2012. As the industry grows and other providers consider entering the pet insurance market, we are uniquely positioned to partner with them.
Sales and Marketing
Marketing to Veterinarians
Veterinary practices represent our largest referral source. Forming long-term relationships with veterinarians is critical to our continued success, as we believe veterinary recommendations are highly persuasive to our existing and prospective members and key to increasing overall awareness of our medical plan. To reach veterinarians effectively, we utilize a national independent referral network of Territory Partners. Territory Partners serve as a critical resource for us, as the market for veterinary services is highly fragmented and includes many sole-owner veterinary practices and small veterinary practices that are difficult to reach. Our Territory Partners are independent contractors who exclusively market our medical plan and are paid fees based on activity in their regions. We believe this compensation structure aligns our interests and provides a platform that we can leverage over time to increase the contribution margin of membership generated through this channel.
Sales and Marketing to Pet Owners
We generate leads through a diverse set of third-party referrals and online member acquisition channels, which we then convert into members through our website and contact center.

•
Referrals from third-parties. We actively promote the value of our medical plan with veterinarians, veterinary affiliates (including purchasing groups and other veterinary membership organizations), corporate employee benefit providers, shelters and breeders to introduce our medical plan to their clients.

•
Online. We believe most of our members spend some time researching pet medical coverage online as part of their decision-making process. Online advertising represents a large source of new member enrollments. A significant portion of the members we acquire from online leads come through our paid search marketing, email marketing, social media marketing and search engine optimization initiatives.

•	Referrals from existing members. For the year ended December 31, 2014, 21% of our new member enrollments were generated from existing members adding a pet and referring their friends and family.
We constantly evaluate our marketing initiatives based on their respective returns on investment, which we generally measure by comparing total sales and marketing investment for an initiative against the applicable contribution margin generated.
Member Support and Claims Operations
We utilize our award-winning, in-house contact center to maximize the effectiveness of our sales, claims handling and overall member retention rate. Our contact center employees play an essential role in communicating our brand and values to our members. When a member calls, our system automatically routes them to one of our professionals who is best equipped to handle the call, rather than sending them to an automated menu of options. Operationally, we provide 24-hour support, seven days a week, and offer support in English, Spanish and French. Members can select their preferred contact method of phone, email or web co-browsing. We meticulously measure our contact center interactions and capture meaningful member insights that can be leveraged across our business.
One of the most significant opportunities we have to interact with our members is through our claims administration process. We view each interaction with our members as an opportunity to create an ambassador for our brand. Our claims processing team has significant first-hand experience in veterinary practices. We have carefully engineered our claims process to be transparent, fair and fast, which is critical for membership experience and retention rates, and we are continually evaluating new ways to further improve our claims administration process.
Our Platform and Technology
We are a data and technology-driven company that has devoted significant resources to developing scalable infrastructures that leverage state-of-the-art technology frameworks. We have a team of product and engineering professionals dedicated to enhancing our technology platform and developing new solutions for pet owners and veterinarians.
Our team has developed proprietary, in-house software that forms the backbone of our unique technology platform:
Analytics and pricing engine. Our dynamic analytics platform draws on our extensive library of proprietary data to effectively and accurately price subscriptions to our medical plan. We leverage a broad range of information, including species, breed, age, gender and pet location. As of December 31, 2014, we used approximately 1.2 million permutations, which are regularly refined to price each pet based on its unique characteristics. As data collection is a key part of our research and development process, we are constantly looking for new and relevant data to collect and shape for this purpose.
Trupanion Express. Our software solution for veterinarians provides them with the ability to process claims electronically, often in less than five minutes. Trupanion Express integrates with veterinarians practice management software, giving us access to more data, reducing our claims handling expense and giving us the ability to deliver a significantly better experience to our members compared to the traditional reimbursement model.
Pet Organizer. Our proprietary claims processing software is at the heart of our technology platform. Custom-built to facilitate our claims administration and billing, Pet Organizer enables us to collect an ever-increasing amount of unique pet data. Pet Organizer allows our claims administration team to process a voluminous number of claims in a flexible way, which we do not believe is possible using off-the-shelf claims software.

Customer relationship management system. Using customer relationship management technology that has been modified to support the unique processes of our sales and claims professionals, our customer relationship management system provides a robust, dynamic means of creating, tracking and storing all of the data we use to better understand and manage our interactions with members, Territory Partners and veterinarians.
Contact center. Our phone system uses a multi-channel solution that intelligently routes member interactions to the best-matched skilled professional. This technology includes a workforce management solution that forecasts call volumes and schedules our professionals to meet goals, providing us with robust data capture and reporting capabilities.

Trupanion.com. Our responsive, content management system-based website provides a simple interface between Trupanion and consumer and business audiences, providing a simple interface that removes the need for labor intensive, complex steps during the enrollment process. It employs dynamic business logic to help new members complete their enrollment forms in real time. Built using digital asset management and customer relationship management system technologies, the site provides a custom-built user experience for each user based on who the user is and how the user arrived at the site. The responsive nature of the website also helps to deliver an optimal experience, regardless of where the content is accessed.
We developed our website and related infrastructure with the goal of maximizing the availability of our platform to members, veterinarians and key member acquisition channels. Our website and related infrastructure are hosted on a network located at our headquarters in Seattle, Washington and in a redundant third-party facility in Santa Clara, California.
Competition
The market for medical coverage for pets is highly competitive. We compete with consumers that self-fund veterinary costs with cash or credit, as well as traditional pet insurance providers and new entrants to our market. The vast majority of pet owners in the United States and Canada do not currently have medical coverage for their pets. We are primarily focused on expanding the overall size of the market by improving the value proposition for consumers. We view our primary competitive challenge as educating pet owners on why our medical plan is a better alternative to self-funding.
Additionally, there are traditional insurance companies that provide pet insurance products, either as a stand-alone product or along with a broad range of other insurance products. The largest of these traditional providers is Veterinary Pet Insurance Company, a division of Nationwide Insurance. In addition, new entrants backed by large insurance companies with substantial financial resources have attempted to enter the market in the past and may do so again in the future. Further, traditional providers may consolidate, resulting in the emergence of new providers that are vertically integrated or able to create other operational efficiencies, which could lead to increased competition. We believe that we have competitive strengths that position us favorably related to competitors, including a compelling value proposition due in part to our vertically integrated approach that reduces frictional costs, a unique member acquisition strategy and network of territory partners, a proprietary database containing 15 years of historical data that provides actionable data insights, powerful technology infrastructure and an experienced management team.
Intellectual Property
We rely on federal, state, common law and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology, software and documentation by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties, such as service providers, vendors, individuals and entities that may be exploring a business relationship with us.
In addition to these contractual arrangements, we also rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks and domain names, as well as contractual protections, to establish and protect our intellectual property. As of December 31, 2014, we had two pending patent applications in the United States, one pending international patent filed under the Patent Cooperation Treaty, one pending patent application in Europe and no issued patents. We also had six registered trademarks in the United States, including “Trupanion,” and two additional trademark applications. We had one registered trademark in Canada, and have and two additional trademark applications. Many of our unregistered trademarks, however, contain words or terms having a common usage and, as a result, may not be protectable under applicable law. We also currently hold the “Trupanion.com” Internet domain name and numerous other related domain names.
Employees
As of December 31, 2014, we had 413 employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Regulation
Each U.S. state, the District of Columbia and U.S. territories and possessions, as well as all of the Canadian provinces, have insurance laws that apply to companies licensed to transact insurance business in the jurisdiction. The primary regulator of an insurance company, however, is located in its state of domicile. Our underwriting subsidiary American Pet Insurance Company (APIC) is domiciled in New York State and its primary regulator is therefore the New York Department of Financial Services (NY DFS). APIC is currently licensed to do business in all 50 states, Puerto Rico and the District of Columbia in the United States. As such, APIC is subject to comprehensive regulation and supervision under U.S. state and federal laws.

State insurance regulators have broad authority with respect to all aspects of the insurance industry, including the following:

•	licensing of APIC to transact its line of business and approval and issuance of its certificate of authority;

•	establishing minimum levels of capital and reserves required by APIC to operate as an ongoing insurance company;

•	assessing the officers and directors of APIC to ensure a minimum level of competency and trustworthiness;

•	licensing of individual producers and agents and business entities marketing and selling insurance products and of claims adjusters settling claims;

•	admittance of assets to statutory surplus and regulating the type of investments in which APIC can invest;

•	regulating premium rate levels for the insurance products APIC offers;

•	approving policy forms APIC issues;

•	regulating unfair trade and claims practices; and

•	establishing reserve requirements and solvency standards.
Regulators also have broad authority to conduct on-site market conduct examinations of our management and operations, marketing and sales, underwriting, customer service, claims handling and licensing. Market conduct examinations can involve direct, on-site contact with a company to identify potential regulatory violations, discuss and correct an identified problem or obtain a better understanding of how the company is operating in the marketplace.
Adverse state insurance regulatory actions could include limiting APIC’s ability to write new policies, limiting APIC’s ability to effect rate increases or to cancel, reduce or non-renew insurance coverage with respect to existing policies, disallowing premium increases or policy coverage amendments APIC seeks, reviewing the adequacy and appropriateness of our insurance products before they can be made available to our members and restricting marketing and sales by our referral sources, contact centers and producers.
State insurance laws and regulations in the United States require APIC to file financial statements with state insurance regulators everywhere it is licensed and its operations and accounts are subject to examination at any time. APIC’s statutorily required financial statements are available to the public. APIC prepares statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these regulators. The National Association of Insurance Commissioners (NAIC) has approved a series of uniform statutory accounting principles (SAP) that have been adopted, in some cases with minor modifications, by all state insurance regulators. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with assuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary state. The values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. generally accepted accounting principles are usually different from those reflected in financial statements prepared under SAP.
In Canada, our plan is written by an unaffiliated Canadian-licensed insurer, Omega General Insurance Company (Omega). Under the terms of our agreements with Omega, our subsidiary Trupanion Brokers Ontario acts as a general agent through a fronting and reinsurance agreement with Omega pursuant to which APIC retains any financial risk associated with our Canadian business. This agreement was restructured as of January 1, 2015 to include our newly formed segregated portfolio cell business, Wyndham Segregated Account, located in Bermuda. These restructured agreements may be terminated by either party with one year’s written notice until they terminate pursuant to their terms on December 31, 2017, at which time they will automatically renew for successive one-year periods and remain terminable by either party with one year’s written notice. Omega’s Canadian insurance operations are supervised and regulated by the Canadian federal, provincial and territorial governments. Omega is a fully licensed insurer in all of the Canadian provinces and territories in which we do business.
Insurance Holding Company Regulation
APIC is subject to laws governing insurance holding companies in New York, its state of domicile. These laws impact us in a number of ways, including the following:

•	We must file periodic information reports with the NY DFS, including information concerning our capital structure, ownership, financial condition and general business operations.

•	New York regulates certain transactions between APIC and our other affiliated entities, including the fee levels payable by APIC to affiliates that provide services to APIC.

•
New York law restricts the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval. State insurance holding company regulations generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any parent company of an insurance company, without the prior approval of such insurance company’s domiciliary state insurance regulator. Any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company. To obtain approval of any change in control, the proposed acquirer must file with the applicable insurance regulator an application disclosing, among other information, its background, financial condition, the financial condition of its affiliates, the source and amount of funds by which it will effect the acquisition, the criteria used in determining the nature and amount of consideration to be paid for the acquisition, proposed changes in the management and operations of the insurance company and other related matters. In considering an application to acquire control of an insurer, the insurance commissioner generally will consider such factors as the experience, competence and financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the acquirer’s plans for the management and operation of the insurer and any anti-competitive results that may arise from the acquisition.

•
New York law restricts the ability of APIC to pay dividends to its holding company parent. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval, and dividends in larger amounts, or extraordinary dividends, are subject to approval by the NY DFS. An extraordinary dividend or distribution is defined as a dividend or distribution that, in the aggregate in any 12-month period exceeds the lesser of (i) 10% of surplus as of the preceding December 31 or (ii) the insurer’s adjusted net investment income for such 12-month period, not including realized capital gains.

Financial Regulation of Insurers
Risk-Based Capital Requirements
The NAIC has adopted risk-based capital requirements for life, health and property and casualty insurance companies. The requirements provide a method for analyzing the minimum amount of adjusted capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. Generally, the NY DFS will compare, on an annual basis as of December 31 or more often as deemed necessary, an insurer’s total adjusted capital and surplus against what is referred to as an “Authorized Control Level” of risk-based capital that is calculated based on a formula designed to estimate an insurer’s capital adequacy. There generally are five outcomes possible from this comparison, depending on the insurer’s level of risk-based capital as compared to the applicable Authorized Control Level.

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

As of December 31, 2014, APIC maintained risk-based capital of $23.7 million, which exceeded the required $22.6 million of risk-based capital needed to satisfy the No Action Level. The NY DFS may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow.
State insurance regulators use the risk-based capital requirements as an early warning tool to identify possibly inadequately capitalized insurers. An insurance company found to have insufficient statutory capital and surplus based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy.

Risk-based capital requirements reduce the amount of risk a company can take. Risk-based capital requirements generally obligate a company with a higher amount of risk to hold a higher amount of capital relative to the premiums written. Risk-based capital provides a cushion to a company against insolvency if it fails to adequately price its insurance products and the sum of losses and expenses is greater than the premium. Risk-based capital is intended to be a minimum regulatory capital standard and not necessarily the full amount of capital that an insurer would ideally want to hold to meet its financial obligations. The risk-based capital formulas are designed to require insurers that are growing premiums quickly to hold more capital; as a result, growth of our business may increase significantly the amount we are required to retain as risk-based capital.
NAIC Insurance Regulatory Information Systems Ratios
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or IRIS, to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies requiring special attention or action. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. For IRIS ratio purposes, APIC submits data annually to state insurance regulators who then analyze our data using prescribed financial data ratios. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. As of December 31, 2014, APIC had three such ratios outside the usual range, relating to net premiums written to surplus, change in net premiums written and investment yield.
Regulators may investigate or monitor an insurance company if its IRIS ratios fall outside the prescribed usual range. The inquiries made by state insurance regulators into an insurance company’s IRIS ratios can take various forms. In some instances, regulators may require the insurance company to provide a written explanation as to the causes of the particular ratios being outside the usual range, management’s actions to produce results that will be within the usual range in future years and what, if any, actions the insurance company’s domiciliary state insurance regulators have taken. Regulators are not required to take action if an IRIS ratio is outside the usual range, but, depending on the nature and scope of the particular insurance company’s exception, regulators may request additional information to monitor going forward and, as a consequence, may take additional regulatory action.
Insurance Guaranty Associations, Residual Markets, Wind Pools and State-specific Reinsurance Mechanisms
Most jurisdictions in which we operate have laws or regulations that require insurance companies doing business in the state to participate in various types of guaranty associations or other similar arrangements designed to protect policyholders from losses under insurance policies issued by insurance companies that become impaired or insolvent. Typically, these associations levy assessments, up to prescribed limits, on member insurers on the basis of the member insurer’s proportionate share of the business in the relevant jurisdiction in the lines of business in which the impaired or insolvent insurer is engaged. Some jurisdictions permit member insurers to recover assessments that they paid through full or partial premium tax offsets, usually over a period of years.
Some states in which APIC operates have residual markets, wind pools or state reinsurance mechanisms. The general intent behind these is to provide coverage to individuals and businesses that cannot find coverage in the private marketplace. The intent of state-specific reinsurance mechanisms generally is to stabilize the cost of, and ensure access to, reinsurance for admitted insurers writing business in the state. Historically, APIC has had minimal financial exposure to guaranty associations, residual markets, wind pools and state-specific reinsurance mechanisms; however there is no guarantee that these items will continue to be of low financial impact to APIC.
Licensing of Producers and Other Entities
Insurance agencies, producers, third-party administrators, claims adjusters, service providers and administrators are subject to licensing requirements and regulation by insurance regulators in various jurisdictions in which they conduct business. If any of our subsidiaries, referral sources, contact centers or service providers engage in these functions, they will be subject to licensing requirements and regulation by insurance regulators in various jurisdictions. If a subsidiary, referral source, contact center or service provider does not comply with licensing requirements and regulation by any insurance regulator, such insurance regulator could penalize such entity, including restricting certain activity of such entity.

Federal Initiatives
The U.S. federal government generally does not directly regulate the insurance business. From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been, or are at present being, considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. The NAIC Amendments are a result of these efforts. Additional requirements are also expected. For example, the NAIC has adopted the Risk Management and Own Risk and Solvency Assessment (ORSA) Model Act, which when adopted by the states will require insurers to perform an ORSA and, upon request of a state, file an ORSA Summary Report with the state. The ORSA Summary Report will be required in 2015 for medium and large insurers, subject to the various dates of adoption by states, and, if required, will describe our process for assessing our own solvency.
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) established a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office initially is charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. It is not possible to predict whether, in what form or in what jurisdictions any of these proposals might be adopted, or the effect federal involvement in insurance will have, if any, on us.
Privacy and Data Collection Regulation
There are numerous federal, state and foreign laws regarding privacy and the protection of member data. The regulatory environment in this area for online businesses is very unsettled in the United States and internationally and new legislation is frequently being proposed and enacted.
In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the Massachusetts Data Breach Notification Law, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. In addition, our operations subject us to certain payment card association operating rules, certification requirements and rules, including the Payment Card Industry Data Security Standard, a security standard for companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders and credit and debit card transactions.
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology or data to develop products that may compete with our offerings. Policing unauthorized use of our technology or data is difficult. The laws of other countries in which we market our medical plan may offer little or no effective protection of our proprietary technology. Our competitors could also independently develop technologies equivalent to ours, and our intellectual property rights may not be broad enough for us to prevent competitors from selling products incorporating those technologies.
Companies in our industry and in other industries may own a large number of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. From time to time, we face, and we expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors. As we face increasing competition and as our business grows, we will likely face more claims of infringement.
Information About Segments and Geographic Revenue
Information about segments and geographic revenue is set forth in Note 13 of the Notes to Condensed Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net loss for the years ended December 31, 2014, 2013 and 2012 and our total assets as of December 31, 2014 and 2013, is included in our Condensed Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Corporate Information
We were founded in Canada in 2000 as Vetinsurance Ltd. In 2006, we effected a business reorganization whereby Vetinsurance Ltd. became a consolidated subsidiary of Vetinsurance International, Inc., a Delaware corporation. In 2007, we began doing business as Trupanion. In 2013, we formally changed our name from Vetinsurance International, Inc. to Trupanion, Inc. Our principal executive offices are located at 907 NW Ballard Way, Seattle, Washington 98107, and our telephone number is

(855) 727-9079. Our website address is www.trupanion.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this prospectus, and you should not consider information on our website to be part of this Annual Report on Form 10-K.
Available Information
We are required to file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (Exchange Act). We also make available, free of charge on the investor relations portion of our website at investors.trupanion.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C 20549 on official business days during the hours of 10 a.m. to 3 p.m. Eastern time. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Rooms. The SEC also maintains an Internet website at www.sec.gov/ where you can obtain our SEC filings. You can also obtain paper copies of these reports, without charge, by contacting Investor Relations at InvestorRelations@Trupanion.com.

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
We have incurred significant net losses since our inception. We had a net loss of $21.2 million for the year ended December 31, 2014. Additionally, as of December 31, 2014, our accumulated deficit was $57.2 million. We have funded our operations through equity financings and borrowings under a revolving line of credit and term loans. We may not be able to achieve or maintain profitability in the near future or at all. Our recent growth, including our growth in revenue and membership, may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain profitability. Additionally, our expense levels are based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
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
We invest significantly in member acquisition. We spent $11.6 million on sales and marketing to acquire new members for the year ended December 31, 2014. We expect to continue to spend significant amounts to acquire additional members. We utilize Territory Partners, who are paid fees based on activity in their regions, to communicate the benefits of our medical plan to veterinarians through in-person visits. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. We also invest in other third-party referrals and direct to consumer member acquisition channels, though we have limited experience with some of them.
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
We have historically experienced high average monthly retention rates. For example, our average monthly retention rate was 98.68% in 2014. If our efforts to satisfy our existing members are not successful, we may not be able to maintain our retention rates. Members we obtain through aggressive promotions or other channels that involve relatively less meaningful contact between us and the member may be more likely to terminate their medical plan subscription. In the past we have experienced reduced retention rates during periods of rapid member growth, as our retention rate has been generally lower during the first year of member enrollment. Members may choose to terminate their medical plan subscription for a variety of reasons, including increased subscription fees, perceived or actual lack of value, delays or other unsatisfactory experiences in claims administration, unsatisfactory member service, an economic downturn, loss of a pet, a more attractive offer from a competitor, changes in our medical plan or other reasons, including reasons that are outside of our control. When a member terminates his or her medical plan subscription, we no longer receive the related revenue and may not be able to recover the member acquisition cost or other expenses, including claims expenses, related to that member. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit medical plan subscription terminations, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.
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
The pricing of our medical plan subscriptions reflect expected claim payment patterns derived from assumptions that we make regarding a number of factors, including a pet’s species, breed, age, gender and location. Factors related to pet location include the current and assumed changes in the cost and availability of veterinary technology and treatments and local veterinary practice preferences. The prices of our medical plan subscriptions also include assumptions and estimates regarding our own operating costs and expenses. We monitor and manage our pricing and overall sales mix to achieve target returns. Profitability from new members emerges over a period of years depending on the nature and length of time a pet is enrolled in our medical plan, and is subject to variability as actual results may differ from pricing assumptions. If the subscription fees we collect are insufficient to cover actual claim costs, operating costs and expenses within anticipated pricing allowances, or if our member retention rates are not high enough to ensure recovery of member acquisition costs, then our gross profit could be adversely affected and our revenue may be insufficient to achieve profitability. Conversely, if our pricing assumptions differed from actual results such that we overpriced risks, our competitiveness and growth prospects could be adversely affected. Further, even if our pricing assumptions are accurate, we may not be able to obtain the necessary regulatory approvals for any pricing changes that we may determine are appropriate based on our pricing assumptions, which could prevent us from obtaining sufficient revenue from medical plan subscriptions to cover claims expenses, pet acquisition costs and other expenses in any such jurisdiction unless and until such regulatory approvals are obtained in appropriate amounts.
The anticipated benefits of our analytics platform may not be fully realized.
Our analytics platform draws upon our proprietary pet data to price our medical plan subscriptions. The assumptions we make about breeds and other factors in pricing medical plan subscriptions may prove to be inaccurate, and, accordingly, these pricing analytics may not accurately reflect the claims expense that we will ultimately incur. Further, if any of our competitors developed similar data systems, adopted similar underwriting criteria and pricing models or received our data, our competitive advantage could decline or be lost.

Our actual claims expenses may exceed our current reserve established for claims and may adversely affect our operating results and financial condition.
As of December 31, 2014, our claims reserve was $5.1 million. Our recorded claims reserve is based on our best estimates of claims, both reported and incurred but not reported, after considering known facts and interpretations of circumstances. We consider internal factors, including data from our proprietary data analytics platform, experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, claims management programs and contractual terms. We may also consider external factors, including changes in the law, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of claims that have occurred, including claims incurred but not reported, the establishment of appropriate reserves is an inherently uncertain and complex process that involves significant subjective judgment. Further, we do not transfer or cede our risk as an insurer and, therefore, we maintain more risk than we would if we purchased reinsurance. The ultimate cost of claims may vary materially from recorded reserves, and such variance may result in adjustments to the claims reserve, which could have a material effect on our operating results.
We rely significantly on Territory Partners, veterinarians and other third parties to recommend our medical plan.
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that our medical plan offers veterinarians and their clients. In turn, we rely on veterinarians to introduce and refer our medical plan to their clients. We also rely significantly on other third parties, such as existing members, online and offline businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups, to help generate leads for our medical plan subscriptions. Veterinary practices represent our largest member acquisition channel, accounting for approximately 74% of our enrollments in in the year ended December 31, 2014, excluding existing members adding pets and referring their friends and family members. Many factors influence the success of our relationships with these referral sources, including:

•	the continued positive market presence, reputation and growth of our company and of the referral sources;

•	the effectiveness of referral sources;

•	the decision of any such referral source to support one of our competitors;

•	the interest of the referral sources’ customers or clients in the medical plan we offer;

•	the relationship and level of trust between Territory Partners and veterinarians, and between us and the referral source;

•	the percentage of the referral sources’ customers or clients that submit applications or use trial certificates to enroll in a medical plan through our website or contact center;

•	our ability to implement or maintain any marketing programs, including trial certificates, in any jurisdiction; and

•
our ability to work with the referral source to implement any changes in our marketing initiatives, including website changes, infrastructure and technology and other programs and initiatives necessary to generate positive consumer experiences.

In order for us to implement our business strategy and grow our revenue, we must effectively maintain and increase our relationships with Territory Partners, veterinarians and other referral sources, and continue to scale and improve our processes, programs and procedures that support them. Those processes, programs and procedures could become increasingly complex and difficult to manage. We expend significant time and resources attracting qualified Territory Partners and providing them with complete and current information about our business. Their relationship with us may be terminated at any time, and, if terminated, we may not recoup the costs associated with educating them about our medical plan or be able to maintain any relationships they have developed with veterinarians within their territories. Further, if we experience an increase in the rate at which Territory Partner relationships are terminated, we may not develop or maintain relationships with veterinarians as quickly as we have in the past. If the financial cost to maintain our relationships with Territory Partners outweighs the benefits provided by Territory Partners, or if they feel unsupported or undervalued by us and terminate their relationship with us, our growth and financial performance could be adversely affected.
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

If we fail to establish or are unable to maintain successful relationships with Territory Partners, veterinarians and other referral sources, or experience an increase in the rate at which any of these relationships are terminated, it could negatively impact our ability to increase and retain our member base and our financial results. If we are unable to maintain our existing member acquisition channels and continue to add new member acquisition channels, if the cost of our existing sources increases or does not scale as we anticipate, or if we are unable to continue to use any existing channels or programs in any jurisdiction, including our trial certificate program, our member levels and sales and marketing expenses may be adversely affected.
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
We believe that Territory Partners are not employees under existing interpretations of the applicable laws of the jurisdictions in which we operate. We do not pay or withhold any employment tax with respect to or on behalf of Territory Partners or extend any benefits to them that we generally extend to our employees, and we otherwise treat Territory Partners as independent contractors. Applicable authorities or the Territory Partners have in the past questioned and may in the future challenge this classification. Further, the applicable laws or regulations, including tax laws or interpretations, may change. If it were determined that we had misclassified any of our Territory Partners, we may be subjected to penalties or be required to pay withholding taxes for, extend employee benefits to, provide compensation for unpaid overtime to, or otherwise incur substantially greater expenses with respect to, Territory Partners. Any of the foregoing circumstances could have a material adverse impact on our operating results and financial condition.
Our member base has grown rapidly in recent periods, and we may not be able to maintain the same rate of membership growth.
Our ability to grow our business and to generate revenue depends significantly on attracting new members. For the year ended December 31, 2014, we generated 90.6%, of our revenue from medical plan subscriptions. In order to continue to increase our membership, we must continue to offer a medical plan that provides superior value to our members. Our ability to continue to grow our membership will also depend in part on the effectiveness of our sales and marketing programs. Our member base may not continue to grow or may decline as a result of increased competition or the maturation of our business.
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

•
generate new and maintain existing relationships and programs in our other business segment; recruit, integrate and retain skilled and experienced sales department professionals who can demonstrate our value proposition to new and existing members;

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
Our subsidiary, American Pet Insurance Company, is subject to risk-based capital regulations that require us to maintain certain levels of surplus to support our overall business operations in consideration of our size and risk profile. We have in the past and may in the future fail to maintain the amount of risk-based capital required to avoid additional regulatory oversight, which was $22.6 million as of December 31, 2014. To comply with these regulations, we may be required to maintain capital that we would otherwise invest in our growth and operations, which may require us to modify our operating plan or marketing initiatives, delay the implementation of new solutions or development of new technologies, decrease the rate at which we hire additional personnel and enter into relationships with Territory Partners, incur additional indebtedness or pursue equity or debt financings or otherwise modify our business operations, any of which could have a material adverse effect on our operating results and financial condition.
Unexpected increases in the severity or frequency of claims may negatively impact our operating results.
Unexpected changes in the severity or frequency of claims may negatively impact our operating results. Changes in claims severity are driven primarily by inflation in the cost of veterinary care and the increasing availability and usage of expensive technologically advanced medical treatments. Increases in claims severity also could arise from unexpected events that are inherently difficult to predict, such as a pandemic that spreads through the pet population, tainted pet food or supplies or an unusually high number of serious injuries or illnesses. Our loss management initiatives may not successfully or timely identify or mitigate any such future increases in claim severity. In addition, we may experience volatility in claim frequency from time to time, and short-term trends may not continue over the longer term. The frequency of claims may be affected by the level of care and attentiveness an owner provides to the pet, the pet’s breed and age and other factors outside of our control, as well as fluctuations in member retention rates and by new member initiatives that encourage more frequent claims and other new member acquisition activities. A significant increase in claim severity or frequency could increase our cost of revenue and have a material adverse effect on our financial condition.
Changes in the Canadian currency exchange rate may adversely affect our revenue and operating results.
We offer our medical plan in Canada, which exposes us to the risk of changes in the Canadian currency exchange rates. As of December 31, 2014, approximately 25% of our total revenue was generated in Canada. Fluctuations in the relative strength of the Canadian economy and the Canadian dollar has in the past and could in the future adversely affect our revenue and operating results.
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
The market for medical insurance for pets is highly competitive. We compete with pet owners that self-fund with cash or credit, as well as traditional pet insurance providers and relatively new entrants into our market. The vast majority of pet owners in the United States and Canada do not currently have medical coverage for their pets. We are focused primarily on expanding the overall size of the market, and we view our primary competitive challenge as educating pet owners on why our medical plan is a better alternative to self-funding.
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

Our ability to convert consumers into members can be impacted by a change in the mix of referrals received through our member acquisition channels. In addition, changes to our website or contact center, or other programs or initiatives we undertake, may adversely impact our ability to convert consumers into members at our current rate, or at all. These changes may have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of members who enroll in our medical plan on our website or telephonically through our contact center also could result in increased member acquisition costs. To the extent the rate at which we convert consumers into members suffers, the growth rate of our member base may decline, which would harm our business, operating results and financial condition.
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
We believe that maintaining and enhancing our brand recognition and reputation is critical to our relationships with existing members, Territory Partners, veterinarians and other referral sources, and to our ability to attract new members, new Territory Partners, additional supportive veterinarians and other referral sources. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our market continues to develop and mature. Our success in this area will depend on a wide range of factors, some of which are out of our control, including the following:

•	the efficacy and viability of our sales and marketing programs;

•	the perceived value of our medical plan;

•	quality of service provided by our contact center and claims professionals, including the fairness, ease and timeliness of our claims administration process;

•	actions of our competitors, Territory Partners, veterinarians and other referral sources;

•	positive or negative publicity, including regulatory pronouncements and material on the Internet or social media;

•	regulatory and other government-related developments; and

•	litigation-related developments.
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
We have made, and expect to continue to make, substantial investments in equipment and related network infrastructure to handle the operational demands on our technology platform, including increasing data collection, software development, traffic on our website and the volume of calls at our contact center. The operation of the systems and infrastructure supporting our technology platform is expensive and complex and could experience operational failures. In the event that our data collection, member base or amount of traffic on these systems grows more quickly than anticipated, we may be required to incur significant additional costs to increase the capacity in our systems. Any system failure that causes an interruption in or decreases the responsiveness of our services could impair our revenue-generating capabilities, harm our business and operating results and damage our reputation. In addition, any loss or mishandling of data could result in breach of confidence, competitive disadvantage or loss of members, and subject us to potential liability. Any failure of the systems and infrastructure that we rely on could negatively impact our enrollments as well as our relationship with members. If we do not maintain or expand the systems and infrastructure underlying our technology platform successfully, or if we experience operational failures, our reputation could be harmed and we could lose current and potential members, which could harm our operating results and financial condition.
We have made, and expect to continue to make, significant investments in new solutions and enhancements to our technology platform. These new solutions and enhancements may not be successful, and we may not recognize the expected benefits.
We have a team of product and engineering professionals dedicated in part to enhancing our technology platform and developing new solutions. We have made, and expect to continue to make, significant investments in these new solutions and enhancements. For example, we are currently making significant investments to develop and implement Trupanion Express, which is designed to facilitate the direct payment of claims to veterinary practices. Similarly, we recently redesigned our website, which required a significant amount of time and expense. These development and implementation activities may not be successful, and we may incur delays or cost overruns or elect to curtail our currently planned expenditures related to them. Further, if or when these new solutions or enhancements are introduced, they may not be well received by veterinarians or by new or existing members, particularly if they are costly, cumbersome or unreliable and, even if they are well-received, they may be or become obsolete due to technological reasons or to the availability of alternative solutions in the marketplace. If new solutions and enhancements are not successful on a long-term basis, we may not recognize benefits from these investments, and our business and financial condition could be adversely affected.

If we fail to effectively manage our growth, our business, operating results and financial condition may suffer.
We have recently experienced, and expect to continue to experience, significant growth, which has placed, and may continue to place, significant demands on our management and our operational and financial systems and infrastructure. We expect that our growth strategy will require us to commit substantial financial, operational and technical resources. It may also result in increased costs, including unexpected increases in our underlying costs (such as member acquisition costs or the frequency or severity of claims costs) generated by our new business, which could prevent us from becoming profitable and could impair our ability to compete effectively for pet medical plan business. Additionally, we have in the past, and may in the future, experience increases in medical plan subscription terminations as our membership grows, which negatively affects our retention rate. If we do not effectively manage growth at any time, our financial condition could be harmed and the quality of our services could suffer.
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
We may experience fluctuations in our revenue, expenses and operating results in future periods. Our operating results may fluctuate in the future as a result of a number of factors, many of which are beyond our control. These fluctuations may lead analysts to change their long-term models for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could result in declines in our stock price. Moreover, these fluctuations may make comparing our operating results on a period-to-period basis less meaningful and make our future results difficult to predict. You should not rely on our past results as an indication of our future performance. In addition, if revenue levels do not meet our expectations, our operating results and ability to execute on our business plan are likely to be harmed. In addition to the other factors listed in this “Risk Factors” section, factors that could affect our operating results include the following:

•	our ability to retain our current members and grow our member base;

•	the level of operating expense we elect to incur related to sales and marketing and technology and development initiatives that are discretionary in nature;

•	the effectiveness of our sales and marketing programs;

•	our ability to improve veterinarians’ and other third-parties’ willingness to recommend our medical plan;

•	the timing, volume and severity of our claims and the adequacy of our claims reserve;

•	our ability to accurately price our medical plans;

•	regulatory limitations or other constraints on our ability to or our willingness to implement pricing changes;

•	the level of demand for and the price of our medical plan subscriptions or those of our competitors;

•	fluctuations in applicable foreign currency exchange rates;

•	the perceived value of our medical plan to veterinarians and pet owners;

•	spending decisions by our members and prospective members;

•	our costs and expenses, including pet acquisition costs and claims expenses;

•	our ability to expand the scope and efficiency of our Territory Partner network;

•	our ability to effectively manage our growth;

•	the effects of increased competition in our business;

•	our ability to keep pace with changes in technology and our competitors;

•	the impact of any security incidents or service interruptions;

•	costs associated with defending any regulatory action or litigation or with enforcing our intellectual property, contractual or other rights;

•	the impact of economic conditions on our revenue and expenses; and

•	changes in government regulation affecting our business.

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
We manage all aspects of our business, including writing our medical plan, implementing our own national independent referral network, pricing our medical plan subscriptions with our in-house actuarial team, administering claims made with respect to our medical plan, operating our own contact center and owning our own brand. While we believe this vertically integrated approach reduces frictional costs and enhances member experiences, third-party providers may, now or in the future, be able to replicate this model, partially or entirely, on a more efficient and effective basis. If our in-house services are or become less efficient or less effective than the same services provided by a third party, we may not realize the related cost savings and may be unable to provide a superior membership experience, which may have an adverse effect on our operating results.
Our forecasts of market growth may prove to be inaccurate, and even if the market for medical coverage for cats and dogs in North America achieves the forecasted growth, our business may not grow at similar rates, if at all.
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Although we believe that the North American market for pet medical coverage will grow over time if consumers are offered a high-value product, the market for medical coverage for cats and dogs in North America has been historically growing slowly or stagnant and may not be capable of growing further. Even if this market experiences significant growth, we may not grow our business at similar rates, or at all For example, the market for medical coverage for cats and dogs in North America has been highly competitive and may become even more competitive in the future. Our growth is subject to many factors, including our success in implementing our business strategy and maintaining our position in a highly competitive market, which are subject to many risks and uncertainties.
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
Our business and financial condition is subject to risks related to our writing of policies for an unaffiliated general agent.
In November 2012, we began writing pet insurance policies for an unaffiliated general agent. These policies provide different coverage and are subject to materially different terms and conditions than the Trupanion medical plan. Further, the unaffiliated general agent administers these policies and markets them to consumers. For the year ended December 31, 2014, premiums from these policies accounted for 8.6% of our total revenue. This relationship can be terminated by either party and, if terminated, would result in a reduction in our revenue to the extent we cannot enter into another relationship and generate equivalent revenues with a different general agent. In addition, the general agent controls a trust account it maintains on our behalf. If the general agent makes operating decisions that adversely affect its business or brand, our business or brand could also be adversely affected.
We have limited experience in writing policies for unaffiliated general agents. This business is not expected to grow at the same rate as our core business and may decline. Further, this business has lower margins than our core business. As a result of this line of business, we are subject to additional regulatory requirements and scrutiny, which increase our costs and may have an adverse effect on our operations. Further, administration of this business and any similar business in the future may divert our time and attention away from our core business, which could adversely affect our operating results in the aggregate.
In Canada, our medical plan is written by Omega General Insurance Company (Omega). If Omega were to terminate its underwriting arrangement with us, our business could be adversely affected.
In Canada, our medical plan is written by Omega, and we assume all premiums written by Omega and the related claims through an agency agreement and a fronting and administration agreement. These agreements will remain in effect until December 31, 2017 but may be terminated by either party with one year’s prior written notice. If Omega were to terminate our agreement or be unable to write insurance for regulatory or other reasons, we may have to terminate subscriptions with our existing members, or suspend member enrollment and renewals, in Canada until we entered into a relationship with another third party to write our medical plan, which may take a significant amount of time and require significant expense. We may not be able to enter into a new relationship, and any new relationship would likely be on less favorable terms. Any delay in entry into a new relationship or suspension of member enrollment and renewals could have a material adverse effect on our operating results and financial condition.
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
We may not detect errors on a timely basis and our financial statements may be materially misstated. We have had in the past, and may have in the future, material weaknesses and significant deficiencies in our internal control over financial reporting. If we or our independent registered public accounting firm identify future material weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner, are unable to assert that our internal control over financial reporting is effective or our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

If our security measures are breached and unauthorized access is obtained to our data, including our members’ data, we may lose our competitive advantage, our systems may be perceived as not being secure and we may incur third-party liability.
Our data repository contains proprietary information that we believe gives us a competitive advantage, including claims data and other data with respect to members, Territory Partners, veterinarians and other third parties. Security breaches could expose us to a risk of loss of our data and/or disclosure of this data, either publicly or to a third party who could use the information to gain a competitive advantage. In the event of a loss of our systems or data, we could experience increased costs or delays, which in turn may harm our financial condition, damage our brand and result in the loss of members. Such a disclosure also could lead to litigation and possible liability.
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
We provide information on our website, through our contact center and in other ways regarding pet health, the pet insurance industry in general and our medical plan, including information relating to subscription fees, coverage, benefits, exclusions, limitations, availability and medical plan comparisons. A significant amount of both automated and manual effort is required to maintain the medical plan information on our website. Separately, from time to time, we use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers. For example, we produce a significant amount of marketing materials regarding our medical plan. If the information we provide on our website, through our contact centers or otherwise is not accurate or is construed as misleading, or if we improperly assist individuals in purchasing subscriptions to our medical plan, our members, competitors or others could attempt to hold us liable for damages, our relationships with veterinarians and other referral sources could be terminated and regulators could attempt to subject us to penalties, revoke our licenses to transact business in one or more jurisdictions or compromise the status of our licenses to transact our business in other jurisdictions, which could result in our loss of revenue. In the ordinary course of operating our business, we may receive complaints that the information we provided was not accurate or was misleading. These types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources and could cause a loss of confidence in our business. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.
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
If we are unable to maintain our chargeback rate at acceptable levels, our credit card fees for chargeback transactions, or our fees for many or all categories of credit and debit card transactions, credit card companies and debit card issuers may increase our fees or terminate their relationship with us. Any increases in our credit card and debit card fees could adversely affect our operating results, particularly if we elect not to raise our subscription fees. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.
Failure to adequately protect our intellectual property could substantially harm our business and operating results.
We rely on a combination of intellectual property rights, including trade secrets, copyrights, trademarks and domain names, as well as contractual restrictions, to establish and protect our intellectual property. As of December 31, 2014, we had two pending patent applications in the United States, one pending international patent filed under the Patent Cooperation Treaty, one pending patent application in Europe and no issued patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, pricing analytics, technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. If we continue to expand internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States, which may be expensive and divert management’s attention away from other operations.
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
As of December 31, 2014, we had six registered trademarks in the United States, including “Trupanion,” and two additional trademark applications. We had one registered trademark in Canada, and two additional trademark applications. Many of our unregistered trademarks, however, contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Trademark protection may also not be available, or sought by us, in every country in which our medical plan may become available. Competitors may adopt names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing members. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks. We may take action, including initiating litigation, to protect our intellectual property rights and the integrity of our brand, and these efforts may prove costly, ineffective and increase the likelihood of counterclaims against us.
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

We control access to our proprietary technology, software and documentation by entering into confidentiality and invention assignment agreements with our employees and contractors, confidentiality agreements with third parties, such as service providers, vendors, individuals and entities that may be exploring a business relationship with us, and terms of use with third parties, such as veterinary hospitals desiring to use our technology, software and documentation. These agreements may not prevent disclosure of intellectual property, trade secrets and/or other confidential information, and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover trade secrets and confidential information and, in such cases, we may not be able to assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors being able to obtain our trade secrets or to independently develop technology similar to ours or competing technologies, could adversely affect our competitive business position.
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
If we were to discover or be notified that our services potentially infringe or otherwise violate the intellectual property rights of others, we may need to obtain licenses from these parties in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, and any such license may substantially restrict our use of the intellectual property. Moreover, if we are sued for infringement and lose the lawsuit, we could be required to pay substantial damages or be enjoined from offering the infringing services. Any of the foregoing could cause us to incur significant costs and prevent us from selling or properly administering subscriptions to our medical plan or performing under our other contractual relationships.
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
From time to time, we have been, and in the future may become, subject to litigation, claims and regulatory proceedings and inquiries, including market conduct exams and other investigations by state insurance regulatory agencies. For example, we are currently addressing an inquiry from the Washington State Office of Insurance Commissioner regarding various allegations including that one of our subsidiaries and its employees were not properly licensed under Washington law.

We cannot predict the outcome of these or any future actions or proceedings, and the cost of defending such actions or proceedings could be material. Further, defending such actions or proceedings could divert our management and key personnel from our business operations. If we are found liable in any action or proceeding, we may have to pay substantial damages or fines, or change the way we conduct our business, either of which may have a material adverse effect on our business, operating results, financial condition and prospects. There may also be negative publicity associated with litigation or regulatory proceedings that could harm our reputation or decrease acceptance of our services. These claims may be costly to defend and may result in assessment of damages, adverse tax consequences and harm to our reputation.
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
Our business may be affected by changes in the economic environment. Pet medical plans are a discretionary purchase, and members may reduce or eliminate their discretionary spending during an economic downturn, resulting in an increase in medical plan subscription terminations and a reduction in the number of new member enrollments. We may experience a material increase in medical plan subscription terminations or a material reduction in our member retention rate in the future, especially in the event of a prolonged recessionary period or a downturn in economic conditions. Conversely, consumers may have more income to pay for pet healthcare out-of-pocket and less desire to purchase a pet medical plan during a period of economic growth. In addition, media prices may increase during a period of economic growth, which could increase our sales and marketing expenses. As a result, our business, operating results and financial condition may be significantly affected by changes in the economic environment.
Covenants in the credit agreement governing our revolving line of credit may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely affected.
The credit agreement governing our revolving line of credit contains various restrictive covenants, including restrictions on our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, make payments on subordinated debt, store equipment and inventory with a third party, become an investment company, permit withdrawals from APIC (with certain exceptions), conduct operations in certain of our Canadian subsidiaries and amend our certificate of incorporation in a manner adverse to the lenders. Our credit agreement also contains financial covenants, including those that require APIC to maintain certain capital and surplus, require us to maintain certain minimum cash balances and require us to achieve specified monthly revenue, claims ratios and EBITDA levels (each as defined in the credit agreement). Our ability to meet these restrictive covenants can be affected by events beyond our control, and we have been in the past, and may be in the future, unable to do so. In addition, our failure to maintain effective internal controls to measure compliance with our financial covenants could affect our ability to take corrective actions on a timely basis and could result in our being in breach of these covenants. Our credit agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding under our credit agreement to be immediately due and payable. If we are unable to repay those amounts, our financial condition could be adversely affected.
Our indebtedness could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy our debt service obligations.
As of December 31, 2014, we had outstanding indebtedness of $14.9 million, which was secured by substantially all of our assets. We may incur additional indebtedness in the future, including any additional borrowings available under our revolving line of credit. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
We may decide to acquire businesses, products and technologies. Our ability to successfully make and integrate acquisitions is unproven. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Further, even if we successfully acquire additional businesses or technologies, we may not be able to migrate the policyholders to our medical plan, integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business or technology. In addition, we may unknowingly inherit liabilities from future acquisitions that arise after the acquisition and are not adequately covered by indemnities. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. If an acquired business or technology fails to meet our expectations, our business, operating results and financial condition may suffer.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2014, we had U.S. federal net operating loss carryforwards of approximately $44.4 million that will begin to expire in 2027. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and we may experience an ownership change in the future, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to limitations.
We are exploring opportunities to expand our operations globally, and we may therefore become subject to a number of risks associated with international expansion and operations.
As part of our growth plan, we are exploring opportunities to expand our operations globally. We have no history of marketing, selling, administrating and supporting our medical plan to consumers outside of the United States, Canada and Puerto Rico. International sales and operations are subject to a number of risks, including the following:

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
Risks Related to Compliance with Laws and Regulations
We may not, maintain the amount of risk-based capital required to avoid additional regulatory oversight, which may adversely affect our ability to operate our business.
Memberships in our U.S. medical plan are written by APIC. APIC is an insurance company domiciled in the state of New York and licensed by the New York Department of Financial Services. Regulators in the states in which we do business impose risk-based capital requirements on APIC that generally are approved by the National Association of Insurance Commissioners to ensure APIC maintains reasonably appropriate levels of surplus to support our operations and to protect our members against adverse developments in APIC’s financial circumstances, taking into account the risk characteristics of our assets, liabilities and certain other items. Generally, the NY DFS will compare, on an annual basis as of December 31 or more often as deemed necessary, an insurer’s total adjusted capital and surplus against what is referred to as an “Authorized Control Level” of risk-based capital that is calculated based on a formula designed to estimate an insurer’s capital adequacy. There generally are five outcomes possible from this comparison, depending on the insurer’s level of risk-based capital as compared to the applicable Authorized Control Level.

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

As of December 31, 2014, APIC was required to maintain at least $22.6 million of risk-based capital to satisfy the No Action Level (the highest of the above levels). As of December 31, 2014, APIC maintained $23.7 million of risk-based capital. The NY DFS may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow.
Additionally, if our risk-based capital falls below the Company Action Level, we may be in breach of various contractual relationships, including, for example, with the unaffiliated general agent for which we write pet insurance policies, which may give such parties the ability to cancel their contracts with us and/or sue us for damages related to our risk-based capital levels, which could have a material adverse effect on our financial condition.
We may require additional capital to meet our risk-based capital requirements, pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us at any time, our business, operating results and financial condition may be harmed.
We may require additional capital to meet our risk-based capital requirements, operate or expand our business or respond to unforeseen circumstances. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. Further, volatility in the credit or equity markets may have an adverse effect on our ability to obtain debt or equity financing or the cost of such financing. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms. If funds are unavailable to us on reasonable terms when we need them, we may be unable to meet our risk-based capital requirements, train and support our employees, support Territory Partners, maintain the competitiveness of our technology, pursue business opportunities, service our existing debt, pay claims or acquire new members, any of which could have an adverse effect on our business, operating results and financial condition.
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
Due to the complexity, periodic modification and differing interpretations of insurance laws and regulations, we have not always been, and we may not always be, in compliance with them. New insurance laws, regulations and guidelines also may not be compatible with the manner in which we market and sell subscriptions to our medical plan in all of our jurisdictions and member acquisition channels, including over the Internet. Failure to comply with insurance laws, regulations and guidelines or other laws and regulations applicable to our business could result in significant liability, additional department of insurance licensing requirements, the revocation of licenses in a particular jurisdiction or our inability to sell subscriptions to our medical plan, which could significantly increase our operating expenses, result in the loss of our revenue and otherwise harm our business, operating results and financial condition.
Moreover, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions, including due to the current requirement that adverse regulatory actions in one jurisdiction be reported to other jurisdictions. Even if the allegations in any regulatory or other action against us ultimately are determined to be unfounded, we could incur significant time and expense defending against the allegations, and any related negative publicity could harm consumer and third-party confidence in us, which could significantly damage our brand.
In addition, we have received, and may in the future receive, inquiries from regulators regarding our marketing and business practices. These inquires may include investigations regarding a number of our business practices, including the manner in which we market and sell subscriptions to our medical plan and the manner in which we write policies for any unaffiliated general agent. Any modification of our marketing or business practices in response to regulatory inquiries could harm our business, operating results or financial condition.
A regulatory environment that limits rate increases may adversely affect our operating results and financial condition.
Many states, including New York, have adopted laws or are considering proposed legislation that, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or not renew insurance coverage with respect to existing policies, and many state regulators have the power to reduce, or to disallow increases in premium rates. Most states, including New York, require licensure and regulatory approval prior to marketing new insurance products. Our practice has been to regularly reevaluate the price of our medical plan subscriptions, with any pricing changes implemented at least annually, subject to the review and approval of the state regulators, who may reduce or disallow our pricing changes. Such review has often in the past resulted, and may in the future result, in delayed implementation of pricing changes and prevent us from making changes we believe are necessary to achieve our targeted claims payout ratio, which could adversely affect our operating results and financial condition. In addition, we may be prevented by regulators from limiting significant pricing changes, requiring us to raise rates more quickly than we otherwise may desire. This could damage our reputation with our members and reduce our retention rates, which could significantly damage our brand, result in the loss of expected revenue and otherwise harm our business, operating results and financial condition.
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
Insurance regulators generally require that each individual who transacts pet insurance business on our behalf must maintain a valid license in one or more jurisdictions. If regulators determined that any of our contact center employees, Territory Partners, veterinarians or other referral sources were selling subscriptions to our medical plan on our behalf and needed to be licensed in a particular jurisdiction, and if such persons were not in fact licensed, we could become subject to conviction for an offense or the imposition of an administrative penalty and liable for significant penalties and would likely be required to modify our business practices and sales and marketing programs, or license the affected individuals, which may be impractical or costly and time-consuming to implement. Any modification of our business or marketing practices in response to regulatory licensing requirements could harm our business, operating results or financial condition.
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
We are subject to numerous laws and regulations that are administered and enforced by a number of different governmental authorities, each of which exercises a degree of interpretive latitude, including, in the United States, state insurance regulators, state securities administrators, state attorneys general and federal agencies including the SEC and the U.S. Department of Justice. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, increase our costs and limit our ability to grow or to improve the profitability of our business. Further, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations generally are intended to protect or benefit purchasers or users of insurance products, not holders of securities, which generally is the jurisdiction of the SEC. In many respects, these laws and regulations limit our ability to grow or to improve the profitability of our business.
Regulation of the sale of medical insurance for cats and dogs is subject to change, and future regulations could harm our business and operating results.
The laws and regulations governing the offer, sale and purchase of medical insurance for cats and dogs are subject to change, and future changes may be adverse to our business. For example, if a jurisdiction were to increase our risk-based capital requirements or alter the requirements for obtaining or maintaining an agent’s license in connection with the enrollment of a member in our medical plan, it could have a material adverse effect on our operations. Some states in the United States have adopted, and others are expected to adopt, new laws and regulations related to the insurance industry. It is difficult to predict how these or any other new laws and regulations will impact our business, but, in some cases, changes in insurance laws, regulations and guidelines may be incompatible with various aspects of our business and require that we make significant modifications to our existing technology or practices, which may be costly and time-consuming to implement and could also harm our business, operating results and financial condition.

Failure to comply with federal, state and provincial laws and regulations relating to privacy and security of personal information, and civil liabilities relating to breaches of privacy and security of personal information, could create liabilities for us, damage our reputation and harm our business.
A variety of U.S. and Canadian federal, state and provincial laws and regulations govern the collection, use, retention, sharing and security of personal information. We collect and utilize demographic, credit and other private information from and about our members when they visit our website, call our contact center and apply for enrollment in our medical plan. Further, we use tracking technologies, including “cookies,” to help us manage and track our members’ interactions and deliver relevant advice and advertising. Claims or allegations that we have violated applicable laws or regulations related to privacy and data security could in the future result in negative publicity and a loss of confidence in us by our members and our participating service providers, and may subject us to fines by credit card companies and the loss of our ability to accept credit and debit card payments. In addition, we have posted privacy policies and practices concerning the collection, use and disclosure of member data on our website. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, our use and retention of personal information could lead to civil liability exposure in the event of any disclosure of such information due to hacking, viruses, inadvertent action or other use or disclosure. Several companies have been subject to civil actions, including class actions, relating to this exposure.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the JOBS Act, as well as rules and regulations subsequently implemented by the SEC and the stock exchange on which our common stock is listed, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, from time to time, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have and will continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. Our management and other personnel also have limited experience operating a public company, which may result in operational inefficiencies or errors. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.
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
We generally will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30, (ii) the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) five years from the date of our IPO.
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
From time to time we have released, and may continue to release, guidance in our quarterly earnings conference call, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.

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
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this Annual Report on Form 10-K could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
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

We have broad discretion in the use of the net proceeds from our IPO and may not use them effectively.
We received net proceeds of approximately $72.8 million from our IPO in July 2014. We have broad discretion in the application of these net proceeds. Because of the number and variability of factors that will determine our use of the net proceeds from our IPO, their ultimate use may vary substantially from their intended use. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from our IPO in short-term, investment-grade interest-bearing securities such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government that may not generate a high yield to our stockholders.
We do not intend to pay dividends on our common stock for the foreseeable future and, therefore, any returns will be limited to the value of our stock.
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
As of December 31, 2014, our directors, five percent or greater stockholders and their respective affiliates beneficially held in the aggregate approximately 61% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our principal executive offices are located at 907 NW Ballard Way, Seattle, Washington. The lease for our principal office is for 37,500 square feet and expires in 2016, with two remaining one-year options to extend the lease. We also occupy 12,000 square feet of office space in Seattle, Washington pursuant to a lease that expires in September 2015 and 1,600 square feet of office space in Vancouver, British Columbia pursuant to a lease that expires in March 2017.
Item 3. Legal Proceedings
Our subsidiary, APIC, a New York corporation, received an inquiry from the California Department of Insurance (CDOI) in 2011 alleging APIC’s trial insurance policies issued in California are in violation of California law. We have disputed this assertion. In July 2014, the CDOI filed a notice of non-compliance regarding this issue. As of December 31, 2014, we had accrued liabilities of $0.4 million for this matter. On February 12, 2015, APIC and CDOI entered into a Stipulation and Waiver whereby APIC voluntarily agreed to remove its trial certificate program in favor of a new program that has been pre-approved by the CDOI. APIC also agreed to pay a fine and reimburse CDOI expenses in an aggregate amount of $0.4 million. Pursuant to the stipulation, APIC did not admit any wrongdoing.
We received an inquiry from the Washington State Office of the Insurance Commissioner (OIC) in December 2012 concerning whether one of our subsidiaries was properly licensed, and whether certain of its employees were properly licensed, under Washington law. We responded to this letter in January of 2013 confirming that our subsidiaries are licensed and that our employees are not required to be licensed under Washington law. In October 2013, OIC sent further correspondence informing APIC that the results of a market conduct examination regarding its use of unlicensed non-appointed producers were being referred to OIC’s enforcement committee and that such committee would notify APIC in the event action is taken in regard to possible violations. The Company received additional correspondence from the OIC in July 2014 informing it that the OIC is scheduling a regulatory examination to further assess the Company’s compliance. A regulatory examination took place during the third and fourth quarters of 2014. As of December 31, 2014, we had accrued liabilities of $0.2 million for this matter as a precautionary measure. Adverse outcomes beyond recorded amounts are reasonably possible. At this stage in the matter, however, we are unable to estimate a possible loss or range of possible loss beyond amounts accrued.
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market for our Common Stock
Our common stock began trading on the New York Stock Exchange (NYSE) under the symbol "TRUP" on July 18, 2014. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low intra-day sales prices per share for our common stock on the NYSE.

	Fiscal Year 2014
	High	Low
Third Quarter (From July 17, 2014)	$11.95	$7.70
Fourth Quarter	8.60	5.21
Dividend Policy
We have never declared or paid cash dividends on our capital stock. Under our credit agreement, we are restricted from paying any dividends or making any distributions on account of our capital stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors, subject to applicable laws and restrictions in our outstanding credit agreement, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.
Holders of Record
As of February 18, 2015, there were 92 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.
Securities Authorized for Issuance under Equity Compensation Plans
The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2015. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.”
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.
This chart compares the cumulative total return on our common stock with that of the S&P Small Cap 600 Index and the NASDAQ-100 Technology Sector Index. The chart assumes $100 was invested at the close of market on July 18, 2014, in our common stock and the S&P Small Cap 600 Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Company/Index	Base Period 7/18/14	7/31/2014	8/31/2014	9/30/2014	10/31/2014	11/30/2014	12/31/2014
Trupanion Inc.	$100	$87.70	$78.49	$74.57	$58.46	$53.26	$60.82
S&P Small Cap 600	100	97.10	101.18	95.62	102.31	101.90	104.65
NASDAQ-100 Technology Sector Index	100	98.20	102.32	101.85	104.00	110.09	108.79
Sales of Unregistered Securities
From January 1, 2014 and through July 17, 2014, we granted to our directors, officers, employees and consultants options to purchase 376,100 shares of common stock under our 2007 Equity Compensation Plan with per share exercise prices ranging from $9.07 to $12.27, and issued 116,291 shares of common stock upon exercise of such options. These transactions were exempt from the registration requirements of the Securities Act in reliance upon Rule 701 promulgated under the Securities Act or Section 4(a)(2) of the Securities Act.
In April 2014, we issued 86,956 shares of Series A convertible preferred stock upon the net exercise of a warrant and withheld 13,044 shares to cover the exercise price of $1.50 per share. The purchaser represented to us that it was an accredited investor. This transaction was exempt from the registration requirements of the Securities Act in reliance upon Regulation D promulgated under the Securities Act. In July 2014, we issued warrants to purchase an aggregate of 510,000 shares of our common stock at an exercise price of $10.00 per share to purchasers that represented to us that they were accredited investors. This transaction was exempt from the registration requirements of the Securities Act in reliance upon Regulation D promulgated under the Securities Act.
Use of Proceeds
On July 17, 2014, our registration statement on Form S-1 (File No. 333-196814) was declared effective by the SEC for our IPO pursuant to which we sold an aggregate of 8,193,750 shares of our common stock at a price to the public of $10.00 per share resulting in net proceeds to us of $72.8 million, after deducting underwriting discounts and commissions and offering expenses. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 18, 2014. Pending the uses described, we have invested the net proceeds in short-term, investment-grade interest-bearing securities such as money market funds.
Issuer Purchases of Equity Securities
Not applicable.

Item 6. Selected Consolidated Financial Data
The following selected consolidated financial and other data should be read with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	YEARS ENDED DECEMBER 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription business	$105,052	$76,818	$55,352	$37,045	$19,099
Other business	10,858	7,011	178	—	—
Total revenue	115,910	83,829	55,530	37,045	19,099
Cost of revenue:
Subscription business(1)	86,402	61,905	44,185	29,002	15,326
Other business	9,634	6,280	134	—	—
Total cost of revenue	96,036	68,185	44,319	29,002	15,326
Gross profit:
Subscription business	18,650	14,913	11,167	8,043	3,773
Other business	1,224	731	44	—	—
Total gross profit	19,874	15,644	11,211	8,043	3,773
Operating expenses:
Sales and marketing(1)	11,608	9,091	7,149	5,206	4,264
Technology and development(1)	9,899	4,888	3,406	1,499	1,098
General and administrative(1)	14,312	8,652	6,195	4,289	3,636
Total operating expenses	35,819	22,631	16,750	10,994	8,998
Operating loss	(15,945)	(6,987)	(5,539)	(2,951)	(5,225)
Interest expense	6,726	609	535	690	577
Other (income) expense, net	(1,487)	671	252	186	146
Loss before income taxes	(21,184)	(8,267)	(6,326)	(3,827)	(5,948)
Income tax expense (benefit)	(7)	(92)	84	92	50
Net loss	$(21,177)	$(8,175)	$(6,410)	$(3,919)	$(5,998)
Net loss attributable to common stockholders	$(21,177)	$(8,175)	$(8,147)	$(3,919)
Net loss per share attributable to common stockholders—basic and diluted(2)	$(1.64)	$(6.23)	$(9.76)	$(5.34)
Weighted average number of shares outstanding used to compute net loss per share attributable to common stockholders—basic and diluted(2)	12,934,477	1,312,019	834,648	734,411

	YEARS ENDED DECEMBER 31,
	2014	2013	2012	2011	2010
Other Financial and Operational Data(3):
Total subscription pets enrolled	218,684	169,570	125,387	88,707	56,738
Monthly adjusted revenue per pet(4)	$44.27	$42.57	$41.99	$41.00	$36.61
Lifetime value of a pet(5)	$590	$612	$557	$500	$385
Average pet acquisition cost(6)	$119	$103	$100	$84	$98
Average monthly retention	98.68%	98.65%	98.51%	98.24%	98.16%
Adjusted EBITDA	$(10,347)	$(4,351)	$(3,904)	$(1,862)	$(4,613)

	AS OF DECEMBER 31,
	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$53,098	$14,939	$4,234	$8,087
Short-term investments	22,371	16,088	10,809	9,370
Working capital	62,111	13,710	7,746	12,689
Total assets	98,306	51,653	27,666	24,863
Warrant liabilities	—	4,900	551	333
Current and long-term debt	14,900	26,099	9,900	9,900
Total liabilities	39,031	52,928	23,015	17,743
Convertible preferred stock	—	31,724	31,724	25,792
Stockholders’ equity (deficit)	59,275	(32,999)	(27,073)	(18,672)

(1)	Includes stock-based compensation expense as follows:

	YEARS ENDED DECEMBER 31,
	2014	2013	2012	2011	2010

Cost of revenue	$315	$230	$109	$65	$23
Sales and marketing	553	677	428	288	249
Technology and development	461	351	268	165	15
General and administrative	2,755	680	629	464	311
Total stock-based compensation expense	$4,084	$1,938	$1,434	$982	$598

(2)
See note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

(3)
For more information about how we calculate total subscription pets enrolled, monthly adjusted revenue per pet, lifetime value of a pet, average pet acquisition cost and average monthly retention, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Metrics.”

(4)
Monthly adjusted revenue per pet is calculated in part based on adjusted revenue, a non-GAAP financial measure, that we define as revenue from our subscription business segment excluding sign-up fee revenue and the change in deferred revenue between periods. For more information about adjusted revenue and a reconciliation of revenue to adjusted revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

(5)
Lifetime value of a pet is calculated in part based on contribution margin, a non-GAAP financial measure, that we define as gross profit from our subscription business segment for the 12 months prior to the period end date excluding stock-based compensation expense related to cost of revenue from our subscription business segment, sign-up fee revenue and the change in deferred revenue between periods. For more information about contribution margin and a reconciliation of gross profit to contribution margin, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

(6)
Average pet acquisition cost is calculated in part based on acquisition cost, a non-GAAP financial measure, that we define as sales and marketing expenses, excluding stock-based compensation expense, net of sign-up fee revenue. For more information about acquisition cost and a reconciliation of sales and marketing expenses to acquisition cost, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview
We are a direct-to-consumer monthly subscription service providing a medical plan for cats and dogs throughout the United States, Canada and Puerto Rico. Our data-driven, vertically-integrated approach enables us to provide pet owners with what we believe is the highest value medical plan available for their pets, priced specifically for each pet’s unique characteristics. Our growing and loyal member base provides us with highly predictable and recurring revenue. We operate our business with a focus on maximizing the lifetime value of each pet while sustaining a favorable ratio of lifetime value relative to acquisition cost.
We operate in two business segments: subscription business and other business. We generate revenue in our subscription business segment primarily from subscription fees for our medical plan, which we actively market to consumers. Our medical plan automatically renews on a monthly basis, and members pay the subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit card, debit card or bank account through automatic funds transfer. Subscription revenue is recognized on a pro rata basis over the monthly enrollment term. We generate revenue in our other business segment primarily from writing policies for other businesses, including policies we write for an unaffiliated general agent and from writing policies under a federal government program. These policies provide different coverage and are subject to materially different terms and conditions than our primary medical plan.
We generate leads for our subscription business through both third-party referrals and online member acquisition channels, which we then convert into members through our website and contact center. Veterinary practices represent our largest referral source. While these referrals accounted for a majority of our enrollments during 2014, we do not pay commissions to or otherwise compensate veterinarians for their referrals. We engage a national referral network of independent contractors who are paid fees based on activity in their regions, which we refer to as our Territory Partners. Our Territory Partners are dedicated to cultivating direct veterinary relationships and building awareness of the benefits that our medical plan offers veterinarians and their clients. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. Our online member acquisition channels serve as important resources for pet owner education and drive new member leads and conversion. We also receive a significant number of new leads from existing members adding pets and referring their friends and family members. We constantly evaluate the effectiveness of our member acquisition channels and marketing initiatives based upon their return on investment, which we measure by comparing the ratio of the lifetime value of a pet generated through each specific channel or initiative to the related acquisition cost.
Our revenue increased from $83.8 million for the year ended December 31, 2013 to $115.9 million for the year ended December 31, 2014, representing 38% year-over-year growth. We have made and expect to continue to make substantial investments in member acquisition and in expanding our operations. For the year ended December 31, 2014, 2013, and 2012, we had a net loss of $21.2 million, $8.2 million, and $6.4 million, respectively. As of December 31, 2014, our accumulated deficit was $57.2 million.
Key Financial and Operating Metrics
We believe that one of the key operating drivers for any online subscription business is the amount of sales and marketing expenses incurred to drive new member acquisition, which typically is evaluated in relation to the lifetime value of the member’s pet. In order to assess this metric, we regularly review a number of financial and operating metrics, including per pet unit economics, to evaluate our subscription business, determine the allocation of resources and make decisions regarding business strategy.

The following tables set forth our key financial and operating metrics for our subscription business for the periods ended December 31, 2014, 2013 and 2012:

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Total subscription pets enrolled (at period end)	218,684	169,570	125,387
Monthly adjusted revenue per pet	$44.27	$42.57	$41.99
Lifetime value of a pet (LVP)	$590	$612	$557
Average pet acquisition cost (PAC)	$119	$103	$100
Average monthly retention	98.68%	98.65%	98.51%
Adjusted EBITDA (in thousands)	$(10,347)	$(4,351)	$(3,904)
Total subscription pets enrolled. Total subscription pets enrolled reflects the number of pets subscribed to our plan at the end of each period presented. We monitor total subscription pets enrolled because it provides an indication of the growth of our business.
Monthly adjusted revenue per pet. Monthly adjusted revenue per pet is calculated as adjusted revenue divided by the total number of subscription pet months in the period. Adjusted revenue, a non-GAAP financial measure, is calculated as subscription business revenue, excluding sign-up fee revenue and the change in deferred revenue. We exclude sign-up fee revenue since it is collected at the time a new pet is enrolled and is used to partially offset initial setup costs, which are included in sales and marketing expenses. We exclude changes in deferred revenue in order to present monthly adjusted revenue per pet in a consistent manner across periods. Total subscription pet months in a period represents the sum of all pets enrolled for each month during the period. We monitor monthly adjusted revenue per pet because it is an indicator of the per unit economics of our business.

Lifetime value of a pet. Lifetime value of a pet (LVP) is calculated in a reporting period as the average monthly contribution margin per pet over the 12 months prior to the period end date, multiplied by the implied average subscriber life in months. The average monthly contribution margin per pet is calculated by dividing gross profit for our subscription business for the period, excluding sign-up fee revenue, the change in deferred revenue and stock based compensation expense recorded in cost of revenue by the number of subscription pet months in the 12-month period. Implied average subscriber life in months is calculated as the quotient obtained by dividing one by one minus the average monthly retention rate. We monitor LVP to assess how much lifetime contribution margin we might expect from new pets over their implied average subscriber life in months and to evaluate the amount of sales and marketing expenses we may want to incur to attract new pet enrollments.
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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of December 31, 2014 is an average of each month’s retention from January 1, 2014 through December 31, 2014. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total subscription pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months and manage our business.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we define as net loss excluding stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, change in fair value of warrant liabilities and income tax expense (benefit). For more information about adjusted EBITDA and a reconciliation of net loss to adjusted EBITDA, see Non-GAAP Financial Measures below.

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
Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry as other companies in our industry may calculate or use non-GAAP financial measures differently. In addition, there are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by other companies and exclude expenses that may have a material impact on our reported financial results. Further, stock-based compensation expense and other items used in the calculation of adjusted EBITDA have been and will continue to be for the foreseeable future significant recurring expenses in our business. The presentation and utilization of non-GAAP financial measures is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge our investors to review the reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures in our consolidated financial statements that is included below, and not to rely on any single financial or operating measure to evaluate our business.
Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company’s non-cash expenses, we believe that providing non-GAAP financial measures such as contribution margin, acquisition cost and adjusted EBITDA that exclude stock-based compensation expense and, in the case of adjusted EBITDA, the change in fair value of warrant liabilities allows for more meaningful comparisons between our operating results from period to period. We exclude sign-up fee revenue from the calculation of both adjusted revenue and contribution margin because we collect it from new members at the time of enrollment and consider it to be an offset to a portion of our sales and marketing expenses. For this reason, we also net sign-up fees with sales and marketing expenses in our calculation of acquisition cost. We exclude changes in deferred revenue from the calculation of both adjusted revenue and contribution margin in order to eliminate fluctuations caused by the timing of pet enrollment during the last month of any particular period in which such measures are being presented or utilized. We exclude the change in fair value of warrant liabilities from our calculation of adjusted EBITDA in order to eliminate fluctuations caused by changes in our stock price. We believe this allows us to calculate and present adjusted revenue, contribution margin and acquisition cost and the related financial measures we derive from them, as well as adjusted EBITDA, in a consistent manner across periods. Our non-GAAP financial measures and the related financial measures we derive from them are important tools for financial and operational decision-making and for evaluating our own operating results over different periods of time.

The following table reflects the reconciliation of adjusted revenue to revenue:

	YEARS ENDED DECEMBER 31,
	2014	2013	2012

	(in thousands)
Revenue	$115,910	$83,829	$55,530
Excluding:
Other business revenue	(10,858)	(7,011)	(178)
Change in deferred revenue	977	1,107	767
Sign-up fee revenue	(1,572)	(1,418)	(1,189)
Adjusted revenue	$104,457	$76,507	$54,930

The following table reflects the reconciliation of contribution margin to gross profit:

	YEARS ENDED DECEMBER 31,
	2014	2013	2012

	(in thousands)
Gross profit	$19,874	$15,644	$11,211
Excluding:
Stock-based compensation expense	315	230	109
Other business segment gross profit	(1,224)	(731)	(44)
Sign-up fee revenue	(1,572)	(1,418)	(1,189)
Change in deferred revenue	977	1,107	767
Contribution margin	$18,370	$14,832	$10,854

The following table reflects the reconciliation of acquisition cost to sales and marketing expenses:

	YEARS ENDED DECEMBER 31,
	2014	2013	2012

	(in thousands)
Sales and marketing expenses	$11,608	$9,091	$7,149
Excluding:
Stock-based compensation expense	(553)	(677)	(428)
Net of:
Sign-up fee revenue	(1,572)	(1,418)	(1,189)
Acquisition cost	$9,483	$6,996	$5,532

The following table reflects the reconciliation of adjusted EBITDA to net loss:

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
	(in thousands)
Net loss	$(21,177)	$(8,175)	$(6,410)
Excluding:
Stock-based compensation expense	4,084	1,938	1,434
Depreciation and amortization expense	1,674	892	349
Interest income	(73)	(102)	(107)
Interest expense	6,726	645	546
Change in fair value of warrant liabilities	(1,574)	543	200
Income tax (benefit) expense	(7)	(92)	84
Adjusted EBITDA	$(10,347)	$(4,351)	$(3,904)

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
Investment in pet acquisition. We have made and plan to continue to make significant investments to grow our member base. Our acquisition cost and the number of new members we enroll depends on a number of factors, including the amount we elect to invest in sales and marketing activities in any particular period in the aggregate and by channel, effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied and in the future may significantly vary from period to period based upon specific marketing initiatives and the actual or expected relationship to LVP. For example, veterinary trade show costs have traditionally increased our average pet acquisition costs in the first quarter of each year and the timing of our Territory Partner conference can also increase our average pet acquisition cost in a given period. We also may periodically test new member acquisition channels and marketing initiatives, such as television advertising, each of which impacts our average pet acquisition cost. We plan to expand the number of Territory Partners and their associates, which is likely to increase our average pet acquisition cost. We continually assess our sales and marketing activities by monitoring the ratio of LVP to PAC.
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

Other business segment. Our other business segment includes revenue and expenses related to our writing of policies for an unaffiliated general agent. This relationship can be canceled by the unaffiliated general agent with 360 days’ notice and we are unlikely to be able to replace it with a similar contract quickly, if at all. A cancellation of this contract would result in the policies and revenue being run off over a period of 12 months and could have a material impact on our results of operations. Our other business segment also includes revenue and expenses related to policies written under a federal government program. We may enter into additional relationships to the extent we believe they will be profitable to us, which could also impact our operating results.

Basis of Presentation
General
We operate in two business segments: subscription business and other business. Our subscription business segment includes revenue and expenses related to monthly subscriptions for our medical plan. Our other business segment includes revenue and expenses related to our other operations, including the writing of policies for an unaffiliated general agent and policies written under a federal government program. We report our financial information in accordance with U.S. GAAP.
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
We generate revenue in our other business segment primarily from writing policies for an unaffiliated general agent that offers pet insurance and from writing policies under a federal government program. Revenue from our other business segment is recognized on a pro rata basis over the enrollment term for each policy.
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
Other cost of revenue
Other cost of revenue for our subscription business segment includes direct and indirect member service expenses, renewal fees to our independent referral network, credit card transaction fees and premium tax expenses. Other cost of revenue for our other business segment includes the commission we pay to the unaffiliated general agent.
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
General and Administrative
General and administrative expenses consist primarily of personnel costs and related expenses for our finance, actuarial, human resources, general management functions, as well as facilities and professional services. We have recently incurred additional expenses as a result of expanding our management team and becoming a public company, and expect to continue to incur additional expenses associated with being a public company, including higher legal, corporate insurance and accounting expenses. We expect general and administrative expenses to increase in absolute dollars and decrease as a percentage of revenue over time.

Results of Operations
The following tables set forth our results of operations for the periods presented both in absolute dollars and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	YEARS ENDED
	DECEMBER 31,
	2014	2013	2012

	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscription business	$105,052	$76,818	$55,352
Other business	10,858	7,011	178
Total revenue	115,910	83,829	55,530
Cost of revenue:
Subscription business(1)	86,402	61,905	44,185
Other business	9,634	6,280	134
Total cost of revenue	96,036	68,185	44,319
Gross profit:
Subscription business	18,650	14,913	11,167
Other business	1,224	731	44
Total gross profit	19,874	15,644	11,211
Operating expenses:
Sales and marketing(1)	11,608	9,091	7,149
Technology and development(1)	9,899	4,888	3,406
General and administrative(1)	14,312	8,652	6,195
Total operating expenses	35,819	22,631	16,750
Operating loss	(15,945)	(6,987)	(5,539)
Interest expense	6,726	609	535
Other (income) expense, net	(1,487)	671	252
Loss before income taxes	(21,184)	(8,267)	(6,326)
Income tax (benefit) expense	(7)	(92)	84
Net loss	$(21,177)	$(8,175)	$(6,410)

(1)	Includes stock-based compensation expense as follows:

	YEARS ENDED
	DECEMBER 31,
	2014	2013	2012

	(in thousands)
Cost of revenue	$315	$230	$109
Sales and marketing	553	677	428
Technology and development	461	351	268
General and administrative	2,755	680	629
Total stock-based compensation expense	$4,084	$1,938	$1,434

	YEARS ENDED
	DECEMBER 31,
	2014	2013	2012

Revenue	100%	100%	100%
Cost of revenue	83	81	80
Gross profit	17	19	20
Operating expenses:
Sales and marketing	10	11	13
Technology and development	9	6	6
General and administrative	12	10	11
Total operating expenses	31	27	30
Operating loss	(14)	(8)	(10)
Interest expense	5	1	1
Other (income) expense, net	(1)	1	1
Loss before income taxes	(18)	(10)	(12)
Income tax (benefit) expense	—	—	—
Net loss	(18)%	(10)%	(12)%

	YEARS ENDED
	DECEMBER 31,
	2014	2013	2012

Subscription business revenue	100%	100%	100%
Subscription business cost of revenue	82	81	80
Subscription business gross profit	18%	19%	20%

Comparison of the years ended December 31, 2014, 2013 and 2012
Revenue

	YEARS ENDED DECEMBER 31,			2014 TO 2013 % CHANGE	2013 TO 2012 % CHANGE
	2014	2013	2012

	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$105,052	$76,818	$55,352	37%	39%
Other business	10,858	7,011	178	55	NM
Total revenue	$115,910	$83,829	$55,530	38	51
Percentage of Revenue by Segment:
Subscription business	91%	92%	100%
Other business	9	8	—
Total revenue	100%	100%	100%
Subscription Business:
Total subscription pets enrolled	218,684	169,570	125,387	29	35
Monthly adjusted revenue per pet	$44.27	$42.57	$41.99	4	1
Average monthly retention	98.68%	98.65%	98.51%

Year ended December 31, 2014 compared to year ended December 31, 2013. Total revenue increased by $32.1 million to $115.9 million for the year ended December 31, 2014, or 38%. Revenue from our subscription business segment increased by $28.2 million to $105.1 million for the year ended December 31, 2014, or 37%. This increase in subscription business revenue primarily was due to a 29% increase in total subscription pets enrolled as of December 31, 2014 compared to December 31, 2013. Adjusted revenue per pet increased from $42.57 to $44.27, or 4%, for the same period, due to pricing increases. The impact of the increase in revenue was partially offset by an approximate $2.1 million impact of foreign exchange rates on our Canadian revenue. Revenue from our other business segment increased $3.8 million to $10.9 million for the year ended December 31, 2014, as a result of the remaining policies written for the unaffiliated general agent being transferred to us from its previous insurance company, whereas only a portion of such policies had been transferred from its previous insurance company during the year ended December 31, 2013. Included in the increase in our other business revenue is $0.9 million related to medical plans under a federal government program that started in March 2014.
Year ended December 31, 2013 compared to year ended December 31, 2012. Total revenue increased by $28.3 million to $83.8 million for the year ended December 31, 2013, or 51%. Revenue for our subscription business segment increased by $21.5 million to $76.8 million for the year ended December 31, 2013, or 39%. This increase in subscription business revenue was primarily due to a 35% increase in total subscription pets enrolled as of December 31, 2013 compared to December 31, 2012 and a slight increase in monthly adjusted revenue per pet during this period due primarily to increases in our pricing. The impact of these price increases was partially offset by a higher percentage of newly enrolled pets in the United States as compared to Canada, which have a lower monthly adjusted revenue per pet, and an approximate $0.8 million impact of foreign exchange rates on our Canadian revenue. Revenue from our other business segment increased $6.8 million to $7.0 million for the year ended December 31, 2013. We began generating revenue in our other business segment in November 2012 by writing policies for an unaffiliated general agent.

Cost of Revenue

	YEARS ENDED DECEMBER 31,			2014 TO 2013 % CHANGE	2013 TO 2012 % CHANGE
	2014	2013	2012

	(in thousands, except percentages)
Cost of Revenue:
Subscription business:
Claims expenses	$75,397	$53,787	$37,773	40%	42%
Other cost of revenue	11,005	8,118	6,412	36	27
Total cost of revenue	86,402	61,905	44,185
Gross profit	18,650	14,913	11,167	25	34%
Other business:
Claims expenses	4,516	2,850	83	58	NM
Other cost of revenue	5,118	3,430	51	49	NM
Total cost of revenue	9,634	6,280	134
Gross profit	1,224	731	44
Percentage of Revenue by Segment:
Subscription business:
Claims expenses	72%	70%	68%
Other cost of revenue	10	11	12
Total cost of revenue	82	81	80
Gross profit	18	19	20
Other business:
Claims expenses	42	41	47
Other cost of revenue	47	49	29
Total cost of revenue	89	90	76
Gross profit	11	10	24
Year ended December 31, 2014 compared to year ended December 31, 2013. Cost of revenue for our subscription business segment was $86.4 million, or 82% of revenue, for the year ended December 31, 2014, compared to $61.9 million, or 81% of revenue, for the year ended December 31, 2013. This $24.5 million increase in subscription cost of revenue primarily was the result of an increase in claims expenses, which were 72% of revenue for the year ended December 31, 2014, compared to 70% of revenue for the year ended December 31, 2013. We have in the past and expect in the future to experience changes in the claims ratio from quarter to quarter. During 2014, the claims expense ratio was higher than our historical average due to a higher frequency of claims than previous periods, which primarily was driven by the implementation of several key initiatives designed to improve our member experience. We expect that the claims expense ratio and the cost of revenue as a percent of revenue will continue to be elevated during 2015 as price increases are generally implemented on our members’ annual anniversary dates. In addition, compensation expense and related costs increased by $1.7 million due to a 43% increase in employee headcount to service our growth and improve our member experience.

Cost of revenue for our other business segment increased $3.4 million to $9.6 million for the year ended December 31, 2014. This increase is primarily a result of having the full business for the unaffiliated general agent for the entire twelve months of 2014, whereas the policies were in the process of being transferred from the previous insurance company over the first ten months of 2013, as well as the addition of a government program that began in 2014.

Year ended December 31, 2013 compared to year ended December 31, 2012. Cost of revenue for our subscription business segment increased $17.7 million to $61.9 million for the year ended December 31, 2013, or 40%. This increase was primarily a result of the $16.0 million increase in claims expenses resulting from the 35% increase in enrolled pets, offset by a $0.5 million benefit from fluctuating foreign exchange rates on our Canadian dollar-denominated payments to Canadian members. Other cost of revenue decreased as a percentage of revenue due to economies of scale resulting from the timing of a headcount increase in 2012, which we made in anticipation of continued growth in 2013.
Cost of revenue for our other business segment increased $6.1 million to $6.3 million for the year ended December 31, 2013 due to increased business with the unaffiliated general agent.
Sales and Marketing Expenses

	YEARS ENDED DECEMBER 31,			2014 TO 2013 % CHANGE	2013 TO 2012 % CHANGE
	2014	2013	2012

	(in thousands, except percentages and per pet data)
Sales and marketing	$11,608	$9,091	$7,149	28%	27%
Percentage of total revenue	10%	11%	13%

Subscription Business:
Average pet acquisition cost (PAC)	$119	$103	$100	16	3
Year ended December 31, 2014 compared to year ended December 31, 2013. Sales and marketing expenses increased $2.5 million to $11.6 million for the year ended December 31, 2014, or 28%. The increase in sales and marketing expenses was primarily due to an increase of $0.7 million in expenditures related to new and expanded online marketing initiatives, a $0.7 million increase in print advertising and brand development and a $0.6 million increase related to developing our territory partner network. Additionally, compensation related costs increased $0.3 million due to increased headcount. Finally, commissions to our territory partners increased $0.2 million based on increased enrollments.
Year ended December 31, 2013 compared to year ended December 31, 2014. Sales and marketing expenses increased $1.9 million to $9.1 million for the year ended December 31, 2013, or 27%. The increase in sales and marketing expenses was primarily due to a $1.4 million increase in salaries and related employee expenses resulting from an 8% increase in sales and marketing headcount from December 31, 2012 to December 31, 2013 and an increase of $0.5 million in expenditures related to new and expanded sales and marketing initiatives. The decrease as a percentage of revenue in part reflects the impact of recurring revenue from existing members.
Technology and Development Expenses

	YEARS ENDED DECEMBER 31,			2014 TO 2013 % CHANGE	2013 TO 2012 % CHANGE
	2014	2013	2012

	(in thousands, except percentages)
Technology and development	$9,899	$4,888	$3,406	103%	44%
Percentage of total revenue	9%	6%	6%

Year ended December 31, 2014 compared to year ended December 31, 2013. Technology and development expenses increased $5.0 million to $9.9 million for the year ended December 31, 2014, or 103%. The increase was primarily due to a $4.2 million increase in compensation expense and related cost, resulting from increased headcount as we made investments in new technology and infrastructure, and a $0.5 million increase in system hosting to support our infrastructure growth. In addition, $0.2 million of the total increase was due to software licenses and fees as a result of our company growth. Total expenses, net of capitalization, in technology related to claims processing improvements were $4.7 million in 2014 and $1.4 million in 2013.

Year ended December 31, 2013 compared to year ended December 31, 2012. Technology and development expenses increased $1.5 million to $4.9 million for the year ended December 31, 2013, or 44%. The increase was primarily due to a $1.5 million increase in compensation expense and related costs as a result of increased headcount as we made investments in technology infrastructure and new technology related to claims processing improvements. Total expenses, net of capitalization, in technology related to claims processing improvements were $1.4 million in 2013 and $1.0 million in 2012.

General and Administrative Expenses

	YEARS ENDED DECEMBER 31,			2014 TO 2013 % CHANGE	2013 TO 2012 % CHANGE
	2014	2013	2012

	(in thousands, except percentages)
General and administrative	$14,312	$8,652	$6,195	65%	40%
Percentage of total revenue	12%	10%	11%
Year ended December 31, 2014 compared to year ended December 31, 2013. General and administrative expenses increased $5.7 million to $14.3 million for the year ended December 31, 2014, or 65%. The increase in general and administrative expenses was primarily due to the recognition of stock-based compensation expense that was contingent upon our IPO of $1.4 million. Salaries and related expenses increased $1.8 million due to increased headcount to support our growth, transition to being a public company and a severance agreement with a former employee. Additionally, regulatory expenses increased $0.5 million due to contingent regulatory matters and we incurred $0.8 million related to public company readiness activities.
Year ended December 31, 2013 compared to year ended December 31, 2012. General and administrative expenses increased $2.5 million to $8.7 million for the year ended December 31, 2013, or 40%. We moved our U.S. operations to a new facility during the third quarter of 2012, resulting in a $0.5 million increase in facilities and related expenses during 2013. Additionally, employee compensation and related expenses increased $0.4 million as we increased headcount primarily in our actuarial, legal and accounting departments and incurred other expenses in preparation for an IPO. We also incurred $0.4 million related to public company readiness activities.
Other (Income) Expense, Net

	YEARS ENDED DECEMBER 31,
	2014	2013	2012

	(in thousands)
Interest expense	$6,726	$609	$535
Other (income) expense, net	(1,487)	671	252
Total other expense, net	$5,239	$1,280	$787
Year ended December 31, 2014 compared to year ended December 31, 2013. Other expense, net for the year ended December 31, 2014 increased $4.0 million to $5.2 million. The increase was primarily due to the expensing of unamortized debt discounts associated with the repayment of debt, partially offset by income from the revaluation of warrants classified as liabilities in our consolidated balance sheet during 2014.
Year ended December 31, 2013 compared to year ended December 31, 2012. Other expenses, net increased $0.5 million to $1.3 million for the year ended December 31, 2013. This increase was primarily due to the revaluation of warrants classified as liabilities in our consolidated balance sheet.

Quarterly Results of Operations
The following tables set forth selected unaudited quarterly statements of operations data for the last eight fiscal quarters. The unaudited interim financial statements for each of these quarters have been prepared on the same basis as the audited financial statements included elsewhere in this prospectus and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present a fair statement of our results of operations and financial position for these periods. This data should be read in conjunction with the audited consolidated financial statements and accompanying notes included elsewhere in this prospectus. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	THREE MONTHS ENDED
	DEC. 31, 2014	SEPT. 30, 2014	JUN. 30, 2014	MAR. 31, 2014	DEC. 31, 2013	SEPT. 30, 2013	JUN. 30, 2013	MAR. 31, 2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscription business	$29,087	$27,517	$25,359	$23,089	$21,426	$20,007	$18,368	$17,017
Other business	2,781	2,795	2,731	2,551	2,585	2,127	1,474	825
Total revenue	31,868	30,312	28,090	25,640	24,011	22,134	19,842	17,842
Cost of revenue:
Subscription business(1)	23,876	23,404	20,518	18,602	17,617	16,117	14,698	13,473
Other business	2,468	2,463	2,422	2,282	2,306	1,898	1,315	761
Total cost of revenue	26,344	25,867	22,940	20,884	19,923	18,015	16,013	14,234
Gross profit:
Subscription business	5,211	4,113	4,841	4,487	3,809	3,890	3,670	3,544
Other business	313	332	309	269	279	229	159	64
Total gross profit	5,524	4,445	5,150	4,756	4,088	4,119	3,829	3,608
Operating expenses:
Sales and marketing(1)	3,218	2,934	2,810	2,646	2,238	2,013	2,268	2,572
Technology and development(1)	2,614	2,532	2,553	2,200	1,697	1,156	1,152	883
General and administrative(1)	3,850	4,385	3,292	2,786	2,670	2,033	2,022	1,927
Total operating expenses	9,682	9,851	8,655	7,632	6,605	5,202	5,442	5,382
Operating loss	(4,158)	(5,406)	(3,505)	(2,876)	(2,517)	(1,083)	(1,613)	(1,774)
Interest expense	103	5,155	726	736	203	148	138	120
Other (income) expense, net	58	(2,066)	(759)	1,286	489	(7)	78	111
Loss before income taxes	(4,319)	(8,495)	(3,472)	(4,898)	(3,209)	(1,224)	(1,829)	(2,005)
Income tax (benefit) expense	(43)	14	7	15	(6)	(2)	(5)	(79)
Net loss	$(4,276)	$(8,509)	$(3,479)	$(4,913)	$(3,203)	$(1,222)	$(1,824)	$(1,926)

	PERIOD ENDED
	DEC. 31, 2014	SEPT. 30, 2014	JUN. 30, 2014	MAR. 31, 2014	DEC. 31, 2013	SEPT. 30, 2013	JUN. 30, 2013	MAR. 31, 2013
Other Financial and Operational Data(2):
Total subscription pets enrolled	218,684	207,843	194,617	181,634	169,570	160,065	147,868	136,027
Monthly adjusted revenue per pet(3)	$44.88	$44.98	$43.90	$43.12	$43.07	$42.59	$42.21	$42.30
Lifetime value of a pet(4)	$590	$584	$605	$610	$611	$617	$641	$604
Average pet acquisition cost(5)	$141	$113	$113	$111	$105	$80	$99	$132
Average monthly retention	98.68%	98.67%	98.65%	98.65%	98.65%	98.64%	98.62%	98.56%
Adjusted EBITDA(6)	$(2,903)	$(2,908)	$(2,459)	$(2,079)	$(1,780)	$(378)	$(985)	$(1,208)
(1) Includes stock-based compensation as follows, which may differ slightly from annual amounts due to rounding:

	THREE MONTHS ENDED
	DEC. 31, 2014	SEPT. 30, 2014	JUN. 30, 2014	MAR. 31, 2014	DEC. 31, 2013	SEPT. 30, 2013	JUN. 30, 2013	MAR. 31, 2013
	(in thousands)
Cost of revenue	$91	$78	$64	$81	$85	$57	$48	$40
Sales and marketing	147	115	144	149	185	147	202	143
Technology and development	155	110	98	98	103	83	94	71
General and administrative	497	1,698	320	239	201	191	141	147

(2)
For more information about how we calculate total subscription pets enrolled, monthly adjusted revenue per pet, lifetime value of a pet, average pet acquisition cost and average monthly retention, see “—Key Financial and Operating Metrics.”

(3)
Monthly adjusted revenue per pet is calculated in part based on adjusted revenue, a non-GAAP financial measure, that we define as revenue from our subscription business segment excluding sign-up fee revenue and the change in deferred revenue between periods. For more information about adjusted revenue, see “—Non-GAAP Financial Measures.”

(4)
Lifetime value of a pet is calculated in part based on contribution margin, a non-GAAP financial measure, that we define as gross profit from our subscription business segment for the 12 months prior to the period end date excluding stock-based compensation expense related to cost of revenue from our subscription business segment, sign-up fee revenue and the change in deferred revenue between periods. For more information about contribution margin, see “—Non-GAAP Financial Measures.”

(5)
Average pet acquisition cost is calculated in part based on acquisition cost, a non-GAAP financial measure, that we define as sales and marketing expenses, excluding stock-based compensation expense, net of sign-up fee revenue. For more information about acquisition cost, see “—Non-GAAP Financial Measures.”

(6)
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss excluding stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, change in fair value of warrant liabilities and income tax expense (benefit). For more information about adjusted EBITDA, see “—Non-GAAP Financial Measures.”

	THREE MONTHS ENDED
	DEC. 31, 2014	SEPT. 30, 2014	JUN. 30, 2014	MAR. 31, 2014	DEC. 31, 2013	SEPT. 30, 2013	JUN. 30, 2013	MAR. 31, 2013
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	83	85	82	81	83	81	81	80
Gross profit	17	15	18	19	17	19	19	20
Operating expenses:
Sales and marketing	10	10	10	10	9	9	11	14
Technology and development	8	8	9	9	7	5	6	5
General and administrative	12	14	12	11	11	9	10	11
Total operating expenses	30	32	31	30	27	23	27	30
Operating loss	(13)	(18)	(12)	(11)	(10)	(4)	(8)	(10)
Interest expense	—	17	3	3	1	1	1	1
Other (income) expense, net	—	(7)	(3)	5	2	—	—	1
Loss before income taxes	(13)	(28)	(12)	(19)	(13)	(5)	(9)	(12)
Income tax (benefit) expense	—	—	—	—	—	—	—	—
Net loss	(13)%	(28)%	(12)%	(19)%	(13)%	(5)%	(9)%	(12)%

	THREE MONTHS ENDED
	DEC. 31, 2014	SEPT. 30, 2014	JUN. 30, 2014	MAR. 31, 2014	DEC. 31, 2013	SEPT. 30, 2013	JUN. 30, 2013	MAR. 31, 2013
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%	100%	100%	100%	100%
Subscription business cost of revenue	82	85	81	81	82	81	80	79
Subscription business gross profit	18%	15%	19%	19%	18%	19%	20%	21%

The following table reflects the reconciliation of adjusted revenue to revenue:

	THREE MONTHS ENDED
	DEC. 31, 2014	SEPT. 30, 2014	JUN. 30, 2014	MAR. 31, 2014	DEC. 31, 2013	SEPT. 30, 2013	JUN. 30, 2013	MAR. 31, 2013
	(in thousands)
Revenue	$31,868	$30,312	$28,090	$25,640	$24,011	$22,134	$19,842	$17,842
Excluding:
Other business revenue	(2,781)	(2,795)	(2,731)	(2,551)	(2,585)	(2,127)	(1,474)	(825)
Change in deferred revenue	247	385	84	262	452	314	218	124
Sign-up fee revenue	(363)	(425)	(407)	(377)	(345)	(386)	(356)	(332)
Adjusted revenue	$28,971	$27,477	$25,036	$22,974	$21,533	$19,935	$18,230	$16,809

The following table reflects the reconciliation of contribution margin to gross profit:

	TWELVE MONTHS ENDED
	DEC. 31, 2014	SEPT. 30, 2014	JUN. 30, 2014	MAR. 31, 2014	DEC. 31, 2013	SEPT. 30, 2013	JUN. 30, 2013	MAR. 31, 2013
	(in thousands)
Gross Profit	$19,874	$18,439	$18,113	$16,792	$15,644	$14,788	$14,263	$12,841
Excluding:
Stock-based compensation expense	315	309	287	270	230	171	143	123
Other business segment gross profit	(1,224)	(1,189)	(1,086)	(935)	(731)	(496)	(267)	(108)
Change in deferred revenue	977	1,183	1,111	1,246	1,107	874	761	725
Sign-up fee revenue	(1,572)	(1,554)	(1,514)	(1,464)	(1,418)	(1,356)	(1,285)	(1,229)
Contribution margin	$18,370	$17,188	$16,911	$15,909	$14,832	$13,981	$13,615	$12,352

The following table reflects the reconciliation of acquisition cost to sales and marketing expenses:

	THREE MONTHS ENDED
	DEC. 31, 2014	SEPT. 30, 2014	JUN. 30, 2014	MAR. 31, 2014	DEC. 31, 2013	SEPT. 30, 2013	JUN. 30, 2013	MAR. 31, 2013
	(in thousands)
Sales and marketing expenses	$3,218	$2,934	$2,810	$2,646	$2,238	$2,013	$2,268	$2,572
Excluding:
Stock-based compensation expense	(147)	(115)	(144)	(149)	(185)	(147)	(202)	(143)
Net of:
Sign-up fee revenue	(363)	(425)	(407)	(377)	(345)	(386)	(356)	(332)
Acquisition cost	$2,708	$2,394	$2,259	$2,120	$1,708	$1,480	$1,710	$2,097

The following table reflects the reconciliation of adjusted EBITDA to net loss:

	THREE MONTHS ENDED
	DEC. 31, 2014	SEPT. 30, 2014	JUN. 30, 2014	MAR. 31, 2014	DEC. 31, 2013	SEPT. 30, 2013	JUN. 30, 2013	MAR. 31, 2013
	(in thousands)
Net loss	$(4,276)	$(8,509)	$(3,479)	$(4,913)	$(3,203)	$(1,222)	$(1,824)	$(1,926)
Excluding:
Stock-based compensation expense	890	2,001	626	567	574	478	485	401
Depreciation and amortization expense	441	505	419	309	229	243	214	206
Interest (income)	(18)	(20)	(18)	(18)	(13)	(32)	(27)	(30)
Interest expense	103	5,155	726	742	225	154	144	122
Change in fair value of warrant liabilities	—	(2,054)	(740)	1,219	414	3	28	98
Income tax (benefit) expense	(43)	14	7	15	(6)	(2)	(5)	(79)
Adjusted EBITDA	$(2,903)	$(2,908)	$(2,459)	$(2,079)	$(1,780)	$(378)	$(985)	$(1,208)

Liquidity and Capital Resources
Since inception, we have financed our operations and met capital requirements primarily through the sale of equity securities and from borrowings. Our principal uses of cash are paying claims, funding operations and capital requirements, investing in new member acquisition and enhancements to our member experience and servicing debt. In July 2014, we closed our IPO, pursuant to which we sold 8,193,750 shares of common stock at an offering price of $10.00 per share. We received net proceeds of approximately $72.8 million.
Sources of Funds
As of December 31, 2014, we had cash and cash equivalents of $53.1 million and short-term investments of $22.4 million. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations and statutory capital requirements for at least the next 12 months. From time to time, we may explore additional financing, which could include equity, equity-linked and debt financing. However, there can be no assurance that any additional financing will be available to us on acceptable terms, or at all.

Long-Term Debt
Square 1 Bank Loan and Security Agreement
In April 2007, we entered into a loan and security agreement with Square 1 Bank (Square 1), which we amended and restated in August 2012 and most recently amended in December 2014. We refer to this amended and restated loan and security agreement as our Square 1 credit facility. The Square 1 credit facility provides for a revolving line of credit, under which we may take advances up to $20.0 million. The maximum amount for borrowing under the Square 1 credit facility, inclusive of any amounts outstanding under the revolving line of credit and the term loan, is the lesser of $20.0 million or the total amount of cash and securities held by our subsidiary, American Pet Insurance Company, less up to $0.5 million for obligations we may have outstanding from Square 1 for other ancillary services.
Interest on the revolving line of credit accrues at a variable annual rate equal to the greater of 5.0% or 1.5% plus the prime rate. The revolving line of credit matures in July 2016, at which time it will need to be renewed or all amounts outstanding under it, including accrued interest, will become immediately due and payable.
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
The Square 1 credit facility also requires us to maintain certain non-financial covenants, including those that restrict our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, permit withdrawals from APIC (with certain exceptions) and conduct operations in certain of our Canadian subsidiaries. As of December 31, 2014, we were in compliance with each of the financial and non-financial covenants.

Our obligations under the Square 1 credit facility are secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of December 31, 2014, our aggregate borrowings outstanding and under the Square 1 credit facility were $14.9 million.
Regulation
As of December 31, 2014, APIC held $22.4 million in investments and $7.8 million in other current assets. Most of the assets in this entity are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate and cannot be transferred outside of that subsidiary without prior approval from regulatory authorities. As of December 31, 2014, total assets and liabilities held outside of APIC totaled $67.2 million and $23.7 million, respectively.

The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of the National Association of Insurance Commissioners. The requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. Our insurance entity must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. As of December 31, 2014, APIC was required to maintain at least $22.6 million of risk-based capital to avoid this additional regulatory oversight. As of that date, APIC maintained $23.7 million of risk-based capital. The NY DFS may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow.
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
New York laws also restrict the ability of APIC to pay dividends to our parent holding company. The dividend restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. In general, dividends or distributions that, in the aggregate in any 12-month period exceed the lesser of (i) 10% of surplus as of the preceding December 31 or (ii) the insurer’s adjusted net investment income for such 12-month period ended the preceding December 31, not including realized capital gains, are subject to approval by regulatory authorities. As of December 31, 2014, less than $0.1 million was able to be paid in the form of a dividend from APIC to our parent holding company without prior approval from regulatory authorities. Furthermore, effective January 1, 2015, due to our newly formed segregated account in Bermuda as part of our restructured relationship with Omega General Insurance Company, we are also subject to certain Canadian and Bermudian laws, as applicable at any given time. Additionally, effective January 1, 2015, in order to meet regulatory requirements in both Canada and Bermuda, we are required to fund a Canadian Trust account with the greater of C$2.0 million or 115% of unearned Canadian premium plus 15% of outstanding Canadian claims, including all incurred by not reported claims as well as required capital of C$1.3 million.
Investments
As of December 31, 2014, we had $23.3 million of short-term and long-term investments. These investments are held to satisfy statutory requirements. The majority of our investments are highly rated U.S. treasury securities, certificates of deposit, and U.S. government funds. In addition we have one investment in a municipal bond which is insured by a third-party insurance company with a rating of "A2" with Moody’s. The unused proceeds from our IPO are currently held primarily in money market funds.

Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated:

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Net cash used in operating activities	$(10,801)	$(1,023)	$(1,543)
Net cash used in investing activities	(11,926)	(5,997)	(4,544)
Net cash provided by financing activities	60,863	17,551	2,274
Effect of exchange rates on cash	23	174	(40)
Net change in cash and cash equivalents	$38,159	$10,705	$(3,853)
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
Net cash used in operating activities for the year ended December 31, 2014 consisted of our net loss of $21.2 million reduced by non-cash expenses, including stock-based compensation of $4.1 million and the amortization of the debt discount of $5.0 million as well as changes in our operating assets and liabilities of $1.1 million, which were primarily driven by an increase in claims paid, increased spend on marketing and technology initiatives, as well as an increase in prepaid assets due to advance payment insurance. These increases in cash used in operating activities were partially offset by increased revenue due to enrollment growth and higher adjusted revenue per pet.
Net cash used in operating activities for 2013 consisted of our net loss of $8.2 million and changes in our operating assets and liabilities of $3.6 million, which were primarily driven by increased receivables related to writing policies for an unaffiliated managing general agent, which began in November 2012 and increased until November 2013 as the unaffiliated managing general agent transitioned its business from the company that previously wrote its policies. This was partially offset by non-cash expense items including stock-based compensation of $1.9 million, depreciation and amortization of $0.9 million and expense relating to the remeasurement of warrant liabilities to fair value of $0.5 million.
Net cash used in operating activities for 2012 consisted of our net loss of $6.4 million and changes in our operating assets and liabilities of $2.8 million, which were partially offset by non-cash expense items including stock-based compensation of $1.4 million.
Investing Cash Flows
Net cash used in investing activities for each of the periods presented was primarily related to the net purchase of investments to increase our statutory capital. We expect to continue increasing our statutory capital as we expand our operations. In addition, we made investments in software to be used internally for our technology initiatives and purchased other fixed assets related to our operations.
Financing Cash Flows
Historically, we have funded our operations through the issuance of common and preferred stock and the incurrence of indebtedness. In July 2014, we completed our IPO, pursuant to which we sold 8,193,750 shares of common stock at an offering price of $10.00 per share
For the year ended December 31, 2014, net cash provided by financing activities included the net proceeds from our IPO of $72.8 million, debt financing of $17.0 million and the release of restricted cash of $3.0 million. Net cash used in financing activities consisted primarily of debt repayments of $32.0 million.
For 2013, net cash provided by financing activities consisted of the incurrence of an aggregate of $20.0 million of borrowings under our revolving line of credit and term loans. Of this amount, $3.0 million was designated as restricted cash at December 31, 2013. In addition, we received $0.6 million in proceeds from the exercise of stock options.
For 2012, net cash provided by financing activities consisted of the issuance of $6.9 million of Series C convertible preferred stock and $0.5 million in proceeds from the exercise of stock options, offset by $2.3 million for the repurchase of common stock and $2.7 million for the redemption of Series A and Series B convertible preferred stock.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. Our contractual cash obligations as of December 31, 2014 are set forth below.

	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-term debt obligations, including interest	$16,018	$745	$15,273	$—	$—
Operating lease obligations	1,219	766	453	—	—
Other obligations	521	101	252	102	66

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
Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies and estimates include those related to:

•	stock-based compensation and warrant liabilities;

•	income taxes; and

•	claims reserve.
Stock-Based Compensation and Warrant Liabilities
Compensation expense related to stock-based transactions, including employee and non-employee stock option awards, is measured and recognized in the financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton option-pricing model. The stock-based compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards, which are generally four years. All of our stock-based awards have been for instruments tied to our common stock.
All warrants were classified as liabilities as of December 31, 2013 and until July 2014, as they were for redeemable shares and contained terms that allowed for the modification of the exercise price or the number of shares issuable upon exercise. Warrants to purchase shares of common stock and convertible preferred stock were recorded as a discount on the related debt and as a liability at fair value on the date of issuance. The fair value of the award was estimated on the grant date using the Black-Scholes-Merton option-pricing model. The discount on debt was accreted to interest expense using the effective interest method over the term of the related loan until payoff in July 2014, at which point the remaining discount on debt was amortized. The warrant liability was revalued each period and recorded at fair value as of the period end date with any gain or loss in value recorded in other expense, net in our consolidated statement of operations until the warrants were redeemed or the modification terms were settled in July 2014.
Key assumptions. Our Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying stock, the expected volatility of the price of our stock, the expected term of the option or warrant, risk-free interest rates and the expected dividend yield of our stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based expense could be materially different in the future. These assumptions are estimated as follows:

•
Fair value of our stock—Because our stock was not publicly traded prior to our IPO, we estimated the fair value of our stock, as discussed in “—Pre-IPO Stock valuations.” Upon the completion of our IPO, our common stock was valued by reference to the publicly traded price of our common stock.

•
Expected volatility—As we do not have a significant trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historic price volatility for identified peers based on daily price observations over a period equivalent to the expected term of the stock option grants and warrant issuances. We did not rely on implied volatilities of traded options or warrants in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own share price becomes available.

•
Expected term—The expected term represents the period that our stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock-based awards granted, we have based our expected term for awards issued to employees on the simplified method, which represents the average period from vesting to the expiration of the stock option. The expected term for warrants is equal to the contract term.

•	Risk-free interest rate—The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•
Expected dividend yield—We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

In addition to the assumptions used in the Black-Scholes-Merton option-pricing model, the amount of stock option expense we recognize in our consolidated statements of operations includes an estimate of stock option forfeitures. Estimated forfeitures did not have a material impact on our assumptions in 2014, 2013 or 2012.
Pre-IPO Stock valuations. Prior to our IPO, the fair value of the stock underlying our stock options and warrants was determined by our board of directors, which intended all instruments granted to be exercisable at a price per share not less than the per share fair value of our stock underlying those instruments on the date of award. The valuations of our stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions we used in the valuation model are based on future expectations combined with management’s judgment. In the absence of a public trading market, our board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our stock, including the following factors:

•	contemporaneous valuations performed by independent third-party specialists;

•	the rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;

•	lack of marketability on our common stock;

•	actual operating and financial performance;

•	current business conditions and projections;

•	the prices of preferred stock sold to third-party investors in arms-length transactions;

•	prices of common stock sold between third parties in arms-length transactions;

•	ongoing enhancements to our service;

•	trends and developments in our industry;

•	the market performance of comparable publicly traded companies;

•	likelihood of achieving a liquidity event, such as an IPO; and

•	U.S. and global economic and capital market conditions.
Income Taxes
We use the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when such assets and liabilities are recovered or settled. We determine deferred tax assets including net operating losses (NOLs) and liabilities, based on temporary differences between the book and tax bases of assets and liabilities. We believe that it is currently more likely than not that our deferred tax assets will not be realized, and as such, a full valuation allowance is required. In addition, utilization of NOLs and credits to offset future income subject to taxes may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, and similar state provisions. We have not performed a significant analysis to determine whether a qualifying change in ownership that would limit the utilization of our NOLs has taken place.
Claims Reserve
Our claims reserve represents estimated claims and claim settlement costs with respect to covered claims that have occurred as of the balance sheet date. The liabilities for claims and claim adjustment expenses are recorded at the estimated ultimate payment amounts. Estimated ultimate payment amounts are based upon a number of factors, including claims information received from members and estimates of incurred but not reported claims. Historical claims data as well as expected developments in the industry, internal claims adjustment expense forecasts, and the economy as a whole are considered by our team of pet medical insurance actuaries when developing our claims reserve.
In establishing estimates for these factors, we must make various assumptions regarding frequency and severity of claims, length of time to achieve ultimate settlement of claims, estimated deductible applicable to incurred claims, and changes in the cost of veterinary care. Due to the inherent uncertainty associated with these estimates, and the cost of incurred but unreported claims, our actual liabilities may be different from our original estimates. On a monthly basis, we review our reserve for claims and claims settlement costs to determine whether further adjustments are required. Any resulting adjustments are included in the current period’s results.
As of December 31, 2014 and 2013, our reserve for claims incurred but not yet reported was $5.1 million and $5.6 million, respectively. We believe the amount of our claims reserve as of December 31, 2014 is adequate and we do not believe that there are any reasonably likely changes in the facts or circumstances underlying key assumptions that would result in the reserve for claims being insufficient in an amount that would have a material impact on our reported results, financial position or liquidity. The ultimate liability, however, may be in excess of or less than the amount we have reserved. In 2012, we experienced actual claims in excess of our estimate for our prior year reserves of less than $0.1 million. During 2014 and 2013, we experienced actual claims that were below our estimate for prior year reserves by $0.5 million and $0.1 million, respectively. Historically, approximately 95% of claims have been settled within three months of the claim date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to various market risks, including the risks inherent in our insurance business and changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.

Interest Rate Risk
The principal market risk we face is interest rate risk. We had cash and cash equivalents of $53.1 million and $23.3 million in investments as of December 31, 2014, which consisted of both highly-liquid investments with an original maturity of twelve months or less and a long-term low-risk investment that is secured. We believe that we do not have significant exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of most of our investments coupled with the security behind our long-term investment. Historically, our investment income has not been a material part of our operations.
As of December 31, 2014, our aggregate outstanding indebtedness was $14.9 million, which was borrowed pursuant to our revolving line of credit with Square 1 Bank. This loan bears interest at the rate of the greater of 5.0% or 1.5% plus the prime rate and matures in July 2016. Interest on any revolver borrowings incurred pursuant to the credit facility described above would accrue at a rate based on a formula tied to certain market rates at the time of incurrence. However, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations or cash flows. For more information regarding this credit agreement, see “—Liquidity and Capital Resources—Long-Term Debt.”
Foreign Currency Exchange Risk
We generate a significant portion of our revenue in Canada. In 2014, our Canadian operations accounted for 25% of our revenue. Our revenue and expenses are generally denominated in the currencies in which our operations are located, which are the United States and Canada. As our operations in Canada or the United States grow on an absolute basis and/or relative to one another, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates.
Upon consolidation, as exchange rates vary, revenues and other operating results may differ materially from expectations. For example, as a result of fluctuations in foreign exchange rates during 2014, Canadian revenues were impacted $2.1 million when compared to the prior year. Our analysis of operating results transacted in Canadian currency indicated that a hypothetical 10% change in the Canadian currency exchange rate could have increased or decreased our total revenues by approximately $2.9 million for the year ended December 31, 2014. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Item 8. Financial Statements and Supplementary Data

Trupanion Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trupanion, Inc.

We have audited the accompanying consolidated balance sheets of Trupanion, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trupanion, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Seattle, Washington
February 24, 2015

Trupanion, Inc. Consolidated Balance Sheets (in thousands, except for share data)

	YEARS ENDED DECEMBER 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$53,098	$14,939
Short-term investments	22,371	16,088
Accounts and other receivables	7,887	7,771
Prepaid expenses and other assets	1,299	935
Total current assets	84,655	39,733
Restricted cash	—	3,000
Investments in fixed maturities, at fair value	942	832
Property and equipment, net	7,862	3,124
Deferred offering costs	—	54
Intangible assets, net	4,847	4,910
Total assets	$98,306	$51,653
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,962	$1,263
Accrued liabilities	4,607	3,660
Claims reserve	5,107	5,612
Deferred revenue	9,345	8,468
Short-term debt	—	900
Warrant liabilities	—	4,900
Other payables	1,399	1,138
Deferred tax liabilities	124	82
Total current liabilities	22,544	26,023
Long-term debt	14,900	25,199
Deferred tax liabilities	1,495	1,540
Other liabilities	92	166
Total liabilities	39,031	52,928
Redeemable convertible preferred stock: $0.00001 par value per share, 0 and 15,648,723 authorized at December 31, 2014 and December 31, 2013, respectively, and 0 and 14,857,989 issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	—	31,724
Stockholders’ equity (deficit):
Common stock, $0.00001 par value per share, 200,000,000 and 26,000,000 shares authorized at December 31, 2014 and December 31, 2013, respectively, 28,451,920 and 27,830,941 issued and outstanding at December 31, 2014; 2,857,620 and 2,236,641 shares issued and outstanding at December 31, 2013.	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 and 0 authorized at December 31, 2014 and December 31, 2013, respectively, and 0 issued and outstanding at December 31, 2014 and December 31, 2013.	—	—
Special voting shares, $0.00001 par value per share, 0 and 2,500,030 shares authorized at December 31, 2014 and December 31, 2013, respectively, and 0 and 2,247,130 issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	—	—
Additional paid-in capital	119,045	5,769
Accumulated other comprehensive income (loss)	11	(164)
Accumulated deficit	(57,180)	(36,003)
Treasury stock, at cost: 620,979 shares at December 31, 2014 and December 31, 2013.	(2,601)	(2,601)
Total stockholders’ equity (deficit)	59,275	(32,999)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$98,306	$51,653

Trupanion, Inc. Consolidated Statements of Operations (in thousands, except for share and per share data)

	YEARS ENDED DECEMBER 31,

	2014	2013	2012
Revenue	$115,910	$83,829	$55,530
Cost of revenue:
Claims expenses	79,913	56,637	37,856
Other cost of revenue	16,123	11,548	6,463
Gross profit	19,874	15,644	11,211
Operating expenses:
Sales and marketing	11,608	9,091	7,149
Technology and development	9,899	4,888	3,406
General and administrative	14,312	8,652	6,195
Total operating expenses	35,819	22,631	16,750
Operating loss	(15,945)	(6,987)	(5,539)
Interest expense	6,726	609	535
Other (income) expense, net	(1,487)	671	252
Loss before income taxes	(21,184)	(8,267)	(6,326)
Income tax (benefit) expense	(7)	(92)	84
Net loss	$(21,177)	$(8,175)	$(6,410)
Premium on preferred stock redemption	—	—	1,737
Net loss attributable to common stockholders	(21,177)	(8,175)	(8,147)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.64)	$(6.23)	$(9.76)
Weighted average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	12,934,477	1,312,019	834,648

Trupanion, Inc. Consolidated Statements of Comprehensive Loss (in thousands)

	YEARS ENDED DECEMBER 31,

	2014	2013	2012
Net loss	$(21,177)	$(8,175)	$(6,410)
Other comprehensive income (loss):
Foreign currency translation adjustments	65	85	(8)
Change in unrealized losses on available-for-sale securities	110	(107)	(61)
Other comprehensive income (loss), net of taxes	175	(22)	(69)
Comprehensive loss	$(21,002)	$(8,197)	$(6,479)

Trupanion, Inc. Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Special Voting Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	13,731,559	25,792	755,071	—	2,500,030	—	2,819	(21,418)	(73)	—	(18,672)
Issuance of preferred stock, net of issuance costs	1,783,767	6,922	—	—	—	—	—	—	—	—	—
Issuance of common stock for investment	—	—	60,240	—	—	—	250	—	—	—	250
Special voting shares exchanged for common stock	—	—	252,900	—	(252,900)	—	—	—	—	—	—
Redemption of preferred stock	(657,337)	(990)	—	—	—	—	(1,737)	—	—	—	(1,737)
Purchase of treasury stock	—	—	(560,739)	—	—	—	—	—	—	(2,327)	(2,327)
Exercise of stock options	—	—	502,874	—	—	—	458	—	—	—	458
Stock-based compensation expense	—	—	—	—	—	—	1,434	—	—	—	1,434
Other comprehensive loss	—	—	—	—	—	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	—	—	—	(6,410)	—	—	(6,410)
Balance at December 31, 2012	14,857,989	31,724	1,010,346	—	2,247,130	—	3,224	(27,828)	(142)	(2,327)	(27,073)
Issuance of restricted stock	—	—	732,708	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	5,846	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(60,240)	—	—	—	—	—	—	(274)	(274)
Exercise of stock options	—	—	547,981	—	—	—	607	—	—	—	607
Stock-based compensation expense	—	—	—	—	—	—	1,938	—	—	—	1,938
Other comprehensive loss	—	—	—	—	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	—	—	(8,175)	—	—	(8,175)
Balance at December 31, 2013	14,857,989	31,724	2,236,641	—	2,247,130	—	5,769	(36,003)	(164)	(2,601)	(32,999)
Conversion of special voting shares to common stock	—	—	2,247,130	—	(2,247,130)	—	—	—	—	—	—
Conversion of preferred stock to common stock	(14,944,945)	(32,724)	14,944,945	—	—	—	32,724	—	—	—	32,724
Exercise of warrants	86,956	1,000	25,170	—	—	—	270	—	—	—	270
Proceeds from IPO, net of issuance costs	—	—	8,193,750	—	—	—	72,722	—	—	—	72,722
Reclassification of warrant liabilities	—	—	—	—	—	—	3,180	—	—	—	3,180
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	—	—	183,305	—	—	—	181	—	—	—	181
Stock-based compensation expense	—	—	—	—	—	—	4,199	—	—	—	4,199
Other comprehensive income	—	—	—	—	—	—	—	—	175	—	175
Net loss	—	—	—	—	—	—	—	(21,177)	—	—	(21,177)
Balance at December 31, 2014	—	$—	27,830,941	$—	—	$—	$119,045	$(57,180)	$11	$(2,601)	$59,275

Trupanion, Inc. Consolidated Statements of Cash Flows (in thousands)

	YEARS ENDED DECEMBER 31,

	2014	2013	2012
Operating activities
Net loss	$(21,177)	$(8,175)	$(6,410)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,674	892	349
Amortization of debt discount and prepaid loan fees	5,033	36	11
Warrant (income) expense	(1,574)	543	200
Stock-based compensation expense	4,084	1,938	1,434
Other	57	112	58
Changes in operating assets and liabilities:
Accounts receivable	(126)	(5,478)	(1,889)
Prepaid expenses and other current assets	(369)	(22)	(432)
Accounts payable	449	242	291
Accrued liabilities	551	1,258	853
Claims reserve	(505)	3,031	947
Deferred revenue	877	4,529	2,574
Other payables	225	71	471
Net cash used in operating activities	(10,801)	(1,023)	(1,543)
Investing activities
Purchases of investment securities	(34,894)	(26,064)	(10,379)
Maturities of investment securities	28,601	20,770	8,909
Purchases of property and equipment	(5,633)	(1,473)	(2,055)
Equity method investment	—	—	(249)
Other	—	770	(770)
Net cash used in investing activities	(11,926)	(5,997)	(4,544)
Financing activities
Restricted cash	3,000	(3,000)	—
Settlement of forward contract	—	—	(52)
Issuance of preferred stock	—	—	6,922
Purchase of treasury stock	—	—	(2,327)
Proceeds from exercise of stock options	211	607	458
Redemption of preferred stock	—	—	(2,727)
Proceeds from line of credit and debt financing	17,000	15,000	—
Repayment of debt financing	(32,000)	5,000	—
Other financing costs	(103)	(56)	—
Net proceeds from IPO	72,755	—	—
Net cash provided by financing activities	60,863	17,551	2,274
Effect of foreign exchange rates on cash, net	23	174	(40)
Net change in cash and cash equivalents	38,159	10,705	(3,853)
Cash and cash equivalents at beginning of period	14,939	4,234	8,087
Cash and cash equivalents at end of period	$53,098	$14,939	$4,234
Supplemental disclosures
Income taxes paid	(9)	—	—
Interest paid	(1,494)	(642)	(570)
Noncash investing and financing activities:
Warrants issued in conjunction with debt issuance	1,124	3,806	18
Exchange of stock for equity method investment	—	448	(250)
Increase in payables for property and equipment	911	134	—
Cashless exercise of preferred stock warrants	1,270	—	—
Common stock warrant reclassification to equity	3,180	—	—

Trupanion, Inc.
Notes to Consolidated Financial Statements

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

Principles of Consolidation
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash on deposit may be in excess of the applicable federal deposit insurance corporation limits.

Restricted Cash
The Company considers any cash account that is restricted as to withdrawal or use under the terms of certain financing agreements as restricted cash. Cash will be considered restricted for so long as any obligations are outstanding. Restricted cash pledged as collateral for the term loan totaled $3.0 million as of December 31, 2013. During 2014, this outstanding term loan was repaid in full, which also resulted in a release of the Company’s restricted cash.
Accounts and Other Receivable
Receivables are comprised of trade receivables and other miscellaneous receivables. As of December 31, 2014 and 2013, receivables included $6.8 million and $7.4 million, respectively, for one-year policies written by an unaffiliated general agent.
No single customer made up more than 5% of accounts receivable as of December 31, 2014 or 2013.

Deferred Acquisition Costs
The Company incurs certain costs related to the successful acquisition of new and renewal customer contracts, which are capitalized. These costs include premium taxes, commissions, and referral fees that directly relate to the successful acquisition of new or renewal customer contracts. Deferred acquisition costs are included in prepaid expenses and other assets on the consolidated balance sheet and are amortized over the related policy term to the applicable financial statement line item, including sales and marketing expenses and other cost of revenue. Total deferred acquisition costs for the years ended December 31, 2014, 2013 and 2012 are summarized below (in thousands):

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Deferred acquisition costs capitalized	$7,995	$5,919	$2,334
Deferred acquisition costs amortized:
Sales and marketing	858	663	755
Other cost of revenue	7,052	5,082	1,522
Total amortization	7,910	5,745	2,277
Balance at December 31,	$469	$384	$210
Investments
The Company recognizes the following classifications of investments:
Short-term-investments—Investments with an initial maturity of less than one year are reported at amortized cost, which approximates fair value.
Available-for-Sale—Investments in fixed maturities not classified as short-term-investments are reported at fair value, and the temporary declines or increases from amortized cost are included as a component of other comprehensive income.
Available-for-sale securities are classified based upon the availability to be used in current operations.
Premiums and discounts on fixed maturity securities are amortized or accreted over the life of the security. Such amortization expense and accretion is included in interest income. Interest income is recognized in other income when earned.
A decline in the fair value of any available-for-sale or held-to-maturity security below amortized cost that is deemed to be other than temporary results in an impairment to reduce the amortized cost to fair value or recovery value. To determine whether an impairment is other than temporary, the Company considers its intent to sell the security, intent and ability to hold the security, as well as all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts, when developing estimates of cash flows expected to be collected. Realized capital gains and losses are determined on a specific identification basis and recorded as a part of other expense, net in the statement of operations.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are depreciated over the remaining term of the related lease.
Costs related to software developed for internal use are primarily related to the Company’s website, internal support systems, and proprietary billing and claims systems. Costs are capitalized during the application development stage of the project and amortized on a straight-line basis over the estimated useful lives of the related assets, estimated between three and five years, once the software is placed into service.
Intangible Assets
Indefinite-lived intangible assets, which are not amortized, are assessed for impairment at least annually and more frequently if circumstances indicate a possible impairment. The Company first performs a qualitative analysis to assess whether it is more likely than not the asset is impaired and, if necessary, a quantitative analysis is performed to measure impairment.
Assets with finite lives are amortized over their estimated remaining useful life.

Asset Impairment
Long-lived assets, such as property and equipment and definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.
Claims Reserve
Claims reserve includes unpaid claims and claims adjustment expenses, which includes an estimate, based on past experience, for claims incurred but not reported. Such liabilities are necessarily based on assumptions and estimates, and while management believes the amount is adequate, the ultimate liability may be in excess of or less than the amount provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in the period in which they become known.
Warrants
The Company issued warrants to purchase common or convertible preferred stock to third parties as a part of certain business and financing transactions. The Company values warrants using the Black-Scholes-Merton option-pricing model. Certain warrants were considered liability awards and were remeasured each reporting period until exercised, settled or reclassified to stockholders’ equity. See Note 12 for additional information.

Revenue Recognition
The Company generates revenue primarily from subscription fees for its medical insurance plan and other policies the Company writes, which is earned pro rata over the terms of the customer contracts.
No single customer accounted for more than 5% of the Company’s revenue in 2014, 2013 or 2012.
Claims Expense
Claims expenses include claims incurred, the cost of personnel administering the claims and providing customer service related to claims, and other operating expenses directly or indirectly related to claims administration.
Other Cost of Revenue
Other cost of revenue includes direct and indirect customer service expenses, credit card transaction fees, premium tax expenses and expenses related to an unaffiliated general agent.
Sales and Marketing
Sales and marketing expenses consist of referral fees paid with respect to newly enrolled pets, print, online and promotional advertising costs and employee compensation and related costs.
General and Administrative
General and administrative expenses consist primarily of personnel costs and related expenses for the Company’s finance, actuarial, human resources, business development and general management functions, as well as facilities and professional services.
Technology and Development
Technology and development expenses consist primarily of personnel costs and related expenses for the Company’s operations staff, which includes information technology development and infrastructure support, third-party services and depreciation of hardware and amortization of capitalized software and intangible assets.

Other (Income) Expense, Net
Other (income) expense, net was comprised of the following (in thousands):

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Interest income	$(73)	$(86)	$(75)
Foreign exchange gain	41	76	3
Loss on disposal of fixed assets	111	44	26
Warrant remeasurement	(1,574)	543	200
Other	8	94	98
Other (income) expense, net	$(1,487)	$671	$252
Fronting Agreement
For the Company’s Canadian business, all plans are written by Omega General Insurance Company (Omega) and the risk is assumed by the Company through a fronting and reinsurance agreement. Omega retains an annual fee for fronting the Company’s insurance business in Canada, and all risks are retained within the Company. Premiums are recognized and earned pro rata over the terms of the related customer contracts. Premiums recognized from the agreement in 2014, 2013 and 2012 were $29.1 million, $24.7 million and $20.7 million, respectively and deferred revenue relating to this arrangement at December 31, 2014 and 2013 was $0.9 million and $0.7 million, respectively. Reinsurance revenue was 25%, 29% and 37% of total revenue in 2014, 2013 and 2012, respectively. Cash designated for the purpose of paying claims related to this reinsurance agreement was $1.7 million and $1.6 million at December 31, 2014 and 2013, respectively.
The Company has not transferred any risk to third-party reinsurers.
Other Policies
In November 2012, the Company began writing one-year pet insurance policies for an unaffiliated general agent. Revenue during 2014, 2013 and 2012 totaled $10.0 million, $7.0 million and $0.2 million, respectively, and deferred revenue relating to this arrangement at December 31, 2014 and 2013 was $5.1 million and $5.2 million, respectively.
Advertising
Advertising costs are expensed as incurred. Advertising costs amounted to $3.2 million, $0.7 million and $0.3 million, in 2014, 2013 and 2012, respectively.
Stock-Based Compensation
The Company measures compensation expense for stock-based transactions to employees at fair value on the date of grant and recognizes such cost, on a straight-line basis over the requisite service period (generally four years). Stock options are valued using the Black-Scholes-Merton option-pricing model. The fair value of restricted stock units (RSUs) and restricted stock awards is based on the fair value of the Company’s stock on the date of the grant.
The Company measures compensation cost for stock-based compensation to non-employees at fair value and remeasures the award each period until the award vests.
Income Taxes
Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are provided for when it is considered more likely than not that deferred tax assets will not be realized.
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than a 50% likelihood of being realized. Penalties and interest are classified as a component of income taxes.

Foreign Currency
The Company’s consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenue and expenses for each subsidiary are translated to U.S. dollars using a weighted-average rate for the relevant reporting period. Translation adjustments resulting from this process are included in accumulated other comprehensive loss. Gains and losses that arise from exchange rate fluctuations for monetary asset and liability balances that are not denominated in an entity’s functional currency are included within other income.
Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company manages its risk by investing cash equivalents and investment securities in money market instruments and securities of the U.S. government, U.S. government agencies and high-credit-quality issuers of debt securities.
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. In addition, the Company’s credit risk is mitigated by the relatively short collection period.
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
The following potential dilutive equity securities are not included in the diluted net loss per common share calculation because they would have had an antidilutive effect:

	AS OF DECEMBER 31,
	2014	2013	2012
Stock options	5,112,556	4,663,445	4,226,883
Restricted stock awards and units	592,625	722,226	—
Warrants	869,999	884,111	124,857
Series A convertible preferred stock	—	7,466,283	7,466,283
Series B convertible preferred stock	—	3,546,384	3,546,384
Series C convertible preferred stock	—	3,845,322	3,845,322
Exchangeable shares	—	2,247,130	2,247,130

Convertible preferred stock is presented on an as converted basis to reflect the applicable conversion ratio at December 31, 2013 and 2012.

3. Property and Equipment, Net
Property and equipment, along with their useful lives, were as follows for the years ended December 31, 2014 and 2013 (in thousands):

	YEARS ENDED DECEMBER 31,
	2014	2013
Office and telephone equipment (5 years)	$123	$128
PC and networking hardware (4 years)	1,125	827
Software (3–5 years)	8,532	3,222
Furniture and fixtures (5 years)	711	497
Vehicles (5 years)	54	—
Leasehold improvement (over life of lease)	571	212
Property and equipment	11,116	4,886
Accumulated depreciation	(3,254)	(1,762)
Property and equipment, net	$7,862	$3,124
Depreciation and amortization expense for property and equipment was $1.6 million, $0.9 million and $0.3 million for 2014, 2013 and 2012, respectively.
The Company capitalized interest of $0.2 million, $0.1 million and $0.03 million in 2014, 2013 and 2012, respectively, related to software developed for internal use.

4. Intangible Assets
The Company acquired an insurance company in 2007, which originally included licenses in 23 states. These licenses were valued at $4.8 million. The Company is currently licensed in all 50 states, the District of Columbia and Puerto Rico. Most licenses are renewed annually upon payment of various fees assessed by the issuing state. Renewal costs are expensed as incurred. This is considered an indefinite-lived intangible asset given the planned renewal of the certificates of authority and applicable licenses for the foreseeable future. No impairments have been recorded on this asset as of December 31, 2014.
The Company has another intangible asset, which is being amortized over the expected useful life of the asset. The amortization expense for 2014, 2013 and 2012 was $0.1 million, $0.04 million and $0, respectively, and the value of the intangible asset at December 31, 2014 and 2013 was $0.1 million and $0.1 million, respectively. Future amortization expense for this asset is expected to be as follows (in thousands):

Year ending December 31:
2015	$63
2016	11
Total future amortization:	$74

5. Investment Securities
The amortized cost, gross unrealized holding losses, and fair value of available-for-sale and short-term investments by major security type and class of security were as follows as of December 31, 2014 and 2013 (in thousands):

	AMORTIZED COST	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
As of December 31, 2014
Available-for-sale:
Municipal bond	$1,000	$(58)	$942
	$1,000	$(58)	$942
Short-term investments:
U.S. Treasury securities	$5,677	$—	$5,677
Certificates of deposit	800	—	800
U.S. government funds	15,894	—	15,894
	$22,371	$—	$22,371

	AMORTIZED COST	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
As of December 31, 2013
Available-for-sale:
Municipal bond	$1,000	$(168)	$832
	$1,000	$(168)	$832
Short-term investments:
U.S. Treasury securities	$5,778	$—	$5,778
Certificates of deposit	2,700	—	$2,700
U.S. government funds	7,610	—	$7,610
	$16,088	$—	$16,088

Maturities of securities classified as available-for-sale were as follows (in thousands):

	DECEMBER 31, 2014
	AMORTIZED COST	FAIR VALUE
Available-for-sale:
Due under one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,000	942
Due after ten years	—	—
	$1,000	$942
The Company had one investment with an unrealized loss of $0.1 million and a fair value of $0.9 million at December 31, 2014. This investment has been in an unrealized loss position for more than 12 months. The Company assessed the bond for credit impairment and determined that there is no intent to sell this bond and it is likely that it will hold the investment for a period of time sufficient to allow for recovery. Further, future payments on this bond are insured by a financial guarantee insurer. Therefore, the Company believes that the unrealized loss on this bond constitutes a temporary impairment.

6. Fair Value
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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	AS OF DECEMBER 31, 2014
	FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Municipal bond	942	—	942	—
Money market funds	$44,575	$44,575	$—	$—
Total	$45,517	$44,575	$942	$—

	AS OF DECEMBER 31, 2013
	FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Assets
Restricted cash	$3,000	$3,000	$—	$—
Municipal bond	832	—	832	—
Total	$3,832	$3,000	$832	$—
Liabilities
Warrant liabilities	$4,900	$—	$—	$4,900
Total	$4,900	$—	$—	$4,900

A rollforward of activity in liabilities valued using Level 3 inputs is as follows (in thousands):

	WARRANT LIABILITIES
	2014	2013
Balance at January 1,	$4,900	$551
Issued warrant liability awards	1,124	3,806
Settlement of warrant liability upon exercise	(1,270)	—
Change in fair value upon remeasurement	(1,574)	543
Reclassification to stockholders’ equity	(3,180)	—
Balance at December 31,	$—	$4,900

Changes in fair value upon remeasurement are recorded in other (income) expense, net on the consolidated statement of operations.
The Company estimates fair value for its long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long term debt approximated fair value at December 31, 2014 and 2013.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the twelve months ended December 31, 2014.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•
Investment securities: Debt securities classified as available-for-sale are measured using quoted market prices when quoted market prices are available. If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. Short-term investments are carried at amortized cost and the fair value is disclosed in Note 3. Fair value is determined in the same manner as available-for-sale securities and is considered a Level 2 measurement.

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

YEARS ENDED DECEMBER 31,
	2014	2013
Expected volatility	34%-46%	35%–43%
Expected dividends	—%	—%
Risk-free rate	0.03%-2.02%	0.1%–2.10%
Term	0.1-6.0 years	0.3–6.3 years

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
7. Equity Method Investments
In May 2013, the Company and an equity method investee came to an agreement to exchange the Company’s investment for shares of the Company’s common stock held by the investee. In addition, the Company obtained an exclusivity agreement which was recorded as an intangible asset. Per the terms of the contract, any intellectual property developed as a part of this relationship is the property of the Company. A loss of $0.1 million was recognized on this transaction in 2013.

8. Commitments and Contingencies
The Company has operating leases, related to equipment and office facilities, which expire over the next three years with various renewal options. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rental expense for operating leases was $0.8 million, $0.8 million and $0.6 million during 2014, 2013 and 2012, respectively.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2014, are as follows (in thousands):

Year ending December 31:
2015	$766
2016	447
2017	6
Total minimum lease payments	$1,219

The Company has entered into agreements with independent contractors to provide services for a period of time. Future commitments related to these contracts are as follows (in thousands):

Year ending December 31:
2015	$101
2016	151
2017	101
2018	51
2019	51
2020-2021	66
Total minimum commitment	$521

During 2013, the Company determined that it owes goods and services tax (GST) and harmonized sales tax (HST) in Canada for certain intercompany fees charged to its Canadian entities from 2007 through 2013. The Company began a voluntary self-disclosure with the Canada Revenue Agency for these unpaid taxes in 2014 under the Canada Revenue Agency Voluntary Disclosures Program, which was accepted in 2014. The Company has accrued $0.9 million of GST/HST tax for the 2007 through 2013 tax years, including interest, related to prior period GST/HST unpaid taxes.
The Company is involved from time to time in claims, regulatory examinations and litigation, including the following:
The Company’s subsidiary, APIC, a New York corporation, received an inquiry from the California Department of Insurance (CDOI) in 2011 alleging APIC’s trial insurance policies issued in California are in violation of California law. The Company has disputed this assertion. In July 2014, the CDOI filed a notice of non-compliance regarding this issue. As of December 31, 2014, the Company had accrued liabilities of $0.4 million for this matter. On February 12, 2015, APIC and CDOI entered into a Stipulation and Waiver whereby APIC voluntarily agreed to remove its trial certificate program in favor of a new program that has been pre-approved by the CDOI. APIC also agreed to pay a fine and reimburse CDOI expenses in an aggregate amount of $0.4 million. Pursuant to the stipulation, APIC did not admit any wrongdoing and continues to believe that its program was permissible under California law; however, the Company determined that it was in its best interest to resolve the dispute amicably.
The Company received an inquiry from the Washington State Office of the Insurance Commissioner (OIC) in December 2012 concerning whether a subsidiary of the Company was properly licensed, and whether certain of its employees were properly licensed, under Washington law. The Company responded to this letter in January of 2013 confirming that our subsidiaries are licensed and that our employees are not required to be licensed under Washington law. In October 2013, OIC sent further correspondence informing APIC that the results of a market conduct examination regarding its use of unlicensed non-appointed producers were being referred to OIC’s enforcement committee and that such committee would notify APIC in the event action is taken in regard to possible violations. The Company received additional correspondence from the OIC in July 2014 informing it that the OIC is scheduling a regulatory examination to further assess the Company’s compliance. A regulatory examination took place during the third and fourth quarters of 2014. As of December 31, 2014, the Company had accrued liabilities of $0.2 million for this matter. Adverse outcomes beyond recorded amounts are reasonably possible. At this stage in the matter, however, the Company is unable to estimate a possible loss or range of possible loss beyond amounts accrued.
The outcomes of the Company’s legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. The Company makes a provision for a liability relating to legal matters when it is both probable that a liability beyond previously accrued amounts has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.

9. Claims Reserve
Activity in the claims reserve is summarized as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Claims reserve at beginning of year	$5,612	$2,582	$1,637
Claims incurred during the year related to:
Current year	80,438	56,702	37,779
Prior years	(525)	(65)	77
Total claims incurred	79,913	56,637	37,856
Claims paid during year related to:
Current year	75,094	50,907	35,250
Prior years	5,088	2,516	1,584
Total claims paid	80,182	53,423	36,834
Non-cash claims expense	236	184	77
Claims reserve at end of year	$5,107	$5,612	$2,582
The decrease in incurred claims for prior years in the year ended December 31, 2014 and December 31, 2013 is primarily due to less claims than expected for 2013 and 2012 claims, respectively. For the year ended December 31, 2012, the increase in incurred claims for prior years is primarily due to unanticipated claims development in those years from prior year claims and the corresponding change in the estimates of ultimate liabilities for incurred claims.

10. Debt

The Company’s outstanding debt at December 31, 2014 was as follows:

	BALANCE	INTEREST RATE	MATURITY
	(in thousands)
Line of credit	$14,900	5%	July 23, 2016

The Company has a revolving line of credit with Square 1 Bank, which is secured by any and all interest the Company has in assets that are not otherwise restricted. The revolving line of credit bore a variable interest rate as of December 31, 2014 and 2013, equal to the greater of 5.0% or 1.5% plus the prime rate. Interest expense is due monthly on the outstanding principal amount with all amounts outstanding under the revolving line of credit due upon maturity in July 2016. The credit agreement requires the Company to comply with various financial and non-financial covenants. As of December 31, 2014, the Company was in compliance with these covenants. This facility also has a compensating balance requirement of $0.5 million.

Borrowings on the revolving line of credit were limited to the lesser of $20.0 million and $15.0 million in 2014 and 2013, respectively, and the total amount of cash and securities held by American Pet Insurance Company (APIC), less up to $0.5 million for obligations the Company may have outstanding for other ancillary services.

On March 28, 2013, the Company obtained a term loan from the same bank of $3.0 million in aggregate principal. The interest rate on the term loan was the greater of 5.5% or 2.0% plus the prime rate. All amounts outstanding under the term loan, including principal and accrued interest, were payable in 30 equal monthly installments beginning on April 28, 2014. During July 2014, this outstanding term loan was repaid in full, which also resulted in a release of the Company’s restricted cash.

On December 23, 2013, the Company obtained a term loan in an aggregate principal amount of $12.0 million. This note was entered into at a discount of $3.8 million related to the issuance of warrants being deducted from the principal amount. On July 2, 2014, the Company entered into an amended and restated credit agreement in relation to this existing $12.0 million term loan for a secured subordinated term loan totaling $29.0 million, which reflected an increase of $17.0 million from the prior agreement. The amended principal amount was entered into at an additional discount of $1.1 million as a result of the issuance of warrants. The term loan bore a fixed interest rate of 11.0% per year and was due on the earlier of three years from the issue date or certain triggering events, including a qualifying IPO, which would result in a 1.5% prepayment premium on the $17.0 million increase related to the amendment. The $29.0 million term loan was repaid in full on July 23, 2014, including $0.9 million in accrued interest and a prepayment fee of $0.3 million. The unamortized discount on debt totaling $4.4 million was included in interest expense in the consolidated statement of operations.
Interest expense during 2014, 2013 and 2012 related to all loans was $6.7 million, $0.6 million and $0.5 million, respectively. Total maturities of debt in 2015 and 2016 are $0 and $14.9 million, respectively.

11. Stock-Based Compensation

In June 2014, the Company’s Board of Directors adopted the 2014 Equity Incentive Plan (2014 Plan), which succeeded the 2007 Equity Compensation Plan upon the Company’s IPO. The 2014 Plan authorizes the award of stock options or restricted stock to directors, officers, employees, and non-employees. All awards have 10-year contractual terms. At December 31, 2014, there were 2,252,752 additional shares available for the Company to grant under the 2014 Plan.
Stock Options
The grant date fair value of stock option awards are estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Valuation assumptions for the years ended December 31, 2014, 2013 and 2012 are presented in the following table:

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Valuation assumptions:
Expected term (in years)	6.25	6.25	6.25
Expected volatility	54.3%–59.3%	54.9%–57.4%	60%
Risk-free interest rate	1.8%–2.0%	1.0%–2.0%	0.9%-1.3%
Expected dividend yield	—%	—%	—%
Expected term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. As the Company does not have sufficient historical experience for determining the expected term of stock-based awards granted, the expected term for awards issued to employees is based on the simplified method, which represents the average period from vesting to the expiration of the stock option.
Expected volatility: As the Company does not have significant trading history for common stock, the expected stock price volatility for common stock is estimated by taking the average historical price volatility for identified peers based on daily price observations over a period equivalent to the expected term of the stock option grants. The Company does not rely on implied volatilities of traded options in identified peers’ common stock because the volume of activity is relatively low. The Company intends to continue to consistently apply this process using these or similar public companies until a sufficient amount of historical information regarding the volatility of the Company’s common stock price becomes available.
Risk-free interest rate: The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield curve at the date of grant.
Expected dividend yield: The Company does not expect to pay any dividends in the foreseeable future.

Stock option activity for the years ended December 31, 2014, 2013 and 2012 was as follows:

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE (in thousands)
December 31, 2011	4,506,708	$1.06	$—
Granted	352,146	4.05	—
Exercised	(502,874)	0.91	1,579
Forfeited	(129,097)	1.28	—
December 31, 2012	4,226,883	1.32	—
Granted	1,294,150	4.40	—
Exercised	(547,981)	1.11	2,285
Forfeited	(309,607)	2.48	—
December 31, 2013	4,663,445	2.12	30,406
Granted	754,200	9.64	—
Exercised	(176,595)	1.20	1,428
Forfeited	(128,494)	5.40	—
December 31, 2014	5,112,556	3.19	21,116

Vested and exercisable at December 31, 2014	3,578,138	$1.77	$18,541
As of December 31, 2014, stock options outstanding had a weighted average remaining contractual life of 6.8 years and vested and exercisable options had a weighted average remaining contractual life of 5.5 years.

The weighted-average grant date fair value of stock options granted and the fair value of options vested were as follows for the years ending December 31, 2014, 2013, and 2012:

	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE	FAIR VALUE OF OPTIONS VESTED
	(per share)	(in thousands)
Year:
2012	$2.26	$1,296
2013	$2.97	$1,675
2014	$5.33	$2,203

Restricted Stock Awards
The below table summarizes the Company’s restricted stock award activity for the years ending December 31, 2014 and 2013:

	NUMBER OF SHARES	WEIGHTED-AVERAGE GRANT DATE FAIR VALUE PER RESTRICTED STOCK
Nonvested stock award balance at December 31, 2012	—	$—
Restricted stock awards granted	732,708	4.77
Awards upon which restrictions lapsed	(10,482)	4.77
Restricted stock awards forfeited	—	—
Nonvested stock award balance at December 31, 2013	722,226	4.77
Restricted stock awards granted	6,126	5.79
Awards upon which restrictions lapsed	(143,967)	4.81
Restricted stock awards forfeited	—	—
Nonvested stock award balance at December 31, 2014	584,385	4.77
During the third quarter of 2014, 116,877 shares of restricted stock, which were subject to a performance condition relating to the Company’s IPO, vested and resulted in $1.6 million of expense included in general and administrative expense in the consolidated statement of operations. The fair value of these vested shares was approximately $1.2 million. The remaining 584,385 shares of unvested restricted stock related to this agreement are expected to vest over the remaining service term of approximately five years.
Stock-based compensation expense includes stock options, restricted stock units and restricted stock awards granted to employees and non-employees, and is reported in the Company’s consolidated statement of operations in claims expenses, other cost of revenue, sales and marketing, technology and development, and general and administrative expenses depending on the function performed by the employee or non-employee. The Company measures stock-based compensation expense on a straight-line basis, except for the restricted stock with a performance condition which is measured on a graded vesting schedule. Stock-based compensation expense recognized in each category of the consolidated statement of operations for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Claims expenses	$236	$184	$77
Other cost of revenue	79	46	32
Sales and marketing	553	677	428
Technology and development	461	351	268
General and administrative	2,755	680	629
Total stock-based compensation	$4,084	$1,938	$1,434
As of December 31, 2014, the Company had unrecognized stock-based compensation expense of $7.2 million, which is expected to vest over a weighted-average period of approximately 1.94 years. As of December 31, 2014, the Company had 1,534,418 unvested stock options and 592,625 restricted stock awards that are expected to vest. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception.
12. Stockholders’ Equity
On July 23, 2014 the Company completed an IPO pursuant to which 8,193,750 shares of common stock were sold to the public at a price of $10.00 per share. The Company received net proceeds of approximately $72.8 million from the IPO. Upon the closing of the IPO, all shares of outstanding convertible preferred stock and exchangeable shares automatically converted into 14,944,945 and 2,247,130 shares of common stock, respectively. If this transaction had taken place on January 1, 2014, the Company’s weighted-average shares outstanding for the twelve months ended December 31, 2014 would have been 27,067,167.

As of December 31, 2014, the Company had 200,000,000 shares of common stock authorized and 27,830,941 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At December 31, 2014, the Company had 10,000,000 shares of undesignated shares of preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of all classes of stock outstanding at the time. The Company is unable to pay dividends to stockholders as of December 31, 2014 due to restrictions in its credit agreements.
Warrants
Immediately prior to the Company’s IPO, there were warrants to purchase 1,164,085 shares of common stock outstanding, of which warrants to purchase 415,646 of shares of common stock were issued on July 2, 2014 in connection with an amended and restated credit agreement that contained terms modifying the exercise price and number of underlying shares upon completion of an IPO, resulting in historical liability classification in the consolidated balance sheet. Upon the closing of the IPO, the number of shares underlying these warrants was adjusted to 869,999 shares, and the exercise price of each warrant was adjusted to $10.00 per share. These warrants were also revalued resulting in a gain of $2.0 million, which was recorded in other (income) expense, net in the statement of operations. Immediately following the IPO, these warrants were no longer subject to contractual modification provisions and were reclassified from a liability classification to an equity classification on the consolidated balance sheet.

Upon issuance of each warrant, the fair value of the warrant was determined using the Black-Scholes-Merton option-pricing model and recorded as a deferred financing cost and amortized over the term of the related financing agreement. Common stock warrants had provisions modifying both the strike price and the number of shares issuable upon exercise of the warrants upon certain events, which resulted in liability classification in the consolidated balance sheet. At the end of each reporting period prior to the IPO, the Company adjusted the fair value of the warrants (see Note 6). There was significant judgment used in determining the unobservable inputs used in valuing these instruments. A change in the inputs used, particularly related to the fair value of the underlying shares, could have resulted in a significantly higher or lower fair value estimate.

13. Segments
The Company has two segments: subscription business and other business. The subscription business segment includes monthly subscriptions related to the Company’s medical plan, while the other business segment includes all other business, including policies written for third parties and policies written under a federal government program. The chief operating decision maker uses two measures to evaluate segment performance: revenue and gross profit. Corporate operating expenses, interest and other expenses, and income taxes are not allocated to the segments, nor included in the measure of segment profit or loss. The Company does not analyze discrete segment balance sheet information related to assets. In the first quarter of 2015, employer paid contracts will be included in the other business segment based upon changes to management financial reporting as of January 1, 2015.

Revenue and gross profit of the Company’s segments were as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Revenue:
Subscription business	$105,052	$76,818	$55,352
Other business	10,858	7,011	178
	115,910	83,829	55,530
Claims expenses:
Subscription business	75,397	53,787	37,773
Other business	4,516	2,850	83
	79,913	56,637	37,856
Other cost of revenue:
Subscription business	11,005	8,118	6,412
Other business	5,118	3,430	51
	16,123	11,548	6,463
Gross profit:
Subscription business	18,650	14,913	11,167
Other business	1,224	731	44
	19,874	15,644	11,211
Sales and marketing	11,608	9,091	7,149
Technology and development	9,899	4,888	3,406
General and administrative	14,312	8,652	6,195
Operating loss	$(15,945)	$(6,987)	$(5,539)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
United States	$86,494	$58,847	$34,611
Canada	29,416	24,982	20,919
Total revenue	$115,910	$83,829	$55,530
Substantially all of the Company’s assets were located in the United States as of December 31, 2014 and 2013.

14. Dividend Restrictions and Statutory Surplus
The Company’s business operations are conducted through subsidiaries, one of which is an insurance company domiciled in New York. In addition to general state law restrictions on payments of dividends and other distributions to stockholders applicable to all corporations, insurance companies are subject to further regulations that, among other things, may require such companies to maintain certain levels of equity and restrict the amount of dividends and other distributions that may be paid to their parent corporations.
Under regulatory requirements at December 31, 2014, the amount of dividends that may be paid by the Company’s insurance subsidiary to the Company without prior approval by regulatory authorities was approximately $0.04 million. During 2014, 2013 and 2012, the Company’s insurance subsidiary did not pay any dividends to the Company.
The statutory net income for 2014, 2013 and 2012 and statutory capital and surplus at December 31, 2014, 2013 and 2012, for the Company’s insurance subsidiary was as follows (in thousands):

	AS OF DECEMBER 31,
	2014	2013	2012
Statutory net income	$990	$1,126	$1,266
Statutory capital and surplus	23,661	16,875	11,794
As of December 31, 2014, the Company’s insurance subsidiary maintained $23.7 million of statutory capital and surplus which was above the required amount of $22.6 million of statutory capital and surplus to avoid additional regulatory oversight. As of December 31, 2014 and 2013, the Company had $6.5 million and $6.5 million, respectively, on deposit with various states in which it writes policies.

15. Related Parties
In March 2012, the Company issued a mortgage loan to an employee in the amount of $0.8 million. In November 2013, the loan was repaid in full.
The Company is party to an arrangement with the father of the Company’s Chief Executive Officer, who serves as an independent contractor, to develop veterinary relationships and build referrals. The terms of the independent contractor agreement are consistent with the terms of other similar independent contractors that do business with the Company. Total amounts paid to the related party in 2014, 2013 and 2012 were $0.3 million, $0.3 million and $0.3 million, respectively. As of December 31, 2014 and 2013, the Company owed the independent contractor $0.03 million and $0.03 million, respectively, in earned contractor fees.

16. Income Taxes
Income (loss) before income taxes was as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
United States	$(21,371)	$(8,256)	$(6,522)
Foreign	187	(11)	196
	$(21,184)	$(8,267)	$(6,326)

The components of income tax expense (benefit) were as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Current:
U.S. federal & state	$26	$30	$24
Foreign	(30)	(122)	60
	(4)	(92)	84
Deferred:
U.S. federal & state	—	—	—
Foreign	(3)	—	—
	(3)	—	—
Income tax (benefit) expense	$(7)	$(92)	$84

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is presented below:

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Federal income taxes at statutory rate	34.0%	34.0%	34.0%
Equity compensation	(0.9)	(8.6)	(8.5)
Change in valuation allowance	(32.5)	(25.1)	(26.5)
Other, net	(0.5)	0.8	0.1
Effective income tax rate	0.1%	1.1%	(0.9)%
The principal components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2014	2013
Deferred tax assets:
Current:
Loss reserves	$1,013	$1,033
Other	801	575
Noncurrent:
Net operating loss carryforwards	14,346	8,322
Depreciation and amortization	356	322
Equity compensation	713	229
Other	228	118
Total deferred tax assets	17,457	10,599
Deferred tax liabilities:
Current:
Deferred costs	(140)	(114)
Noncurrent:
Intangible assets	(1,623)	(1,622)
Total deferred tax liabilities	(1,763)	(1,736)
Total deferred taxes	15,694	8,863
Less deferred tax asset valuation allowance	(17,313)	(10,485)
Net deferred taxes	$(1,619)	$(1,622)

At December 31, 2014, the Company had federal net operating loss carryforwards of $44.4 million. Use of the carryforwards is limited based on the future income of the Company. The federal net operating loss carryforwards will begin to expire in 2027. Approximately $2.2 million of the net operating loss carryforwards relate to tax deductible stock-based compensation in excess of amounts recognized for financial statement purposes. To the extent that net operating loss carryforwards, if realized, relate to excess stock-based compensation, the resulting tax benefits will be recorded to stockholders’ equity (deficit), rather than to results of operations. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards and credit carryforwards may be limited if the Company experiences an ownership change.
A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2014 and 2013, because the Company’s management has determined that it is more likely than not that these assets will not be fully realized.
The Company is open to examination by the U.S. federal tax jurisdiction for the years ended December 31, 2011 through 2014. The Company is also open to examination for 2006 and forward with respect to net operating loss carryforwards generated and carried forward from those years in the United States. The Company is open to examination by the Canada Revenue Agency for the years ended December 31, 2007 through 2014.
The Company accounts for uncertain tax positions based on a two-step process of evaluating recognition and measurement criteria. The first step assesses whether the tax position is more likely than not to be sustained upon examination by the taxing authority, including resolution of any appeals or litigation, on the basis of the technical merits of the position. If the tax position meets the more-likely-than-not criteria, the portion of the tax benefit greater than 50% likely to be realized upon settlement with the relevant tax authority is recognized in the financial statements. Net unrecognized tax benefits, interest, and penalties not expected to be settled within one year are included in other long-term liabilities on the consolidated balance sheets. No significant changes in uncertain tax positions are expected in the next twelve months.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Balance, beginning of year	$390	$526	$348
Decreases to tax positions related to prior periods	(346)	(162)	—
Increases to tax positions related to the current year	21	26	178
Balance, end of year	$65	$390	$526

17. Retirement Plan
The Company has a 401(k) plan for its U.S. employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The plan also allows the Company to make a matching contribution, subject to certain limitations. To date, the Company has made no contributions to the 401(k) plan.

18. Quarterly Financial Information (Unaudited)

The following table contains selected unaudited financial data for each quarter of 2014 and 2013. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	THREE MONTHS ENDED
	DEC. 31, 2014	SEPT. 30, 2014	JUN. 30, 2014	MAR. 31, 2014	DEC. 31, 2013	SEPT. 30, 2013	JUN. 30, 2013	MAR. 31, 2013
	(in thousands, except share amounts)
Total revenues	$31,868	$30,312	$28,090	$25,640	$24,011	$22,134	$19,842	$17,842
Gross profit	5,524	4,445	5,150	4,756	4,088	4,119	3,829	3,608
Net loss	(4,276)	(8,509)	(3,479)	(4,913)	(3,203)	(1,222)	(1,824)	(1,926)
Net loss per share attributable to common stockholders:
Basic and diluted	(0.16)	(0.41)	(2.25)	(3.22)	(2.23)	(0.87)	(1.32)	(1.76)
Weighted average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	27,231,651	20,857,126	1,543,134	1,524,028	1,433,811	1,411,866	1,379,803	1,094,989

19. Subsequent Events
Effective January 1, 2015, the Company capitalized a new segregated cell entity in Bermuda as part of Wyndham Insurance Company (SAC) Limited, and entered into a revised fronting and reinsurance arrangement with Omega to include its newly formed segregated cell. These revised agreements may be terminated by either party with one year’s written notice until they terminate pursuant to their terms on December 31, 2017, at which time they will automatically renew for successive one-year periods and remain terminable by either party with one year’s written notice.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item is incorporated herein by reference to our Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to our Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to our Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this Item is incorporated herein by reference to our Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 14. Principal Accountant Fees and Services
Information required by this Item is incorporated herein by reference to our Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
We have filed the financial statements listed in the Index to Financial Statements as a part of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
Schedule I Condensed Financial Information of Registrant
No other financial statement schedules have been provided because the information called for is not required or is shown either in the financial statements or notes thereto.
(a)(3) Exhibits
The list of exhibits included in the Exhibit Index to this Annual Report on Form 10-K is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUPANION, INC.

By:	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Darryl Rawlings, Michael Banks and Asher Bearman, and each of them, as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 2015	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: February 24, 2015	/s/ Michael Banks
Michael Banks Chief Financial Officer(Principal Financial and Accounting Officer)

Date: February 24, 2015	/s/ Murray Low
Murray Low Chairman of the Board of Directors

Date: February 24, 2015	/s/ Peter R. Beaumont
Peter R. Beaumont Director

Date: February 24, 2015	/s/ Michael Doak
Michael Doak Director

Date: February 24, 2015	/s/ Robin Ferracone
Robin Ferracone Director

Date: February 24, 2015	/s/ Dan Levitan
Dan Levitan Director

Date: February 24, 2015	/s/ H. Hays Lindsley
H. Hays Lindsley Director

Date: February 24, 2015	/s/ Glenn Novotny
Glenn Novotny Director

Date: February 24, 2015	/s/ Howard Rubin
Howard Rubin Director

EXHIBIT INDEX
The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-36537	3.1	8/28/2014

3.2	Restated Bylaws of the Registrant.	10-Q	001-36537	3.2	8/28/2014

4.1	Form of Common Stock Certificate.	S-1	333-196814	4.1	6/16/2014

4.2	Form of Warrant to Purchase Common Stock.	S-1	333-196814	4.2	6/16/2014

4.3	Form of Warrant to Purchase Common Stock.	S-1	333-196814	4.3	7/7/2014

4.4	Third Amended and Restated Registration Rights Agreement, dated October 25, 2011, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-196814	4.4	6/16/2014

10.1+	Form of Indemnity Agreement.	S-1	333-196814	10.1	6/16/2014

10.2+	2007 Equity Compensation Plan and forms of stock option agreements and exercise notices, restricted stock notice agreement and restricted stock agreement thereunder.	S-1	333-196814	10.2	6/16/2014

10.3+	2014 Equity Incentive Plan and forms of stock option award agreement, restricted stock agreement and restricted stock unit award agreement thereunder.	S-1	333-196814	10.3	6/16/2014

10.4+	2014 Employee Stock Purchase Plan.	S-1	333-196814	10.4	6/16/2014

10.5+	Amended and Restated Employment Agreement, dated April 20, 2007, by and between the Registrant and Darryl Rawlings.	S-1	333-196814	10.6	6/16/2014

10.6+	Employment Agreement, dated June 13, 2012, by and between the Registrant and Michael Banks.	S-1	333-196814	10.7	6/16/2014

10.7+	Consulting Agreement, dated May 5, 2014, by and between the Registrant and Howard Rubin.	S-1	333-196814	10.8	6/16/2014

10.8+	Independent Contractor Agreement, effective as of March 7, 2014, by and between the Registrant and Peter R. Beaumont.	S-1	333-196814	10.9	6/16/2014

10.9	Amended and Restated Loan and Security Agreement, dated August 24, 2012, by and among the Registrant, Trupanion Managers USA, Inc. and Square 1 Bank, as amended.	S-1	333-196814	10.10	6/16/2014

10.10	Seventh Amendment to Amended and Restated Loan and Security Agreement, dated December 19, 2014, by and among the Registrant, Trupanion Managers USA, Inc. and Square 1 Bank.					X

10.11	Lease Agreement, dated June 14, 2012, by and between American Pet Insurance Company and the Housing Authority of the City of Seattle, as amended.	S-1	333-196814	10.13	6/16/2014

10.12	Lease, dated August 29, 2011, by and between C.D. Stimson Company and American Pet Insurance Company.	S-1	333-196814	10.14	6/16/2014

10.13†	Agency Agreement between Omega General Insurance Company and Trupanion Brokers Ontario, Inc., effective January 1, 2015.					X

10.14†	Fronting and Administration Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.					X

10.15†	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney (reference is made to the signature page hereto)					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+	Indicates a management contract or compensatory plan or arrangement.
†
Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act. The omitted portions of this exhibit have been filed separately with the SEC.

*
This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Schedule I - Condensed Financial Information of Registrant
Trupanion, Inc. Condensed Balance Sheets (Parent Company Only) (In thousands, except for share and per share data)

	AS OF DECEMBER 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$45,042	$9,039
Prepaid expenses and other assets	399	118
Total current assets	45,441	9,157
Restricted cash	—	3,000
Property and equipment, net	450	97
Intangible assets, net	4,847	4,910
Investments in and advances to subsidiaries	25,219	14,411
Total assets	$75,957	$31,575
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	7	23
Accrued liabilities	152	206
Short-term debt	—	900
Warrant liabilities	—	4,900
Deferred tax liabilities	124	82
Total current liabilities	283	6,111
Long-term debt	14,900	25,199
Deferred tax liabilities	1,499	1,540
Total liabilities	16,682	32,850
Redeemable convertible preferred stock: $0.00001 par value per share, 0 and 15,648,723 authorized at December 31, 2014 and December 31, 2013, respectively, and 0 and 14,857,989 issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	—	31,724
Stockholders’ equity (deficit):
Common stock, $0.00001 par value per share, 200,000,000 and 26,000,000 shares authorized at December 31, 2014 and December 31, 2013, respectively, 28,451,920 and 27,830,941 issued and outstanding at December 31, 2014; 2,857,620 and 2,236,641 shares issued and outstanding at December 31, 2013.	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 and 0 authorized at December 31, 2014 and December 31, 2013, respectively, and 0 issued and outstanding at December 31, 2014 and December 31, 2013.	—	—
Special voting shares, $0.00001 par value per share, 0 and 2,500,030 shares authorized at December 31, 2014 and December 31, 2013, respectively, and 0 and 2,247,130 issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	—	—
Additional paid-in capital	119,045	5,769
Accumulated other comprehensive income (loss)	11	(164)
Accumulated deficit	(57,180)	(36,003)
Treasury stock, at cost: 620,979 shares at December 31, 2014 and December 31, 2013.	(2,601)	(2,601)
Total stockholders’ equity (deficit)	59,275	(32,999)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$75,957	$31,575

Trupanion, Inc. Condensed Statements of Comprehensive Loss (Parent Company Only) (In thousands)

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Expenses:
Claims expenses	$240	$187	$77
Other costs of revenue	79	46	31
Sales and marketing	553	677	428
Technology and development	528	391	268
General and administrative	4,108	1,131	887
Total expenses	5,508	2,432	1,691
Operating loss	(5,508)	(2,432)	(1,691)
Interest expense	6,726	609	535
Other (income) loss	(1,575)	630	208
Loss before equity in undistributed earnings of subsidiaries	(10,659)	(3,671)	(2,434)
Equity in undistributed earnings of subsidiaries	(10,518)	(4,504)	(3,976)
Net loss	$(21,177)	$(8,175)	$(6,410)
Other comprehensive income (loss), net of taxes:
Other comprehensive income (loss) of subsidiaries	175	(22)	(69)
Other comprehensive income (loss)	175	(22)	(69)
Comprehensive loss	$(21,002)	$(8,197)	$(6,479)

Trupanion, Inc. Condensed Statements of Cash Flows (Parent Company Only) (In thousands)

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Operating activities
Net loss	$(21,177)	$(8,175)	$(6,410)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Loss attributable to equity method investments	10,518	4,504	3,976
Depreciation and amortization	67	37	—
Amortization of debt discount and prepaid loan fees	5,033	36	11
Stock-based compensation expense	4,084	1,938	1,434
Loss on disposal of equipment	—	52	—
Warrant expense	(1,574)	543	200
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(339)	(64)	(11)
Accounts payable	889	1,840	538
Accrued liabilities	(84)	206	—
Net cash (used in) provided by operating activities	(2,583)	917	(262)
Investing activities
Purchases of property and equipment	(243)	(65)	(33)
Advances to subsidiaries	(22,209)	(9,455)	(6,910)
Equity method investment	—	—	(249)
Net cash used in investing activities	(22,452)	(9,520)	(7,192)
Financing activities
Restricted cash	3,000	(3,000)	—
Other financing costs	(103)	—	—
Issuance of preferred stock	—	—	6,922
Net Proceeds from IPO	72,755	—	—
Issuance (settlement) of forward contract	—	—	(52)
Purchase of treasury stock	—	—	(2,327)
Deferred financing costs	—	(56)	—
Redemption of preferred stock	—	—	(2,727)
Proceeds from exercise of stock options	211	607	458
Proceeds from line of credit and debt financing	17,000	15,000	—
Repayment of debt financing	(32,000)	5,000	—
Net cash provided by financing activities	60,863	17,551	2,274
Effect of foreign exchange rates on cash, net	175	(22)	(69)
Net increase (decrease) in cash and cash equivalents	36,003	8,926	(5,249)
Cash and cash equivalents at beginning of year	9,039	113	5,362
Cash and cash equivalents at end of year	$45,042	$9,039	$113
Supplemental disclosures
Noncash investing and financing activities:
Income taxes paid	(9)	—	—
Interest paid	(1,494)	(642)	(570)
Warrants issued in conjunction with debt issuance	1,124	3,806	18
Exchange of stock and intangible asset for equity method investment	—	448	(250)
Cashless exercise of preferred stock warrants	1,270	—	—
Common stock warrant reclassification to equity	3,180	—	—

1. Organization and Presentation
The accompanying condensed financial statements present the financial position, results of operations and cash flows for Trupanion, Inc. These condensed unconsolidated financial statements should be read in conjunction with the consolidated financial statements of Trupanion, Inc. and its subsidiaries and the notes thereto (the Consolidated Financial Statements). Investments in subsidiaries are accounted for using the equity method of accounting.
Additional information about Trupanion, Inc.’s accounting policies pertaining to intangible assets, commitments and contingencies, debt financing, stock-based compensation, and stockholders’ equity are set forth in Notes 4, 8, 10, 11 and 12, respectively, to the Consolidated Financial Statements