Form 10-Q
period 2015-03-31
TRUPANION INC.
filed 2015-05-07
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 1, 2015, there were approximately 28,157,176 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Trupanion, Inc. Consolidated Statements of Operations (in thousands, except for share and per share data) (unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$33,310	$25,640
Cost of revenue:
Claims expenses	23,351	17,034
Other cost of revenue	4,377	3,850
Gross profit	5,582	4,756
Operating expenses:
Sales and marketing	3,651	2,646
Technology and development	2,798	2,200
General and administrative	3,697	2,786
Total operating expenses	10,146	7,632
Operating loss	(4,564)	(2,876)
Interest expense	245	736
Other expense, net	19	1,286
Loss before income taxes	(4,828)	(4,898)
Income tax expense	108	15
Net loss	$(4,936)	$(4,913)

Net loss per share:
Basic and diluted	$(0.18)	$(3.22)
Weighted-average shares used to compute net loss per share:
Basic and diluted	27,337,302	1,524,028

Trupanion, Inc. Consolidated Statements of Comprehensive Loss (in thousands) (unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(4,936)	$(4,913)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(129)	51
Change in unrealized losses on available-for-sale securities	(8)	35
Other comprehensive (loss) income, net of taxes	(137)	86
Comprehensive loss	$(5,073)	$(4,827)

Trupanion, Inc. Consolidated Balance Sheets (in thousands, except for share data)

	March 31, 2015	December 31, 2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$32,494	$53,098
Short-term investments	21,330	22,371
Accounts and other receivables	7,786	7,887
Prepaid expenses and other assets	1,448	1,299
Total current assets	63,058	84,655
Investments in fixed maturities, at fair value	934	942
Property and equipment, net	8,618	7,862
Intangible assets, net	4,831	4,847
Other long term assets	16	—
Total assets	$77,457	$98,306
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,438	$1,962
Accrued liabilities	3,560	4,607
Claims reserve	5,185	5,107
Deferred revenue	9,677	9,345
Other payables	1,083	1,523
Total current liabilities	20,943	22,544
Long-term debt	—	14,900
Deferred tax liabilities	1,495	1,495
Other liabilities	102	92
Total liabilities	22,540	39,031
Stockholders’ equity:
Common stock, $0.00001 par value per share, 200,000,000 shares authorized at March 31, 2015 and December 31, 2014, 28,710,100 and 28,089,121 issued and outstanding at March 31, 2015; 28,451,920 and 27,830,941 shares issued and outstanding at December 31, 2014.	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 authorized at March 31, 2015 and December 31, 2014, and 0 issued and outstanding at March 31, 2015 and December 31, 2014.	—	—
Additional paid-in capital	119,760	119,045
Accumulated other comprehensive (loss) income	(126)	11
Accumulated deficit	(62,116)	(57,180)
Treasury stock, at cost: 620,979 shares at March 31, 2015 and December 31, 2014.	(2,601)	(2,601)
Total stockholders’ equity	54,917	59,275
Total liabilities and stockholders’ equity	$77,457	$98,306

Trupanion, Inc. Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(4,936)	$(4,913)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	566	309
Amortization of debt discount and prepaid loan fees	—	227
Warrant expense	—	1,219
Stock-based compensation expense	703	567
Other, net	(116)	45
Changes in operating assets and liabilities:
Accounts receivable	75	(142)
Prepaid expenses and other current assets	(152)	(178)
Accounts payable	(387)	520
Accrued liabilities	(736)	(1,554)
Claims reserve	76	(657)
Deferred revenue	329	208
Other payables	(330)	396
Net cash used in operating activities	(4,908)	(3,953)
Investing activities
Purchases of investment securities	(3,206)	(2,677)
Maturities of investment securities	4,245	3,809
Purchases of property and equipment	(1,590)	(1,016)
Net cash (used in) provided by investing activities	(551)	116
Financing activities
Deferred financing costs	—	(619)
Proceeds from exercise of stock options	367	20
Payment on line of credit	(14,900)	—
Tax withholding on restricted stock	(384)	—
Net cash used in financing activities	(14,917)	(599)
Effect of foreign exchange rates on cash, net	(228)	90
Net change in cash and cash equivalents	(20,604)	(4,346)
Cash and cash equivalents at beginning of period	53,098	14,939
Cash and cash equivalents at end of period	$32,494	$10,593
Supplemental disclosures
Income taxes paid	(98)	(7)
Interest paid	(249)	(227)
Noncash investing and financing activities:
Increase in payables for property and equipment	(367)	(422)
Increase in payables for deferred financing costs	—	(812)

Trupanion, Inc.
Notes to the Consolidated Financial Statements (unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies
Description of Business
Trupanion, Inc. (collectively with its wholly-owned subsidiaries, the Company) is a direct-to-consumer monthly subscription service provider of a medical plan for cats and dogs throughout the United States, Canada and Puerto Rico.
Basis of Presentation
The consolidated balance sheet data as of December 31, 2014 was derived from audited consolidated financial statements. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission on February 24, 2015. The accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period.
Reclassifications
Certain prior year amounts have been reclassified within the Company’s consolidated financial statements from their original presentation to conform to the current period presentation. In addition, amounts in note 8 related to segments have been recast to reflect a change in the composition of the Company’s segments as described in note 8.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies and the reported amounts of revenue and expenses. Significant items subject to such estimates and assumptions include the valuation of deferred tax assets, stock-based compensation, claims reserve and useful lives of software developed for internal use. Actual results could differ from the estimates used in preparing the consolidated financial statements.
Income Taxes
The Company is subject to income taxes in the United States and in Canada. The provision for income taxes reflects the Company's estimated effective tax rate for the year. The difference between this rate and the U.S. federal income tax rate of 35% was primarily due to a full valuation allowance on its U.S. deferred tax assets.
Accumulated Other Comprehensive Loss
There were no reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2015 and 2014.
Insurance Operations
Effective January 1, 2015, the Company formed a segregated account in Bermuda as part of Wyndham Insurance Company (SAC) Limited (WICL), and entered into a revised fronting and reinsurance arrangement with Omega General Insurance Company (Omega) to include its newly formed segregated account. The Company maintains all risk with the business written in Canada and consolidates the entity in its financial statements. Contractual requirements restrict dividends from this entity until after 2016, at which time dividends will be allowed subject to the Segregated Accounts Company Act of 2000, which allows for dividends only to the extent that the entity remains solvent and the value of its assets remain greater than the aggregate of its liabilities and its issued share capital and share premium accounts.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Insurance contracts are excluded from the scope of this new guidance. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited, and must be applied retrospectively or modified retrospectively. We do not believe this ASU will have a material impact on our consolidated financial statements.
2. Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Excluded from the weighted-average number of shares outstanding are shares that have been issued and are subject to future vesting and unvested restricted stock. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Potentially dilutive common stock equivalents are comprised of convertible preferred stock, warrants for the purchase of convertible preferred stock and common stock, exchangeable shares, unvested restricted stock, restricted stock units, and stock options. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
The following potential dilutive equity securities are not included in the diluted net loss per common share calculation because they would have had an antidilutive effect:

	As of March 31,
	2015	2014
Stock options	4,677,592	4,833,400
Restricted stock awards and units	592,625	714,365
Warrants	869,999	884,111
Series A convertible preferred stock	—	7,466,283
Series B convertible preferred stock	—	3,546,384
Series C convertible preferred stock	—	3,845,322
Exchangeable shares	—	2,247,130
Convertible preferred stock is presented on an as converted basis to reflect the applicable conversion ratio.

3. Investment Securities
The amortized cost, gross unrealized holding losses, and fair value of available-for-sale and short-term investments by major security type and class of security were as follows as of March 31, 2015 and December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
As of March 31, 2015
Available-for-sale:
Municipal bond	$1,000	$(66)	$934
	$1,000	$(66)	$934
Short-term investments:
U.S. Treasury securities	$5,782	$(1)	$5,781
Certificates of deposit	800	—	800
U.S. government funds	14,748	—	14,748
	$21,330	$(1)	$21,329

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2014
Available-for-sale:
Municipal bond	$1,000	$(58)	$942
	$1,000	$(58)	$942
Short-term investments:
U.S. Treasury securities	$5,677	$—	$5,677
Certificates of deposit	800	—	$800
U.S. government funds	15,894	—	$15,894
	$22,371	$—	$22,371
Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	March 31, 2015
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	1,000	934
Due after ten years	—	—
	$1,000	$934
The Company had one investment with an unrealized loss of $0.1 million and a fair value of $0.9 million at March 31, 2015 and December 31, 2014. The debt security has been in the unrealized loss position for more than 12 months. The Company has assessed the bond for credit impairment and has determined that there is no intent to sell this bond and it is likely that it will hold the investment for a period of time sufficient to allow for a recovery. Furthermore, future payments on this bond are insured by a financial guarantee insurer. Therefore, the Company believes that the unrealized loss on this bond constitutes a temporary impairment.
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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Municipal bond	$934	$—	$934	$—
Money market funds	20,574	20,574	—	—
Total	$21,508	$20,574	$934	$—

	As of December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Municipal bond	$942	$—	$942	$—
Money market funds	44,575	44,575	—	—
Total	$45,517	$44,575	$942	$—
The Company estimates fair value for its long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long term debt approximated fair value at December 31, 2014.
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the three months ended March 31, 2015 and 2014.
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

A rollforward of activity in liabilities valued using Level 3 inputs is as follows (in thousands):

	Warrant Liabilities
	2015	2014
Balance at January 1,	$—	$4,900
Change in fair value upon remeasurement	—	1,219
Balance at March 31,	$—	$6,119
Changes in fair value upon remeasurement are recorded in other expense, net on the consolidated statement of operations.
5. Debt
The Company has a revolving line of credit with a bank, which is secured by any and all interest the Company has in assets that are not otherwise restricted. The revolving line of credit bears a variable interest rate equal to the greater of 5.0% or 1.5% plus the prime rate. Interest expense is due monthly on the outstanding principal amount with all amounts outstanding under the revolving line of credit due upon maturity in July 2016. The credit agreement requires the Company to comply with various financial and non-financial covenants. This facility also has a compensating balance requirement of $0.5 million.
Borrowings on the revolving line of credit are limited to the lesser of $20.0 million in 2015 and 2014, and the total amount of cash and securities held by American Pet Insurance Company (APIC), less up to $0.5 million for obligations the Company may have outstanding for other ancillary services. The Company has no outstanding borrowings on this line of credit as of March 31, 2015.
6. Commitments and Contingencies
The Company has entered into strategic marketing and consulting agreements with various parties. Agreements entered into during the three months ended March 31, 2015 will result in an increase in commitments of $0.6 million in 2015, $1.1 million in 2016 and $0.3 million in 2017.
The Company completed a voluntary self-disclosure with the Canada Revenue Agency related to goods and services tax (GST) and harmonized sales tax (HST) owed for 2007 through 2013. During the three months ended March 31, 2015, the Company received the final assessment of GST and HST owed amounting to $0.8 million and paid $0.4 million of this fee to the Canada Revenue Agency. The remainder of the amount owed is expected to be paid in the three months ended June 30, 2015. Interest will be due on the amounts owed until they are paid.
The Company’s subsidiary, APIC, a New York insurance company, received an inquiry from the California Department of Insurance (CDOI) in 2011 alleging APIC’s trial insurance policies issued in California are in violation of California law. The Company disputed this assertion. On February 12, 2015, APIC and CDOI entered into a Stipulation and Waiver whereby APIC voluntarily agreed to remove its trial certificate program in favor of a new program that was approved by the CDOI. APIC also agreed to pay a fine and reimburse CDOI expenses in an aggregate amount of $0.4 million which was accrued as of December 31, 2014. Pursuant to the stipulation, APIC did not admit any wrongdoing and continues to believe that its program was permissible under California law; however, the Company determined that it was in its best interest to resolve the dispute amicably.
The Company received an inquiry from the Washington State Office of the Insurance Commissioner (OIC) in December 2012 concerning whether subsidiaries of the Company were properly licensed, and whether certain of its employees were properly licensed, under Washington law. A regulatory examination took place during the third and fourth quarters of 2014. As of March 31, 2015 and December 31, 2014, the Company had accrued liabilities of $0.3 million and $0.2 million, respectively, for this matter. Adverse outcomes beyond recorded amounts are reasonably possible. At this stage in the matter, however, the Company is unable to estimate a possible loss or range of possible loss beyond amounts accrued.
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

7. Stock-Based Compensation
The following table presents information regarding stock options granted, exercised and forfeited for the periods presented:

	Number Of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
December 31, 2014	5,112,556	$3.19	$21,116
Granted	57,374	7.36
Exercised	(330,875)	1.58	2,068
Forfeited	(161,463)	8.79
March 31, 2015	4,677,592	3.16	23,564

Vested and exercisable at March 31, 2015	3,415,825	$1.93	$20,833
As of March 31, 2015, the stock options outstanding had a remaining contractual life of 6.40 years.
Stock-based compensation expense includes stock options and restricted stock granted to employees and non-employees and has been reported in the Company’s statements of operations in claims expenses, other cost of revenue, sales and marketing, technology and development, and general and administrative expenses depending on the function performed by the employee or non-employee. The Company measures compensation expense on a straight-line basis except for restricted stock with a performance condition which is measured on a graded vesting schedule. The remaining 584,385 shares of unvested restricted stock measured on a graded vesting schedule are expected to vest over the remaining service term of approximately 4.50 years.
As of March 31, 2015, the Company had unrecognized stock-based compensation of $6.2 million related to stock options and restricted stock held by employees and non-employees, which is expected to vest over a weighted-average period of approximately 2.35 years. As of March 31, 2015, the Company had 1,261,767 unvested stock options and 592,625 restricted stock awards that are expected to vest. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The expense recognized in each category is provided in the table below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Claims expenses	$53	$57
Other cost of revenue	16	24
Sales and marketing	130	149
Technology and development	121	98
General and administrative	383	239
Total stock-based compensation	$703	$567

8. Segments
The Company operates in two segments: subscription business and other business. The subscription business segment includes monthly subscriptions related to the Company’s medical plan which are marketed directly to consumers, while the other business segment includes all other business which is not directly marketed to consumers. Prior to January 1, 2015, certain enrollments not marketed directly to consumers were included in the subscription business segment as they were not segregated in reporting used by the chief operating decision maker. During the three months ended March 31, 2015, the Company began reporting these pets in its other business segment due to the characteristics of this business being similar to other arrangements within the other business segment. In addition, the chief operating decision maker began using information related to the subscription business segment excluding these pets in order to evaluate the Company's business and operations and make decisions. As such, these pets have been considered a part of the other business segment after January 1, 2015. Prior period segment information presented below has been recast to reflect this change.
The chief operating decision maker uses two measures to evaluate segment performance: revenue and gross profit. Corporate operating expenses, interest and other expenses, and income taxes are not allocated to the segments, nor included in the measure of segment profit or loss. The Company does not analyze discrete segment balance sheet information related to long-term assets.
Revenue and gross profit of the Company’s segments were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Revenue:
Subscription business	$30,056	$22,861
Other business	3,254	2,779
	33,310	25,640
Claims expenses:
Subscription business	21,502	15,896
Other business	1,849	1,138
	23,351	17,034
Other cost of revenue:
Subscription business	3,264	2,492
Other business	1,113	1,358
	4,377	3,850
Gross profit:
Subscription business	5,290	4,473
Other business	292	283
	5,582	4,756
Sales and marketing	3,651	2,646
Technology and development	2,798	2,200
General and administrative	3,697	2,786
Operating loss	$(4,564)	$(2,876)
The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended
	March 31,
	2015	2014
United States	$25,831	$18,882
Canada	7,479	6,758
Total revenue	$33,310	$25,640
Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2015.

Item 2. - Management’s Discussion and Analysis of Financial Conditions and Results of Operations
Overview
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
We operate in two business segments: subscription business and other business. We generate revenue in our subscription business segment primarily from subscription fees for our medical plan, which we market to consumers. Our medical plan automatically renews on a monthly basis, and members pay the subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit card, debit card or bank account through automatic funds transfer. Subscription revenue is recognized on a pro rata basis over the monthly enrollment term. We generate revenue in our other business segment primarily from policies that are not marketed directly to consumers.
We generate leads for our subscription business through both third-party referrals and online member acquisition channels, which we then convert into members through our website and contact center. Veterinary practices represent our largest referral source. While these referrals accounted for a majority of our enrollments during 2014 and the first quarter of 2015, we do not pay commissions to or otherwise compensate veterinarians for their referrals. We engage a national referral network of independent contractors who are paid fees based on activity in their regions, which we refer to as our Territory Partners. Our Territory Partners are dedicated to cultivating direct veterinary relationships and building awareness of the benefits that our medical plan offers veterinarians and their clients. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. Our online member acquisition channels serve as important resources for pet owner education and drive new member leads and conversion. We also receive a significant number of new leads from existing members adding pets and referring their friends and family members. We constantly evaluate the effectiveness of our member acquisition channels and marketing initiatives based upon their return on investment, which we measure by comparing the ratio of the lifetime value of a pet generated through each specific channel or initiative to the related acquisition cost.
Our revenue increased from $25.6 million for the three months ended March 31, 2014 to $33.3 million for the three months ended March 31, 2015, representing 30% year-over-year growth. We have made and expect to continue to make substantial investments in member acquisition and in expanding our operations. For the three months ended March 31, 2015 and 2014, we had a net loss of $4.9 million. As of March 31, 2015, our accumulated deficit was $62.1 million.
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

The following tables set forth our key financial and operating metrics for our subscription business for each of the last eight fiscal quarters. The prior period metrics have been recast to reflect the movement of pets from the subscription business segment to the other business segment during the first quarter of 2015. For more information on this change see "-Basis of Presentation."

	Period Ended
	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013
Total pets enrolled (at period end)	246,106	232,450	221,479	207,969	194,902	182,497	172,184	156,749
Total subscription pets enrolled (at period end)	228,409	215,491	205,194	192,338	179,819	168,405	159,080	147,115
Monthly adjusted revenue per pet	$44.34	$44.79	$44.88	$43.60	$43.07	$43.06	$42.55	$42.20
Lifetime value of a pet (LVP)	$567	$591	$580	$602	$612	$613	$619	$642
Average pet acquisition cost (PAC)	$134	$145	$115	$114	$113	$106	$81	$101
Average monthly retention	98.66%	98.69%	98.67%	98.65%	98.65%	98.65%	98.64%	98.62%
Adjusted EBITDA (in thousands)	$(3,333)	$(2,903)	$(2,908)	$(2,459)	$(2,079)	$(1,780)	$(378)	$(985)
Total pets enrolled. Total pets enrolled reflects the number of pets subscribed to either our plan or one of the plans offered in our other business segment at the end of each period presented. We monitor total pets enrolled because it provides an indication of the growth of our consolidated business.
Total subscription pets enrolled. Total subscription pets enrolled reflects the number of pets subscribed to our core plan at the end of each period presented. We monitor total subscription pets enrolled because it provides an indication of the growth of our subscription business.
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
Average pet acquisition cost. Pet acquisition cost (PAC) is calculated as acquisition cost divided by the total number of new subscription pets enrolled in that period. Acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as sales and marketing expenses, excluding stock-based compensation, offset by sign-up fee revenue. We offset sales and marketing expenses with sign-up fee revenue since it is a one-time charge to new members used to partially offset initial setup costs, which are included in sales and marketing expenses. We monitor average pet acquisition cost to evaluate the efficiency of our sales and marketing programs in acquiring new members and measure effectiveness using the ratio of our lifetime value of a pet to average pet acquisition cost.

Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of March 31, 2015 is an average of each month’s retention from April 1, 2014 through March 31, 2015. We calculate monthly retention as the number of subscription pets that remain after subtracting all subscription pets that cancel during a month, including subscription pets that enroll and cancel within that month, divided by the total subscription pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months and manage our business.
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

The following table reflects the reconciliation of adjusted revenue to revenue:

	Three Months Ended
	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013
	(in thousands)
Revenue	$33,310	$31,868	$30,312	$28,090	$25,640	$24,011	$22,134	$19,842
Excluding:
Other business revenue	(3,254)	(3,251)	(3,200)	(3,178)	(2,779)	(2,736)	(2,256)	(1,558)
Change in deferred revenue	328	247	385	84	262	452	314	218
Sign-up fee revenue	(484)	(363)	(425)	(407)	(377)	(345)	(386)	(356)
Adjusted revenue	$29,900	$28,501	$27,072	$24,589	$22,746	$21,382	$19,806	$18,146

The following table reflects the reconciliation of contribution margin to gross profit:

	Twelve Months Ended
	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013
	(in thousands)
Gross profit	$20,701	$19,874	$18,439	$18,113	$16,792	$15,644	$14,788	$14,263
Excluding:
Stock-based compensation expense	302	315	309	287	270	230	171	143
Other business segment gross profit	(1,549)	(1,539)	(1,468)	(1,314)	(967)	(768)	(572)	(342)
Change in deferred revenue	1,044	977	1,183	1,111	1,246	1,107	874	761
Sign-up fee revenue	(1,679)	(1,572)	(1,554)	(1,514)	(1,464)	(1,418)	(1,356)	(1,285)
Contribution margin	$18,819	$18,055	$16,909	$16,683	$15,877	$14,795	$13,905	$13,540

The following tables reflect the reconciliation of acquisition cost to sales and marketing expenses:

	Three Months Ended
	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013
	(in thousands)
Sales and marketing expenses	$3,651	$3,218	$2,934	$2,810	$2,646	$2,238	$2,013	$2,268
Excluding:
Stock-based compensation expense	(130)	(147)	(115)	(144)	(149)	(185)	(147)	(202)
Other business segment sales and marketing expenses	(26)	(30)	(22)	(28)	(44)	(6)	(3)	(8)
Net of:
Sign-up fee revenue	(484)	(363)	(425)	(407)	(377)	(345)	(386)	(356)
Acquisition cost	$3,011	$2,678	$2,372	$2,231	$2,076	$1,702	$1,477	$1,702
The following table reflects the reconciliation of adjusted EBITDA to net loss:

	Three Months Ended
	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013
	(in thousands)
Net loss	$(4,936)	$(4,276)	$(8,509)	$(3,479)	$(4,913)	$(3,203)	$(1,222)	$(1,824)
Excluding:
Stock-based compensation expense	703	890	2,001	626	567	574	478	485
Depreciation and amortization expense	566	441	505	419	309	229	243	214
Interest income	(19)	(18)	(20)	(18)	(18)	(13)	(32)	(27)
Interest expense	245	103	5,155	726	742	225	154	144
Change in fair value of warrant liabilities	—	—	(2,054)	(740)	1,219	414	3	28
Income tax expense (benefit)	108	(43)	14	7	15	(6)	(2)	(5)
Adjusted EBITDA	$(3,333)	$(2,903)	$(2,908)	$(2,459)	$(2,079)	$(1,780)	$(378)	$(985)

Factors Affecting Our Performance
Average monthly retention. Our performance depends on our ability to continue to retain our existing and newly enrolled pets and is impacted by our ability to provide a best-in-class value and member experience. Our ability to maintain the retention rate of enrolled pets may be affected by a number of factors, including the actual and perceived value of our services and the quality of our member experience, our claims payment process and the competitive environment. In addition, if the number of new pets enrolled increases at a faster rate than our historical experience, our average monthly retention rate could be adversely impacted, as our retention rate is generally lower during the first year of member enrollment.
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
Investments to grow our business. We plan to continue to invest to grow our business. Any investments in the development of new technology and continued improvements to our member experience will increase our operating expenses in the near term.
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
Other business segment. Our other business segment includes revenue and expenses related to our writing of policies for an unaffiliated general agent. This relationship can be canceled by the unaffiliated general agent with 360 days’ notice and we are unlikely to be able to replace it with a similar contract quickly, if at all. A cancellation of this contract would result in the policies and revenue being run off over a period of 12 months and could have a material impact on our results of operations. Our other business segment also includes other programs which include policies not directly marketed to consumers and could result in numerous pets enrolling or canceling at one time. We may enter into additional relationships to the extent we believe they will be profitable to us, which could also impact our operating results.
Basis of Presentation
General
We operate in two business segments: subscription business and other business. Our subscription business segment includes revenue and expenses related to monthly subscriptions for our medical plan, which we market to consumers. Our other business segment includes revenue and expenses related to our other operations that are not directly marketed to consumers. During the first quarter of 2015, we began reporting certain pets previously included in our subscription business segment in our other business segment due to the characteristics of this business being marketed to enterprises rather than consumers, similar to other arrangements within the other business segment. These pets were previously included in our subscription business segment. Segment information for prior periods has been recast to reflect this change. We report our financial information in accordance with U.S. GAAP.

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
We generate revenue in our other business segment primarily from writing policies which are not directly marketed to consumers. Revenue from our other business segment is recognized on a pro rata basis over the enrollment term for each policy.
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
Other cost of revenue
Other cost of revenue for our subscription business segment includes direct and indirect member service expenses, renewal fees to our independent referral network, credit card transaction fees and premium tax expenses. Other cost of revenue for our other business segment includes the commission we pay to the unaffiliated general agent and premium taxes on other policies in this segment.
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
Gross Profit
Gross profit is total revenue less cost of revenue. We expect gross profit as a percentage of revenue in our subscription segment to remain relatively consistent in the long-term, although there has been and may be in the future some periodic variability due to a number of factors, including the rate of claims occurrences during such periods and in the timing and significance of our pricing adjustments. The timing of our implementation of various initiatives to improve the experience of our members also may affect gross profit in the short-term. Further, as the mix of subscription business and other business changes and as we add or modify relationships in our other business segment, this may impact our total gross profit as a percentage of revenue.
Operating Expenses
Our operating expenses are classified into three categories: sales and marketing, technology and development, and general and administrative. For each category, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses and stock-based compensation.
Sales and Marketing
Sales and marketing expenses primarily consist of referral fees paid with respect to newly enrolled pets, print, online and promotional advertising costs, and employee compensation and related costs. Sales and marketing expenses are driven primarily by investments to acquire new members. We plan to continue to invest in existing and new member acquisition channels and marketing initiatives to grow our business. We expect sales and marketing expenses to increase in absolute dollars, although it may fluctuate as a percentage of revenue. We generally target a ratio of lifetime value of a pet to average pet acquisition cost of 5 to 1.
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
General and Administrative
General and administrative expenses consist primarily of personnel costs and related expenses for our finance, actuarial, human resources, regulatory, legal, general management functions, as well as facilities and professional services. We have recently incurred additional expenses as a result of expanding our management team and becoming a public company, and expect to continue to incur additional expenses associated with being a public company, including higher legal, corporate insurance and accounting expenses. We expect general and administrative expenses to increase in absolute dollars and decrease as a percentage of revenue over time.

Results of Operations
The following tables set forth our results of operations for the periods presented both in absolute dollars and as a percentage of our revenue for those periods. Prior period results have been recast to incorporate the movement of pets from the subscription business segment to the other business segment during the first quarter of 2015. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscription business	$30,056	$22,861
Other business	3,254	2,779
Total revenue	33,310	25,640
Cost of revenue:
Subscription business(1)	24,766	18,388
Other business	2,962	2,496
Total cost of revenue	27,728	20,884
Gross profit:
Subscription business	5,290	4,473
Other business	292	283
Total gross profit	5,582	4,756
Operating expenses:
Sales and marketing(1)	3,651	2,646
Technology and development(1)	2,798	2,200
General and administrative(1)	3,697	2,786
Total operating expenses	10,146	7,632
Operating loss	(4,564)	(2,876)
Interest expense	245	736
Other expense, net	19	1,286
Loss before income taxes	(4,828)	(4,898)
Income tax expense	108	15
Net loss	$(4,936)	$(4,913)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of revenue	$69	$81
Sales and marketing	130	149
Technology and development	121	98
General and administrative	383	239
Total stock-based compensation expense	$703	$567

	Three Months Ended March 31,
	2015	2014
	(as a % of revenue)
Revenue	100%	100%
Cost of revenue	83	81
Gross profit	17	19
Operating expenses:
Sales and marketing	11	10
Technology and development	8	9
General and administrative	11	11
Total operating expenses	30	30
Operating loss	(14)	(11)
Interest expense	1	3
Other (income) expense, net	—	5
Loss before income taxes	(14)	(19)
Income tax expense (benefit)	—	—
Net loss	(15)%	(19)%

	Three Months Ended March 31,
	2015	2014
	(as a % of subscription revenue)
Subscription business revenue	100%	100%
Subscription business cost of revenue	82	80
Subscription business gross profit	18%	20%

Comparison of Three Months Ended March 31, 2015 and 2014
Prior period results have been recast to incorporate the movement of certain pets from the subscription business segment to the other business segment during the first quarter of 2015.
Revenue

	Three Months Ended March 31,		% Change
	2015	2014
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$30,056	$22,861	31%
Other business	3,254	2,779	17
Total revenue	$33,310	$25,640	30
Percentage of Revenue by Segment:
Subscription business	90%	89%
Other business	10	11
Total revenue	100%	100%
Subscription Business:
Total pets enrolled (at period end)	246,106	194,902	26
Subscription pets enrolled	228,409	179,819	27
Monthly adjusted revenue per pet	$44.34	$43.07	3
Average monthly retention	98.66%	98.65%
Three months ended March 31, 2015 compared to three months ended March 31, 2014. Total revenue increased by $7.7 million to $33.3 million for the three months ended March 31, 2015, or 30%. Revenue from our subscription business segment increased by $7.2 million to $30.1 million for the three months ended March 31, 2015, or 31%. This increase in subscription business revenue primarily was due to a 27% increase in subscription pets enrolled as of March 31, 2015 compared to March 31, 2014 and a 7% increase in monthly adjusted revenue per pet (before conversion of Canadian premiums into U.S. Dollars) during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 as a result of increases in our pricing due to increases in the cost of veterinary care and expansions of our coverage that began in May 2014. The impact of these price increases was partially offset by a $0.9 million impact of foreign exchange rates on our Canadian revenue when compared to the three months ended March 31, 2014, reducing the increase in monthly adjusted revenue per pet from 7% to 3%. Revenue from our other business segment increased $0.5 million to $3.3 million for the three months ended March 31, 2015, due to an increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2015	2014
	(in thousands, except percentages)
Cost of Revenue:
Subscription business:
Claims expenses	$21,502	$15,896	35%
Other cost of revenue	3,264	2,492	31
Total cost of revenue	24,766	18,388	35
Gross profit	5,290	4,473	18
Other business:
Claims expenses	1,849	1,138	62
Other cost of revenue	1,113	1,358	(18)
Total cost of revenue	2,962	2,496	19
Gross profit	292	283	3
Percentage of Revenue by Segment:
Subscription business:
Claims expenses	72%	70%
Other cost of revenue	11	11
Total cost of revenue	82	80
Gross profit	18	20
Other business:
Claims expenses	57	41
Other cost of revenue	34	49
Total cost of revenue	91	90
Gross profit	9	10
Three months ended March 31, 2015 compared to three months ended March 31, 2014. Cost of revenue for our subscription business segment was $24.8 million, or 82% of revenue, for the three months ended March 31, 2015, compared to $18.4 million, or 80% of revenue, for the three months ended March 31, 2014.This $6.4 million increase in the subscription cost of revenue, and the 2% increase as a percentage of revenue, is primarily the result of an increase in claims expenses, which were 72% of revenue for the three months ended March 31, 2015, compared to 70% of revenue for the three months ended March 31, 2014. We have in the past and expect in the future to experience changes in the claims ratio from quarter to quarter and year to year. During the second half 2014 and the first quarter of 2015, the claims expense ratio was higher than our historical average due to a higher frequency of claims than previous periods, which primarily was driven by the implementation of several key initiatives designed to improve our member experience. We expect that the claims expense ratio and the cost of revenue as a percent of revenue will continue to be elevated during 2015 as price increases generally are implemented on our members’ annual anniversary dates. In addition, compensation expense and related costs increased by $0.3 million due to a 46% increase in headcount in the claims department to service our growth and improve our member experience. Cost of revenue for our other business segment increased $0.5 million to $3.0 million for the three months ended March 31, 2015, due to an increase in enrolled pets in this segment.

Sales and Marketing Expenses

	Three Months Ended March 31,		% Change
	2015	2014
	(in thousands, except percentages and per pet data)
Sales and marketing	$3,651	$2,646	38%
Percentage of total revenue	11%	10%

Subscription Business:
Average pet acquisition cost (PAC)	$134	$113	19
Three months ended March 31, 2015 compared to three months ended March 31, 2014. Sales and marketing expenses increased $1.0 million to $3.7 million for the three months ended March 31, 2015, or 38%. The increase in sales and marketing expense was primarily due to a $0.6 million increase in our territory partner network and promotional materials and $0.2 million in fees directly driven by enrollments. In addition, there was an increase of $0.2 million in expenditures related to new and expanded online sales and marketing initiatives and $0.2 million due to increased headcount.
Technology and Development Expenses

	Three Months Ended March 31,		% Change
	2015	2014
	(in thousands, except percentages)
Technology and development	$2,798	$2,200	27%
Percentage of total revenue	8%	9%
Three months ended March 31, 2015 compared to three months ended March 31, 2014. Technology and development expenses increased $0.6 million to $2.8 million for the three months ended March 31, 2015, or 27%. This increase is attributable to salaries and related expenses due to an 18% increase in headcount to support our growth. Total expenses, net of capitalization, in technology related to our direct pay claims processing decreased $0.2 million to $1.0 million for the three months ended March 31, 2015.
General and Administrative Expenses

	Three Months Ended March 31,		% Change
	2015	2014
	(in thousands, except percentages)
General and administrative	$3,697	$2,786	33%
Percentage of total revenue	11%	11%
Three months ended March 31, 2015 compared to three months ended March 31, 2014. General and administrative expenses increased $0.9 million to $3.7 million for the three months ended March 31, 2015, or 33%. The increase in general and administrative expenses was primarily due to an increase in salaries and related expenses of $0.5 million due to strategic increases in headcount and $0.3 million in costs related to becoming a public company.
Other (Income) Expense, Net

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest expense	$245	$736
Other expense, net	19	1,286
Total other expense, net	$264	$2,022
Three months ended March 31, 2015 compared to three months ended March 31, 2014. Other expense, net for the three months ended March 31, 2015 decreased $1.8 million to $0.3 million. The decrease was primarily due to a $0.6 million decrease in interest expense related to the repayment of debt in the third quarter 2014 and $1.2 million related to the revaluation of warrants in the first quarter of 2014, which were reclassified to stockholders’ equity on our balance sheet after our initial public offering in July 2014.

Liquidity and Capital Resources
Since inception, we have financed our operations and met capital requirements primarily through the sale of equity securities and from borrowings. Our principal uses of cash are paying claims, funding operations and capital requirements, investing in new member acquisition and enhancements to our member experience.
Sources of Funds
As of March 31, 2015, we had cash and cash equivalents of $32.5 million and short-term investments of $21.3 million. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations and statutory capital requirements for at least the next 12 months. From time to time, we may explore additional financing, which could include equity, equity-linked and debt financing. However, there can be no assurance that any additional financing will be available to us on acceptable terms, or at all.
Long-Term Debt
In April 2007, we entered into a loan and security agreement with Square 1 Bank (Square 1), which we amended and restated in August 2012 and most recently amended in December 2014. We refer to this amended and restated loan and security agreement as our Square 1 credit facility. The Square 1 credit facility provides for a revolving line of credit, under which we may take advances up to $20.0 million. The maximum amount for borrowing under the Square 1 credit facility, inclusive of any amounts outstanding under the revolving line of credit and the term loan, is the lesser of $20.0 million or the total amount of cash and securities held by our subsidiary, American Pet Insurance Company (APIC), less up to $0.5 million for obligations we may have outstanding from Square 1 for other ancillary services.
Interest on the revolving line of credit accrues at a variable annual rate equal to the greater of 5.0% or 1.5% plus the prime rate. The revolving line of credit matures in July 2016, at which time it will need to be renewed or all amounts outstanding under it, including accrued interest, will become immediately due and payable. During the first quarter of 2015, we repaid our borrowings under this facility and, as of March 31, 2015, we did not have any outstanding amounts under this facility.
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
The Square 1 credit facility also requires us to maintain certain non-financial covenants, including those that restrict our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, permit withdrawals from APIC (with certain exceptions) and conduct operations in certain of our Canadian subsidiaries. As of March 31, 2015, we were in compliance with each of the financial and non-financial covenants.
Any outstanding obligations under the Square 1 credit facility would be secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock.
Regulation
As of March 31, 2015, our insurance entities, APIC and WICL Segregated Account AX, held $23.9 million in investments and $7.9 million in other current assets. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of March 31, 2015, total assets and liabilities held outside of our insurance entities totaled $44.7 million and $7.3 million, respectively.

APIC
The majority of our investments are held by APIC to satisfy risk-based capital requirements of the National Association of Insurance Commissioners (NAIC). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. As of December 31, 2014, APIC was required to maintain at least $22.6 million of risk-based capital to avoid this additional regulatory oversight. As of that date, APIC maintained $23.7 million of risk-based capital. The NY DFS may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow.
New York laws also restrict the ability of APIC and to pay dividends to our parent holding company. The dividend restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. In general, dividends or distributions that, in the aggregate in any 12-month period exceed the lesser of (i) 10% of surplus as of the preceding December 31 or (ii) the insurer’s adjusted net investment income for such 12-month period ended the preceding December 31, not including realized capital gains, are subject to approval by regulatory authorities. As of December 31, 2014, less than $0.1 million was able to be paid in the form of a dividend from APIC to our parent holding company without prior approval from regulatory authorities.
WICL Segregated Account AX
WICL Segregated Account AX is a segregated account within WICL. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL and all shares of the segregated account are owned by Trupanion, Inc. Our agreements with WICL do not allow dividends to be paid to our parent company until 2016 or later. In addition, we are required to fund a Canadian Trust account with the greater of CAD $2.0 million or 115% of unearned Canadian premium plus 15% of outstanding Canadian claims, including all incurred by not reported claims as well as required capital of CAD $1.3 million. During January 2015, we funded CAD $3.3 million to initially satisfy this requirement.
Though we are not directly regulated by the Bermuda Monetary Authority (BMA), WICL's regulation and compliance impacts us as it could have an adverse impact on the ability of Segregated Account AX to pay dividends. WICL is regulated by the BMA under the Insurance Act of 1978 (Insurance Act) and the Segregated Accounts Company Act of 2000. The Insurance Act imposes on Bermuda insurance companies, solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, and auditing and reporting requirements, and grants the BMA powers to supervise and, in certain circumstances, to investigate and intervene in the affairs of insurance companies. Under the Insurance Act, WICL as a class 3 insurer is required to maintain available statutory capital and surplus at a level equal to or in excess of a prescribed minimum established by reference to net written premiums and loss reserves.
Under the Bermuda Companies Act 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. The Segregated Accounts Company Act of 2000 further requires that dividends out of a segregated account can only be paid to the extent that the cell remains solvent and the value of its assets remain greater than the aggregate of its liabilities and its issued share capital and share premium accounts.
To comply with the regulations and contractual obligations over APIC and WICL Segregated Account AX, we may be required to maintain capital that we would otherwise invest in our growth and operations, which may require us to modify our operating plan or marketing initiatives, delay the implementation of new solutions or development of new technologies, decrease the rate at which we hire additional personnel and enter into relationships with Territory Partners, incur indebtedness or pursue equity or debt financings or otherwise modify our business operations.
Investments
As of March 31, 2015, we had $22.3 million of short-term and long-term investments. These investments are held to satisfy statutory requirements. The majority of our investments are highly rated U.S. treasury securities, certificates of deposit, and U.S. government funds. In addition we have one investment in a municipal bond that is insured by a third-party insurance company with a rating of "A2" with Moody’s. The unused proceeds from our initial public offering currently are held primarily in money market funds.

Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(4,908)	$(3,953)
Net cash (used in) provided by investing activities	(551)	116
Net cash used in financing activities	(14,917)	(599)
Effect of exchange rates on cash	(228)	90
Net decrease in cash and cash equivalents	$(20,604)	$(4,346)
Operating Cash Flows
We derive operating cash flows from cash collected from the sale of subscriptions to our medical plan, which is used to pay claims and other cost of revenue. Additionally, cash is used to support the growth of our business. As a result, we have historically experienced negative cash flows from operating activities as we have expanded our business. We expect this to continue until we reach sufficient enrollment levels to allow us to be cash flow break even while we invest in member growth. We anticipate that we will continue to make material capital expenditures on company initiatives, including investments to support new technology to enhance our member experience.
Net cash used in operating activities for the three months ended March 31, 2015 consisted of our net loss of $4.9 million reduced by non-cash expenses, including stock-based compensation of $0.7 million and depreciation and amortization of $0.6 million as well as changes in our operating assets and liabilities of $1.1 million. The change in operating assets and liabilities was primarily driven by an increase in claims paid due to higher frequency and severity, increased spend on marketing and technology initiatives, and a $0.4 million payment of GST related to prior years operations. These were partially offset by a $0.3 million increase in our deferred revenue due to subscription revenue growth.
Investing Cash Flows
Net cash from investing activities for each of the periods presented was primarily related to the purchases and maturities of investments and expenditures on software to be used internally for our direct pay initiative. We expect to continue make investments in technology to improve our customer experience as we expand our operations.
Financing Cash Flows
Historically, we have funded our operations through the issuance of common and preferred stock and the incurrence of indebtedness. For the three months ended March 31, 2015, net cash used in financing activities primarily consisted of debt repayments of $14.9 million.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. Our contractual cash obligations as of March 31, 2015 are set forth below (in thousands).

	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Operating lease obligations	$1,206	$824	$382	$—	$—
Strategic marketing and consulting agreements	2,593	1,011	1,426	101	55

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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2015, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Our subsidiary, APIC, a New York insurance company, received an inquiry from the California Department of Insurance (CDOI) in 2011 alleging APIC’s trial insurance policies issued in California are in violation of California law. We disputed this assertion. On February 12, 2015, APIC and CDOI entered into a Stipulation and Waiver whereby APIC voluntarily agreed to remove its trial certificate program in favor of a new program that was pre-approved by the CDOI. APIC also agreed to pay a fine and reimburse CDOI expenses in an aggregate amount of $0.4 million. Pursuant to the stipulation, APIC did not admit any wrongdoing.
We received an inquiry from the Washington State Office of the Insurance Commissioner (OIC) in December 2012 concerning whether one of our subsidiaries was properly licensed, and whether certain of its employees were properly licensed, under Washington law. A regulatory examination took place during the third and fourth quarters of 2014. As of March 31, 2015 and December 31, 2014, we had accrued liabilities of $0.3 million and $0.2 million, respectively, for this matter. Adverse outcomes beyond recorded amounts are reasonably possible. At this stage in the matter, however, we are unable to estimate a possible loss or range of possible loss beyond amounts accrued.
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
We have incurred significant net losses since our inception. We had a net loss of $4.9 million for the three months ended March 31, 2015. Additionally, as of March 31, 2015, our accumulated deficit was $62.1 million. We have funded our operations through equity financings and borrowings under a revolving line of credit and term loans. We may not be able to achieve or maintain profitability in the near future or at all. Our recent growth, including our growth in revenue and membership, may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain profitability. Additionally, our expense levels are based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
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
We invest significantly in member acquisition. We spent $3.7 million on sales and marketing to acquire new members for the three months ended March 31, 2015. We expect to continue to spend significant amounts to acquire additional members. We utilize Territory Partners, who are paid fees based on activity in their regions, to communicate the benefits of our medical plan to veterinarians through in-person visits. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. We also invest in other third-party referrals and direct to consumer member acquisition channels, though we have limited experience with some of them.
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

The prices of our medical plan subscriptions are based on assumptions and estimates and may be subject to regulatory approvals. If our actual experience differs from the assumptions and estimates used in pricing our medical plan subscriptions or if we are unable to obtain any necessary regulatory pricing approvals we need, at all or in a timely manner, our revenue and financial condition could be adversely affected.
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
As of March 31, 2015, our claims reserve was $5.2 million. Our recorded claims reserve is based on our best estimates of claims, both reported and incurred but not reported, after considering known facts and interpretations of circumstances. We consider internal factors, including data from our proprietary data analytics platform, experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, claims management programs and contractual terms. We may also consider external factors, including changes in the law, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of claims that have occurred, including claims incurred but not reported, the establishment of appropriate reserves is an inherently uncertain and complex process that involves significant subjective judgment. Further, we do not transfer or cede our risk as an insurer and, therefore, we maintain more risk than we would if we purchased reinsurance. The ultimate cost of claims may vary materially from recorded reserves, and such variance may result in adjustments to the claims reserve, which could have a material effect on our operating results.
We rely significantly on Territory Partners, veterinarians and other third parties to recommend our medical plan to potential members.
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that our medical plan offers veterinarians and their clients. In turn, we rely on veterinarians to introduce and refer our medical plan to their clients. We also rely significantly on other third parties, such as existing members, online and offline businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups, to help generate leads for our medical plan subscriptions. Veterinary practices represent our largest member acquisition channel, accounting for approximately 57% of our enrollments in the three months ended March 31, 2015, excluding existing members adding pets and referring their friends and family members. Many factors influence the success of our relationships with these referral sources, including:

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

In order for us to implement our business strategy and grow our revenue, we must effectively maintain and increase our relationships with Territory Partners, veterinarians and other referral sources, and continue to scale and improve our processes, programs and procedures that support them. Those processes, programs and procedures could become increasingly complex and difficult to manage. We expend significant time and resources attracting qualified Territory Partners and providing them with complete and current information about our business. Their relationship with us may be terminated at any time, and, if terminated, we may not recoup the costs associated with educating them about our medical plan or be able to maintain any relationships they may have developed with veterinarians within their territories. Further, if we experience an increase in the rate at which Territory Partner relationships are terminated, we may not develop or maintain relationships with veterinarians as quickly as we have in the past. If the financial cost to maintain our relationships with Territory Partners outweighs the benefits provided by Territory Partners, or if they feel unsupported or undervalued by us and terminate their relationship with us, our growth and financial performance could be adversely affected.
The success of our relationships with veterinary practices depends on the overall value our medical plan can provide to veterinarians. If the scope of our medical plan coverage is perceived to be inadequate or our claims settlement process is unsatisfactory to the veterinarian’s clients because, for example, our coverage is insufficient, claims are denied or we fail to timely settle and pay claims, veterinarians may be unwilling to recommend our medical plan to their clients and they may encourage their existing clients who have subscribed to our medical plan to stop subscribing to our medical plan or to purchase a competing product. If veterinarians determine our medical plan is unreliable, cumbersome or otherwise does not provide sufficient value, they may terminate their relationship with us or begin recommending a competing product, which could negatively impact our ability to increase our member base and grow our business.
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
Territory Partners are “independent contractors” and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight over Territory Partners as we otherwise could if Territory Partners were our own employees. Territory Partners may decide not to participate in our marketing initiatives or training opportunities, accept our introduction of new solutions or comply with our policies and procedures applicable to the Territory Partners, any of which may adversely affect our ability to develop relationships with veterinarians and grow our membership. Our sole recourse against Territory Partners who fail to perform is to terminate their contract, which could also trigger contractually obligated termination payments or result in disputes, including threatened or actual legal or regulatory proceedings.
We believe that Territory Partners are not and should not be classified as employees under existing interpretations of the applicable laws of the jurisdictions in which we operate. We do not pay or withhold any employment tax with respect to or on behalf of Territory Partners or extend any benefits to them that we generally extend to our employees, and we otherwise treat Territory Partners as independent contractors. Applicable authorities or the Territory Partners have in the past questioned and may in the future challenge this classification. Further, the applicable laws or regulations, including tax laws or interpretations, may change. If it were determined that we had misclassified any of our Territory Partners, we may be subjected to penalties or be required to pay withholding taxes for, extend employee benefits to, provide compensation for unpaid overtime to, or otherwise incur substantially greater expenses with respect to, Territory Partners. Any of the foregoing circumstances could have a material adverse impact on our operating results and financial condition.

Our member base has grown rapidly in recent periods, and we may not be able to maintain the same rate of membership growth.
Our ability to grow our business and to generate revenue depends significantly on attracting new members. For the three months ended March 31, 2015, we generated 90% of our revenue from medical plan subscriptions. In order to continue to increase our membership, we must continue to offer a medical plan that provides superior value to our members. Our ability to continue to grow our membership will also depend in part on the effectiveness of our sales and marketing programs. Our member base may not continue to grow or may decline as a result of increased competition or the maturation of our business.
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

•
generate new and maintain existing relationships and programs in our other business segment; recruit, integrate and retain skilled, qualified and experienced sales department professionals who can demonstrate our value proposition to new and existing members;

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
Our subsidiary, American Pet Insurance Company, is subject to risk-based capital regulations that require us to maintain certain levels of surplus to support our overall business operations in consideration of our size and risk profile. We have in the past and may in the future fail to maintain the amount of risk-based capital required to avoid additional regulatory oversight, which was $22.6 million as of December 31, 2014. To comply with these regulations, we may be required to maintain capital that we would otherwise invest in our growth and operations, which may require us to modify our operating plan or marketing initiatives, delay the implementation of new solutions or development of new technologies, decrease the rate at which we hire additional personnel and enter into relationships with Territory Partners, incur indebtedness or pursue equity or debt financings or otherwise modify our business operations, any of which could have a material adverse effect on our operating results and financial condition.
Unexpected increases in the severity or frequency of claims may negatively impact our operating results.
Unexpected changes in the severity or frequency of claims may negatively impact our operating results. Changes in claims severity are driven primarily by inflation in the cost of veterinary care and the increasing availability and usage of expensive, technologically advanced medical treatments. Increases in claims severity also could arise from unexpected events that are inherently difficult to predict, such as a pandemic that spreads through the pet population, tainted pet food or supplies or an unusually high number of serious injuries or illnesses. Our loss management initiatives may not successfully or timely identify or mitigate any such future increases in claim severity. In addition, we may experience volatility in claim frequency from time to time, and short-term trends may not continue over the longer term. The frequency of claims may be affected by the level of care and attentiveness an owner provides to the pet, the pet’s breed and age and other factors outside of our control, as well as fluctuations in member retention rates and by new member initiatives that encourage more frequent claims and other new member acquisition activities. A significant increase in claim severity or frequency could increase our cost of revenue and have a material adverse effect on our financial condition.

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
We must accurately evaluate and quickly pay claims that are made under our medical plan in a manner that gives our members high satisfaction. Many factors can affect our ability to pay claims accurately, quickly and in a manner that gives our members high satisfaction, including the training, experience and skill of our claims representatives, our ability to reduce the number of claims made for non-covered conditions, our ability to recognize and respond to fraudulent or inflated claims, the claims department’s culture and the effectiveness of its management, and our ability to develop or select and implement appropriate procedures, technologies and systems to support our claims functions. Our failure to pay claims fairly, accurately and in a timely manner, or to deploy claims resources appropriately, could result in unanticipated costs to us, lead to material litigation, undermine customer goodwill and our reputation, and impair our brand image and, as a result, materially and adversely affect our competitiveness, financial results, prospects and liquidity.
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
Furthermore, negative publicity, whether or not justified, relating to events or activities attributed to us, our employees, our strategic partners, our affiliates, or others associated with any of these parties, may tarnish our reputation and reduce the value of our brands. Damage to our reputation and loss of brand equity may reduce demand for our services and have an adverse effect on our business, operating results, and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brands may be costly and time consuming, and such efforts may not ultimately be successful.

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
We may experience fluctuations in our revenue, expenses and operating results in future periods. Our operating results may fluctuate in the future as a result of a number of factors, many of which are beyond our control. These fluctuations may lead analysts to change their long-term models for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could result in declines in our stock price. Moreover, these fluctuations may make comparing our operating results on a period-to-period basis less meaningful and make our future results difficult to predict. You should not rely on our past results as an indication of our future performance. In addition, if revenue levels do not meet our expectations, our operating results and ability to execute on our business plan are likely to be harmed. In addition to the other factors listed in this “Risk Factors” section, factors that could affect our operating results include the following:

•	our ability to retain our current members and grow our member base;

•	the level of operating expense we elect to incur related to sales and marketing and technology and development initiatives that are discretionary in nature;

•	the effectiveness of our sales and marketing programs;

•	our ability to improve veterinarians’ and other third-parties’ willingness to recommend our medical plan;

•	the timing, volume and severity of our claims and the adequacy of our claims reserve;

•	our ability to accurately price our medical plans;

•	regulatory limitations or other constraints on our ability or our willingness to implement pricing changes;

•	the level of demand for and the cost of our medical plan subscriptions or those of our competitors;

•	fluctuations in applicable foreign currency exchange rates;

•	the perceived value of our medical plan to veterinarians and pet owners;

•	spending decisions by our members and prospective members;

•	our costs and expenses, including pet acquisition costs and claims expenses;

•	our ability to expand the scope and efficiency of our Territory Partner network;

•	our ability to effectively manage our growth;

•	the effects of increased competition in our business;

•	our ability to keep pace with changes in technology and our competitors;

•	the impact of any security incidents or service interruptions;

•	costs associated with defending any regulatory action or litigation or with enforcing our intellectual property, contractual or other rights;

•	the impact of economic conditions on our revenue and expenses; and

•	changes in government regulation affecting our business.
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
In November 2012, we began writing pet insurance policies for an unaffiliated general agent. These policies provide different coverage and are subject to materially different terms and conditions than the Trupanion medical plan. Further, the unaffiliated general agent administers these policies and markets them to consumers. For the three months ended March 31, 2015, premiums from these policies accounted for 7.2% of our total revenue. This relationship can be terminated by either party and, if terminated, would result in a reduction in our revenue to the extent we cannot enter into another relationship and generate equivalent revenues with a different general agent. In addition, the general agent controls a trust account it maintains on our behalf. If the general agent makes operating decisions that adversely affect its business or brand, our business or brand could also be adversely affected.
We have limited experience in writing policies for unaffiliated general agents. This business is not expected to grow at the same rate as our core business and may decline. Further, this business has lower margins than our core business. As a result of this line of business, we are subject to additional regulatory requirements and scrutiny, which increase our costs, risks and may have an adverse effect on our operations. Further, administration of this business and any similar business in the future may divert our time and attention away from our core business, which could adversely affect our operating results in the aggregate.
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
We rely on a combination of intellectual property rights, including trade secrets, copyrights, trademarks and domain names, as well as contractual restrictions, to establish and protect our intellectual property. As of March 31, 2015, we had two pending patent applications in the United States, one pending international patent filed under the Patent Cooperation Treaty, one pending patent application in Europe and no issued patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, pricing analytics, technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. If we continue to expand internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States, which may be expensive and divert management’s attention away from other operations.
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
As of March 31, 2015, we had six registered trademarks in the United States, including “Trupanion,” and two additional trademark applications. We had one registered trademark in Canada, and two additional trademark applications. Many of our unregistered trademarks, however, contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Trademark protection may also not be available, or sought by us, in every country in which our medical plan may become available. Competitors may adopt names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing members. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks. We may take action, including initiating litigation, to protect our intellectual property rights and the integrity of our brand, and these efforts may prove costly, ineffective and increase the likelihood of counterclaims against us.
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
Our technology platform and our data are also hosted by a third-party service provider. The terms under which such third-party service provider provides us services may change and we may be required to renegotiate with that third party. If we are unable to renegotiate satisfactory terms, we may not be able to transition to an alternative service provider without interrupting the availability of our technology platform and any interruption could materially and adversely affect our business. Additionally, if our third-party service provider experiences any disruptions, outages or catastrophes, or if it ceases to conduct business for any reason, we could experience an interruption in our business, which in turn may damage our brand, result in a loss of members and harm our financial condition.
The outcome of litigation or regulatory proceedings could subject us to significant monetary damages, restrict our ability to conduct our business, harm our reputation and otherwise negatively impact our business.
From time to time, we have been, and in the future may become, subject to litigation, claims and regulatory proceedings and inquiries, including market conduct exams and other investigations by state insurance regulatory agencies. For example, we are currently addressing an inquiry from the Washington State Office of Insurance Commissioner regarding various allegations including that our subsidiaries and employees were not properly licensed under Washington law.
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
The credit agreement governing our revolving line of credit contains various restrictive covenants, including restrictions on our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, make payments on subordinated debt, store equipment and inventory with a third party, become an investment company, permit withdrawals from APIC (with certain exceptions), conduct operations in certain of our Canadian subsidiaries and amend our certificate of incorporation in a manner adverse to the lenders. Our credit agreement also contains financial covenants, including those that require APIC to maintain certain capital and surplus, require us to maintain certain minimum cash balances and require us to achieve specified monthly revenue, claims ratios and EBITDA levels (each as defined in the credit agreement). Our ability to meet these restrictive covenants can be affected by events beyond our control, and we have been in the past, and may be in the future, unable to do so. In addition, our failure to maintain effective internal controls to measure compliance with our financial covenants could affect our ability to take corrective actions on a timely basis and could result in our being in breach of these covenants. Our credit agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare any future amounts outstanding under our credit agreement to be immediately due and payable. If we are unable to repay those amounts, our financial condition could be adversely affected.
Any indebtedness we incur could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy any of our debt service obligations.
As of March 31, 2015, we had no outstanding indebtedness. We may incur indebtedness in the future, including any additional borrowings available under our revolving line of credit. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
Our ability to borrow any funds needed to operate and expand our business will depend in part on our ability to generate cash. Our ability to generate cash is subject to the performance of our business, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may also need to borrow additional funds to support risk-based capital requirements related to growth. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us, under our revolving credit facility or otherwise, in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition and ability to expand our business and meet our risk-based capital requirements may be adversely affected.

Our revenue may be negatively affected if we are required to pay income tax, premium tax, transaction tax or other taxes in jurisdictions where we are currently not collecting and reporting tax.
We currently pay income tax, premium tax, transaction tax and other taxes in certain jurisdictions in which we do business. A successful assertion by one or more jurisdictions that we should be paying income, premium, transaction or other taxes on our income or in connection with enrollment in our medical plan or intercompany services, or the enactment of new laws requiring the payment of income, premium, transfer or other taxes in connection with enrollment in our medical plan or intercompany services, could result in substantial tax liabilities. Our voluntary disclosure of tax obligations and any future assertions by any jurisdiction that we should be paying taxes may create increased administrative burdens or costs, require payment of substantial fines and penalties, discourage consumers from enrolling in our medical plan, reduce our operational efficiencies, decrease our ability to compete or otherwise substantially harm our business and operating results.
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
Risks Related to Compliance with Laws and Regulations
We may not maintain the amount of risk-based capital required to avoid additional regulatory oversight, which may adversely affect our ability to operate our business.
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
Insurance regulators generally require that each individual who transacts pet insurance business on our behalf must maintain a valid license in one or more jurisdictions. If regulators determined that any of our contact center employees, Territory Partners, veterinarians or other referral sources were selling subscriptions to our medical plan on our behalf and needed to be licensed in a particular jurisdiction, and if such persons were not in fact licensed in any such jurisdiction, we could become subject to conviction for an offense or the imposition of an administrative penalty and liable for significant penalties and would likely be required to modify our business practices and sales and marketing programs, or license the affected individuals, which may be impractical or costly and time-consuming to implement. Any modification of our business or marketing practices in response to regulatory licensing requirements could harm our business, operating results or financial condition.
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
Our segregated account in Bermuda could be adversely impacted by regulatory compliance of a third party.

WICL is a class 3 insurer regulated by the Bermuda Monetary Authority. WICL's ability to continue operations and pay dividends could impact the ability of our segregated account to do the same. WICL's failure to meet regulatory requirements set forth by the BMA could result in our inability to transact business with WICL segregated account AX. Further, WICL could be limited from allowing dividends to be paid out of segregated account AX in the event of adverse regulatory actions.
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
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our common stock is limited by the terms of our credit agreement, APIC’s ability to pay dividends is limited by New York state insurance laws, and WICL Segregated Account AX's ability to pay dividends is limited by our agreements with WICL as well as WICL's regulatory requirements. Any return to stockholders will therefore be limited to the increase, if any, of our stock price.
Our directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of March 31, 2015, our directors, five percent or greater stockholders and their respective affiliates beneficially held in the aggregate approximately 66% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders.
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
c) Issuer Purchases of Equity Securities
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 7th day of May 2015.

TRUPANION, INC.

Date: May 06, 2015	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: May 06, 2015	/s/ Michael Banks
Michael Banks Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Filed/Furnished
Number	Exhibit Description	Herewith

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*
This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.