Form 10-Q
period 2015-06-30
TRUPANION INC.
filed 2015-08-05
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2015 there were approximately 28,269,880 shares of the registrant’s common stock outstanding.

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
Investors and others should note that we announce material financial information to our investors using our investor relations website (http://investors.trupanion.com), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the United States ("U.S.") social media channels listed on our investor relations website.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Trupanion, Inc. Consolidated Statements of Operations (in thousands, except for share and per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$35,587	$28,090	$68,897	$53,730
Cost of revenue:
Claims expenses	25,487	18,977	48,838	36,012
Other cost of revenue	4,314	3,963	8,691	7,812
Gross profit	5,786	5,150	11,368	9,906
Operating expenses:
Sales and marketing	3,533	2,810	7,184	5,456
Technology and development	2,879	2,553	5,677	4,753
General and administrative	3,996	3,292	7,693	6,078
Total operating expenses	10,408	8,655	20,554	16,287
Operating loss	(4,622)	(3,505)	(9,186)	(6,381)
Interest expense	40	726	285	1,462
Other (income) expense, net	(15)	(759)	4	528
Loss before income taxes	(4,647)	(3,472)	(9,475)	(8,371)
Income tax (benefit) expense	(22)	7	86	21
Net loss	$(4,625)	$(3,479)	$(9,561)	$(8,392)

Net loss per share:
Basic and diluted	$(0.17)	$(2.25)	$(0.35)	$(5.47)
Weighted-average shares used to compute net loss per share:
Basic and diluted	27,597,721	1,543,134	27,468,231	1,533,668

Trupanion, Inc. Consolidated Statements of Comprehensive Loss (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(4,625)	$(3,479)	$(9,561)	$(8,392)
Other comprehensive (loss) income:
Foreign currency translation adjustments	55	(27)	(74)	24
Change in unrealized losses on available-for-sale securities	(33)	60	(41)	95
Other comprehensive income (loss), net of taxes	22	33	(115)	119
Comprehensive loss	$(4,603)	$(3,446)	$(9,676)	$(8,273)

Trupanion, Inc. Consolidated Balance Sheets (in thousands, except for share data)

	June 30, 2015	December 31, 2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$26,157	$53,098
Short-term investments	21,547	22,371
Accounts and other receivables	8,778	7,887
Prepaid expenses and other assets	1,677	1,299
Total current assets	58,159	84,655
Long-term investments, at fair value	2,520	942
Property and equipment, net	9,131	7,862
Intangible assets, net	4,815	4,847
Other long term assets	23	—
Total assets	$74,648	$98,306
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,218	$1,962
Accrued liabilities	3,720	4,607
Claims reserve	5,839	5,107
Deferred revenue	10,115	9,345
Other payables	481	1,523
Total current liabilities	21,373	22,544
Long-term debt	—	14,900
Deferred tax liabilities	1,495	1,495
Other liabilities	112	92
Total liabilities	22,980	39,031
Stockholders’ equity:
Common stock, $0.00001 par value per share, 200,000,000 shares authorized at June 30, 2015 and December 31, 2014, 28,871,964 and 28,250,985 issued and outstanding at June 30, 2015; 28,451,920 and 27,830,941 shares issued and outstanding at December 31, 2014.	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 authorized at June 30, 2015 and December 31, 2014, and 0 issued and outstanding at June 30, 2015 and December 31, 2014.	—	—
Additional paid-in capital	121,114	119,045
Accumulated other comprehensive (loss) income	(104)	11
Accumulated deficit	(66,741)	(57,180)
Treasury stock, at cost: 620,979 shares at June 30, 2015 and December 31, 2014.	(2,601)	(2,601)
Total stockholders’ equity	51,668	59,275
Total liabilities and stockholders’ equity	$74,648	$98,306

Trupanion, Inc. Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(9,561)	$(8,392)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,129	729
Amortization of debt discount and prepaid loan fees	—	470
Warrant expense	—	480
Stock-based compensation expense	1,600	1,193
Other, net	(113)	52
Changes in operating assets and liabilities:
Accounts receivable	(923)	(320)
Prepaid expenses and other current assets	(380)	(121)
Accounts payable	(552)	75
Accrued liabilities	(617)	(428)
Claims reserve	714	(1,219)
Deferred revenue	749	303
Other payables	(942)	743
Net cash used in operating activities	(8,896)	(6,435)
Investing activities
Purchases of investment securities	(11,066)	(16,266)
Maturities of investment securities	10,266	18,277
Purchases of property and equipment	(2,644)	(2,268)
Net cash used in investing activities	(3,444)	(257)
Financing activities
Release of restricted cash	—	300
Advance on term loan	—	2,000
Deferred financing costs	—	(1,091)
Proceeds from exercise of stock options	801	46
Payment on line of credit	(14,900)	(300)
Tax withholding on restricted stock	(384)	—
Net cash (used in) provided by financing activities	(14,483)	955
Effect of foreign exchange rates on cash, net	(118)	86
Net change in cash and cash equivalents	(26,941)	(5,651)
Cash and cash equivalents at beginning of period	53,098	14,939
Cash and cash equivalents at end of period	$26,157	$9,288
Supplemental disclosures
Income taxes paid	117	9
Interest paid	259	457
Noncash investing and financing activities:
Increase in payables for property and equipment	349	518
Increase in payables for deferred financing costs	—	1,487
Cashless exercise of preferred stock warrants	—	999

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
Basis of Presentation
The consolidated balance sheet data as of December 31, 2014 was derived from audited consolidated financial statements. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission on February 24, 2015. The accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period.
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
Advertising
Advertising costs are expensed as incurred, with the exception of television advertisements, which are expensed the first time advertisement is aired.
Accumulated Other Comprehensive Loss
There were no reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2015 and 2014.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Insurance contracts are excluded from the scope of this new guidance. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption prohibited, and must be applied retrospectively or modified retrospectively. The Company does not believe this ASU will have a material impact on its consolidated financial statements.
In May 2015, the FASB issued an ASU amending short-term insurance contracts disclosures and requiring more detailed disclosures to enable users of financial statements to understand information relating to liabilities for unpaid claims and claims adjustment expenses. Additionally, the amendments will also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate these liabilities. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. Early adoption of this guidance is permitted, and must be applied retrospectively by providing comparative disclosures for each period presented. We plan to adopt this guidance in 2016.
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
The following potentially dilutive equity securities are not included in the diluted net loss per common share calculation because they would have had an antidilutive effect:

	As of June 30,
	2015	2014
Stock options	4,632,036	4,959,826
Restricted stock awards and units	592,553	706,514
Warrants	869,999	784,111
Series A convertible preferred stock	—	7,553,239
Series B convertible preferred stock	—	3,546,384
Series C convertible preferred stock	—	3,845,322
Exchangeable shares	—	2,247,130
Convertible preferred stock is presented on an as converted basis to reflect the applicable conversion ratio.

3. Investment Securities
The amortized cost, gross unrealized holding losses, and fair value of available-for-sale and short-term investments by major security type and class of security were as follows as of June 30, 2015 and December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
As of June 30, 2015
Available-for-sale:
Foreign deposits	$1,619	$—	$1,619
Municipal bond	$1,000	$(99)	$901
	$2,619	$(99)	$2,520
Short-term investments:
U.S. Treasury securities	$5,784	$(1)	$5,783
Certificates of deposit	800	—	800
U.S. government funds	14,963	—	14,963
	$21,547	$(1)	$21,546

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2014
Available-for-sale:
Municipal bond	$1,000	$(58)	$942
	$1,000	$(58)	$942
Short-term investments:
U.S. Treasury securities	$5,677	$—	$5,677
Certificates of deposit	800	—	$800
U.S. government funds	15,894	—	$15,894
	$22,371	$—	$22,371
Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	June 30, 2015
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$—	$—
Due after one year through five years	1,619	1,619
Due after five years through ten years	1,000	901
Due after ten years	—	—
	$2,619	$2,520
The Company had one investment with an unrealized loss of $0.1 million and a fair value of $0.9 million at June 30, 2015 and December 31, 2014, respectively. The debt security has been in the unrealized loss position for more than 12 months. The Company has assessed the bond for credit impairment and has determined that there is no intent to sell this bond and it is likely that it will hold the investment for a period of time sufficient to allow for a recovery. Furthermore, future payments on this bond are insured by a financial guarantee insurer. Therefore, the Company believes that the unrealized loss on this bond constitutes a temporary impairment.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Foreign deposits	$1,619	$1,619	$—	$—
Municipal bond	901	—	901	—
Money market funds	16,752	16,752	—	—
Total	$19,272	$18,371	$901	$—

	As of December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Municipal bond	$942	$—	$942	$—
Money market funds	44,575	44,575	—	—
Total	$45,517	$44,575	$942	$—
The Company estimates fair value for its long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long term debt approximated fair value at December 31, 2014.
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the three and six months ended June 30, 2015 and 2014.
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
During the first quarter of 2015, we repaid our borrowings under this facility and, as of June 30, 2015, we had no outstanding amounts under this facility.
6. Commitments and Contingencies
The Company has entered into strategic marketing and service provider agreements, as well as other agreements with various parties. As of the June 30, 2015, these agreements resulted in an increase in future commitments of $0.8 million in 2015, $1.8 million in 2016 and $0.7 million in 2017.
The Company completed a voluntary self-disclosure with the Canada Revenue Agency related to goods and services tax (GST) and harmonized sales tax (HST) owed for 2007 through 2013. During the six months ended June 30, 2015, the Company received the final assessment of GST and HST owed and paid the full amount of $0.8 million to the Canada Revenue Agency.
The Company received an inquiry from the Washington State Office of the Insurance Commissioner (OIC) in December 2012 concerning whether subsidiaries of the Company were properly licensed, and whether certain of its employees were properly licensed, under Washington law. A regulatory examination took place during the third and fourth quarters of 2014. As of June 30, 2015 and December 31, 2014, the Company had accrued liabilities of $0.3 million and $0.2 million, respectively, for this matter. Adverse outcomes beyond recorded amounts are reasonably possible. At this stage in the matter, however, the Company is unable to estimate a possible loss or range of possible loss beyond amounts accrued.
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
7. Stock-Based Compensation
The following table presents information regarding stock options granted, exercised and forfeited for the periods presented:

	Number Of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
December 31, 2014	5,112,556	$3.19	$21,116
Granted	152,624	7.79
Exercised	(454,613)	1.76	2,814
Forfeited	(178,531)	8.96
June 30, 2015	4,632,036	3.26	23,831

Vested and exercisable at June 30, 2015	3,455,067	$2.06	$21,521
As of June 30, 2015, the stock options outstanding had a remaining contractual life of 6.32 years.
Stock-based compensation expense includes stock options and restricted stock granted to employees and non-employees and has been reported in the Company’s statements of operations in claims expenses, other cost of revenue, sales and marketing, technology and development, and general and administrative expenses depending on the function performed by the employee or non-employee. The Company measures compensation expense on a straight-line basis except for restricted stock with a performance condition which is measured on a graded vesting schedule. The remaining 584,385 shares of unvested restricted stock measured on a graded vesting schedule are expected to vest over the remaining service term of approximately 4.25 years.
As of June 30, 2015, the Company had unrecognized stock-based compensation of $5.6 million related to stock options and restricted stock held by employees and non-employees, which is expected to vest over a weighted-average period of approximately 2.30 years. As of June 30, 2015, the Company had 1,176,969 unvested stock options and 592,553 restricted stock awards that are expected to vest. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The expense recognized in each category is provided in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Claims expenses	$49	$51	$102	$108
Other cost of revenue	9	13	25	37
Sales and marketing	110	144	240	293
Technology and development	93	98	214	196
General and administrative	636	320	1,019	559
Total stock-based compensation	$897	$626	$1,600	$1,193

8. Segments
The Company operates in two segments: subscription business and other business. The subscription business segment includes monthly subscriptions related to the Company’s medical plan which are marketed directly to consumers, while the other business segment includes all other business which is not directly marketed to consumers. Prior to January 1, 2015, certain enrollments not marketed directly to consumers were included in the subscription business segment as they were not segregated in reporting used by the chief operating decision maker. As of January 1, 2015, the Company began reporting these pets in its other business segment due to the characteristics of this business being similar to other arrangements within the other business segment. In addition, the chief operating decision maker began using information related to the subscription business segment excluding these pets in order to evaluate the Company's business and operations and make decisions. As such, these pets have been considered a part of the other business segment after January 1, 2015. Prior period segment information presented below has been recast to reflect this change.
The chief operating decision maker uses two measures to evaluate segment performance: revenue and gross profit. Corporate operating expenses, interest and other expenses, and income taxes are not allocated to the segments, nor included in the measure of segment profit or loss. The Company does not analyze discrete segment balance sheet information related to long-term assets.
Revenue and gross profit of the Company’s segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Subscription business	$32,208	$24,912	$62,264	$47,773
Other business	3,379	3,178	6,633	5,957
	35,587	28,090	68,897	53,730
Claims expenses:
Subscription business	23,396	17,585	44,898	33,482
Other business	2,091	1,392	3,940	2,530
	25,487	18,977	48,838	36,012
Other cost of revenue:
Subscription business	3,265	2,688	6,529	5,179
Other business	1,049	1,275	2,162	2,633
	4,314	3,963	8,691	7,812
Gross profit:
Subscription business	5,547	4,639	10,837	9,112
Other business	239	511	531	794
	5,786	5,150	11,368	9,906
Sales and marketing	3,533	2,810	7,184	5,456
Technology and development	2,879	2,553	5,677	4,753
General and administrative	3,996	3,292	7,693	6,078
Operating loss	$(4,622)	$(3,505)	$(9,186)	$(6,381)
The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$27,767	$20,925	$53,598	$39,822
Canada	7,820	7,165	15,299	13,908
Total revenue	$35,587	$28,090	$68,897	$53,730
Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2015.

9. Subsequent Events
On July 24, 2015 the Company granted employees options to purchase a total of 426,549 shares of common stock exercisable at a price of $7.78 per share, vesting over four years.

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
Our revenue increased from $53.7 million for the six months ended June 30, 2014 to $68.9 million for the six months ended June 30, 2015, representing 28% year-over-year growth. We have made and expect to continue to make substantial investments in member acquisition and in expanding our operations. For the six months ended June 30, 2015 and 2014, we had a net loss of $9.6 million and $8.4 million respectively. As of June 30, 2015, our accumulated deficit was $66.7 million.
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

The following tables set forth our key financial and operating metrics for our subscription business for the periods ended June 30, 2015 and 2014 and for each of the last eight fiscal quarters. The prior period metrics have been recast to reflect the movement of pets from the subscription business segment to the other business segment in 2015. For more information on this change see "Basis of Presentation."

	Six Months Ended June 30,
	2015	2014
Total pets enrolled (at period end)	259,948	207,969
Total subscription pets enrolled (at period end)	241,808	192,338
Monthly adjusted revenue per pet	$44.73	$43.34
Lifetime value of a pet (LVP)	$570	$602
Average pet acquisition cost (PAC)	$133	$113
Average monthly retention	98.67%	98.65%
Adjusted EBITDA (in thousands)	$(6,498)	$(4,538)

	Three Months Ended
	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013
Total pets enrolled (at period end)	259,948	246,106	232,450	221,479	207,969	194,902	182,497	172,184
Total subscription pets enrolled (at period end)	241,808	228,409	215,491	205,194	192,338	179,819	168,405	159,080
Monthly adjusted revenue per pet	$45.10	$44.34	$44.79	$44.88	$43.60	$43.07	$43.06	$42.55
Lifetime value of a pet (LVP)	$570	$567	$591	$580	$602	$612	$613	$619
Average pet acquisition cost (PAC)	$133	$134	$145	$115	$114	$113	$106	$81
Average monthly retention	98.67%	98.66%	98.69%	98.67%	98.65%	98.65%	98.65%	98.64%
Adjusted EBITDA (in thousands)	$(3,165)	$(3,333)	$(2,903)	$(2,908)	$(2,459)	$(2,079)	$(1,780)	$(378)
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

Average pet acquisition cost. Average pet acquisition cost (PAC) is calculated as acquisition cost divided by the total number of new subscription pets enrolled in that period. Acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as sales and marketing expenses, excluding stock-based compensation, offset by sign-up fee revenue. We offset sales and marketing expenses with sign-up fee revenue since it is a one-time charge to new members used to partially offset initial setup costs, which are included in sales and marketing expenses. We monitor average pet acquisition cost to evaluate the efficiency of our sales and marketing programs in acquiring new members and measure effectiveness using the ratio of our lifetime value of a pet to average pet acquisition cost.
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of June 30, 2015 is an average of each month’s retention from July 1, 2014 through June 30, 2015. We calculate monthly retention as the number of subscription pets that remain after subtracting all subscription pets that cancel during a month, including subscription pets that enroll and cancel within that month, divided by the total subscription pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months and manage our business.
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

The following tables reflect the reconciliation of adjusted revenue to revenue:

	Six Months Ended June 30,
	2015	2014

Revenue	$68,897	$53,730
Excluding:
Other business revenue	(6,633)	(5,957)
Change in deferred revenue	649	346
Sign-up fee revenue	(935)	(784)
Adjusted revenue	$61,978	$47,335

	Three Months Ended
	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013
	(in thousands)
Revenue	$35,587	$33,310	$31,868	$30,312	$28,090	$25,640	$24,011	$22,134
Excluding:
Other business revenue	(3,379)	(3,254)	(3,251)	(3,200)	(3,178)	(2,779)	(2,736)	(2,256)
Change in deferred revenue	321	328	247	385	84	262	452	314
Sign-up fee revenue	(451)	(484)	(363)	(425)	(407)	(377)	(345)	(386)
Adjusted revenue	$32,078	$29,900	$28,501	$27,072	$24,589	$22,746	$21,382	$19,806

The following table reflects the reconciliation of contribution margin to gross profit:

	Twelve Months Ended
	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013
	(in thousands)
Gross profit	$21,337	$20,701	$19,874	$18,439	$18,113	$16,792	$15,644	$14,788
Excluding:
Stock-based compensation expense	296	302	315	309	287	270	230	171
Other business segment gross profit	(1,278)	(1,549)	(1,539)	(1,468)	(1,314)	(967)	(768)	(572)
Change in deferred revenue	1,281	1,044	977	1,183	1,111	1,246	1,107	874
Sign-up fee revenue	(1,723)	(1,679)	(1,572)	(1,554)	(1,514)	(1,464)	(1,418)	(1,356)
Contribution margin	$19,913	$18,819	$18,055	$16,909	$16,683	$15,877	$14,795	$13,905

The following tables reflect the reconciliation of acquisition cost to sales and marketing expense:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Sales and marketing expense	$7,184	$5,456
Excluding:
Stock-based compensation expense	(240)	(293)
Other business segment sales and marketing expense	(56)	(72)
Net of:
Sign-up fee revenue	(935)	(784)
Acquisition cost	$5,953	$4,307

	Three Months Ended
	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013
	(in thousands)
Sales and marketing expense	$3,533	$3,651	$3,218	$2,934	$2,810	$2,646	$2,238	$2,013
Excluding:
Stock-based compensation expense	(110)	(130)	(147)	(115)	(144)	(149)	(185)	(147)
Other business segment sales and marketing expense	(30)	(26)	(30)	(22)	(28)	(44)	(6)	(3)
Net of:
Sign-up fee revenue	(451)	(484)	(363)	(425)	(407)	(377)	(345)	(386)
Acquisition cost	$2,942	$3,011	$2,678	$2,372	$2,231	$2,076	$1,702	$1,477
The following tables reflect the reconciliation of adjusted EBITDA to net loss:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net loss	$(9,561)	$(8,392)
Excluding:
Stock-based compensation expense	1,600	1,193
Depreciation and amortization expense	1,129	729
Interest income	(37)	(36)
Interest expense	285	1,468
Change in fair value of warrant liabilities	—	479
Income tax expense	86	21
Adjusted EBITDA	$(6,498)	$(4,538)

	Three Months Ended
	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013
	(in thousands)
Net loss	$(4,625)	$(4,936)	$(4,276)	$(8,509)	$(3,479)	$(4,913)	$(3,203)	$(1,222)
Excluding:
Stock-based compensation expense	897	703	890	2,001	626	567	574	478
Depreciation and amortization expense	563	566	441	505	419	310	229	243
Interest income	(18)	(19)	(18)	(20)	(18)	(18)	(13)	(32)
Interest expense	40	245	103	5,155	726	742	225	154
Change in fair value of warrant liabilities	—	—	—	(2,054)	(740)	1,219	414	3
Income tax (benefit) expense	(22)	108	(43)	14	7	14	(6)	(2)
Adjusted EBITDA	$(3,165)	$(3,333)	$(2,903)	$(2,908)	$(2,459)	$(2,079)	$(1,780)	$(378)
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
Sales and Marketing
Sales and marketing expenses primarily consist of referral fees paid with respect to newly enrolled pets, print, online and promotional advertising costs, strategic partnership fees and employee compensation and related costs. Sales and marketing expenses are driven primarily by investments to acquire new members. We plan to continue to invest in existing and new member acquisition channels and marketing initiatives to grow our business. We expect sales and marketing expenses to increase in absolute dollars, although it may fluctuate as a percentage of revenue. We generally target a ratio of lifetime value of a pet to average pet acquisition cost of 5 to 1.
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

Results of Operations
The following tables set forth our results of operations for the periods presented both in absolute dollars and as a percentage of our revenue for those periods. Prior period results have been recast to incorporate the movement of certain pets from the subscription business segment to the other business segment during the first six months of 2015. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscription business	$32,208	$24,912	$62,264	$47,773
Other business	3,379	3,178	6,633	5,957
Total revenue	35,587	28,090	68,897	53,730
Cost of revenue:
Subscription business(1)	26,661	20,273	51,427	38,661
Other business	3,140	2,667	6,102	5,163
Total cost of revenue	29,801	22,940	57,529	43,824
Gross profit:
Subscription business	5,547	4,639	10,837	9,112
Other business	239	511	531	794
Total gross profit	5,786	5,150	11,368	9,906
Operating expenses:
Sales and marketing(1)	3,533	2,810	7,184	5,456
Technology and development(1)	2,879	2,553	5,677	4,753
General and administrative(1)	3,996	3,292	7,693	6,078
Total operating expenses	10,408	8,655	20,554	16,287
Operating loss	(4,622)	(3,505)	(9,186)	(6,381)
Interest expense	40	726	285	1,462
Other (income) expense, net	(15)	(759)	4	528
Loss before income taxes	(4,647)	(3,472)	(9,475)	(8,371)
Income tax (benefit) expense	(22)	7	86	21
Net loss	$(4,625)	$(3,479)	$(9,561)	$(8,392)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenue	$58	$64	$127	$145
Sales and marketing	110	144	240	293
Technology and development	93	98	214	196
General and administrative	636	320	1,019	559
Total stock-based compensation expense	$897	$626	$1,600	$1,193

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(as a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	84	82	84	82
Gross profit	16	18	16	18
Operating expenses:
Sales and marketing	10	10	10	10
Technology and development	8	9	8	9
General and administrative	11	12	11	11
Total operating expenses	29	31	29	30
Operating loss	(13)	(12)	(13)	(12)
Interest expense	—	3	—	3
Other (income) expense, net	—	(3)	—	1
Loss before income taxes	(13)	(12)	(14)	(16)
Income tax expense (benefit)	—	—	—	—
Net loss	(13)%	(12)%	(14)%	(16)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(as a % of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	83	81	83	81
Subscription business gross profit	17%	19%	17%	19%

Comparison of Three and Six Months Ended June 30, 2015 and 2014
Prior period results have been recast to incorporate the movement of certain pets from the subscription business segment to the other business segment in 2015.
Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$32,208	$24,912	29%	$62,264	$47,773	30%
Other business	3,379	3,178	6	6,633	5,957	11
Total revenue	$35,587	$28,090	27	$68,897	$53,730	28
Percentage of Revenue by Segment:
Subscription business	91%	89%		90%	89%
Other business	9	11		10	11
Total revenue	100%	100%		100%	100%
Subscription Business:
Total pets enrolled (at period end)	259,948	207,969	25	259,948	207,969	25
Subscription pets enrolled (at period end)	241,808	192,338	26	241,808	192,338	26
Monthly adjusted revenue per pet	$45.10	$43.60	3	$44.73	$43.34	3
Average monthly retention	98.67%	98.65%		98.67%	98.65%
Three months ended June 30, 2015 compared to three months ended June 30, 2014. Total revenue increased by $7.5 million to $35.6 million for the three months ended June 30, 2015, or 27%. Revenue from our subscription business segment increased by $7.3 million to $32.2 million for the three months ended June 30, 2015, or 29%. This increase in subscription business revenue primarily was due to a 26% increase in subscription pets enrolled as of June 30, 2015 compared to June 30, 2014 and a 6% increase in monthly adjusted revenue per pet (before conversion of Canadian premiums into U.S. Dollars) during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 as a result of increases in our pricing due to increases in the cost of veterinary care and expansions of our coverage. The impact of these price increases was partially offset by a $1.0 million impact of foreign exchange rates on our Canadian revenue when compared to the three months ended June 30, 2014. Revenue from our other business segment increased $0.2 million to $3.4 million for the three months ended June 30, 2015, due to an increase in enrolled pets in this segment.
Six months ended June 30, 2015 compared to six months ended June 30, 2014. Total revenue increased by $15.2 million to $68.9 million for the six months ended June 30, 2015, or 28%. Revenue from our subscription business segment increased by $14.5 million to $62.3 million for the six months ended June 30, 2015, or 30%. This increase in subscription business revenue primarily was due to a 26% increase in subscription pets enrolled as of June 30, 2015 compared to June 30, 2014 and a 6% increase in monthly adjusted revenue per pet (before conversion of Canadian premiums into U.S. Dollars) during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 as a result of increases in our pricing due to increases in the cost of veterinary care and expansions of our coverage. The impact of these price increases was partially offset by a $1.9 million impact of foreign exchange rates on our Canadian revenue when compared to the six months ended June 30, 2014. Revenue from our other business segment increased $0.7 million to $6.6 million for the six months ended June 30, 2015, or 11%, due to an increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(in thousands, except percentages)
Cost of Revenue:
Subscription business:
Claims expenses	$23,396	$17,585	33%	$44,898	$33,482	34%
Other cost of revenue	3,265	2,688	21	6,529	5,179	26
Total cost of revenue	26,661	20,273	32	51,427	38,661	33
Gross profit	5,547	4,639	20	10,837	9,112	19
Other business:
Claims expenses	2,091	1,392	50	3,940	2,530	56
Other cost of revenue	1,049	1,275	(18)	2,162	2,633	(18)
Total cost of revenue	3,140	2,667	18	6,102	5,163	18
Gross profit	239	511	(53)	531	794	(33)
Percentage of Revenue by Segment:
Subscription business:
Claims expenses	73%	71%		72%	70%
Other cost of revenue	10	11		10	11
Total cost of revenue	83	81		83	81
Gross profit	17	19		17	19
Other business:
Claims expenses	62	44		59	42
Other cost of revenue	31	40		33	44
Total cost of revenue	93	84		92	87
Gross profit	7	16		8	13
Three months ended June 30, 2015 compared to three months ended June 30, 2014. Cost of revenue for our subscription business segment was $26.7 million, or 83% of revenue, for the three months ended June 30, 2015, compared to $20.3 million, or 81% of revenue, for the three months ended June 30, 2014. This $6.4 million increase in the subscription cost of revenue is primarily due to an increase in subscription pets enrolled as of June 30, 2015 compared to June 30, 2014, and the 2% increase as a percentage of revenue, is primarily the result of an increase in claims expenses, which were 73% of revenue for the three months ended June 30, 2015, compared to 71% of revenue for the three months ended June 30, 2014. We have in the past and expect in the future to experience changes in the claims ratio from quarter to quarter and year to year. During the second half of 2014 and first half of 2015, the claims expense ratio was higher than our historical average due to a higher frequency of claims than previous periods and a delay in pricing changes in key states. We expect that the claims expense ratio and the cost of revenue as a percent of revenue will continue to be elevated during 2015 as price increases generally are implemented on our members’ annual anniversary dates. In addition, compensation expense and related costs increased by $0.2 million due to an increased headcount of 28% in the claims department to service our growth and improve our member experience. Cost of revenue for our other business segment increased $0.5 million to $3.1 million for the three months ended June 30, 2015, due to an increase in enrolled pets in this segment. The added pets were at a lower gross margin than the existing pets in the other business segment, which reduced the gross margin for this segment.

Six months ended June 30, 2015 compared to six months ended June 30, 2014. Cost of revenue for our subscription business segment was $51.4 million, or 83% of revenue, for the six months ended June 30, 2015, compared to $38.7 million, or 81% of revenue, for the six months ended June 30, 2014. This $12.8 million increase in the subscription cost of revenue is primarily due to an increase in subscription pets enrolled as of June 30, 2015 compared to June 30, 2014, and the 2% increase as a percentage of revenue, is primarily the result of an increase in claims expenses, which were 72% of revenue for the six months ended June 30, 2015, compared to 70% of revenue for the six months ended June 30, 2014. We have in the past and expect in the future to experience changes in the claims ratio from quarter to quarter and year to year. As noted above, our claims expense ratio has been elevated since the second half of 2014 due to an increase in frequency and delays in price increases in key states. In addition, compensation expense and related costs increased by $0.6 million due to increased headcount of 28% in the claims department to service our growth and improve our member experience. Cost of revenue for our other business segment increased $0.9 million to $6.1 million for the six months ended June 30, 2015, due to an increase in enrolled pets in this segment. The added pets were at a lower gross margin than the existing pets in the other business segment, which reduced the gross margin for this segment.
Sales and Marketing Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(in thousands, except percentages and per pet data)
Sales and marketing	$3,533	$2,810	26%	$7,184	$5,456	32%
Percentage of total revenue	10%	10%		10%	10%

Subscription Business:
Average pet acquisition cost (PAC)	$133	$114	17	$133	$113	18
Three months ended June 30, 2015 compared to three months ended June 30, 2014. Sales and marketing expenses increased $0.7 million to $3.5 million for the three months ended June 30, 2015, or 26%. The increase in sales and marketing expense was primarily due to a $0.3 million increase for a new strategic marketing agreement and a $0.1 million increase in fees directly driven by enrollments. In addition, there was an increase of $0.3 million in compensation related costs due to a 30% increase in headcount.
Six months ended June 30, 2015 compared to six months ended June 30, 2014. Sales and marketing expenses increased $1.7 million to $7.2 million for the six months ended June 30, 2015, or 32%. The increase in sales and marketing expense was primarily due to a $0.6 million increase for a new strategic marketing agreement and a $0.3 million increase in fees directly driven by enrollments. In addition, there was an increase of $0.2 million in expenditures related to new and expanded online sales and marketing initiatives and $0.6 million in compensation related costs due to a 30% increase in headcount.
Technology and Development Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(in thousands, except percentages)
Technology and development	$2,879	$2,553	13%	$5,677	$4,753	19%
Percentage of total revenue	8%	9%		8%	9%
Three months ended June 30, 2015 compared to three months ended June 30, 2014. Technology and development expenses increased $0.3 million to $2.9 million for the three months ended June 30, 2015, or 13%. This increase is attributable to salaries and related expenses due to a 7% increase in headcount to support our growth. Total expenses, net of capitalization, in technology related to our direct pay claims processing initiative increased $0.1 million to $1.3 million for the three months ended June 30, 2015.
Six months ended June 30, 2015 compared to six months ended June 30, 2014. Technology and development expenses increased $0.9 million to $5.7 million for the six months ended June 30, 2015, or 19%. This increase was primarily due to an $0.8 million increase in compensation expense and related cost as a result of a 7% increase in headcount support our technology projects and growth. Total expenses, net of capitalization, in technology related to our direct pay claims processing initiative decreased $0.1 million to $2.5 million for the six months ended June 30, 2015.

General and Administrative Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(in thousands, except percentages)
General and administrative	$3,996	$3,292	21%	$7,693	$6,078	27%
Percentage of total revenue	11%	12%		11%	11%
Three months ended June 30, 2015 compared to three months ended June 30, 2014. General and administrative expenses increased $0.7 million to $4.0 million for the three months ended June 30, 2015, or 21%. The increase in general and administrative expenses was primarily due to an increase in salaries and related expenses of $0.3 million due to increases in headcount of 23% and $0.3 million in costs related to being a public company.
Six months ended June 30, 2015 compared to six months ended June 30, 2014. General and administrative expenses increased $1.6 million to $7.7 million for the six months ended June 30, 2015, or 27%. The increase in general and administrative expenses was primarily due to an increase in salaries and related expenses of $0.9 million due to increases in headcount of 23% and $0.5 million in costs related to being a public company.
Other (Income) Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Interest expense	$40	$726	$285	$1,462
Other (income) expense, net	(15)	(759)	4	528
Total other (income) expense, net	$25	$(33)	$289	$1,990
Three months ended June 30, 2015 compared to three months ended June 30, 2014. Other expense, net increased $0.1 million for the three months ended June 30, 2015. This was primarily due to a decrease in interest expense related to the repayment of debt in the third quarter of 2014 and the first quarter of 2015 offset by the impact of the revaluation of warrants in the second quarter of 2014.
Six months ended June 30, 2015 compared to six months ended June 30, 2014. Other expense, net for the six months ended June 30, 2015 decreased $1.7 million to $0.3 million. The decrease was primarily due to a $1.2 million decrease in interest expense related to the repayment of debt in the third quarter 2014 and first quarter of 2015 and $0.5 million related to the revaluation of warrants in first and second quarter of 2014, which were reclassified to stockholders’ equity on our balance sheet after our initial public offering in July 2014.

Liquidity and Capital Resources
Since inception, we have financed our operations and met capital requirements primarily through the sale of equity securities and from borrowings. Our principal uses of cash are paying claims, funding operations and capital requirements, investing in new member acquisition and enhancements to our member experience.
Sources of Funds
As of June 30, 2015, we had $47.7 million in cash, cash equivalents and short-term investments and $19.5 million available under our line of credit. We believe that our existing cash, cash equivalents, short-term investments and line of credit will be sufficient to fund our operations and statutory capital requirements for at least the next 12 months. From time to time, we may explore additional financing, which could include equity, equity-linked and debt financing. However, there can be no assurance that any additional financing will be available to us on acceptable terms, or at all.

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
Interest on the revolving line of credit accrues at a variable annual rate equal to the greater of 5.0% or 1.5% plus the prime rate. The revolving line of credit matures in July 2016, at which time it will need to be renewed or all amounts outstanding under it, including accrued interest, will become immediately due and payable. During the first quarter of 2015, we repaid our borrowings under this facility and, as of June 30, 2015, we did not have any outstanding amounts under this facility.
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
The Square 1 credit facility also requires us to maintain certain non-financial covenants, including those that restrict our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, permit withdrawals from APIC (with certain exceptions) and conduct operations in certain of our Canadian subsidiaries. As of June 30, 2015, we were in compliance with each of the financial and non-financial covenants.
Any outstanding obligations under the Square 1 credit facility would be secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock.
Regulation
As of June 30, 2015, our insurance entities, APIC and Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, held $23.1 million in investments and $8.6 million in other current assets. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of June 30, 2015, total assets and liabilities held outside of our insurance entities totaled $40.4 million and $7.3 million, respectively.
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
WICL Segregated Account AX
WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into reinsurance treaties with Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL and all shares of the segregated account are owned by Trupanion, Inc. Our agreements with WICL do not allow dividends to be paid to our parent company until 2016 or later. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Omega General Insurance Company, we were required to fund a Canadian Trust account with the greater of CAD $2.0 million or 115% of unearned Canadian premium plus 15% of outstanding Canadian claims, including all incurred but not reported claims. Additionally, WICL required initial capital of CAD $1.3 million. During January 2015, we funded CAD $3.3 million to initially satisfy these requirements.
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

Investments
As of June 30, 2015, we had $24.1 million of short-term and long-term investments. These investments are held to satisfy statutory requirements. The majority of our investments are highly rated U.S. treasury securities, certificates of deposit, and U.S. government funds. In addition we have one investment in a municipal bond that is insured by a third-party insurance company with a rating of "A2" with Moody’s. The unused proceeds from our initial public offering currently are held primarily in money market funds.
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(8,896)	$(6,435)
Net cash (used in) provided by investing activities	(3,444)	(257)
Net cash used in financing activities	(14,483)	955
Effect of exchange rates on cash	(118)	86
Net decrease in cash and cash equivalents	$(26,941)	$(5,651)
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
The increase in net cash used in operating activities for the six months ended June 30, 2015 compared to June 30, 2014 was primarily driven by an increase in pets enrolled, an increase in our claims paid as a percentage of revenue caused by delays in anticipated price increases in key states, an increase of 26% in operating expenses to support the growth of our business, a change in our bonus program allowing for bonuses to be paid quarterly during 2015 and an $0.8 million payment of GST related to prior years operations.
Investing Cash Flows
Net cash from investing activities for each of the periods presented was primarily related to the purchases and maturities of investments as well as a $1.6 million increase related to cash placed into a trust account for our fronting and reinsurance agreement with Omega. Additionally, we made expenditures on software to be used for our direct pay initiative. We expect to continue make investments in technology to improve our customer experience as we expand our operations.
Financing Cash Flows
Historically, we have funded our operations through the issuance of common and preferred stock and the incurrence of indebtedness. For the six months ended June 30, 2015, net cash used in financing activities primarily consisted of debt repayments of $14.9 million.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. Our contractual cash obligations as of June 30, 2015 are set forth below (in thousands).

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$1,008	$837	$171	$—	$—
Strategic marketing and service provider agreements	2,495	1,176	1,176	101	42
Other(1)	1,958	514	940	504

(1)	Includes multi-year service agreements related to operations classified outside of sales and marketing expense

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2015, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We received an inquiry from the Washington State Office of the Insurance Commissioner (OIC) in December 2012 concerning whether one of our subsidiaries was properly licensed, and whether certain of its employees were properly licensed, under Washington law. A regulatory examination took place during the third and fourth quarters of 2014. As of June 30, 2015 and December 31, 2014, we had accrued liabilities of $0.3 million and $0.2 million, respectively, for this matter. Adverse outcomes beyond recorded amounts are reasonably possible. At this stage in the matter, however, we are unable to estimate a possible loss or range of possible loss beyond amounts accrued.
We cannot predict the ultimate outcome of the above-mentioned proceedings and claim, and we are unable to estimate any potential liability we may incur.
In addition to the matter described above, from time to time we may be subject to various legal proceedings and claims in the ordinary course of business activities, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights; employment claims; and general contract or other claims. We may, from time to time, also be subject to various other legal or government claims, disputes or investigations.
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
We have incurred significant net losses since our inception. We had a net loss of $9.6 million for the six months ended June 30, 2015. Additionally, as of June 30, 2015, our accumulated deficit was $66.7 million. We have funded our operations through equity financings and borrowings under a revolving line of credit and term loans. We may not be able to achieve or maintain profitability in the near future or at all. Our recent growth, including our growth in revenue and membership, may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain profitability. Additionally, our expense levels are based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
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
We invest significantly in member acquisition. We spent $7.2 million on sales and marketing to acquire new members for the six months ended June 30, 2015. We expect to continue to spend significant amounts to acquire additional members. We utilize Territory Partners, who are paid fees based on activity in their regions, to communicate the benefits of our medical plan to veterinarians through in-person visits. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. We also invest in other third-party referrals and direct to consumer member acquisition channels, though we have limited experience with some of them.
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
As of June 30, 2015, our claims reserve was $5.8 million. Our recorded claims reserve is based on our best estimates of claims, both reported and incurred but not reported, after considering known facts and interpretations of circumstances. We consider internal factors, including data from our proprietary data analytics platform, experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, claims management programs and contractual terms. We may also consider external factors, including changes in the law, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of claims that have occurred, including claims incurred but not reported, the establishment of appropriate reserves is an inherently uncertain and complex process that involves significant subjective judgment. Further, we do not transfer or cede our risk as an insurer and, therefore, we maintain more risk than we would if we purchased reinsurance. The ultimate cost of claims may vary materially from recorded reserves, and such variance may result in adjustments to the claims reserve, which could have a material effect on our operating results.
We rely significantly on Territory Partners, veterinarians and other third parties to recommend our medical plan to potential members.
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that our medical plan offers veterinarians and their clients. In turn, we rely on veterinarians to introduce and refer our medical plan to their clients. We also rely significantly on other third parties, such as existing members, online and offline businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups, to help generate leads for our medical plan subscriptions. Veterinary practices represent our largest member acquisition channel, accounting for approximately 59% of our enrollments in the six months ended June 30, 2015, excluding existing members adding pets and referring their friends and family members. Many factors influence the success of our relationships with these referral sources, including:

•	the continued positive market presence, reputation and growth of our company and of the referral sources;

•	the effectiveness of referral sources;

•	the decision of any such referral source to support one or more of our competitors;

•	the interest of the referral sources’ customers or clients in the medical plan we offer;

•	the relationship and level of trust between Territory Partners and veterinarians, and between us and the referral source;

•	the percentage of the referral sources’ customers or clients that submit applications or use trial certificates to enroll in a medical plan through our website or contact center;

•	our ability to implement or maintain any marketing programs, including trial certificates, in any jurisdiction; and

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
Territory Partners are “independent contractors” and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight over Territory Partners as we otherwise could if Territory Partners were our own employees. Territory Partners may decide not to participate in our marketing initiatives or training opportunities, accept our introduction of new solutions or comply with our policies and procedures applicable to the Territory Partners, any of which may adversely affect our ability to develop relationships with veterinarians and grow our membership. Our sole recourse against Territory Partners who fail to perform is to terminate their contract, which could also trigger contractually obligated termination payments or result in disputes, including threatened or actual legal or regulatory proceedings. In addition, termination of these contracts may trigger termination penalties that obligate us to pay significantly more than the amounts that otherwise would have been paid to the terminated Territory Partner.
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
Our ability to grow our business and to generate revenue depends significantly on attracting new members. For the six months ended June 30, 2015, we generated 90% of our revenue from medical plan subscriptions. In order to continue to increase our membership, we must continue to offer a medical plan that provides superior value to our members. Our ability to continue to grow our membership will also depend in part on the effectiveness of our sales and marketing programs. Our member base may not continue to grow or may decline as a result of increased competition or the maturation of our business.
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
Our subsidiary, American Pet Insurance Company, is subject to risk-based capital regulations that require us to maintain certain levels of surplus to support our overall business operations in consideration of our size and risk profile. We have in the past and may in the future fail to maintain the amount of risk-based capital required to avoid additional regulatory oversight, which was $22.6 million as of December 31, 2014. To comply with these regulations and our related contractual obligations, we may be required to maintain capital that we would otherwise invest in our growth and operations, which may require us to modify our operating plan or marketing initiatives, delay the implementation of new solutions or development of new technologies, decrease the rate at which we hire additional personnel and enter into relationships with Territory Partners, incur indebtedness or pursue equity or debt financings or otherwise modify our business operations, any of which could have a material adverse effect on our operating results and financial condition.
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
We offer our medical plan in Canada, which exposes us to the risk of changes in the Canadian currency exchange rates. For the six months ended June 30, 2015, approximately 22% of our total revenue was generated in Canada. Fluctuations in the relative strength of the Canadian economy and the Canadian dollar has in the past and could in the future adversely affect our revenue and operating results.
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
In order to successfully expand our business, we need to hire, integrate and retain highly skilled and motivated employees. We also need to continue to improve our existing systems for operational and financial management. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully implement improvements in these areas, our business, operating results and financial condition will be harmed.
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
We depend on relationships with strategic partners, and our inability to maintain our existing and secure new relationships with strategic partners could harm our revenue and operating results.
A portion of our enrollment leads are derived from members who are referred to us through one of our strategic partners. These partnerships involve various risks including the following:

•	We may be unable to maintain or secure favorable relationships with strategic partners;

•	our strategic partners may not be successful in creating leads;

•	our strategic partners could terminate their relationships with us;

•	we may not experience a consistent correlation between revenues and expenditures related to our strategic partnerships, and

•	bad publicity and other issues faced by our strategic partners could negatively impact us.
Our business and financial condition is subject to risks related to our writing of policies for an unaffiliated general agent.
Since 2012, we have written pet insurance policies for an unaffiliated general agent. These policies provide different coverage and are subject to materially different terms and conditions than the Trupanion medical plan. Further, the unaffiliated general agent administers these policies and markets them to consumers. For the six months ended June 30, 2015, premiums from these policies accounted for 7.2% of our total revenue. This relationship can be terminated by either party and, if terminated, would result in a reduction in our revenue to the extent we cannot enter into another relationship and generate equivalent revenues with a different general agent. In addition, the general agent controls a trust account it maintains on our behalf. If the general agent makes operating decisions that adversely affect its business or brand, our business or brand could also be adversely affected.

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
We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending December 31, 2015, provide a management report on the internal control over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we no longer qualify for the exemption provided to an emerging growth company, as defined by The Jumpstart Our Business Startups Act of 2012 (JOBS Act).
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
We rely on a combination of intellectual property rights, including trade secrets, copyrights, trademarks and domain names, as well as contractual restrictions, to establish and protect our intellectual property. As of June 30, 2015, we had two pending patent applications in the United States, one pending international patent filed under the Patent Cooperation Treaty, and one issued patent in Europe. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, pricing analytics, technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. If we continue to expand internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States, which may be expensive and divert management’s attention away from other operations.
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
As of June 30, 2015, we had six registered trademarks in the United States, including “Trupanion,” two additional trademark applications, and three applications pending. We had one registered trademark in Canada, and two additional trademark applications. Many of our unregistered trademarks, however, contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Trademark protection may also not be available, or sought by us, in every country in which our medical plan may become available. Competitors may adopt names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing members. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks. We may take action, including initiating litigation, to protect our intellectual property rights and the integrity of our brand, and these efforts may prove costly, ineffective and increase the likelihood of counterclaims against us.
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
As of June 30, 2015, we had no outstanding indebtedness. We may incur indebtedness in the future, including any additional borrowings available under our revolving line of credit. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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

Our financial results may be negatively affected if we are required to pay income tax, premium tax, transaction tax or other taxes in jurisdictions where we are currently not collecting and reporting tax.
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
As of June 30, 2015, our directors, five percent or greater stockholders and their respective affiliates beneficially held in the aggregate approximately 73% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders.
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
c) Issuer Purchases of Equity Securities
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 4th day of August 2015.

TRUPANION, INC.

Date: August 04, 2015	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: August 04, 2015	/s/ Michael Banks
Michael Banks Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Filed/Furnished
Number	Exhibit Description	Herewith

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*
This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.