Form 10-Q
period 2015-09-30
TRUPANION INC.
filed 2015-11-05
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 31, 2015 there were approximately 28,280,046 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Trupanion, Inc. Consolidated Statements of Operations (in thousands, except for share and per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$37,865	$30,312	$106,762	$84,042
Cost of revenue:
Claims expenses	26,604	21,808	75,442	57,819
Other cost of revenue	4,670	4,059	13,361	11,872
Gross profit	6,591	4,445	17,959	14,351
Operating expenses:
Sales and marketing	4,128	2,934	11,312	8,390
Technology and development	3,005	2,532	8,683	7,285
General and administrative	4,067	4,385	11,760	10,463
Total operating expenses	11,200	9,851	31,755	26,138
Operating loss	(4,609)	(5,406)	(13,796)	(11,787)
Interest expense	14	5,155	298	6,623
Other expense (income), net	4	(2,066)	8	(1,545)
Loss before income taxes	(4,627)	(8,495)	(14,102)	(16,865)
Income tax expense	16	14	102	36
Net loss	$(4,643)	$(8,509)	$(14,204)	$(16,901)

Net loss per share:
Basic and diluted	$(0.17)	$(0.41)	$(0.52)	$(2.09)
Weighted-average shares used to compute net loss per share:
Basic and diluted	27,755,310	20,857,126	27,564,975	8,092,287

Trupanion, Inc. Consolidated Statements of Comprehensive Loss (in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(4,643)	$(8,509)	$(14,204)	$(16,901)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(274)	25	(347)	49
Change in unrealized losses on available-for-sale securities	29	17	(12)	112
Other comprehensive (loss) income, net of taxes	(245)	42	(359)	161
Comprehensive loss	$(4,888)	$(8,467)	$(14,563)	$(16,740)

Trupanion, Inc. Consolidated Balance Sheets (in thousands, except for share data)

	September 30, 2015	December 31, 2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$21,688	$53,098
Short-term investments	23,203	22,371
Accounts and other receivables	8,344	7,887
Prepaid expenses and other assets	2,157	1,299
Total current assets	55,392	84,655
Long-term investments, at fair value	2,420	942
Equity method investment	300	—
Property and equipment, net	9,614	7,862
Intangible assets, net	4,799	4,847
Other long term assets	29	—
Total assets	$72,554	$98,306
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,451	$1,962
Accrued liabilities	4,327	4,607
Claims reserve	6,188	5,107
Deferred revenue	10,604	9,345
Other payables	668	1,523
Total current liabilities	23,238	22,544
Long-term debt	—	14,900
Deferred tax liabilities	1,495	1,495
Other liabilities	412	92
Total liabilities	25,145	39,031
Stockholders’ equity:
Common stock, $0.00001 par value per share, 200,000,000 shares authorized at September 30, 2015 and December 31, 2014, 28,898,227 and 28,277,248 issued and outstanding at September 30, 2015; 28,451,920 and 27,830,941 shares issued and outstanding at December 31, 2014.	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 authorized at September 30, 2015 and December 31, 2014, and 0 issued and outstanding at September 30, 2015 and December 31, 2014.	—	—
Additional paid-in capital	121,741	119,045
Accumulated other comprehensive (loss) income	(348)	11
Accumulated deficit	(71,383)	(57,180)
Treasury stock, at cost: 620,979 shares at September 30, 2015 and December 31, 2014.	(2,601)	(2,601)
Total stockholders’ equity	47,409	59,275
Total liabilities and stockholders’ equity	$72,554	$98,306

Trupanion, Inc. Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(14,204)	$(16,901)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,800	1,234
Amortization of debt discount and prepaid loan fees	5	5,033
Warrant income	—	(1,574)
Stock-based compensation expense	2,349	3,194
Other, net	(91)	56
Changes in operating assets and liabilities:
Accounts and other receivables	(504)	(828)
Prepaid expenses and other current assets	(868)	(456)
Accounts payable	(329)	151
Accrued liabilities	53	(398)
Claims reserve	1,127	(201)
Deferred revenue	1,310	823
Other payables, net	(416)	167
Net cash used in operating activities	(9,768)	(9,700)
Investing activities
Purchases of investment securities	(16,082)	(26,455)
Maturities of investment securities	13,580	23,239
Equity method investment	(300)	—
Purchases of property and equipment	(3,816)	(4,013)
Net cash used in investing activities	(6,618)	(7,229)
Financing activities
Release of restricted cash	—	3,000
Tax withholding on restricted stock	(643)	—
Repayment of debt financing and loan fees	(14,900)	(32,103)
Proceeds from exercise of stock options	914	161
Proceeds from line of credit	—	17,000
Net proceeds from initial public offering	—	72,946
Net cash (used in) provided by financing activities	(14,629)	61,004
Effect of foreign exchange rates on cash, net	(395)	55
Net change in cash and cash equivalents	(31,410)	44,130
Cash and cash equivalents at beginning of period	53,098	14,939
Cash and cash equivalents at end of period	$21,688	$59,069
Supplemental disclosures
Income taxes paid	117	9
Interest paid	155	1,372
Noncash investing and financing activities:
Warrants issued in conjunction with debt issuance	—	1,123
Increase in payables for property and equipment	310	488
Increase in payables for deferred financing costs	—	136
Cashless exercise of preferred stock warrants	—	1,270

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
Basis of Presentation
The consolidated balance sheet data as of December 31, 2014 was derived from audited consolidated financial statements. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission on February 24, 2015. The accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period.
Reclassifications
Certain prior year amounts have been reclassified within the Company’s consolidated financial statements from their original presentation to conform to the current period presentation. In addition, amounts in note 9 related to segments have been recast to reflect a change in the composition of the Company’s segments as described in note 9.
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
Advertising
Advertising costs are expensed as incurred, with the exception of television advertisements, which are expensed the first time each advertisement is aired.
Accumulated Other Comprehensive Loss
There were no reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2015 and 2014.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Insurance contracts are excluded from the scope of this new guidance. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted, and must be applied retrospectively or modified retrospectively. The Company does not believe this ASU will have a material impact on its consolidated financial statements.
In May 2015, the FASB issued an ASU amending short-term insurance contract disclosures and requiring more detailed disclosures to enable users of financial statements to understand information relating to liabilities for unpaid claims and claims adjustment expenses. Additionally, the amendments will also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate these liabilities. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. Early adoption of this guidance is permitted, and must be applied retrospectively by providing comparative disclosures for each period presented. The Company plans to adopt this guidance in 2016.
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
The following potentially dilutive equity securities are not included in the diluted net loss per common share calculation because they would have had an antidilutive effect:

	As of September 30,
	2015	2014
Stock options	4,991,047	5,082,500
Restricted stock awards and units	474,522	595,665
Warrants	869,999	869,999

3. Investment Securities
The amortized cost, gross unrealized holding losses, and fair value of available-for-sale and short-term investments by major security type and class of security were as follows as of September 30, 2015 and December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
As of September 30, 2015
Available-for-sale:
Foreign deposits	$1,490	$—	$1,490
Municipal bond	1,000	(70)	930
	$2,490	$(70)	$2,420
Short-term investments:
U.S. Treasury securities	$5,682	$—	$5,682
Certificates of deposit	1,581	—	1,581
U.S. government funds	15,940	—	15,940
	$23,203	$—	$23,203

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2014
Available-for-sale:
Municipal bond	$1,000	$(58)	$942
	$1,000	$(58)	$942
Short-term investments:
U.S. Treasury securities	$5,677	$—	$5,677
Certificates of deposit	800	—	$800
U.S. government funds	15,894	—	$15,894
	$22,371	$—	$22,371
Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	September 30, 2015
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$—	$—
Due after one year through five years	1,490	1,490
Due after five years through ten years	1,000	930
Due after ten years	—	—
	$2,490	$2,420
The Company had one investment with an unrealized loss of $0.1 million and a fair value of $0.9 million at September 30, 2015 and December 31, 2014, respectively. The debt security has been in the unrealized loss position for more than 12 months. The Company has assessed the bond for credit impairment and has determined that there is no intent to sell this bond and it is likely that it will hold the investment for a period of time sufficient to allow for a recovery. Furthermore, future payments on this bond are insured by a financial guarantee insurer. Therefore, the Company believes that the unrealized loss on this bond constitutes a temporary impairment.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Foreign deposits	$1,490	$1,490	$—	$—
Municipal bond	930	—	930	—
Money market funds	10,412	10,412	—	—
Total	$12,832	$11,902	$930	$—

	As of December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Municipal bond	$942	$—	$942	$—
Money market funds	44,575	44,575	—	—
Total	$45,517	$44,575	$942	$—
The Company estimates fair value for its long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long term debt approximated fair value at December 31, 2014.
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the three and nine months ended September 30, 2015 and 2014.
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

5. Equity Method Investment
During the three months ended September 30, 2015, the Company invested $0.3 million in DataPoint, LLC, in exchange for 300,000 units of Series A preferred stock resulting in a 13% equity interest. Additionally, if certain revenue and EBIT (Earnings before interest and taxes) targets are not met as of April 1, 2017, the Company's ownership interest will increase proportionately by the amount by which the targets were missed, up to a maximum of 28%. The Company's equity interest in DataPoint, LLC is accounted for under the equity method as the Company has the ability to exert significant influence. The equity method investment balance is adjusted each period on a one quarter lag to recognize the proportionate share of net income or loss, including adjustments to recognize certain differences between the carrying value and the equity in net assets.

6. Debt
The Company has a revolving line of credit with a bank, which is secured by any and all interest the Company has in assets that are not otherwise restricted. The revolving line of credit bears a variable interest rate equal to the greater of 5.0% or 1.5% plus the prime rate. Interest expense is due monthly on the outstanding principal amount with all amounts outstanding under the revolving line of credit due upon maturity in July 2017. The credit agreement requires the Company to comply with various financial and non-financial covenants. This facility also currently has a compensating balance requirement of $1.6 million.
Borrowings on the revolving line of credit are limited to the lesser of $20.0 million in 2015 and 2014, and the total amount of cash and securities held by American Pet Insurance Company (APIC), less up to $3.0 million for obligations the Company may have outstanding for other ancillary services in the future. During the first quarter of 2015, the Company repaid its borrowings under this facility, and as of September 30, 2015, had no outstanding amounts under this facility.
The Company entered into a new lease agreement during the three months ended September 30, 2015 which required the Company to issue a security deposit in the form of an irrevocable standby letter of credit totaling $1.1 million which expires in August 2016 and renews annually thereafter. This amount reduces the Company's available revolving line of credit. As of September 30, 2015, the Company had $18.4 million available under its revolving line of credit.
7. Commitments and Contingencies
During 2015, the Company has entered into strategic marketing and service provider agreements, as well as other agreements with various parties. As of the September 30, 2015, these agreements resulted in an increase in future commitments of $0.5 million in the fourth quarter of 2015, $2.0 million in 2016 and $0.7 million in 2017.
During the third quarter of 2015, the Company entered into a lease agreement for a building located in Seattle, Washington. The initial, 10-year term of the lease is expected to commence in April 2016 and expire in March 2026. The Company is obligated to pay a total of $21.0 million in rent over the 10-year term.
The Company received an inquiry from the Washington State Office of the Insurance Commissioner (OIC) in December 2012 concerning whether subsidiaries of the Company were properly licensed, and whether certain of its employees were properly licensed, under Washington law. A regulatory examination took place during the third and fourth quarters of 2014. On September 22, 2015, the OIC issued its report and requesting a response from the Company within 90 days of its date. The Company is currently in the process of responding to this report. As of September 30, 2015 and December 31, 2014, the Company had accrued liabilities of $0.4 million and $0.2 million, respectively, for this matter. Adverse outcomes beyond recorded amounts are reasonably possible. At this stage in the matter, however, the Company is unable to estimate a possible loss or range of possible loss beyond amounts accrued.
The outcomes of the Company’s legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to the Company's operating results and cash flows for a particular period. The Company makes a provision for a liability relating to legal matters when it is both probable that a liability beyond previously accrued amounts has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.
8. Stock-Based Compensation
The following table presents information regarding stock options granted, exercised and forfeited for the periods presented:

	Number Of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
December 31, 2014	5,112,556	$3.19	$21,116
Granted	615,273	7.78
Exercised	(514,431)	1.78	3,167
Forfeited	(222,351)	8.71
September 30, 2015	4,991,047	3.65	20,674

Vested and exercisable at September 30, 2015	3,589,654	$2.28	$19,306
As of September 30, 2015, the stock options outstanding had a remaining contractual life of 6.34 years.

Stock-based compensation expense includes stock options and restricted stock granted to employees and non-employees and has been reported in the Company’s statements of operations in claims expenses, other cost of revenue, sales and marketing, technology and development, and general and administrative expenses depending on the function performed by the employee or non-employee. The Company measures compensation expense on a straight-line basis except for restricted stock with a performance condition which is measured on a graded vesting schedule. The remaining 467,508 shares of unvested restricted stock measured on a graded vesting schedule are expected to vest over the remaining service term of approximately 4 years.
As of September 30, 2015, the Company had unrecognized stock-based compensation of $6.1 million related to stock options and restricted stock held by employees and non-employees, which is expected to vest over a weighted-average period of approximately 2.65 years. As of September 30, 2015, the Company had 1,359,351 unvested stock options and 474,522 restricted stock awards that are expected to vest. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The expense recognized in each category is provided in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Claims expenses	$58	$60	$160	$168
Other cost of revenue	10	18	35	55
Sales and marketing	102	115	342	408
Technology and development	97	110	311	306
General and administrative	482	1,698	1,501	2,257
Total stock-based compensation	$749	$2,001	$2,349	$3,194

9. Segments
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
The chief operating decision maker uses two measures to evaluate segment performance: revenue and gross profit. Additionally, other operating expenses, such as sales and marketing expenses, are allocated to each segment and evaluated when material. Interest and other expenses and income taxes are not allocated to the segments, nor included in the measure of segment profit or loss. The Company does not analyze discrete segment balance sheet information related to long-term assets.
Revenue and gross profit of the Company’s segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Subscription business	$34,420	$27,112	$96,684	$74,885
Other business	3,445	3,200	10,078	9,157
	37,865	30,312	106,762	84,042
Claims expenses:
Subscription business	24,455	20,269	69,352	53,750
Other business	2,149	1,539	6,090	4,069
	26,604	21,808	75,442	57,819
Other cost of revenue:
Subscription business	3,691	2,782	10,220	7,961
Other business	979	1,277	3,141	3,911
	4,670	4,059	13,361	11,872
Gross profit:
Subscription business	6,274	4,061	17,112	13,174
Other business	317	384	847	1,177
	6,591	4,445	17,959	14,351
Sales and marketing:
Subscription business	4,112	2,819	11,240	8,296
Other business	16	115	72	94
	4,128	2,934	11,312	8,390
Technology and development	3,005	2,532	8,683	7,285
General and administrative	4,067	4,385	11,760	10,463
Operating loss	$(4,609)	$(5,406)	$(13,796)	$(11,787)
The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$30,009	$22,609	$83,607	$62,430
Canada	7,856	7,703	23,155	21,612
Total revenue	$37,865	$30,312	$106,762	$84,042

Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2015.

Item 2. - Management’s Discussion and Analysis of Financial Conditions and Results of Operations
Overview
We are a direct-to-consumer monthly subscription service providing a medical plan for cats and dogs throughout the United States, Canada and Puerto Rico. Our data-driven, vertically-integrated approach enables us to provide pet owners with what we believe is the highest value medical plan available for their pets, priced specifically for each pet’s unique characteristics. Our growing and loyal member base provides us with highly predictable and recurring revenue. We operate our business with a focus on maximizing the lifetime value of each pet while sustaining a favorable ratio of lifetime value relative to pet acquisition cost.
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
We generate leads for our subscription business through both third-party referrals and online member acquisition channels, which we then convert into members through our website and contact center. Veterinary practices represent our largest referral source. We engage a national referral network of independent contractors who are paid fees based on activity in their regions, which we refer to as our Territory Partners. Our Territory Partners are dedicated to cultivating direct veterinary relationships and building awareness of the benefits that our medical plan offers veterinarians and their clients. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. Our online member acquisition channels serve as important resources for pet owner education and drive new member leads and conversion. We also receive a significant number of new leads from existing members adding pets and referring their friends and family members. We continuously evaluate the effectiveness of our member acquisition channels and marketing initiatives based upon their return on investment, which we measure by comparing the ratio of the lifetime value of a pet generated through each specific channel or initiative to the related acquisition cost.
Our revenue increased from $84.0 million for the nine months ended September 30, 2014 to $106.8 million for the nine months ended September 30, 2015, representing 27% year-over-year growth. We have made and expect to continue to make substantial investments in member acquisition and in expanding our operations. For the nine months ended September 30, 2015 and 2014, we had a net loss of $14.2 million and $16.9 million respectively. As of September 30, 2015, our accumulated deficit was $71.4 million.

Key Financial and Operating Metrics
The following tables set forth our key financial and operating metrics for our subscription business for the periods ended September 30, 2015 and 2014 and for each of the last eight fiscal quarters. The prior period metrics have been recast to reflect the movement of pets from the subscription business segment to the other business segment in 2015. For more information on this change see "Basis of Presentation."

	Nine Months Ended September 30,
	2015	2014
Total pets enrolled (at period end)	276,988	221,479
Total subscription pets enrolled (at period end)	258,546	205,194
Monthly adjusted revenue per pet	$44.88	$43.89
Lifetime value of a pet (LVP)	$591	$580
Average pet acquisition cost (PAC)	$132	$114
Average monthly retention	98.66%	98.67%
Adjusted EBITDA (in thousands)	$(9,711)	$(7,444)

	Three Months Ended
	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013
Total pets enrolled (at period end)	276,988	259,948	246,106	232,450	221,479	207,969	194,902	182,497
Total subscription pets enrolled (at period end)	258,546	241,808	228,409	215,491	205,194	192,338	179,819	168,405
Monthly adjusted revenue per pet	$45.15	$45.10	$44.34	$44.79	$44.88	$43.60	$43.07	$43.06
Lifetime value of a pet (LVP)	$591	$570	$567	$591	$580	$602	$612	$613
Average pet acquisition cost (PAC)	$129	$133	$134	$145	$115	$114	$113	$106
Average monthly retention	98.66%	98.67%	98.66%	98.69%	98.67%	98.65%	98.65%	98.65%
Adjusted EBITDA (in thousands)	$(3,234)	$(3,165)	$(3,333)	$(2,903)	$(2,908)	$(2,459)	$(2,079)	$(1,780)
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
Average pet acquisition cost. Average pet acquisition cost (PAC) is calculated as acquisition cost divided by the total number of new subscription pets enrolled in that period. Acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as sales and marketing expenses, excluding stock-based compensation and sales and marketing related to other business segment, offset by sign-up fee revenue. We offset sales and marketing expenses with sign-up fee revenue since it is a one-time charge to new members used to partially offset initial setup costs, which are included in sales and marketing expenses. We monitor average pet acquisition cost to evaluate the efficiency of our sales and marketing programs in acquiring new members and measure effectiveness using the ratio of our lifetime value of a pet to average pet acquisition cost.
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of September 30, 2015 is an average of each month’s retention from October 1, 2014 through September 30, 2015. We calculate monthly retention as the number of subscription pets that remain after subtracting all subscription pets that cancel during a month, including subscription pets that enroll and cancel within that month, divided by the total subscription pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months and manage our business.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we define as net loss excluding stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, change in fair value of warrant liabilities and income tax (benefit) expense. For more information about adjusted EBITDA and a reconciliation of net loss to adjusted EBITDA, see Non-GAAP Financial Measures below.
Non-GAAP Financial Measures
We believe that using adjusted revenue, contribution margin and acquisition cost to calculate and present certain of our other key metrics is helpful to our investors. These measures, which are non-GAAP financial measures, are not prepared in accordance with U.S. GAAP. We define adjusted revenue as revenue from our subscription business segment excluding sign-up fee revenue and the change in deferred revenue between periods. We define contribution margin as gross profit from our subscription business segment for the 12 months prior to the period end date excluding stock-based compensation expense related to cost of revenue from our subscription business segment, sign-up fee revenue and the change in deferred revenue between periods. We define acquisition cost as sales and marketing expenses, excluding stock-based compensation expense and sales and marketing expenses directly related to other business segment net of sign-up fee revenue.
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

Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company’s non-cash expenses, we believe that providing non-GAAP financial measures such as contribution margin, acquisition cost and adjusted EBITDA that exclude stock-based compensation expense and, in the case of adjusted EBITDA, the change in fair value of warrant liabilities allows for more meaningful comparisons between our operating results from period to period. We exclude sign-up fee revenue from the calculation of both adjusted revenue and contribution margin because we collect it from new members at the time of enrollment and consider it to be an offset to a portion of our sales and marketing expenses. For this reason, we also net sign-up fees with sales and marketing expenses in our calculation of acquisition cost. We exclude changes in deferred revenue from the calculation of both adjusted revenue and contribution margin in order to eliminate fluctuations caused by the timing of pet enrollment during the last month of any particular period in which such measures are being presented or utilized. We exclude revenue and expenses related to our other business segment from our calculation of contribution margin and acquisition cost as these metrics are only used to evaluate our subscription business. We exclude the change in fair value of warrant liabilities from our calculation of adjusted EBITDA in order to eliminate fluctuations caused by changes in our stock price. We believe this allows us to calculate and present adjusted revenue, contribution margin and acquisition cost and the related financial measures we derive from them, as well as adjusted EBITDA, in a consistent manner across periods. Our non-GAAP financial measures and the related financial measures we derive from them are important tools for financial and operational decision-making and for evaluating our own operating results over different periods of time.

The following tables reflect the reconciliation of adjusted revenue to revenue:

	Nine Months Ended September 30,
	2015	2014

Revenue	$106,762	$84,042
Excluding:
Other business revenue	(10,078)	(9,157)
Change in deferred revenue	1,072	731
Sign-up fee revenue	(1,477)	(1,209)
Adjusted revenue	$96,279	$74,407

	Three Months Ended
	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013
	(in thousands)
Revenue	$37,865	35,587	$33,310	$31,868	$30,312	$28,090	$25,640	$24,011
Excluding:
Other business revenue	(3,445)	(3,379)	(3,254)	(3,251)	(3,200)	(3,178)	(2,779)	(2,736)
Change in deferred revenue	423	321	328	247	385	84	262	452
Sign-up fee revenue	(542)	(451)	(484)	(363)	(425)	(407)	(377)	(345)
Adjusted revenue	$34,301	$32,078	$29,900	$28,501	$27,072	$24,589	$22,746	$21,382

The following table reflects the reconciliation of contribution margin to gross profit:

	Twelve Months Ended
	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013
	(in thousands)
Gross profit	$23,483	$21,337	$20,701	$19,874	$18,439	$18,113	$16,792	$15,644
Excluding:
Stock-based compensation expense	286	296	302	315	309	287	270	230
Other business segment gross profit	(1,211)	(1,278)	(1,549)	(1,539)	(1,468)	(1,314)	(967)	(768)
Change in deferred revenue	1,319	1,281	1,044	977	1,183	1,111	1,246	1,107
Sign-up fee revenue	(1,840)	(1,723)	(1,679)	(1,572)	(1,554)	(1,514)	(1,464)	(1,418)
Contribution margin	$22,037	$19,913	$18,819	$18,055	$16,909	$16,683	$15,877	$14,795

The following tables reflect the reconciliation of acquisition cost to sales and marketing expense:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Sales and marketing expense	$11,312	$8,390
Excluding:
Stock-based compensation expense	(342)	(408)
Other business segment sales and marketing expense	(72)	(94)
Net of:
Sign-up fee revenue	(1,477)	(1,209)
Acquisition cost	$9,421	$6,679

	Three Months Ended
	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013
	(in thousands)
Sales and marketing expense	$4,128	$3,533	$3,651	$3,218	$2,934	$2,810	$2,646	$2,238
Excluding:
Stock-based compensation expense	(102)	(110)	(130)	(147)	(115)	(144)	(149)	(185)
Other business segment sales and marketing expense	(16)	(30)	(26)	(30)	(22)	(28)	(44)	(6)
Net of:
Sign-up fee revenue	(542)	(451)	(484)	(363)	(425)	(407)	(377)	(345)
Acquisition cost	$3,468	$2,942	$3,011	$2,678	$2,372	$2,231	$2,076	$1,702
The following tables reflect the reconciliation of adjusted EBITDA to net loss:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net loss	$(14,204)	$(16,901)
Excluding:
Stock-based compensation expense	2,349	3,194
Depreciation and amortization expense	1,800	1,234
Interest income	(56)	(56)
Interest expense	298	6,623
Change in fair value of warrant liabilities	—	(1,574)
Income tax expense	102	36
Adjusted EBITDA	$(9,711)	$(7,444)

	Three Months Ended
	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013
	(in thousands)
Net loss	$(4,643)	(4,625)	$(4,936)	$(4,276)	$(8,509)	$(3,479)	$(4,913)	$(3,203)
Excluding:
Stock-based compensation expense	749	897	703	890	2,001	626	567	574
Depreciation and amortization expense	649	563	566	441	505	419	310	229
Interest income	(19)	(18)	(19)	(18)	(20)	(18)	(18)	(13)
Interest expense	14	40	245	103	5,155	726	742	225
Change in fair value of warrant liabilities	—	—	—	—	(2,054)	(740)	1,219	414
Income tax expense (benefit)	16	(22)	108	(43)	14	7	14	(6)
Adjusted EBITDA	$(3,234)	$(3,165)	$(3,333)	$(2,903)	$(2,908)	$(2,459)	$(2,079)	$(1,780)
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
Investment in pet acquisition. We have made and plan to continue to make significant investments to grow our member base. Our acquisition cost and the number of new members we enroll depends on a number of factors, including the amount we elect to invest in sales and marketing activities in any particular period in the aggregate and by channel, effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied and in the future may significantly vary from period to period based upon specific marketing initiatives and the actual or expected relationship to LVP. For example, veterinary trade show costs have traditionally increased our average pet acquisition costs in the first quarter of each year and the timing of our Territory Partner conference can also increase our average pet acquisition cost in a given period. We also regularly test new member acquisition channels and marketing initiatives, which may include television advertising, that are more expensive than our traditional marketing channels and generally increase our average acquisition costs. We plan to expand the number of Territory Partners and their associates and continue testing new member acquisition channels and marking initiatives, which is likely to increase our average pet acquisition cost. We continually assess our sales and marketing activities by monitoring the ratio of LVP to PAC.
Mix of enrolled pets. Changes in our mix of enrolled pets and the enrollment options each member chooses impact the monthly adjusted revenue per pet we receive. As existing members choose to change deductibles, add or remove riders to their policies or make other changes to their demographics which we use for pricing, the rate they pay us will change accordingly. Changes in trends related to the demographics of newly enrolled pets such as dog vs cat, breed or location can also have a material impact on the growth of monthly adjusted revenue per pet. Most significantly, the relative mix of our business between the United States and Canada can significantly impact adjusted revenue per pet as prices for our plan in Canada are generally higher in terms of local currency than in the United States, which is consistent with the relative cost of veterinary care in each country. As our revenue has grown faster in the United States compared to Canada, this geographic shift in the mix of business can alter the growth in our monthly adjusted revenue per pet. In addition, as our revenues and operating costs are impacted by foreign exchange fluctuations of the Canadian dollar.
Investments to grow our business. We plan to continue to invest to grow our business. Any investments in the development of new technology and continued improvements to our member experience will increase our operating expenses in the near term.
Timing of initiatives. Over time we plan to implement new initiatives to improve our member experience, make modifications to our medical plan and find other ways to maintain a strong value proposition for our members. These initiatives will sometimes be accompanied by price adjustments, in order to compensate for value delivered. The implementation of such initiatives may not always coincide with the timing of price adjustments resulting in fluctuations in revenue and gross profit in our subscription business segment.

Other business segment. Our other business segment includes our medical plans in Canada which are written by Omega, and we assume all premiums written by Omega and the related claims through an agency agreement and a fronting and administration agreement. These agreements will remain in effect until December 31, 2017 but may be terminated by either party with one year’s prior written notice. If Omega were to terminate our agreement or be unable to write insurance for regulatory or other reasons, we may have to terminate subscriptions with our existing members, or suspend member enrollment and renewals, in Canada until we entered into a relationship with another third party to write our medical plan, which may take a significant amount of time and require significant expense. We may not be able to enter into a new relationship, and any new relationship would likely be on less favorable terms. Any delay in entry into a new relationship or suspension of member enrollment and renewals could have a material adverse effect on our operating results and financial condition.

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
Sales and Marketing
Sales and marketing expenses primarily consist of referral fees paid with respect to newly enrolled pets, print, online and promotional advertising costs, strategic partnership fees and employee compensation and related costs. Sales and marketing expenses are driven primarily by investments to acquire new members. We plan to continue to invest in existing and new member acquisition channels and marketing initiatives to grow our business. Investments in new member acquisition channels and marketing initiatives are generally more expensive than our traditional marketing channels and increase our average pet acquisition cost. We expect sales and marketing expenses to increase in absolute dollars, although it may fluctuate as a percentage of revenue. We generally target a ratio of lifetime value of a pet to average pet acquisition cost of 5 to 1.
Technology and Development
Technology and development expenses primarily consist of personnel costs and related expenses for our operations staff, which includes information technology development and infrastructure support, third-party services and depreciation of hardware and amortization of capitalized software and intangible assets. We expect technology and development expenses to increase in absolute dollars and decrease as a percentage of revenue in the near term as we continue to devote significant resources to enhance our member experience.
General and Administrative
General and administrative expenses consist primarily of personnel costs and related expenses for our finance, actuarial, human resources, regulatory, legal, general management functions, as well as facilities and professional services. We have recently incurred additional expenses as a result of expanding our management team and becoming a public company, and expect to continue to incur additional expenses associated with being a public company. We expect general and administrative expenses to increase in absolute dollars and decrease as a percentage of revenue over time.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscription business	$34,420	$27,112	$96,684	$74,885
Other business	3,445	3,200	10,078	9,157
Total revenue	37,865	30,312	106,762	84,042
Cost of revenue:
Subscription business(1)	28,145	23,051	79,572	61,711
Other business	3,129	2,816	9,231	7,980
Total cost of revenue	31,274	25,867	88,803	69,691
Gross profit:
Subscription business	6,274	4,061	17,112	13,174
Other business	317	384	847	1,177
Total gross profit	6,591	4,445	17,959	14,351
Operating expenses:
Sales and marketing(1)	4,128	2,934	11,312	8,390
Technology and development(1)	3,005	2,532	8,683	7,285
General and administrative(1)	4,067	4,385	11,760	10,463
Total operating expenses	11,200	9,851	31,755	26,138
Operating loss	(4,609)	(5,406)	(13,796)	(11,787)
Interest expense	14	5,155	298	6,623
Other expense (income), net	4	(2,066)	8	(1,545)
Loss before income taxes	(4,627)	(8,495)	(14,102)	(16,865)
Income tax expense	16	14	102	36
Net loss	$(4,643)	$(8,509)	$(14,204)	$(16,901)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cost of revenue	$68	$78	$195	$223
Sales and marketing	102	115	342	408
Technology and development	97	110	311	306
General and administrative	482	1,698	1,501	2,257
Total stock-based compensation expense	$749	$2,001	$2,349	$3,194

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(as a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	83	85	83	83
Gross profit	17	15	17	17
Operating expenses:
Sales and marketing	11	10	11	10
Technology and development	8	8	8	9
General and administrative	11	14	11	12
Total operating expenses	30	32	30	31
Operating loss	(12)	(18)	(13)	(14)
Interest expense	—	17	—	8
Other (income) expense, net	—	(7)	—	(2)
Loss before income taxes	(12)	(28)	(13)	(20)
Income tax expense (benefit)	—	—	—	—
Net loss	(12)%	(28)%	(13)%	(20)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(as a % of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	82	85	82	82
Subscription business gross profit	18%	15%	18%	18%

Comparison of Three and Nine Months Ended September 30, 2015 and 2014
Prior period results have been recast to incorporate the movement of certain pets from the subscription business segment to the other business segment in 2015.
Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$34,420	$27,112	27%	$96,684	$74,885	29%
Other business	3,445	3,200	8	10,078	9,157	10
Total revenue	$37,865	$30,312	25	$106,762	$84,042	27
Percentage of Revenue by Segment:
Subscription business	91%	89%		91%	89%
Other business	9	11		9	11
Total revenue	100%	100%		100%	100%
Subscription Business:
Total pets enrolled (at period end)	276,988	221,479	25	276,988	221,479	25
Subscription pets enrolled (at period end)	258,546	205,194	26	258,546	205,194	26
Monthly adjusted revenue per pet	$45.15	$44.88	1	$44.88	$43.89	2
Average monthly retention	98.66%	98.67%		98.66%	98.67%
Three months ended September 30, 2015 compared to three months ended September 30, 2014. Total revenue increased by $7.6 million to $37.9 million for the three months ended September 30, 2015, or 25%. Revenue from our subscription business segment increased by $7.3 million to $34.4 million for the three months ended September 30, 2015, or 27%. This increase in subscription business revenue was primarily due to a 26% increase in subscription pets enrolled as of September 30, 2015 compared to September 30, 2014 and a 5% increase in monthly adjusted revenue per pet (before conversion of Canadian premiums into U.S. Dollars) during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 as a result of increases in our pricing due to increases in the cost of veterinary care and expansions of our coverage. This was partially offset by a $1.6 million negative impact on our Canadian revenue due to changes in foreign exchange rates when compared to the three months ended September 30, 2014. Revenue from our other business segment increased $0.2 million to $3.4 million for the three months ended September 30, 2015, or 8%, due to an increase in enrolled pets in this segment.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. Total revenue increased by $22.7 million to $106.8 million for the nine months ended September 30, 2015, or 27%. Revenue from our subscription business segment increased by $21.8 million to $96.7 million for the nine months ended September 30, 2015, or 29%. This increase in subscription business revenue primarily was due to a 26% increase in subscription pets enrolled as of September 30, 2015 compared to September 30, 2014 and a 6% increase in monthly adjusted revenue per pet (before conversion of Canadian premiums into U.S. Dollars) during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 as a result of increases in our pricing due to increases in the cost of veterinary care and expansions of our coverage. This was partially offset by a $3.5 million negative impact on our Canadian revenue due to changes in foreign exchange rates when compared to the nine months ended September 30, 2014. Revenue from our other business segment increased $0.9 million to $10.1 million for the nine months ended September 30, 2015, or 10%, due to an increase in enrolled pets in this segment. Included in the increase of other business revenue is $0.4 million related to medical plans under a federal government program which started in March 2014 as well as $0.6 million related to employer-paid policies.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
	(in thousands, except percentages)
Cost of Revenue:
Subscription business:
Claims expenses	$24,455	$20,269	21%	$69,352	$53,750	29%
Other cost of revenue	3,691	2,782	33	10,220	7,961	28
Total cost of revenue	28,146	23,051	22	79,572	61,711	29
Gross profit	6,274	4,061	54	17,112	13,174	30
Other business:
Claims expenses	2,149	1,539	40	6,090	4,069	50
Other cost of revenue	979	1,277	(23)	3,141	3,911	(20)
Total cost of revenue	3,128	2,816	11	9,231	7,980	16
Gross profit	317	384	(17)	847	1,177	(28)
Percentage of Revenue by Segment:
Subscription business:
Claims expenses	71%	75%		72%	72%
Other cost of revenue	11	10		11	11
Total cost of revenue	82	85		82	82
Gross profit	18	15		18	18
Other business:
Claims expenses	62	48		60	44
Other cost of revenue	28	40		31	43
Total cost of revenue	91	88		92	87
Gross profit	9	12		8	13
Three months ended September 30, 2015 compared to three months ended September 30, 2014. Cost of revenue for our subscription business segment was $28.1 million, or 82% of revenue, for the three months ended September 30, 2015, compared to $23.1 million, or 85% of revenue, for the three months ended September 30, 2014. This $5.0 million increase in the subscription cost of revenue is primarily due to an increase in subscription pets enrolled as of September 30, 2015 compared to September 30, 2014. The 3% decrease as a percentage of revenue, is primarily due to the implementation of recent price adjustments that, on average increased members' subscription cost and that were beginning to become applicable on our members' annual anniversary dates. In addition, compensation expense and related costs increased by $0.5 million due to increased headcount in the claims department to service our growth and improve our member experience. Cost of revenue for our other business segment increased $0.3 million to $3.1 million for the three months ended September 30, 2015, due to an increase in enrolled pets in this segment. The added pets were at a lower gross profit than the existing pets in the other business segment, which reduced the gross profit for this segment.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. Cost of revenue for our subscription business segment was $79.6 million, or 82% of revenue, for the nine months ended September 30, 2015, compared to $61.7 million, or 82% of revenue, for the nine months ended September 30, 2014. This $17.9 million increase in the subscription cost of revenue is primarily due to an increase in subscription pets enrolled as of September 30, 2015 compared to September 30, 2014. Compensation expense and related costs increased by $1.1 million due to increased headcount in the claims department to service our growth and improve our member experience. Cost of revenue for our other business segment increased $1.3 million to $9.2 million for the nine months ended September 30, 2015, due to an increase in enrolled pets in this segment. The added pets were at a lower gross profit than the existing pets in the other business segment, which reduced the gross profit for this segment.

Sales and Marketing Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
	(in thousands, except percentages and per pet data)
Sales and marketing	$4,128	$2,934	41%	$11,312	$8,390	35%
Percentage of total revenue	11%	10%		11%	10%

Subscription Business:
Average pet acquisition cost (PAC)	$129	$115	12	$132	$114	16
Three months ended September 30, 2015 compared to three months ended September 30, 2014. Sales and marketing expenses increased $1.2 million to $4.1 million for the three months ended September 30, 2015, or 41%. The increase in sales and marketing expense was primarily due to a $0.6 million increase in expenditures related to new and expanded online sales and marketing initiatives and public relations, and a $0.2 million increase in costs related to our territory partner network and promotional materials. In addition, there was an increase of $0.3 million in compensation related costs due to an increase in headcount.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. Sales and marketing expenses increased $2.9 million to $11.3 million for the nine months ended September 30, 2015, or 35%. The increase in sales and marketing expense was primarily due to an $0.8 million increase in expenditures related to new and expanded online sales and marketing initiatives and public relations, $0.3 million increase in fees directly driven by enrollments. In addition, there was a $0.9 million increase in costs related to our territory partner network and promotional materials and $0.7 million in compensation related costs due to an increase in headcount.
Technology and Development Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
	(in thousands, except percentages)
Technology and development	$3,005	$2,532	19%	$8,683	$7,285	19%
Percentage of total revenue	8%	8%		8%	9%
Three months ended September 30, 2015 compared to three months ended September 30, 2014. Technology and development expenses increased $0.5 million to $3.0 million for the three months ended September 30, 2015, or 19%. The increase was primarily due to a $0.3 million increase in compensation expense and related cost to support and sustain our technology projects as well as a $0.1 million increase in software-related expenses and system hosting costs to support our infrastructure growth. Total expenses, net of capitalization, in technology related to our direct pay claims processing initiative were $1.1 million for the three months ended September 30, 2015 and September 30, 2014.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. Technology and development expenses increased $1.4 million to $8.7 million for the nine months ended September 30, 2015, or 19%. The increase was primarily due to a $1.0 million increase in compensation expense and related cost to support and sustain our technology projects as well as a $0.4 million increase in software-related expenses and system hosting costs to support our infrastructure growth. Total expenses, net of capitalization, in technology related to our direct pay claims processing initiative decreased $0.1 million to $3.3 million for the nine months ended September 30, 2015.
General and Administrative Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
	(in thousands, except percentages)
General and administrative	$4,067	$4,385	(7)%	$11,760	$10,463	12%
Percentage of total revenue	11%	14%		11%	12%

Three months ended September 30, 2015 compared to three months ended September 30, 2014. General and administrative expenses decreased $0.3 million to $4.1 million for the three months ended September 30, 2015, or 7%. The decrease in general and administrative expenses was primarily due to a decrease in stock-based compensation expense driven by the recognition of $1.4 million in stock-based compensation expense that was contingent upon our initial public offering in July 2014. This decrease was partially offset by an increase in salaries and related expenses of $0.7 million due to increases in headcount and $0.1 million in costs related to being a public company.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. General and administrative expenses increased $1.3 million to $11.8 million for the nine months ended September 30, 2015, or 12%. The increase in general and administrative expenses was primarily due to an increase in salaries and related expenses of $0.3 million due to increases in headcount and $0.5 million in costs related to being a public company. In addition, regulatory fees incurred increased $0.2 million.
Other (Income) Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Interest expense	$14	$5,155	$298	$6,623
Other expense (income), net	4	(2,066)	8	(1,545)
Total other (income) expense, net	$18	$3,089	$306	$5,078
Three months ended September 30, 2015 compared to three months ended September 30, 2014. Other expense, net decreased $3.1 million for the three months ended September 30, 2015. For the three months ended September 30, 2014, $5.2 million of interest expense was recognized primarily due to a prepayment fee and the acceleration of expense of unamortized debt discounts associated with the repayment of debt. This expense was partially offset by income from the revaluation of warrants classified as liabilities, which resulted in other income of $2.1 million.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. Other expense, net for the nine months ended September 30, 2015 decreased $4.8 million to $0.3 million. For the nine months ended September 30, 2014, $6.6 million of interest expense was recognized primarily due to a prepayment fee and the acceleration of expense of unamortized debt discounts associated with the repayment of debt. This expense was partially offset by income from the revaluation of warrants classified as liabilities, which resulted in other income of $2.1 million.

Liquidity and Capital Resources
Since inception, we have financed our operations and met capital requirements primarily through the sale of equity securities and from borrowings. Our principal uses of cash are paying claims, funding operations and capital requirements, investing in new member acquisition and enhancements to our member experience.
Sources of Funds
As of September 30, 2015, we had $44.9 million in cash, cash equivalents and short-term investments and $18.4 million available under our line of credit. We believe that our existing cash, cash equivalents, short-term investments and line of credit will be sufficient to fund our operations and statutory capital requirements for at least the next 12 months. From time to time, we may explore additional financing, which could include equity, equity-linked and debt financing. However, there can be no assurance that any additional financing will be available to us on acceptable terms, or at all.
Cash and investments held by our insurance subsidiaries, American Pet Insurance Company (APIC) and Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, are subject to certain capital and dividend rules and regulations as applicable within the jurisdictions in which they are authorized to operate. For more information on this change see "Regulation."

Long-Term Debt
In April 2007, we entered into a loan and security agreement with Square 1 Bank (Square 1), which we amended and restated in August 2012 and most recently amended in December 2014. We refer to this amended and restated loan and security agreement as our Square 1 credit facility. The Square 1 credit facility provides for a revolving line of credit, under which we may take advances up to $20.0 million. The maximum amount for borrowing under the Square 1 credit facility, inclusive of any amounts outstanding under the revolving line of credit and the term loan, is the lesser of $20.0 million or the total amount of cash and securities held by our subsidiary, American Pet Insurance Company (APIC), less up to $3.0 million for obligations we may have outstanding from Square 1 for other ancillary services, including our $1.1 million letter of credit.
Interest on the revolving line of credit accrues at a variable annual rate equal to the greater of 5.0% or 1.5% plus the prime rate. The revolving line of credit matures in July 2017, at which time it will need to be renewed or all amounts outstanding under it, including accrued interest, will become immediately due and payable. During the first quarter of 2015, we repaid our borrowings under this facility and, as of September 30, 2015, we did not have any outstanding amounts under this facility.
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
The Square 1 credit facility also requires us to maintain certain non-financial covenants, including those that restrict our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, permit withdrawals from APIC (with certain exceptions) and conduct operations in certain of our Canadian subsidiaries. As of September 30, 2015, we were in compliance with each of the financial and non-financial covenants.
Any outstanding obligations under the Square 1 credit facility would be secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock.
Regulation
As of September 30, 2015, our insurance entities, APIC and Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, held $23.2 million in investments and $9.4 million in other current assets, including $1.1 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of September 30, 2015, total assets and liabilities held outside of our insurance entities totaled $37.6 million and $8.4 million, respectively, including $10.7 million of cash and cash equivalents that are segregated from other operating funds and held in trust for the payment of claims on behalf of our insurance subsidiaries.
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

Investments
As of September 30, 2015, we had $25.6 million of short-term and long-term investments. These investments are held to satisfy statutory requirements. The majority of our investments are highly rated U.S. treasury securities, certificates of deposit, and U.S. government funds. In addition we have one investment in a municipal bond that is insured by a third-party insurance company with a rating of "A2" with Moody’s. The unused proceeds from our initial public offering currently are held primarily in money market funds.
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(9,768)	$(9,700)
Net cash used in investing activities	(6,618)	(7,229)
Net cash (used in) provided by financing activities	(14,629)	61,004
Effect of exchange rates on cash	(395)	55
Net (decrease) increase in cash and cash equivalents	$(31,410)	$44,130
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
Net cash used in operating activities remained consistent between for the nine months ended September 30, 2015 and 2014 despite a $2.7 million improvement in net loss. This is due to a change in our bonus program allowing for bonuses to be paid quarterly during 2015, an $0.8 million payment of goods and services tax and harmonized sales tax (GST) related to prior years operations, and a decrease of $0.8 million in stock-based compensation for the nine months ended September 30, 2015.
Investing Cash Flows
Net cash from investing activities for each of the periods presented was primarily related to the purchases and maturities of investments, a $1.6 million increase related to cash placed into a trust account for our fronting and reinsurance agreement with Omega, and a $0.3 million equity method investment. Additionally, we made expenditures on software to be used for our direct pay initiative. We expect to continue make investments in technology to improve our customer experience as we expand our operations.
Financing Cash Flows
Historically, we have funded our operations through the issuance of common and preferred stock and the incurrence of indebtedness. For the nine months ended September 30, 2015, net cash used in financing activities primarily consisted of debt repayments of $14.9 million.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. Our contractual cash obligations as of September 30, 2015 are set forth below (in thousands).

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$21,768	$1,399	$3,203	$4,134	$13,032
Strategic marketing and service provider agreements	2,207	1,301	776	101	29
Other(1)	2,122	864	823	435

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2015, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We received an inquiry from the Washington State Office of the Insurance Commissioner (OIC) in December 2012 concerning whether one of our subsidiaries was properly licensed, and whether certain of its employees were properly licensed, under Washington law. A regulatory examination took place during the third and fourth quarters of 2014. On September 22, 2015, the OIC issued its report and requested a response from our subsidiary within 90 days of its date. We are currently in the process of responding to this report. As of September 30, 2015 and December 31, 2014, we had accrued liabilities of $0.4 million and $0.2 million, respectively, for this matter. Adverse outcomes beyond recorded amounts are reasonably possible. At this stage in the matter, however, we are unable to estimate a possible loss or range of possible loss beyond amounts accrued.
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
We have incurred significant net losses since our inception. We had a net loss of $14.2 million for the nine months ended September 30, 2015. Additionally, as of September 30, 2015, our accumulated deficit was $71.4 million. We have funded our operations through equity financings and borrowings under a revolving line of credit and term loans. We may not be able to achieve or maintain profitability in the near future or at all. Our recent growth, including our growth in revenue and membership, may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain profitability. Additionally, our expense levels are based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
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

We have made and plan to continue to make significant investments to grow our member base. Our average pet acquisition cost and the number of new pets we enroll depends on a number of factors, including the effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied and in the future may significantly vary from period to period based upon specific marketing initiatives. For example, veterinary trade show costs have traditionally increased our acquisition costs in the first quarter of each year. We also regularly test new member acquisition channels and marketing initiatives, which often are more expensive than our traditional marketing channels and generally increase our average acquisition costs. We plan to expand the number of Territory Partners we use to reach veterinarians and other referral sources and to engage in other marketing activities, including direct to consumer advertising, which are likely to increase our acquisition costs.
We base our decisions regarding our member acquisition expenditures primarily on the projected lifetime value of the pets that we expect to acquire. Our estimates and assumptions may not accurately reflect our future results, we may overspend on member acquisition and we may not be able to recover our member acquisition costs or generate profits from these investments.
We invest significantly in member acquisition. We spent $11.3 million on sales and marketing to acquire new members for the nine months ended September 30, 2015. We expect to continue to spend significant amounts to acquire additional members. We utilize Territory Partners, who are paid fees based on activity in their regions, to communicate the benefits of our medical plan to veterinarians through in-person visits. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. We also invest in other third-party referrals and direct to consumer member acquisition channels, though we have limited experience with some of them.
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
We have historically experienced high average monthly retention rates. For example, our average monthly retention rate was 98.68% in 2014. If our efforts to satisfy our existing members are not successful, we may not be able to maintain our retention rates. Members we obtain through aggressive promotions or other channels that involve relatively less meaningful contact between us and the member may be more likely to terminate their medical plan subscription. In the past we have experienced reduced retention rates during periods of rapid member growth, as our retention rate generally has been lower during the first year of member enrollment. Members may choose to terminate their medical plan subscription for a variety of reasons, including increased subscription fees, perceived or actual lack of value, delays or other unsatisfactory experiences in claims administration, unsatisfactory member service, an economic downturn, loss of a pet, a more attractive offer from a competitor, changes in our medical plan or other reasons, including reasons that are outside of our control. When a member terminates his or her medical plan subscription, we no longer receive the related revenue and may not be able to recover the member acquisition cost or other expenses, including claims expenses, related to that member. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit medical plan subscription terminations, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.

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
Our analytics platform draws upon our proprietary pet data to price our medical plan subscriptions. The assumptions we make about breeds and other factors in pricing medical plan subscriptions may prove to be inaccurate, and, accordingly, these pricing analytics may not accurately reflect the claims expense that we will ultimately incur. Furthermore, if any of our competitors developed similar or better data systems, adopted similar or better underwriting criteria and pricing models or received our data, our competitive advantage could decline or be lost.
Our actual claims expenses may exceed our current reserve established for claims and may adversely affect our operating results and financial condition.
As of September 30, 2015, our claims reserve was $6.2 million. Our recorded claims reserve is based on our best estimates of claims, both reported and incurred but not reported, after considering known facts and interpretations of circumstances. We consider internal factors, including data from our proprietary data analytics platform, experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, claims management programs and contractual terms. We may also consider external factors, including changes in the law, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of claims that have occurred, including claims incurred but not reported, the establishment of appropriate reserves is an inherently uncertain and complex process that involves significant subjective judgment. Further, we do not transfer or cede our risk as an insurer and, therefore, we maintain more risk than we would if we purchased reinsurance. The ultimate cost of claims may vary materially from recorded reserves, and such variance may result in adjustments to the claims reserve, which could have a material effect on our operating results.
We rely significantly on Territory Partners, veterinarians and other third parties to recommend our medical plan to potential members.
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that our medical plan offers veterinarians and their clients. In turn, we rely on veterinarians to introduce and refer our medical plan to their clients. We also rely significantly on other third parties, such as existing members, online and offline businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups and associations, to help generate leads for our medical plan subscriptions. Veterinary practices represent our largest member acquisition channel, accounting for approximately 76% of our enrollments in the nine months ended September 30, 2015, excluding existing members adding pets and referring their friends and family members. Many factors influence the success of our relationships with these referral sources, including:

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

In order for us to implement our business strategy and grow our revenue, we must effectively maintain and increase the number and quality of our relationships with Territory Partners, veterinarians and other referral sources, and continue to scale and improve our processes, programs and procedures that support them. Those processes, programs and procedures could become increasingly complex and difficult to manage. We expend significant time and resources attracting qualified Territory Partners and providing them with complete and current information about our business. Their relationship with us may be terminated at any time, and, if terminated, we may not recoup the costs associated with educating them about our medical plan or be able to maintain any relationships they may have developed with veterinarians within their territories. Further, if we experience an increase in the rate at which Territory Partner relationships are terminated, we may not develop or maintain relationships with veterinarians as quickly as we have in the past. If the financial cost to maintain our relationships with Territory Partners outweighs the benefits provided by Territory Partners, or if they feel unsupported or undervalued by us and terminate their relationship with us, our growth and financial performance could be adversely affected.
The success of our relationships with veterinary practices depends on the overall value our medical plan can provide to veterinarians. If the scope of our medical plan coverage is perceived to be inadequate or our claims settlement process is unsatisfactory to the veterinarian’s clients because, for example, our coverage is insufficient, member requests for reimbursement are denied or we fail to timely settle and pay veterinary invoices, veterinarians may be unwilling to recommend our medical plan to their clients and they may encourage their existing clients who have subscribed to our medical plan to stop subscribing to our medical plan or to purchase a competing product. If veterinarians determine our medical plan is unreliable, cumbersome or otherwise does not provide sufficient value, they may terminate their relationship with us or begin recommending a competing product, which could negatively impact our ability to increase our member base and grow our business.
If we fail to establish or are unable to maintain successful relationships with Territory Partners, veterinarians and other referral sources, or experience an increase in the rate at which any of these relationships are terminated, it could negatively impact our ability to increase and retain our member base and our financial results. If we are unable to maintain our existing member acquisition channels and/or continue to add new member acquisition channels, if the cost of our existing sources increases or does not scale as we anticipate, or if we are unable to continue to use any existing channels or programs in any jurisdiction, including our trial certificate program, our member levels and sales and marketing expenses may be adversely affected.
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
Our ability to grow our business and to generate revenue depends significantly on attracting new members. For the nine months ended September 30, 2015, we generated 91% of our revenue from medical plan subscriptions. In order to continue to increase our membership, we must continue to offer a medical plan that provides superior value to our members. Our ability to continue to grow our membership will also depend in part on the effectiveness of our sales and marketing programs. Our member base may not continue to grow or may decline as a result of increased competition or the maturation of our business.
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

•	generate new and maintain existing relationships and programs in our other business segment;

•	recruit, integrate and retain skilled, qualified and experienced sales department professionals who can demonstrate our value proposition to new and existing members;

•	react to changes in technology and challenges in the industry, including from existing and new competitors;

•	increase awareness of and positive associations with our brand; and

•	successfully respond to any regulatory matters and defend any litigation.
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
We offer our medical plan in Canada, which exposes us to the risk of changes in the Canadian currency exchange rates. For the nine months ended September 30, 2015, approximately 22% of our total revenue was generated in Canada. Fluctuations in the relative strength of the Canadian economy and the Canadian dollar has in the past and could in the future adversely affect our revenue and operating results.
Our success depends on our ability to adjust reimbursement requests quickly and accurately.
We must accurately evaluate and quickly pay member requests for reimbursements made under our medical plan in a manner that gives our members high satisfaction. Many factors can affect our ability to pay member reimbursements accurately, quickly and in a manner that gives our members high satisfaction, including the training, experience and skill of our personnel, our ability to reduce the number of reimbursement requests made for non-covered conditions, our ability to recognize and respond to fraudulent or inflated reimbursement requests, the department’s culture and the effectiveness of its management, and our ability to develop or select and implement appropriate procedures, technologies and systems to support our member reimbursement functions. Our failure to pay reimbursement requests fairly, accurately and in a timely manner, or to deploy resources appropriately, could result in unanticipated costs to us, lead to material litigation, undermine customer goodwill and our reputation, and impair our brand image and, as a result, materially and adversely affect our competitiveness, financial results, prospects and liquidity.
We are and will continue to be faced with many competitive challenges, any of which could adversely affect our prospects, operating results and financial condition.
The market for medical insurance for pets is highly competitive. We compete with pet owners that self-finance unexpected veterinary invoices with savings or credit, as well as traditional pet insurance providers and relatively new entrants into our market. The vast majority of pet owners in the United States and Canada do not currently have medical coverage for their pets. We are focused primarily on expanding the overall size of the market, and we view our primary competitive challenge as educating pet owners on why our medical plan is a better alternative to self-financing.
Additionally, there are traditional insurance companies that provide pet insurance products, either as a stand-alone product or along with a broad range of other insurance products. The largest of these traditional pet insurance providers is Nationwide Pet (formerly Veterinary Pet Insurance Company), a division of Nationwide Insurance. In addition, new entrants backed by large insurance companies have attempted to enter the pet insurance market in the past and may do so again in the future. Further, traditional pet insurance providers may consolidate, resulting in the emergence of new providers that are vertically integrated or able to create other operational efficiencies, which could lead to increased competition.
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
Our growth depends in large part upon growth in our member base. We seek to convert consumers who visit our website and call our contact center into members. The rate at which consumers visiting our website and contact center seeking to enroll in our medical plan are converted into members is a significant factor in the growth of our member base. A number of factors have influenced, and could in the future influence, the conversion rates for any given period, some of which are outside of our control. These factors include:

•	the competitiveness of the medical plan we offer, including its perceived value, coverage, simplicity and fairness;

•	changes in consumer shopping behaviors due to circumstances outside of our control, such as economic conditions and consumers’ ability or willingness to pay for a pet medical plan;

•	the quality of and changes to the consumer experience, including on our website or with our contact center or claims department;

•
regulatory requirements, including those that make the experience on our website cumbersome or difficult to navigate or that hinder our call center or claims department’s ability to speak with potential members quickly and in a way that is conducive to converting leads, enrolling new pets, and/or resolving member concerns;

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
Our business depends on our ability to maintain and scale the infrastructure necessary to operate our technology platform, which includes our analytics and pricing engine, claims management systems, customer relationship management system, contact center phone system and website. We use these technology frameworks to price our medical plan subscriptions, enroll members, engage with current members and administer member reimbursements under our medical plan. Additionally, our members review and purchase subscriptions to our medical plan and submit reimbursement requests through our website and contact center. Our reputation and ability to acquire, retain and serve our members depends on the reliable performance of our technology platform and the underlying network systems and infrastructure, and on providing best-in-class member service, including through our contact center and website. As our member base continues to grow, the amount of information collected and stored on the systems and infrastructure supporting our technology platform will continue to grow, and we will need an increasing amount of network capacity, computing power and information technology personnel to develop and maintain our technology platform and service our departments involved in member interaction.
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
We manage all aspects of our business, including writing our medical plan, implementing our own national independent referral network of Territory Partners, pricing our medical plan subscriptions with our in-house actuarial team, administering claims made with respect to our medical plan, operating our own contact center and owning our own brand. While we believe this vertically integrated approach reduces frictional costs and enhances member experiences, third-party providers may, now or in the future, be able to replicate this model, partially or entirely, on a more efficient and effective basis. If our in-house services are or become less efficient or less effective than the same services provided by a third party, we may not realize the related cost savings and may be unable to provide a superior membership experience, which may have an adverse effect on our operating results.
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
Our culture is fundamental to our success and defines who we are and how we operate our business. We were founded on a deep appreciation of the special relationship between pet owners, their beloved pets and their trusted veterinarians. We have invested substantial time, energy and resources in developing a culture that fosters teamwork, innovation, creativity and a focus on providing value for our members as well as for Territory Partners and veterinarians. As we develop our infrastructure while we grow, we may find it difficult to maintain these valuable aspects of our corporate culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain personnel, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.

We depend on relationships with strategic partners, and our inability to maintain our existing and secure new relationships with strategic partners could harm our revenue and operating results.
A portion of our enrollment leads are attributable to strategic partners. These partnerships involve various risks including the following:

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
Our business and financial condition is subject to risks related to our writing of policies pursuant to contractual relationships with unaffiliated third parties.
Our other business segment generally includes businesses revenues and expenses involving contractual relationships with unaffiliated third parties. We have relatively limited experience in writing policies for unaffiliated third parties. This business is not expected to grow at the same rate as our core business and may decline. Changes to this business may be volatile due to the nature of the relationships. Further, this business historically has had, and we expect it to continue to have, lower margins than our core business. As a result of this line of business, we are subject to additional regulatory requirements and scrutiny, which increase our costs, risks and may have an adverse effect on our operations. Further, administration of this business and any similar business in the future may divert our time and attention away from our core business, which could adversely affect our operating results in the aggregate.
For example, we have written pet insurance policies for an unaffiliated general agent since 2012. These policies provide different coverage and are subject to materially different terms and conditions than the Trupanion medical plan. Further, the unaffiliated general agent administers these policies and markets them to consumers. For the nine months ended September 30, 2015, premiums from these policies accounted for 6.9% of our total revenue. This relationship can be terminated by either party and, if terminated, would result in a reduction in our revenue to the extent we cannot enter into another relationship and generate equivalent revenues with a different general agent. In addition, the general agent controls a trust account it maintains on our behalf. If the general agent makes operating decisions that adversely affect its business or brand, our business or brand could also be adversely affected.
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
In the course of operating our business, we may store and/or transmit our members’ confidential information, including credit card and bank account numbers, pet medical records and other private information. Security breaches could expose us to a risk of loss of this information, litigation and possible liability. Our payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud.
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
Any legal liability, regulatory penalties or negative publicity we encounter, including based on the information on our website or that we otherwise distribute or provide, directly or through Territory Partners or other referral sources, could harm our business, operating results and financial condition.
Any legal disputes or regulatory penalties involving us may be publicly announced, which could materially harm our reputation and adversely affect our business. We also provide information on our website, through our contact center and in other ways regarding pet health, the pet insurance industry in general and our medical plan, including information relating to subscription fees, coverage, benefits, exclusions, limitations, availability and medical plan comparisons. A significant amount of both automated and manual effort is required to maintain the medical plan information on our website. Separately, from time to time, we use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers. For example, we produce a significant amount of marketing materials regarding our medical plan. If the information we provide on our website, through our contact centers or otherwise is not accurate or is construed as misleading, or if we improperly assist individuals in purchasing subscriptions to our medical plan, our members, competitors or others could attempt to hold us liable for damages, our relationships with veterinarians and other referral sources could be terminated and regulators could attempt to subject us to penalties, revoke our licenses to transact business in one or more jurisdictions or compromise the status of our licenses to transact our business in other jurisdictions, which could result in our loss of revenue. In the ordinary course of operating our business, we may receive complaints that the information we provided was not accurate or was misleading. These types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources and could cause a loss of confidence in our business. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.

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
We rely on a combination of intellectual property rights, including trade secrets, copyrights, trademarks and domain names, as well as contractual restrictions, to establish and protect our intellectual property. As of September 30, 2015, we had one published patent and one pending patent application in the United States, one pending patent application in Canada, one pending patent application in Brazil, one pending patent application in Japan, one international patent published under the Patent Cooperation Treaty, and one issued patent in Europe. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, pricing analytics, technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. If we continue to expand internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States, which may be expensive and divert management’s attention away from other operations.
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
As of September 30, 2015, we had six registered trademarks in the United States, including “Trupanion,” two additional trademark applications, and three applications pending. We had one registered trademark in Canada, and two additional trademark applications. Many of our unregistered trademarks, however, contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Trademark protection may also not be available, or sought by us, in every country in which our medical plan may become available. Competitors may adopt names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing members. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks.

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
From time to time, we have been, and in the future may become, subject to litigation, claims and regulatory proceedings and inquiries, including market conduct examinations and other investigations by state insurance regulatory agencies. For example, we are currently addressing examination findings from the Washington State Office of Insurance Commissioner.
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
Our business may be affected by changes in the economic environment. Pet medical plans are a discretionary purchase, and members may reduce or eliminate their discretionary spending during an economic downturn, resulting in an increase in medical plan subscription terminations and a reduction in the number of new member enrollments. We may experience a material increase in medical plan subscription terminations or a material reduction in our member retention rate in the future, especially in the event of a prolonged recessionary period or a downturn in economic conditions. Conversely, consumers may have more income to pay veterinary costs out-of-pocket and less desire to purchase a pet medical plan during a period of economic growth. In addition, media prices may increase during a period of economic growth, which could increase our sales and marketing expenses. As a result, our business, operating results and financial condition may be significantly affected by changes in the economic environment.
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
As of September 30, 2015, we had no outstanding indebtedness. We may incur indebtedness in the future, including any additional borrowings available under our revolving line of credit. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
We currently pay income tax, premium tax, transaction tax and other taxes in certain jurisdictions in which we do business. A successful assertion by one or more jurisdictions that we should be paying income, premium, transaction or other taxes on our income or in connection with enrollment in our medical plan or intercompany services, or the enactment of new laws requiring the payment of income, premium, transfer or other taxes in connection with our business operations, including enrollment in our medical plan or intercompany services, could result in substantial tax liabilities. Our voluntary disclosure of tax obligations and any future assertions by any jurisdiction that we should be paying taxes may create increased administrative burdens or costs, require payment of substantial fines and penalties, discourage consumers from enrolling in our medical plan, reduce our operational efficiencies, decrease our ability to compete or otherwise substantially harm our business and operating results.
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
As of December 31, 2014, we had U.S. federal net operating loss carryforwards of approximately $46.0 million that will begin to expire in 2027. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and we may experience an ownership change in the future, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to limitations.
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
Insurance regulators generally require that each individual who transacts pet insurance business on our behalf must maintain a valid license in one or more jurisdictions. If regulators determined that any of our personnel or referral sources were selling subscriptions to our medical plan on our behalf and needed to be licensed in a particular jurisdiction, and if such persons were not in fact licensed in any such jurisdiction, we could become subject to conviction for an offense or the imposition of an administrative penalty and liable for significant penalties and would likely be required to modify our business practices and sales and marketing programs, or license the affected individuals, which may be impractical or costly and time-consuming to implement. Any modification of our business or marketing practices in response to regulatory licensing requirements could harm our business, operating results or financial condition.
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
As of September 30, 2015, our directors, five percent or greater stockholders and their respective affiliates beneficially held in the aggregate approximately 70% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders.
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
c) Issuer Purchases of Equity Securities
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 4th day of November 2015.

TRUPANION, INC.

Date: November 04, 2015	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: November 04, 2015	/s/ Michael Banks
Michael Banks Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Filed/Furnished
Number	Exhibit Description	Herewith

10.1	Office Lease Agreement between Trupanion Inc. and Benaroya Capital Company, LLC, dated August 10, 2014.	X

10.2	Eighth Amendment to Amended and Restated Loan and Security Agreement entered into as of September 4, 2015 between Square One Bank and Trupanion, Inc.	X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*
This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.