Form 10-K
period 2015-12-31
TRUPANION INC.
filed 2016-02-17
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-36537
TRUPANION, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-0480694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
907 NW Ballard Way
Seattle, Washington 98107
(855) 268 - 9606
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.00001 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $144,293,788 using the closing price on that day of $8.24.
As of February 10, 2016, there were approximately 28,398,480 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2016 Annual Meeting of Stockholders (Proxy Statement). The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

TRUPANION, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2015

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I. Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Our Company and Approach
We provide a medical insurance plan for cats and dogs throughout the United States, Canada and Puerto Rico. Our data-driven, vertically-integrated approach enables us to provide pet owners with what we believe is the highest value medical plan for their pets, priced specifically for each pet’s unique characteristics. Our growing and loyal member base provides us with highly predictable and recurring revenue. We operate our business similar to other subscription-based businesses, with a focus on maximizing the lifetime value of each pet while sustaining a favorable ratio of lifetime value relative to acquisition cost.
Our target market is large and underpenetrated. We have pioneered a unique solution that sits at the center of the pet medical ecosystem, meeting the needs of pets, pet owners and veterinarians, and we believe we are uniquely positioned to continue to drive market penetration. Our aggregate enrolled pets, including pets in our other business segment, was 291,818 as of December 31, 2015. Additionally, the total number of pets enrolled in our subscription medical plan has increased every quarter for the last eleven years. More recently, the total pets enrolled in our subscription medical plan grew from 31,207 pets on January 1, 2010 to 272,636 pets on December 31, 2015, which represents a compound annual growth rate of 54%.
Total Subscription Pets Enrolled
(in thousands)

Pet owners are often surprised by the cost of veterinary care and can be financially unprepared if their beloved pets become injured or ill. The costs of medical treatments for pets have become more onerous over time due to the availability and usage of increasingly advanced veterinary care. Consequently, pet owners without medical coverage may be forced to accept sub-standard care for their pets due to financial constraints.
To address these challenges, we offer a simple, fair and comprehensive medical plan that pays 90% of actual veterinary costs for accident and illness claims, has no payout limitations, has few exclusions and can be used to cover the costs incurred at any veterinary practice, emergency care center or specialty hospital in the United States, Canada and Puerto Rico. This approach aligns the interests of pet owners and veterinarians, which allows them to focus on providing the best care for pets rather than minimizing the cost of treatment. Some of our key differentiators include:

•
Superior Value Proposition. Our vertically integrated infrastructure eliminates significant frictional costs that constrain most of our competitors, which allows us to provide superior value to our members.

•
Proprietary Database and Technology Platform. Our custom-built technology platform and proprietary database contain 16 years of pet health records and give us unique insights into how to both manage our business and accurately price subscriptions to our medical plan.

•
Strong Relationship with Veterinary Community. We have invested significant time and energy communicating our value proposition to thousands of veterinarians. We engage a national referral network of independent contractors, who are paid fees based on activity in their regions; we refer to these contractors and their associates, collectively, as our Territory Partners. Our Territory Partners communicate the benefits of our medical plan to veterinarians through in-person visits.

•
Trupanion ExpressTM. Our software solution Trupanion ExpressTM increases our ability to pay veterinarian invoices directly, often in less than five minutes. Trupanion ExpressTM integrates with veterinarians’ practice management software, giving us access to more data, reducing our claims handling expense and giving us the ability to deliver a significantly better experience to our members compared to the traditional reimbursement model.

We believe that these differentiators serve as competitive advantages, making our business model difficult to replicate.
We generate revenue primarily from subscription fees for our medical plan. Our medical plan automatically renews on a monthly basis, and members pay the subscription fee at the beginning of each subscription period. Since 2010, at least 88% of our subscription business revenue every quarter has come from existing members who had active subscriptions at the beginning of the quarter. Due to our focus on providing a superior value proposition and member experience, our members are very loyal, as evidenced by our 98.6% average monthly retention rate in 2015. For more information regarding average monthly retention, including an explanation of how we calculate this metric, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Metrics.”
We enrolled our first pet in Canada in 2000 and our first pet in the United States in 2008. Our revenue for the year ended December 31, 2015 was $147.0 million, representing a compound annual growth rate of 50% from our revenue of $19.1 million for the year ended December 31, 2010. We have made and expect to continue to make substantial investments in member acquisition and in expanding our operations to support our expected growth. For the year ended December 31, 2015, we had a net loss of $17.2 million and our accumulated deficit was $74.4 million at December 31, 2015.
Our Solution

Benefits to Pet Owners
Predictability of costs and peace of mind. Our members can be confident that their pets will be covered in the event of an injury or illness. We pay 90% of the veterinary costs actually charged by the member’s chosen veterinarian for all covered claims, less a member’s chosen deductible, if any. Our members may obtain treatment from any licensed veterinarian that they select within the United States, Canada or Puerto Rico. Our coverage has no payout limits, is not subject to a lifetime maximum payout, and is not limited by the amount that a veterinarian charges or the treatment that a veterinarian recommends. Our coverage is designed to be comprehensive and provide members with the highest value, not simply the lowest price. Generally, the only costs not covered by our plan are those relating to conditions existing prior to the pet’s enrollment, routine or preventative care, including examination fees and taxes.
Exceptional member experience. We are highly focused on providing an exceptional member experience. We offer a simple and easy to understand medical plan. We have designed our claims process to be fair, efficient and transparent. We strive to pay vet invoices directly, often in under five minutes.
Benefits to Veterinarians
Freedom to be the most effective advocate for pets. Our medical plan does not limit how much can be paid for an injury or illness. This provides veterinarians with the freedom to practice veterinary medicine at the highest level and be the most effective advocate for the health of the pets.
More loyal client base. Our members visit veterinarians more frequently, which can generate significantly more annual revenue for veterinarians. Furthermore, pet owners with medical coverage typically spend significantly more on their seriously injured or ill pet. The result is a client base that is more engaged, spends more money on care and has healthier cats and dogs.
Our Strategy
Our strategy is focused on attracting and retaining members by providing a best-in-class value and member experience. We are focused on building a successful long-term business by pursuing the following growth strategies:
Increase the number of referring veterinary practices. We intend to increase the number of veterinary practices that are actively introducing our medical plan to their clients through our Territory Partners and by increasing direct marketing to veterinarians.

Increase the number of referrals from active veterinary practices. We intend to continue increasing the number and quality of interactions that we have with veterinarians to accelerate the rate at which active veterinary practices refer us leads.
Increase the number of third-party referrals from members. We are focused on using innovative technologies to further enhance our member experience, which we believe will foster member referrals. For example, Trupanion ExpressTM is designed to facilitate the direct payment of invoices to veterinary practices. If widely adopted, Trupanion ExpressTM would transform the claims process and could increase referrals from pet owners and veterinarians acting as ambassadors for our brand.
Improve online lead generation and conversion. We are investing in our online marketing capabilities, and intend to continue to do so in order to fully capture the online opportunity. Our online marketing initiatives have played an integral role in converting leads to enrolled pets and also generate new leads.
Explore other member acquisition channels. We regularly evaluate new member acquisition channels. We intend to aggressively pursue those channels that we believe could, over time, generate an attractive ratio of lifetime value relative to acquisition cost.
Expand internationally. While we are currently focused on capturing the large opportunity in the U.S. and Canadian markets, we may choose to explore international expansion in the future.
Pursue other revenue opportunities. We may opportunistically engage in other revenue opportunities. For example, American Pet Insurance Company, which we acquired in 2007, has written policies for an unaffiliated general agent since the end of 2012. As the industry grows and other providers consider entering the pet insurance market, we are well positioned to partner with them.
Sales and Marketing
Marketing to Veterinarians
Veterinary practices represent our largest referral source. Forming long-term relationships with veterinarians is critical to our continued success, as we believe veterinary recommendations are highly persuasive to our existing and prospective members and key to increasing overall acceptance of our medical plan. To reach veterinarians effectively, we utilize a national independent referral network of Territory Partners. Territory Partners serve as a critical resource for us, as the market for veterinary services is highly fragmented and includes many sole-owner veterinary practices and small veterinary practices that are difficult to reach. Our Territory Partners are independent contractors who market our medical plan and are paid fees based on activity in their regions. We believe this compensation structure aligns our interests and provides a platform that we can leverage over time.
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

•	Referrals from existing members. For the year ended December 31, 2015, 22% of our new pet enrollments were generated from existing members adding a pet and referring their friends and family.
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

Trupanion ExpressTM. Our software solution for veterinarians facilitates our ability to pay their invoices directly to the veterinarian at the time of service, often in less than five minutes. Trupanion ExpressTM integrates with veterinarians’ practice management software, giving us access to more data, reducing our claims handling expense and giving us the ability to deliver a significantly better experience to our members compared to the traditional reimbursement model.
Trupanion.com. Our website provides a simple interface between Trupanion, consumer and business audiences, which removes the need for complex steps during the enrollment process. Built using digital asset management and customer relationship management system technologies, the site provides a custom-built user experience for each user based on who the user is and how the user arrived at the site.
Competition
We compete with consumers that self-fund veterinary costs with cash or credit, as well as traditional "pet insurance" providers and new entrants to our market. The vast majority of pet owners in the United States and Canada do not currently have medical coverage for their pets. We are primarily focused on expanding the overall size of the market by improving the value proposition for consumers. We view our primary competitive challenge as educating pet owners on why our medical plan is a better alternative to self-funding.
Additionally, there are traditional insurance companies that provide pet insurance products, either as a stand-alone product or along with a broad range of other insurance products. The largest of these traditional providers is Nationwide (formerly Veterinary Pet Insurance Company), a division of Nationwide Insurance. In addition, new entrants backed by large insurance companies with substantial financial resources have attempted to enter the market in the past and may do so again in the future. Further, traditional providers may consolidate, resulting in the emergence of new providers that are vertically integrated or able to create other operational efficiencies, which could lead to increased competition. We believe that we have competitive strengths that position us favorably related to existing and potential competitors, including a superior value proposition for pet owners due in part to our vertically integrated structure that reduces frictional costs, a unique member acquisition strategy using territory partners that has taken 16 years to develop, a proprietary database containing 16 years of historical data that provides actionable data insights, powerful technology infrastructure and an experienced management team.
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
In addition to these contractual arrangements, we also rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks and domain names, as well as contractual protections, to establish and protect our intellectual property. As of December 31, 2015, we had three pending patent applications in the United States, one pending patent application in Canada, one pending patent application in Brazil, one pending patent application in Japan, one pending patent application in China, one pending international patent filed under the Patent Cooperation Treaty, one pending patent application and one issued patent in Europe. We also had five registered trademarks in the United States, including “Trupanion,” and five additional trademark applications. We had one registered trademark in Canada, and have and two additional trademark applications. Many of our unregistered trademarks, however, contain words or terms having a common usage and, as a result, may not be protectable under applicable law. We also currently hold the “Trupanion.com” Internet domain name and numerous other related domain names.
Employees
As of December 31, 2015, we had 439 employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
In Canada, our plan is written by an unaffiliated Canadian-licensed insurer, Omega General Insurance Company (Omega). Under the terms of our agreements with Omega, our subsidiary Trupanion Brokers Ontario acts as a general agent through a fronting and reinsurance agreement with Omega pursuant to which Trupanion retains any financial risk associated with our Canadian business. Effective January 1, 2015, this agreement was restructured to include our segregated cell business, Wyndham Segregated Account AX (WICL), located in Bermuda. These restructured agreements may be terminated by either party with one year’s written notice until they terminate pursuant to their terms on December 31, 2017, at which time they will automatically renew for successive one-year periods and remain terminable by either party with one year’s written notice. Omega’s Canadian insurance operations are supervised and regulated by the Canadian federal, provincial and territorial governments. Omega is a fully licensed insurer in all of the Canadian provinces and territories in which we do business.
Though we are not directly regulated by the Bermuda Monetary Authority (BMA), WICL’s regulation and compliance impacts us as it could have an adverse impact on the ability of Segregated Account AX to pay dividends. WICL is regulated by the BMA under the Insurance Act of 1978 (Insurance Act) and the Segregated Accounts Company Act of 2000. The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, and auditing and reporting requirements, and grants BMA the powers to supervise and, in certain circumstances, to investigate and intervene in the affairs of insurance companies. Under the Insurance Act, WICL as a class 3 insurer is required to maintain available statutory capital and surplus at a level equal to or in excess of a prescribed minimum established by reference to net written premiums and loss reserves.
Under the Bermuda Companies Act of 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. The Segregated Accounts Company Act of 2000 further requires that dividends out of a segregated account can only be paid to the extent that the cell remains solvent and the value of its assets remain greater than the aggregate of its liabilities and its issued share capital and share premium accounts.

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

Financial Regulation of Insurers
Risk-Based Capital Requirements
The NAIC has adopted risk-based capital requirements for life, health and property and casualty insurance companies. Refer to “Item 1A. Risk Factors” for details of these requirements.
NAIC Insurance Regulatory Information Systems Ratios
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or IRIS, to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies requiring special attention or action. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. For IRIS ratio purposes, APIC submits data annually to state insurance regulators who then analyze our data using prescribed financial data ratios. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. As of December 31, 2015, APIC had three such ratios outside the usual range, relating to net premiums written to surplus, change in net premiums written and investment yield.
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
Information About Segments and Geographic Revenue
Information about segments and geographic revenue is set forth in Note 13 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K. In addition, financial information regarding our operations, assets and liabilities, including our total net revenue and net loss for the years ended December 31, 2015, 2014 and 2013 and our total assets as of December 31, 2015 and 2014, is included in our Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Corporate Information
We were founded in Canada in 2000 as Vetinsurance Ltd. In 2006, we effected a business reorganization whereby Vetinsurance Ltd. became a consolidated subsidiary of Vetinsurance International, Inc., a Delaware corporation. In 2007, we began doing business as Trupanion. In 2013, we formally changed our name from Vetinsurance International, Inc. to Trupanion, Inc. Our principal executive offices are located at 907 NW Ballard Way, Seattle, Washington 98107, and our telephone number is (855) 268-9606. Our website address is www.trupanion.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this prospectus, and you should not consider information on our website to be part of this Annual Report on Form 10-K.
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
We have incurred significant net losses since our inception. We had a net loss of $17.2 million for the year ended December 31, 2015. Additionally, as of December 31, 2015, our accumulated deficit was $74.4 million. We have funded our operations through equity financings and borrowings under a revolving line of credit and term loans. We may not be able to achieve or maintain profitability in the near future or at all. Our recent growth, including our growth in revenue and membership, may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain profitability. Additionally, our expense levels are based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
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
We invest significantly in member acquisition. We spent $15.2 million on sales and marketing to acquire new members for the year ended December 31, 2015. We expect to continue to spend significant amounts to acquire additional members. We utilize Territory Partners, who are paid fees based on activity in their regions, to communicate the benefits of our medical plan to veterinarians through in-person visits. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. We also invest in other third-party referrals and direct to consumer member acquisition channels, though we have limited experience with some of them.
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
We have historically experienced high average monthly retention rates. For example, our average monthly retention rate was 98.6% in 2015. If our efforts to satisfy our existing members are not successful, we may not be able to maintain our retention rates. Members we obtain through aggressive promotions or other channels that involve relatively less meaningful contact between us and the member may be more likely to terminate their medical plan subscription. In the past we have experienced reduced retention rates during periods of rapid member growth, as our retention rate generally has been lower during the first year of member enrollment. Members may choose to terminate their medical plan subscription for a variety of reasons, including increased subscription fees, perceived or actual lack of value, delays or other unsatisfactory experiences in claims administration, unsatisfactory member service, an economic downturn, loss of a pet, a more attractive offer from a competitor, changes in our medical plan or other reasons, including reasons that are outside of our control. When a member terminates his or her medical plan subscription, we no longer receive the related revenue and may not be able to recover the member acquisition cost or other expenses, including claims expenses, related to that member. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit medical plan subscription terminations, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.
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
As of December 31, 2015, our claims reserve was $6.3 million. Our recorded claims reserve is based on our best estimates of claims, both reported and incurred but not reported, after considering known facts and interpretations of circumstances. We consider internal factors, including data from our proprietary data analytics platform, experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, claims management programs and contractual terms. We may also consider external factors, including changes in the law, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of claims that have occurred, including claims incurred but not reported, the establishment of appropriate reserves is an inherently uncertain and complex process that involves significant subjective judgment. Further, we do not transfer or cede our risk as an insurer and, therefore, we maintain more risk than we would if we purchased reinsurance. The ultimate cost of claims may vary materially from recorded reserves, and such variance may result in adjustments to the claims reserve, which could have a material effect on our operating results.
We rely significantly on Territory Partners, veterinarians and other third parties to recommend our medical plan to potential members.
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that our medical plan offers veterinarians and their clients. In turn, we rely on veterinarians to introduce and refer our medical plan to their clients. We also rely significantly on other third parties, such as existing members, online and offline businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups and associations, to help generate leads for our medical plan subscriptions. Veterinary practices represent our largest member acquisition channel, accounting for approximately 75% of our enrollments in the year ended December 31, 2015, excluding existing members adding pets and referring their friends and family members. Many factors influence the success of our relationships with these referral sources, including:

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
Territory Partners are independent contractors and, accordingly, we are not in a position to provide the same direction, motivation and oversight over Territory Partners as we otherwise could if Territory Partners were our own employees. Territory Partners may decide not to participate in our marketing initiatives or training opportunities, accept our introduction of new solutions or comply with our policies and procedures applicable to the Territory Partners, any of which may adversely affect our ability to develop relationships with veterinarians and grow our membership. Our sole recourse against Territory Partners who fail to perform is to terminate their contract, which could also trigger contractually obligated termination payments or result in disputes, including threatened or actual legal or regulatory proceedings. In addition, termination of these contracts may trigger termination penalties that obligate us to pay significantly more than the amounts that otherwise would have been paid to the terminated Territory Partner.
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
Our ability to grow our business and to generate revenue depends significantly on attracting new members. For the year ended December 31, 2015, we generated 91% of our revenue from medical plan subscriptions. In order to continue to increase our membership, we must continue to offer a medical plan that provides superior value to our members. Our ability to continue to grow our membership will also depend in part on the effectiveness of our sales and marketing programs. Our member base may not continue to grow or may decline as a result of increased competition or the maturation of our business.
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
Our subsidiary, American Pet Insurance Company, is subject to risk-based capital regulations that require us to maintain certain levels of surplus to support our overall business operations in consideration of our size and risk profile. We have in the past and may in the future fail to maintain the amount of risk-based capital required to avoid additional regulatory oversight, which was $24.5 million as of December 31, 2015. To comply with these regulations and our related contractual obligations, we may be required to maintain capital that we would otherwise invest in our growth and operations, which may require us to modify our operating plan or marketing initiatives, delay the implementation of new solutions or development of new technologies, decrease the rate at which we hire additional personnel and enter into relationships with Territory Partners, incur indebtedness or pursue equity or debt financings or otherwise modify our business operations, any of which could have a material adverse effect on our operating results and financial condition.
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
We offer our medical plan in Canada, which exposes us to the risk of changes in the Canadian currency exchange rates. As of December 31, 2015, approximately 21% of our total revenue was generated in Canada. Fluctuations in the relative strength of the Canadian economy and the Canadian dollar has in the past and could in the future adversely affect our revenue and operating results.
Our success depends on our ability to adjust member claims quickly and accurately.
We must accurately evaluate and quickly pay member claims in a manner that gives them a high satisfaction level. Many factors can affect our ability to pay member claims accurately, quickly and in a manner that gives our members high satisfaction, including the training, experience and skill of our personnel, our ability to reduce the number of claims requests made for non-covered conditions, our ability to recognize and respond to fraudulent or inflated claims requests, the department’s culture and the effectiveness of its management, and our ability to develop or select and implement appropriate procedures, technologies and systems to support our member claims functions. Our failure to pay claims requests fairly, accurately and in a timely manner, or to deploy resources appropriately, could result in unanticipated costs to us, lead to material litigation, undermine member goodwill and our reputation, and impair our brand image and, as a result, materially and adversely affect our competitiveness, financial results, prospects and liquidity.

We are and will continue to be faced with many competitive challenges, any of which could adversely affect our prospects, operating results and financial condition.
We compete with pet owners that self-finance unexpected veterinary invoices with savings or credit, as well as traditional "pet insurance" providers and relatively new entrants into our market. The vast majority of pet owners in the United States and Canada do not currently have medical coverage for their pets. We are focused primarily on expanding the overall size of the market, and we view our primary competitive challenge as educating pet owners on why our medical plan is a better alternative to self-financing.
Additionally, there are traditional insurance companies that provide pet insurance products, either as a stand-alone product or along with a broad range of other insurance products. The largest of these traditional "pet insurance" providers is Nationwide Pet (formerly Veterinary Pet Insurance Company), a division of Nationwide Insurance. In addition, new entrants backed by large insurance companies have attempted to enter the pet insurance market in the past and may do so again in the future. Further, traditional "pet insurance" providers may consolidate, resulting in the emergence of new providers that are vertically integrated or able to create other operational efficiencies, which could lead to increased competition.
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

We have made and plan to continue to make substantial investments in features and functionality for our website and training and staffing for our contact center that are designed to generate traffic, increase member engagement and improve new and existing member service. These activities do not directly generate revenue, however, and we may never realize any benefit from these investments. If the expenses that we incur in connection with these activities do not result in sufficient growth in members to offset the cost, our business, operating results and financial condition will be adversely affected.
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
Our business depends on our ability to maintain and scale the infrastructure necessary to operate our technology platform, which includes our analytics and pricing engine, claims management systems, customer relationship management system, contact center phone system and website. We use these technology frameworks to price our medical plan subscriptions, enroll members, engage with current members and administer member claims under our medical plan. Additionally, our members review and purchase subscriptions to our medical plan and submit reimbursement requests through our website and contact center. Our reputation and ability to acquire, retain and serve our members depends on the reliable performance of our technology platform and the underlying network systems and infrastructure, and on providing best-in-class member service, including through our contact center and website. As our member base continues to grow, the amount of information collected and stored on the systems and infrastructure supporting our technology platform will continue to grow, and we expect to require an increasing amount of network capacity, computing power and information technology personnel to develop and maintain our technology platform and service our departments involved in member interaction.

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
We have made, and may continue to make, significant investments in new solutions and enhancements to our technology platform. These new solutions and enhancements may not be successful, and we may not recognize the expected benefits.
We have a team of product and engineering professionals dedicated in part to enhancing our technology platform and developing new solutions. We have made, and may continue to make, significant investments in these new solutions and enhancements. For example, we have made significant investments in Trupanion ExpressTM, which is designed to facilitate the direct payment of invoices to veterinary practices. These development and implementation activities may not be successful, and we may incur delays or cost overruns or elect to curtail our currently planned expenditures related to them. Further, if or when these new solutions or enhancements are introduced, they may not be well received by veterinarians or by new or existing members, particularly if they are costly, cumbersome or unreliable and, even if they are well-received, they may be or become obsolete due to technological reasons or to the availability of alternative solutions in the marketplace. If new solutions and enhancements are not successful on a long-term basis, we may not recognize benefits from these investments, and our business and financial condition could be adversely affected.
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
Seasonal or periodic variations in the behavior of our members also may cause fluctuations in our financial results. Enrollment in our medical plan may be discretionary in nature and may be sporadic, reflecting overall economic conditions, budgeting constraints, pet-buying patterns and a variety of other factors, many of which are outside our control. For example, we expect to experience some effects of seasonal trends in visits to veterinarians in the fourth quarter and in the beginning of the first quarter of each year in connection with the traditional holiday season. While we believe seasonal trends have affected and will continue to affect our quarterly results, our growth may have overshadowed these effects to date. We believe that our business will continue to be subject to seasonality in the future, which may result in fluctuations in our financial results.
Due to these and other factors, our financial results for any quarterly or annual period may not meet our expectations or the expectations of investors or analysts that follow our stock and may not be meaningful indications of our future performance.
Our vertical integration may result in higher costs.
We manage all aspects of our business, including writing our medical plan, implementing our own national independent referral network of Territory Partners, pricing our medical plan subscriptions with our in-house actuarial team, administering claims made with respect to our medical plan, operating our own contact center and owning our own brand. While we believe this vertically integrated approach reduces frictional costs and enhances our members’ experiences, third-party providers may, now or in the future, be able to replicate this or a better model, partially or entirely, on a more efficient and effective basis. If our in-house services are or become less efficient or less effective than the same services provided by a third party, we may not realize the related cost savings and may be unable to provide a superior membership experience, which may have an adverse effect on our operating results.
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
A portion of our enrollment leads are attributable to a variety of different types of strategic partnership arrangements. These partnerships involve various risks, depending on their structure, including the following:

•	we may be unable to maintain or secure favorable relationships with strategic partners;

•	our strategic partners may not be successful in creating leads;

•	our strategic partners could terminate their relationships with us;

•	we may not experience a consistent correlation between revenues and expenditures related to the partnership, and

•	bad publicity and other issues faced by our strategic partners could negatively impact us.
Our business and financial condition is subject to risks related to our writing of policies pursuant to contractual relationships with unaffiliated third parties.
Our other business segment generally includes businesses revenues and expenses involving contractual relationships with unaffiliated third parties and marketing to enterprises. We have relatively limited experience in writing policies for unaffiliated third parties. This business is not expected to grow at the same rate as our core business and may decline. Changes to this business may be volatile due to the nature of the relationships. Further, this business historically has had, and we expect it to continue to have, lower margins than our core business. As a result of this line of business, we are subject to additional regulatory requirements and scrutiny, which increase our costs, risks and may have an adverse effect on our operations. Further, administration of this business and any similar business in the future may divert our time and attention away from our core business, which could adversely affect our operating results in the aggregate.

For example, we have written pet insurance policies for an unaffiliated general agent since 2012. These policies provide different coverage and are subject to materially different terms and conditions than the Trupanion medical plan. Further, the unaffiliated general agent administers these policies and markets them to consumers. For the year ended December 31, 2015, premiums from these policies accounted for 6.7% of our total revenue. This relationship can be terminated by either party and, if terminated, would result in a reduction in our revenue to the extent we cannot enter into another relationship and generate equivalent revenues with a different general agent. In addition, the general agent controls a trust account it maintains on our behalf. If the general agent makes operating decisions that adversely affect its business or brand, our business or brand could also be adversely affected.
In Canada, our medical plan is written by Omega General Insurance Company (Omega). If Omega were to terminate its underwriting arrangement with us, our business could be adversely affected.
In Canada, our medical plan is written by Omega, and we assume all premiums written by Omega and the related claims through an agency agreement and a fronting and administration agreement. These agreements will remain in effect until December 31, 2017 but may be terminated by either party with one year’s prior written notice. If Omega were to terminate our agreement or be unable to write insurance for regulatory or other reasons, we may have to terminate subscriptions with our existing members, or suspend member enrollment and renewals in Canada until we entered into a relationship with another third party to write our medical plan, which may take a significant amount of time and require significant expense. We may not be able to enter into a new relationship, and any new relationship would likely be on less favorable terms. Any delay in entry into a new relationship or suspension of member enrollment and renewals could have a material adverse effect on our operating results and financial condition.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with this annual report for the fiscal year ended December 31, 2015, provide a management report on the internal control over financial reporting, which must be attested to by our independent registered public accounting firm when we no longer qualify for the exemption provided to an emerging growth company, as defined by The Jumpstart Our Business Startups Act of 2012 (JOBS Act).
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
We rely on a combination of intellectual property rights, including trade secrets, copyrights, trademarks and domain names, as well as contractual restrictions, to establish and protect our intellectual property. As of December 31, 2015, we had three pending patent applications in the United States, one pending patent application in Canada, one pending patent application in Brazil, one pending patent application in Japan, one pending patent application in China, one international patent published under the Patent Cooperation Treaty, and one pending patent application and one issued patent in Europe. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, pricing analytics, technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. If we continue to expand internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States, which may be expensive and divert management’s attention away from other operations.
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
As of December 31, 2015, we had five registered trademarks in the United States, including “Trupanion,” and five additional trademark applications. We had one registered trademark in Canada, and two additional trademark applications. Many of our unregistered trademarks, however, contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Trademark protection may also not be available, or sought by us, in every country in which our medical plan may become available. Competitors may adopt names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing members. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks.
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
We seek to control access to our proprietary technology, software and documentation by entering into confidentiality and invention assignment agreements with our employees and contractors, confidentiality agreements with third parties, such as service providers, vendors, individuals and entities that may be exploring a business relationship with us, and terms of use with third parties, such as veterinary hospitals desiring to use our technology, software and documentation. These agreements may not prevent disclosure of intellectual property, trade secrets and/or other confidential information, and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover trade secrets and confidential information and, in such cases, we may not be able to assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors being able to obtain our trade secrets or to independently develop technology similar to ours or competing technologies, could adversely affect our competitive business position.

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
As of December 31, 2015, we had no outstanding indebtedness. We may incur indebtedness in the future, including any additional borrowings available under our revolving line of credit. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
As of December 31, 2015, we had U.S. federal net operating loss carryforwards of approximately $63.5 million that will begin to expire in 2027. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and we may experience an ownership change in the future, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to limitations.
We may explore opportunities to expand our operations globally, and we may therefore become subject to a number of risks associated with international expansion and operations.
As part of our growth plan, we expect to explore opportunities to expand our operations globally. We have no history of marketing, selling, administrating and supporting our medical plan to consumers outside of the United States, Canada and Puerto Rico. International sales and operations are subject to a number of risks, including the following:

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

A downgrade in the financial strength rating of our insurance company may have an adverse effect on our competitive position, the marketability of our medical plan, and/or on our liquidity, access to and cost of borrowing, operating results and financial condition.
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

As of December 31, 2015, APIC was required to maintain at least $24.5 million of risk-based capital to satisfy the No Action Level (the highest of the above levels). As of December 31, 2015, APIC maintained $26.1 million of risk-based capital. The NY DFS may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow.
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
Insurance regulators generally require that each individual who transacts pet insurance business on our behalf must maintain a valid license in one or more jurisdictions. These requirements are subject to a variety of interpretations between jurisdictions. We may not interpret and apply the requirements in the same manner as all applicable regulators, and, even if we have, the requirements or regulatory interpretations of those requirements may change. Regulators have in the past and may in the future determine that any of our personnel or referral sources were selling subscriptions to our medical plan on our behalf and needed to be licensed in a particular jurisdiction. If such persons were not in fact licensed in any such jurisdiction, we could become subject to conviction for an offense or the imposition of an administrative penalty and liable for significant penalties and would likely be required to modify our business practices and sales and marketing programs, or license the affected individuals, which may be impractical or costly and time-consuming to implement. Any modification of our business or marketing practices in response to regulatory licensing requirements could harm our business, operating results or financial condition.
Most insurance legislation requires entities that solicit the sale of pet insurance to be validly licensed in the applicable jurisdiction. If an insurance regulator were to determine that any entity soliciting the sale of a medical plan on our behalf did not hold the required license, we may have to modify our business practices or marketing efforts, or license the affected entities, which may be costly and time-consuming to implement.
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

Our segregated account in Bermuda, WICL segregated account AX, could be adversely impacted by regulatory compliance of a third party.
Wyndham Insurance Company (SAC) Limited (WICL) is a class 3 insurer regulated by the Bermuda Monetary Authority (BMA). WICL’s ability to continue operations and pay dividends could impact the ability of our segregated account to do the same. WICL’s failure to meet regulatory requirements set forth by the BMA could result in our inability to transact business with WICL segregated account AX. Further, WICL could be limited from allowing dividends to be paid out of segregated account AX in the event of adverse regulatory actions.
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
We do not intend currently to pay dividends on our common stock and, therefore, any returns will be limited to the value of our stock.
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our common stock is limited by the terms of our credit agreement, APIC’s ability to pay dividends is limited by New York state insurance laws, and WICL Segregated Account AX’s ability to pay dividends is limited by our agreements with WICL as well as WICL’s regulatory requirements. Any return to stockholders will therefore be limited to the increase, if any, of our stock price.
Our directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
Our directors, five percent or greater stockholders and their respective affiliates beneficially hold a significant amount of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our principal executive offices are located at 907 NW Ballard Way, Seattle, Washington. The lease for our principal office is for 37,500 square feet and expires in August 2016. We also occupy 12,000 square feet of office space in Seattle, Washington pursuant to a lease that expires in March 2016 and 1,600 square feet of office space in Vancouver, British Columbia pursuant to a lease that expires in March 2017.
During 2015, the Company entered into a lease agreement for a building located in Seattle, Washington. The initial 10-year term of the lease is expected to commence in the second or third quarter of 2016 and will expire in 2026.
Item 3. Legal Proceedings
The Company is involved from time to time in claims, regulatory examinations and litigation, including the following:
We received an inquiry from the Washington State Office of the Insurance Commissioner (OIC) in December 2012 concerning whether one of our subsidiaries was properly licensed, and whether certain of its employees were properly licensed, under Washington law. A regulatory examination took place during the third and fourth quarters of 2014. On September 22, 2015, the OIC issued a detailed report and we timely issued a response during the fourth quarter of 2015. As of December 31, 2015 and 2014, we had accrued liabilities of $0.4 million and $0.2 million, respectively, for this matter. Adverse outcomes beyond recorded amounts are reasonably possible. At this stage in the matter, however, we are unable to estimate a possible loss or range of possible loss beyond amounts accrued.
The outcomes of our legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. We make a provision for a liability relating to legal matters when it is both probable that a liability beyond previously accrued amounts has been incurred and the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.
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
Our common stock began trading on the New York Stock Exchange (NYSE) under the symbol “TRUP” on July 18, 2014. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low intra-day sales prices per share for our common stock on the NYSE.

	Fiscal Year 2015		Fiscal Year 2014
	High	Low	High*	Low*
1st Quarter	$8.47	$6.70	N/A	N/A
2nd Quarter	$8.50	$7.41	N/A	N/A
3rd Quarter	$8.63	$6.83	$11.95	$7.70
4th Quarter	$9.90	$6.40	$8.60	$5.21
*Beginning July 18, 2014
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
Holders of Record
As of February 10, 2016, there were 56 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.
Securities Authorized for Issuance under Equity Compensation Plans
The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2016. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.”
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

Company/Index	7/18/2014	9/30/2014	12/31/2014	3/30/2015	6/30/2015	9/30/2015	12/31/2015
Trupanion Inc.	$100.00	$74.57	$60.82	$70.19	$72.28	$66.23	$85.61
S&P Small Cap 600	100.00	95.62	104.65	108.46	108.31	97.91	101.16
NASDAQ-100 Technology Sector Index	100.00	101.85	108.79	108.08	105.62	98.09	106.25
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

Item 6. Selected Consolidated Financial Data
The following selected consolidated financial and other data should be read with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, and 2012 and 2011 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.
In 2015, the prior period financial data and metrics have been recast to reflect the movement of certain pets from the subscription business segment to the other business segment. Refer to “Management’s Discussion and Analysis—Basis of Presentation” for further details.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription business	$133,406	$103,502	$76,413	$55,352	$37,045
Other business	13,557	12,408	7,416	178	—
Total revenue	146,963	115,910	83,829	55,530	37,045
Cost of revenue:
Subscription business(1)	109,428	85,169	61,394	44,185	29,002
Other business	12,306	10,867	6,791	134	—
Total cost of revenue	121,734	96,036	68,185	44,319	29,002
Gross profit:
Subscription business	23,978	18,333	15,019	11,167	8,043
Other business	1,251	1,541	625	44	—
Total gross profit	25,229	19,874	15,644	11,211	8,043
Operating expenses:
Sales and marketing(1)	15,231	11,608	9,091	7,149	5,206
Technology and development(1)	11,215	9,899	4,888	3,406	1,499
General and administrative(1)	15,558	14,312	8,652	6,195	4,289
Total operating expenses	42,004	35,819	22,631	16,750	10,994
Operating loss	(16,775)	(15,945)	(6,987)	(5,539)	(2,951)
Interest expense	325	6,726	609	535	690
Other (income) expense, net	(9)	(1,487)	671	252	186
Loss before income taxes	(17,091)	(21,184)	(8,267)	(6,326)	(3,827)
Income tax expense (benefit)	114	(7)	(92)	84	92
Net loss	$(17,205)	$(21,177)	$(8,175)	$(6,410)	$(3,919)
Net loss attributable to common stockholders	$(17,205)	$(21,177)	$(8,175)	$(8,147)	$(3,919)
Net loss per share attributable to common stockholders—basic and diluted(2)	$(0.62)	$(1.64)	$(6.23)	$(9.76)	$(5.34)
Weighted average number of shares outstanding used to compute net loss per share attributable to common stockholders—basic and diluted(2)	27,638,443	12,934,477	1,312,019	834,648	734,411

	Years Ended December 31,
	2015	2014	2013	2012	2011
Other Financial and Operational Data(3):
Total subscription pets enrolled	272,636	215,491	168,405	125,387	88,707
Monthly adjusted revenue per pet(4)	$45.04	$44.14	$42.56	$41.99	$41.00
Lifetime value of a pet	$591	$591	$619	$557	$500
Average pet acquisition cost(5)	$132	$121	$104	$100	$84
Average monthly retention	98.64%	98.69%	98.65%	98.51%	98.24%
Adjusted EBITDA (in thousands)(6)	$(11,297)	$(10,349)	$(4,351)	$(3,904)	$(1,862)

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,956	$53,098	$14,939	$4,234	$8,087
Short-term investments	25,288	22,371	16,088	10,809	9,370
Working capital	30,016	62,111	13,710	7,746	12,689
Total assets	70,917	98,306	51,653	27,666	24,863
Warrant liabilities	—	—	4,900	551	333
Current and long-term debt	—	14,900	26,099	9,900	9,900
Total liabilities	25,561	39,031	52,928	23,015	17,743
Convertible preferred stock	—	—	31,724	31,724	25,792
Stockholders’ equity (deficit)	45,356	59,275	(32,999)	(27,073)	(18,672)

(1)	Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenue	$263	$315	$230	$109	$65
Sales and marketing	446	553	677	428	288
Technology and development	404	461	351	268	165
General and administrative	1,889	2,755	680	629	464
Total stock-based compensation expense	$3,002	$4,084	$1,938	$1,434	$982

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

(5)
Average pet acquisition cost is calculated in part based on acquisition cost and net acquisition cost, non-GAAP financial measures. Acquisition cost is defined as sales and marketing expenses, excluding stock-based compensation expense. Net acquisition cost is defined as acquisition cost, net of sign-up fee revenue and other business segment sales and marketing expense. For more information about acquisition cost, net acquisition cost and a reconciliation of sales and marketing expenses to acquisition cost and net acquisition cost, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

(6)
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss excluding stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, change in fair value of warrant liabilities and income tax expense (benefit). For more information about Adjusted EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview
We provide a medical insurance plan for cats and dogs throughout the United States, Canada and Puerto Rico. Our data-driven, vertically-integrated approach enables us to provide pet owners with what we believe is the highest value medical plan for their pets, priced specifically for each pet’s unique characteristics. Our growing and loyal member base provides us with highly predictable and recurring revenue. We operate our business similar to other subscription-based businesses, with a focus on maximizing the lifetime value of each pet while sustaining a favorable ratio of lifetime value relative to acquisition cost.
We operate in two business segments: subscription business and other business. We generate revenue in our subscription business segment primarily from subscription fees for our medical plan, which we actively market to consumers. Our medical plan automatically renews on a monthly basis, and members pay the subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit card, debit card or bank account through automatic funds transfer. Subscription revenue is recognized on a pro rata basis over the monthly enrollment term. We generate revenue in our other business segment primarily from operations that are not directly marketed to consumers. These policies provide different coverage and are subject to materially different terms and conditions than our primary medical plan.
We generate leads for our subscription business through both third-party referrals and online member acquisition channels, which we then convert into members through our website and contact center. Veterinary practices represent our largest referral source. We engage a national referral network of independent contractors who are paid fees based on activity in their regions, which we refer to as our Territory Partners. Our Territory Partners are dedicated to cultivating direct veterinary relationships and building awareness of the benefits that our medical plan offers veterinarians and their clients. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. Our online member acquisition channels serve as important resources for pet owner education and drive new member leads and conversion. We also receive a significant number of new leads from existing members adding pets and referring their friends and family members. We constantly evaluate the effectiveness of our member acquisition channels and marketing initiatives based upon their return on investment, which we measure by comparing the ratio of the lifetime value of a pet generated through each specific channel or initiative to the related pet acquisition cost.
Our revenue increased from $115.9 million for the year ended December 31, 2014 to $147.0 million for the year ended December 31, 2015, representing 27% year-over-year growth. We have made and expect to continue to make substantial investments in member acquisition and in expanding our operations. For the year ended December 31, 2015, 2014, and 2013, we had a net loss of $17.2 million, $21.2 million and $8.2 million, respectively. As of December 31, 2015, our accumulated deficit was $74.4 million.
Key Financial and Operating Metrics
We believe that one of the key operating drivers for any subscription business is the amount of sales and marketing expenses incurred to drive new customer acquisition, which is typically evaluated in relation to lifetime value. In order to assess this metric, we regularly review a number of financial and operating metrics, including per pet unit economics, to evaluate our subscription business, determine the allocation of resources and make decisions regarding business strategy.

The following tables set forth our key financial and operating metrics for our subscription business for the periods ended December 31, 2015, 2014 and 2013 and for each of the last eight fiscal quarters. In 2015, the prior period financial data and metrics have been recast to reflect the movement of certain pets from the subscription business segment to the other business segment. Refer to “Management’s Discussion and Analysis—Basis of Presentation” for further details. Additionally, we have modified our non-GAAP financial measures to include net acquisition cost, which was defined as acquisition cost in prior periods, and modify the definition of acquisition cost used in previous periods to more closely align with how management has begun to view and discuss our business. The calculation of our key metric, average pet acquisition cost, did not changed.

	Years Ended December 31,
	2015	2014	2013
Total pets enrolled (at period end)	291,818	232,450	182,497
Total subscription pets enrolled (at period end)	272,636	215,491	168,405
Monthly adjusted revenue per pet	$45.04	$44.14	$42.56
Lifetime value of a pet (LVP)	$591	$591	$619
Average pet acquisition cost (PAC)	$132	$121	$104
Average monthly retention	98.64%	98.69%	98.65%
Adjusted EBITDA (in thousands)	$(11,297)	$(10,349)	$(4,351)

	Period Ended
	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014

Total pets enrolled (at period end)	291,818	276,988	259,948	246,106	232,450	221,479	207,969	194,902
Total subscription pets enrolled (at period end)	272,636	258,546	241,808	228,409	215,491	205,194	192,338	179,819
Monthly adjusted revenue per pet	$45.48	$45.15	$45.10	$44.34	$44.79	$44.88	$43.60	$43.07
Lifetime value of a pet (LVP)	$591	$591	$570	$567	$591	$580	$602	$612
Average pet acquisition cost (PAC)	$132	$129	$133	$134	$145	$115	$114	$113
Average monthly retention	98.64%	98.66%	98.67%	98.66%	98.69%	98.67%	98.65%	98.65%
Adjusted EBITDA (in thousands)	$(1,588)	$(3,211)	$(3,165)	$(3,333)	$(2,903)	$(2,908)	$(2,459)	$(2,079)
Total pets enrolled. Total pets enrolled reflects the number of pets subscribed to either our plan or one of the insurance products offered in our other business segment at the end of each period presented. We monitor total pets enrolled because it provides an indication of the growth of our consolidated business.
Total subscription pets enrolled. Total subscription pets enrolled reflects the number of pets subscribed to the plan marketed by Trupanion at the end of each period presented. We monitor total subscription pets enrolled because it provides an indication of the growth of our subscription business.
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

Lifetime value of a pet. Lifetime value of a pet (LVP) is calculated in part based on gross profit from our subscription business segment for the 12 months prior to the period end date excluding stock-based compensation expense related to cost of revenue from our subscription business segment, sign-up fee revenue and the change in deferred revenue between periods, multiplied by the implied average subscriber life in months. Implied average subscriber life in months is calculated as the quotient obtained by dividing one by one minus the average monthly retention rate. We monitor LVP to assess how much lifetime value we might expect from new pets over their implied average subscriber life in months and to evaluate the amount of sales and marketing expenses we may want to incur to attract new pet enrollments.
Average pet acquisition cost. Pet acquisition cost (PAC) is calculated as net acquisition cost divided by the total number of new pets enrolled in that period. Net acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as sales and marketing expenses, excluding stock-based compensation, offset by sign-up fee revenue and other business segment sales and marketing expenses. We offset sales and marketing expenses with sign-up fee revenue since it is a one-time charge to new members used to partially offset initial setup costs, which are included in sales and marketing expenses. We monitor average pet acquisition cost to evaluate the efficiency of our sales and marketing programs in acquiring new members and measure effectiveness using the ratio of our lifetime value of a pet to average pet acquisition cost.
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of December 31, 2015 is an average of each month’s retention from January 1, 2015 through December 31, 2015. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total subscription pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months and manage our business.
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
Non-GAAP Financial Measures
We believe that using adjusted revenue, acquisition cost, net acquisition cost and adjusted EBITDA to calculate and present certain of our other key metrics is helpful to our investors. These measures, which are non-GAAP financial measures, are not prepared in accordance with U.S. GAAP. We define adjusted revenue as revenue from our subscription business segment excluding sign-up fee revenue and the change in deferred revenue between periods. We define acquisition cost as sales and marketing expenses, excluding stock-based compensation expense. We define net acquisition cost as acquisition cost net of sign-up fee revenue and other business segment sales and marketing expenses. We define adjusted EBITDA as net loss excluding stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, change in fair value of warrant liabilities and income tax expense (benefit).
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
Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company’s non-cash expenses, we believe that providing non-GAAP financial measures such as acquisition cost, net acquisition cost and adjusted EBITDA that exclude stock-based compensation expense and, in the case of adjusted EBITDA, the change in fair value of warrant liabilities allows for more meaningful comparisons between our operating results from period to period. We exclude sign-up fee revenue from the calculation of adjusted revenue because we collect it from new members at the time of enrollment and consider it to be an offset to a portion of our sales and marketing expenses. For this reason, we also net sign-up fees with sales and marketing expenses in our calculation of net acquisition cost. We exclude changes in deferred revenue from the calculation of adjusted revenue in order to eliminate fluctuations caused by the timing of pet enrollment during the last month of any particular period in which such measures are being presented or utilized. We exclude the change in fair value of warrant liabilities from our calculation of adjusted EBITDA in order to eliminate fluctuations caused by changes in our stock price. We believe this allows us to calculate and present adjusted revenue, acquisition cost, and net acquisition cost and the related financial measures we derive from them, as well as adjusted EBITDA, in a consistent manner across periods. Our non-GAAP financial measures and the related financial measures we derive from them are important tools for financial and operational decision-making and for evaluating our own operating results over different periods of time.

The following table reflects the reconciliation of adjusted revenue to revenue:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Revenue	$146,963	$115,910	$83,829
Excluding:
Other business revenue	(13,557)	(12,408)	(7,416)
Change in deferred revenue	1,450	978	1,107
Sign-up fee revenue	(1,983)	(1,572)	(1,418)
Adjusted revenue	$132,873	$102,908	$76,102

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
	(in thousands)
Revenue	$40,201	$37,865	$35,587	$33,310	$31,868	$30,312	$28,090	$25,640
Excluding:
Other business revenue	(3,479)	(3,445)	(3,379)	(3,254)	(3,251)	(3,200)	(3,178)	(2,779)
Change in deferred revenue	378	423	321	328	247	385	84	262
Sign-up fee revenue	(506)	(542)	(451)	(484)	(363)	(425)	(407)	(377)
Adjusted revenue	$36,594	$34,301	$32,078	$29,900	$28,501	$27,072	$24,589	$22,746

The following table reflects the reconciliation of acquisition cost and net acquisition cost to sales and marketing expenses:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Sales and marketing expenses	$15,231	$11,608	$9,091
Excluding:
Stock-based compensation expense	(446)	(553)	(677)
Acquisition cost	14,785	11,055	8,414
Net of:
Sign-up fee revenue	(1,983)	(1,572)	(1,418)
Other business segment sales and marketing expense	(80)	(124)	(21)
Net acquisition cost	$12,722	$9,359	$6,975

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
	(in thousands)
Sales and marketing expenses	$3,919	$4,128	$3,533	$3,651	$3,218	$2,934	$2,810	$2,646
Excluding:
Stock-based compensation expense	(104)	(102)	(110)	(130)	(147)	(115)	(144)	(149)
Acquisition cost	3,815	4,026	3,423	3,521	3,071	2,819	2,666	2,497
Net of:
Sign-up fee revenue	(506)	(542)	(451)	(484)	(363)	(425)	(407)	(377)
Other business segment sales and marketing expense	(8)	(16)	(30)	(26)	(30)	(22)	(28)	(44)
Net acquisition cost	$3,301	$3,468	$2,942	$3,011	$2,678	$2,372	$2,231	$2,076
The following table reflects the reconciliation of adjusted EBITDA to net loss:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net loss	$(17,205)	$(21,177)	$(8,175)
Excluding:
Stock-based compensation expense	3,002	4,084	1,938
Depreciation and amortization expense	2,542	1,675	892
Interest income	(75)	(74)	(102)
Interest expense	325	6,726	645
Change in fair value of warrant liabilities	—	(1,575)	543
Income tax expense (benefit)	114	(8)	(92)
Adjusted EBITDA	$(11,297)	$(10,349)	$(4,351)

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
	(in thousands)
Net loss	$(3,001)	$(4,643)	$(4,625)	$(4,936)	$(4,276)	$(8,509)	$(3,479)	$(4,913)
Excluding:
Stock-based compensation expense	653	749	897	703	890	2,001	626	567
Depreciation and amortization expense	741	672	563	566	441	505	419	310
Interest income	(19)	(19)	(18)	(19)	(18)	(20)	(18)	(18)
Interest expense	26	14	40	245	103	5,155	726	742
Change in fair value of warrant liabilities	—	—	—	—	—	(2,054)	(740)	1,219
Income tax expense(benefit)	12	16	(22)	108	(43)	14	7	14
Adjusted EBITDA	$(1,588)	$(3,211)	$(3,165)	$(3,333)	$(2,903)	$(2,908)	$(2,459)	$(2,079)
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
Investment in pet acquisition. We have made and plan to continue to make significant investments to grow our member base. Our net acquisition cost and the number of new members we enroll depends on a number of factors, including the amount we elect to invest in sales and marketing activities in any particular period in the aggregate and by channel, effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied and in the future may significantly vary from period to period based upon specific marketing initiatives and the actual or expected relationship to LVP. For example, veterinary trade show costs may increase our average pet acquisition costs (historically, during the first quarter of each year) and the timing of our Territory Partner conference may increase our average pet acquisition cost in a given period (historically, during the fourth quarter of each year). We also regularly test new member acquisition channels and marketing initiatives, which may be more expensive than our traditional marketing channels and increase our average acquisition costs. We plan to expand the number of Territory Partners and continue testing new member acquisition channels and marking initiatives, which is likely to increase our average pet acquisition cost. We continually assess our sales and marketing activities by monitoring the ratio of LVP to PAC.
Timing of initiatives. Over time we plan to implement new initiatives to improve our member experience, make modifications to our medical plan and find other ways to maintain a strong value proposition for our members. These initiatives will sometimes be accompanied by price adjustments, in order to compensate for an increase in benefits received by our members. The implementation of such initiatives may not always coincide with the timing of price adjustments resulting in fluctuations in revenue and gross profit in our subscription business segment.
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

Other business segment. Our other business segment includes revenue and expenses related to our writing of policies for an unaffiliated general agent. This relationship can be canceled by the unaffiliated general agent within 360 days’ notice and we are unlikely to be able to replace it with a similar contract quickly, if at all. A cancellation of this contract would result in the policies and revenue being run off over a period of 12 months and could have a material impact on our results of operations. Our other business segment also includes revenue and expenses related to policies written under a federal government program. We may enter into additional relationships to the extent we believe they will be profitable to us, which could also impact our operating results.

Basis of Presentation
General
We operate in two business segments: subscription business and other business. Our subscription business segment includes revenue and expenses related to monthly subscriptions for our medical plan, which we actively market to consumers. Our other business segment includes revenue and expenses related to our other operations that are not directly marketed to consumers. During 2015, we began reporting certain pets previously included in our subscription business segment in our other business segment due to the characteristics of this business being marketed to enterprises rather than consumers, similar to other arrangements within the other business segment. These pets were previously included in our subscription business segment. Segment information for prior periods has been recast to reflect this change. We report our financial information in accordance with U.S. GAAP.
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
For both our subscription business and our other business segments, we generally expect our cost of revenue to remain relatively constant as a percentage of revenue, although there may be some periodic variability due to a number of factors including the rate of claims occurrences during such periods. Claims expenses as a percentage of our subscription business revenue may increase over time as part of our strategy to return more value to our members to further enhance our member experience, retention rates and lifetime value of a pet. We currently expect that, in the long-term, such increases generally would be offset by economies of scale in our other cost of revenue.
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
Sales and Marketing
Sales and marketing expenses primarily consist of costs to educate veterinarians and policy holders about our policy, converting leads to enrolled pets, print, online and promotional advertising costs, strategic partnership fees and employee compensation and related costs. Sales and marketing expenses are driven primarily by investments to acquire new members. We plan to continue to invest in existing and new member acquisition channels and marketing initiatives to grow our business. Investments in new member acquisition channels and marketing initiatives are generally more expensive than our traditional marketing channels and increase our average pet acquisition cost. We expect sales and marketing expenses to increase in absolute dollars, although it may fluctuate as a percentage of revenue. We generally target a ratio of lifetime value of a pet to average pet acquisition cost of 5 to 1.
Technology and Development
Technology and development expenses primarily consist of personnel costs and related expenses for our operations staff, which includes information technology development and infrastructure support, third-party services and depreciation of hardware and amortization of capitalized software and intangible assets. We expect technology and development expenses to decrease in absolute dollars and decrease as a percentage of revenue in the near term as fewer resources are needed for the development of our direct pay technology.
General and Administrative
General and administrative expenses consist primarily of personnel costs and related expenses for our finance, actuarial, human resources, regulatory, legal, general management functions, as well as facilities and professional services. We expect general and administrative expenses to decrease as a percentage of revenue as we begin to experience scale in our fixed costs.

Results of Operations
The following tables set forth our results of operations for the periods presented both in absolute dollars and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.
In 2015, the prior period financial data and metrics have been recast to reflect the movement of certain pets from the subscription business segment to the other business segment. Refer to “—Basis of Presentation” for further details.

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscription business	$133,406	$103,502	$76,413
Other business	13,557	12,408	7,416
Total revenue	146,963	115,910	83,829
Cost of revenue:
Subscription business(1)	109,428	85,169	61,394
Other business	12,306	10,867	6,791
Total cost of revenue	121,734	96,036	68,185
Gross profit:
Subscription business	23,978	18,333	15,019
Other business	1,251	1,541	625
Total gross profit	25,229	19,874	15,644
Operating expenses:
Sales and marketing(1)	15,231	11,608	9,091
Technology and development(1)	11,215	9,899	4,888
General and administrative(1)	15,558	14,312	8,652
Total operating expenses	42,004	35,819	22,631
Operating loss	(16,775)	(15,945)	(6,987)
Interest expense	325	6,726	609
Other (income) expense, net	(9)	(1,487)	671
Loss before income taxes	(17,091)	(21,184)	(8,267)
Income tax expense (benefit)	114	(7)	(92)
Net loss	$(17,205)	$(21,177)	$(8,175)

(1)	Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenue	$263	$315	$230
Sales and marketing	446	553	677
Technology and development	404	461	351
General and administrative	1,889	2,755	680
Total stock-based compensation expense	$3,002	$4,084	$1,938

	Years Ended December 31,
	2015	2014	2013
Revenue	100%	100%	100%
Cost of revenue	83	83	81
Gross profit	17	17	19
Operating expenses:
Sales and marketing	10	10	11
Technology and development	8	9	6
General and administrative	11	12	10
Total operating expenses	29	31	27
Operating loss	(12)	(14)	(8)
Interest expense	—	5	1
Other (income) expense, net	—	(1)	1
Loss before income taxes	(12)	(18)	(10)
Income tax expense (benefit)	—	—	—
Net loss	(12)%	(18)%	(10)%

	Years Ended December 31,
	2015	2014	2013
Subscription business revenue	100%	100%	100%
Subscription business cost of revenue	82	82	80
Subscription business gross profit	18%	18%	20%

In 2015, the prior period financial data and metrics have been recast to reflect the movement of certain pets from the subscription business segment to the other business segment. Refer to “Management’s Discussion and Analysis—Basis of Presentation” for further details.
Comparison of the years ended December 31, 2015, 2014 and 2013
Revenue

	Years Ended December 31,			2015 to 2014 % Change	2014 to 2013 % Change
	2015	2014	2013
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$133,406	$103,502	$76,413	29%	35%
Other business	13,557	12,408	7,416	9	67
Total revenue	$146,963	$115,910	$83,829	27	38
Percentage of Revenue by Segment:
Subscription business	91%	89%	91%
Other business	9	11	9
Total revenue	100%	100%	100%
Subscription Business:
Total pets enrolled (at period end)	291,818	232,450	182,497	26	27
Total subscription pets enrolled (at period end)	272,636	215,491	168,405	27	28
Monthly adjusted revenue per pet	$45.04	$44.14	$42.56	2	4
Average monthly retention	98.64%	98.69%	98.65%

Year ended December 31, 2015 compared to year ended December 31, 2014. Total revenue increased by $31.1 million to $147.0 million for the year ended December 31, 2015, or 27%. Revenue from our subscription business segment increased by $29.9 million to $133.4 million for the year ended December 31, 2015, or 29%. The increase in subscription business revenue was primarily due to a 27% increase in total subscription pets enrolled as of December 31, 2015 compared to December 31, 2014. Adjusted revenue per pet increased from $44.14 to $45.04, or 2%, for the same period due to increases in pricing to cover the increased cost of veterinary care. The impact of the increase was partially offset by an approximate $4.8 million impact of foreign exchange rates on our Canadian revenue. Revenue from our other business segment increased $1.2 million to $13.6 million for the year ended December 31, 2015, or 9%, due to an increase in enrolled pets in this segment.
Year ended December 31, 2014 compared to year ended December 31, 2013. Total revenue increased by $32.1 million to $115.9 million for the year ended December 31, 2014, or 38%. Revenue for our subscription business segment increased by $27.1 million to $103.5 million for the year ended December 31, 2014, or 35%. This increase in subscription business revenue was primarily due to a 28% increase in total subscription pets enrolled as of December 31, 2014 compared to December 31, 2013. Adjusted revenue per pet increased from $42.56 to $44.14, or 4%, for the same period due to pricing increases. The impact of the increase was partially offset by an approximate $2.1 million impact of foreign exchange rates on our Canadian revenue. Revenue from our other business segment increased $4.9 million to $12.4 million for the year ended December 31, 2014, as a result of the remaining policies written for the unaffiliated general agent being transferred to us from its previous underwriting company, whereas only a portion of such policies had been transferred from its previous underwriting company during the year ended December 31, 2013. Included in the increase in our other business revenue is $0.9 million related to medical plans under a federal government program that started in March 2014.

Cost of Revenue

	Years Ended December 31,			2015 to 2014 % Change	2014 to 2013 % Change
	2015	2014	2013

	(in thousands, except percentages)
Cost of Revenue:
Subscription business:
Claims expenses	$95,420	$74,206	$53,288	29%	39%
Other cost of revenue	14,008	10,963	8,106	28	35
Total cost of revenue	109,428	85,169	61,394	28	39
Gross profit	23,978	18,333	15,019	31	22
Other business:
Claims expenses	7,904	5,707	3,349	38	70
Other cost of revenue	4,402	5,160	3,442	(15)	50
Total cost of revenue	12,306	10,867	6,791	13	60
Gross profit	1,251	1,541	625	(19)	147
Total pets enrolled (at period end)	291,818	232,450	182,497	26	27
Total subscription pets enrolled (at period end)	272,636	215,491	168,405	27	28
Percentage of Revenue by Segment:
Subscription business:
Claims expenses	72%	72%	70%
Other cost of revenue	10	11	11
Total cost of revenue	82	82	80
Gross profit	18	18	20
Other business:
Claims expenses	58	46	45
Other cost of revenue	32	42	46
Total cost of revenue	91	88	92
Gross profit	9	12	7
Year ended December 31, 2015 compared to year ended December 31, 2014. Cost of revenue for our subscription business segment was $109.4 million, or 82% of revenue, for the year ended December 31, 2015, compared to $85.2 million or 82% of revenue for the year ended December 31, 2015. This $24.3 million increase in subscription cost of revenue was primarily the result of a 27% increase in enrolled pets and a 29% increase in claims expense for our subscription business. Compensation expense and related costs increased by $1.8 million due to a 12% increase in employee headcount to service our growth and improve our member experience. There was an additional $3.5 million benefit of foreign exchange rates on our Canadian costs.

Cost of revenue for our other business segment increased $1.4 million to $12.3 million for the year ended December 31, 2015, due to an increase in enrolled pets in this segment. Our employer paid pets in this segment have historically been at a lower margin than other pets in this segment and they have increased 14% from 2014 to 2015, decreasing our other business segment gross margin from 12% to 9%.

Year ended December 31, 2014 compared to year ended December 31, 2013. Cost of revenue for our subscription business segment was $85.2 million, or 82% of revenue, for the year ended December 31, 2014, compared to $61.4 million, or 80% of revenue, for the year ended December 31, 2013. This $23.8 million increase in subscription cost of revenue was the result of an increase in claims expenses, which were 72% of revenue for the year ended December 31, 2014, compared to 70% of revenue for the year ended December 31, 2013. We have in the past and expect in the future to experience fluctuations in the claims ratio from quarter to quarter. During 2014, the claims expense ratio was higher than our historical average due to a higher frequency of claims than previous periods, which primarily was driven by the implementation of several key initiatives designed to improve our member experience. In addition, compensation expense and related costs increased by $1.7 million due to a 43% increase in employee headcount to service our growth and improve our member experience.
Cost of revenue for our other business segment increased $4.1 million to $10.9 million for the year ended December 31, 2014. This increase is primarily a result of having the full business for the unaffiliated general agent for the entire twelve months of 2014, as well as the addition of a government program that began in 2014.
Sales and Marketing Expenses

	Years Ended December 31,			2015 to 2014 % Change	2014 to 2013 % Change
	2015	2014	2013
	(in thousands, except percentages and per pet data)
Sales and marketing	$15,231	$11,608	$9,091	31%	28%
Percentage of total revenue	10%	10%	11%

Subscription Business:
Total subscription pets enrolled (at period end)	272,636	215,491	168,405	27	28
Average pet acquisition cost (PAC)	$132	$121	$104	9	16
Lifetime Value of Pet (LVP)	$591	$591	$619	—	(5)
Year ended December 31, 2015 compared to year ended December 31, 2014. Sales and marketing expenses increased $3.6 million to $15.2 million for the year ended December 31, 2015, or 31%, yet remained consistent as a percentage of revenue. The increase in sales and marketing expenses was primarily due to an increase of $0.5 million in expenditures related to new and expanded online marketing initiatives and public relations, a $0.8 million increase in print advertising and brand development and a $1.1 million increase related to developing our territory partner network and support functions. Additionally, there was a $1.1 million increase in compensation related costs and recruiting due to increased headcount in the sales and marketing department. Commissions to our territory partners increased $0.3 million based on increased enrollments.
Year ended December 31, 2014 compared to year ended December 31, 2013. Sales and marketing expenses increased $2.5 million to $11.6 million for the year ended December 31, 2014, or 28%. The increase in sales and marketing expenses was primarily due to an increase of $0.7 million in expenditures related to new and expanded online marketing initiatives, a $0.7 million increase in print advertising and brand development and a $0.6 million increase related to developing our territory partner network. Additionally, compensation related costs increased $0.3 million due to increased headcount in the sales and marketing department. Finally, commissions to our territory partners increased $0.2 million based on increased enrollments.

Technology and Development Expenses

	Years Ended December 31,			2015 to 2014 % Change	2014 to 2013 % Change
	2015	2014	2013
	(in thousands, except percentages)
Technology and development	$11,215	$9,899	$4,888	13%	103%
Percentage of total revenue	8%	9%	6%

Year ended December 31, 2015 compared to year ended December 31, 2014. Technology and development expenses increased $1.3 million to $11.2 million for the year ended December 31, 2015 or 13%. This increase was partially due to a $0.4 million increase related to infrastructure growth to support our growing business. Depreciation and amortization expense increased by $0.6 million as new projects relating to prior years were placed into service in 2015. Additionally, there was a $0.2 million increase in costs related to our direct pay initiative. Total expenses, net of capitalization, in technology related to our direct pay claims processing initiative were $4.3 million in 2015 and $4.4 million in 2014. Of these amounts, depreciation expense comprised $0.8 million in 2015 and $0.6 million in 2014.

Year ended December 31, 2014 compared to year ended December 31, 2013. Technology and development expenses increased $5.0 million to $9.9 million for the year ended December 31, 2014, or 103%. The increase was primarily due to a $4.2 million increase in compensation expense and related costs as a result of increased headcount as we made investments in new technology infrastructure, and a $0.5 million increase in system hosting to support our infrastructure growth. In addition. $0.2 million of the total increase was due to software licenses and fees as a result of our company growth. Total expenses, net of capitalization, in technology related to claims processing improvements were $4.4 million in 2014 and $1.4 million in 2013.
General and Administrative Expenses

	Years Ended December 31,			2015 to 2014 % Change	2014 to 2013 % Change
	2015	2014	2013
	(in thousands, except percentages)
General and administrative	$15,558	$14,312	$8,652	9%	65%
Percentage of total revenue	11%	12%	10%
Year ended December 31, 2015 compared to year ended December 31, 2014. General and administrative expenses increased $1.2 million to $15.6 million for the year ended December 31, 2015, or 9%. The increase in general and administrative expenses was primarily due to an increase in salaries and related expenses of $0.5 million resulting from increases in headcount. Regulatory fees incurred in our normal course of business increased $0.4 million, and depreciation and amortization increased $0.3 million due to property and equipment additions placed into service late in 2014.
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

Other (Income) Expense, Net

	Years Ended December 31,
	2015	2014	2013

	(in thousands)
Interest expense	$325	$6,726	$609
Other (income) expense, net	(9)	(1,487)	671
Total other expense, net	$316	$5,239	$1,280
Year ended December 31, 2015 compared to year ended December 31, 2014. Other expense, net for the year ended December 31, 2015 decreased $4.9 million to $0.3 million. This was primarily due to a decrease in interest expense associated with the repayment of debt and the expensing of unamortized debt discounts associated with the repayment of debt in 2014, partially offset by the revaluation of warrants classified as liabilities which resulted in other income in the prior year.
Year ended December 31, 2014 compared to year ended December 31, 2013. Other expenses, net for the year ended December 31, 2014 increased $4.0 million to $5.2 million. This increase was primarily due to the expensing of unamortized debt discounts associated with the repayment of debt, partially offset by income from the revaluation of warrants classified as liabilities in our consolidated balance sheet during 2014.

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
In 2015, the prior period financial data and metrics have been recast to reflect the movement of pets from the subscription business segment to the other business segment. Refer to “—Basis of Presentation” for further details.

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscription business	$36,722	$34,420	$32,208	$30,056	$28,617	$27,112	$24,912	$22,861
Other business	3,479	3,445	3,379	3,254	3,251	3,200	3,178	2,779
Total revenue	40,201	37,865	35,587	33,310	31,868	30,312	28,090	25,640
Cost of revenue:
Subscription business(1)	29,856	28,145	26,661	24,766	23,456	23,051	20,273	18,388
Other business	3,075	3,129	3,140	2,962	2,888	2,816	2,667	2,496
Total cost of revenue	32,931	31,274	29,801	27,728	26,344	25,867	22,940	20,884
Gross profit:
Subscription business	6,866	6,274	5,547	5,290	5,161	4,061	4,639	4,473
Other business	404	317	239	292	363	384	511	283
Total gross profit	7,270	6,591	5,786	5,582	5,524	4,445	5,150	4,756
Operating expenses:
Sales and marketing(1)	3,919	4,128	3,533	3,651	3,218	2,934	2,810	2,646
Technology and development(1)	2,533	3,005	2,879	2,798	2,614	2,532	2,553	2,200
General and administrative(1)	3,798	4,067	3,996	3,697	3,850	4,385	3,292	2,786
Total operating expenses	10,250	11,200	10,408	10,146	9,682	9,851	8,655	7,632
Operating loss	(2,980)	(4,609)	(4,622)	(4,564)	(4,158)	(5,406)	(3,505)	(2,876)
Interest expense	26	14	40	245	103	5,155	726	736
Other (income) expense, net	(17)	4	(15)	19	58	(2,066)	(759)	1,286
Loss before income taxes	(2,989)	(4,627)	(4,647)	(4,828)	(4,319)	(8,495)	(3,472)	(4,898)
Income tax expense (benefit)	12	16	(22)	108	(43)	14	7	15
Net loss	$(3,001)	$(4,643)	$(4,625)	$(4,936)	$(4,276)	$(8,509)	$(3,479)	$(4,913)

	Period Ended
	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
Other Financial and Operational Data(2):
Total pets enrolled	291,818	276,988	259,948	246,106	232,450	221,479	207,969	194,902
Total subscription pets enrolled	272,636	258,546	241,808	228,409	215,491	205,194	192,338	179,819
Monthly adjusted revenue per pet(3)	$45.48	$45.15	$45.10	$44.34	$44.79	$44.88	$43.60	$43.07
Lifetime value of a pet	$591	$591	$570	$567	$591	$580	$602	$612
Average pet acquisition cost(4)	$132	$129	$133	$134	$145	$115	$114	$113
Average monthly retention	98.64%	98.66%	98.67%	98.66%	98.69%	98.67%	98.65%	98.65%
Adjusted EBITDA (in thousands)(5)	$(1,588)	$(3,211)	$(3,165)	$(3,333)	$(2,903)	$(2,908)	$(2,459)	$(2,079)
(1) Includes stock-based compensation as follows:

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
	(in thousands)
Cost of revenue	$68	$68	$58	$69	$91	$78	$64	$81
Sales and marketing	104	102	110	130	147	115	144	149
Technology and development	93	97	93	121	155	110	98	98
General and administrative	388	482	636	383	497	1,698	320	239

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

(4)
Average pet acquisition cost is calculated in part based on acquisition cost and net acquisition cost, non-GAAP financial measures. Acquisition cost is defined as sales and marketing expenses, excluding stock-based compensation expense. Net acquisition cost is defined as acquisition cost, net of sign-up fee revenue and other business segment sales and marketing expense. For more information about acquisition cost, net acquisition cost and a reconciliation of sales and marketing expenses to acquisition cost and net acquisition cost, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

(5)
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss excluding stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, change in fair value of warrant liabilities and income tax expense (benefit). For more information about Adjusted EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	82	83	84	83	83	85	82	81
Gross profit	18	17	16	17	17	15	18	19
Operating expenses:
Sales and marketing	10	11	10	11	10	10	10	10
Technology and development	6	8	8	8	8	8	9	9
General and administrative	9	11	11	11	12	14	12	11
Total operating expenses	25	30	29	30	30	32	31	30
Operating loss	(7)	(12)	(13)	(14)	(13)	(18)	(12)	(11)
Interest expense	—	—	—	1	—	17	3	3
Other (income) expense, net	—	—	—	—	—	(7)	(3)	5
Loss before income taxes	(7)	(12)	(13)	(14)	(13)	(28)	(12)	(19)
Income tax expense (benefit)	—	—	—	—	—	—	—	—
Net loss	(7)%	(12)%	(13)%	(15)%	(13)%	(28)%	(12)%	(19)%

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%	100%	100%	100%	100%
Subscription business cost of revenue	81	82	83	82	82	85	81	80
Subscription business gross profit	19%	18%	17%	18%	18%	15%	19%	20%

Liquidity and Capital Resources
Since inception, we have financed our operations and met capital requirements primarily through the sale of equity securities and from borrowings. Our principal uses of cash are paying claims, funding operations and capital requirements, investing in new member acquisition, enhancements to our member experience and servicing debt. In July 2014, we closed our IPO, pursuant to which we sold 8,193,750 shares of common stock at an offering price of $10.00 per share. We received net proceeds of approximately $72.8 million.

Sources of Funds
As of December 31, 2015, we had $43.2 million of cash and cash equivalents and short-term investments and $18.4 million available under our line of credit which excludes $1.6 million reserved under the credit agreement for an outstanding letter of credit and other ancillary services. We believe that our existing cash and cash equivalents, short-term investments and line of credit will be sufficient to fund our operations and statutory capital requirements for at least the next 12 months. From time to time, we may explore additional financing, which could include equity, equity-linked and debt financing. However, there can be no assurance that any additional financing will be available to us on acceptable terms, or at all.
Cash and investments held by our insurance subsidiaries, American Pet Insurance Company (APIC) and Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, are subject to certain capital and dividend rules and regulations as applicable within the jurisdictions in which they are authorized to operate. For more information on this change, see “—Regulation”.
Long-Term Debt
Square 1 Bank Loan and Security Agreement
In April 2007, we entered into a loan and security agreement with Square 1 Bank (Square 1), which we amended and restated in August 2012 and most recently amended in December 2014. We refer to this amended and restated loan and security agreement as our Square 1 credit facility. The Square 1 credit facility provides for a revolving line of credit, under which we may take advances up to $20.0 million. The maximum amount for borrowing under the Square 1 credit facility, inclusive of any amounts outstanding under the revolving line of credit and the term loan, is the lesser of $20.0 million or the total amount of cash and securities held by our subsidiary, American Pet Insurance Company, less up to $1.6 million for obligations we may have outstanding from Square 1 for other ancillary services, including our $1.1 million letter of credit.
Interest on the revolving line of credit accrues at a variable annual rate equal to the greater of 5.0% or 1.5% plus the prime rate. The revolving line of credit matures in July 2017, at which time it will need to be renewed or all amounts outstanding under it, including accrued interest, will become immediately due and payable.
The Square 1 credit facility requires us to maintain certain financial covenants, including having APIC maintain statutory capital and surplus at all times of not less than the greater of $1.6 million or 110% of the highest amount of statutory capital and surplus required in any state in which APIC is licensed, maintaining a minimum cash balance of $1.6 million in our accounts at Square 1 (including for such purposes, APIC’s cash and depository products at Square 1), achieving certain monthly revenue and remaining within certain maximum EBITDA loss levels. EBITDA is defined for such purposes as earnings, plus an amount equal to the sum of (i) tax, plus (ii) depreciation and amortization, plus (iii) interest and non-cash expenses, plus (iv) any non-cash stock compensation expense, less (a) any increase in capitalized expenditures from the prior period, plus (b) any increase in capitalized software from the prior period, plus (c) any increase in deferred acquisition costs from the prior period.
The Square 1 credit facility also requires us to maintain certain non-financial covenants, including those that restrict our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, permit withdrawals from APIC (with certain exceptions) and conduct operations in certain of our Canadian subsidiaries. As of December 31, 2015, we were in compliance with each of the financial and non-financial covenants.

Our obligations under the Square 1 credit facility are secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of December 31, 2015, we had no aggregate borrowings outstanding and under the Square 1 credit facility.
Regulation
As of December 31, 2015, our insurance entities, APIC and Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, held $27.7 million in investments and $9.8 million in other current assets, including $1.7 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in APIC and WILC Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of December 31, 2015, total assets and liabilities held outside our insurance entities totaled $33.5 million and $7.8 million, respectively, including $9.8 million of cash and cash equivalents that are segregated from other operating funds and are held in trust for the payment of claims on behalf of our insurance subsidiaries.

To comply with these regulations and contractual obligations of APIC and WICL Segregated Account AX, we may be required to maintain capital that we would otherwise invest in our growth and operations, which may require us to modify our operating plan or marketing initiatives, delay the implementation of new solutions or development of new technologies, decrease the rate at which we hire additional personnel and enter into relationships with Territory Partners, incur indebtedness or pursue equity or debt financings or otherwise modify our business operations.

APIC

The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of the National Association of Insurance Commissioners (NAIC). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. As of December 31, 2015, APIC was required to maintain at least $24.5 million of risk-based capital to avoid this additional regulatory oversight. As of that date, APIC maintained $26.1 million of risk-based capital. The NY DFS may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow.
New York laws also restrict the ability of APIC to pay dividends to our parent holding company. The dividend restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. In general, dividends or distributions that, in the aggregate in any 12-month period exceed the lesser of (i) 10% of surplus as of the preceding December 31 or (ii) the insurer’s adjusted net investment income for such 12-month period ended the preceding December 31, not including realized capital gains, are subject to approval by regulatory authorities. As of December 31, 2015, less than $0.1 million was able to be paid in the form of a dividend from APIC to our parent holding company without prior approval from regulatory authorities.
WICL Segregated Account AX
WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL and all shares of the segregated account are owned by Trupanion, Inc. Our agreements with WICL do not allow dividends to be paid to our parent company until 2017 or later. As required by the Office of the Superintendent of Financial institutions regulations related to our reinsurance agreement with Omega General Insurance Company, we were required to fund a Canadian Trust account with the greater of CAD $2 million or 115% of unearned Canadian premium plus 15% of outstanding Canadian claims, including all incurred by not reported claims. Additionally, WICL required initial capital of CAD $1.3 million. During January 2015, we funded CAD $3.3 million to initially satisfy these requirements.
Though we are not directly regulated by the Bermuda Monetary Authority (BMA), WICL’s regulation and compliance impacts us as it could have an adverse impact on the ability of Segregated Account AX to pay dividends. WICL is regulated by the BMA under the Insurance Act of 1978 (Insurance Act) and the Segregated Accounts Company Act of 2000. The Insurance Act imposes on Bermuda insurance companies, solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, and auditing and reporting requirements, and grants BMA the powers to supervise and, in certain circumstances, to investigate and intervene in the affairs of insurance companies. Under the Insurance Act, WICL as a class 3 insurer is required to maintain available statutory capital and surplus at a level equal to or in excess of a prescribed minimum established by reference to net written premiums and loss reserves.
Under the Bermuda Companies Act of 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. The Segregated Accounts Company Act of 2000 further requires that dividends out of a segregated account can only be paid to the extent that the cell remains solvent and the value of its assets remain greater than the aggregate of its liabilities and its issued share capital and share premium accounts.

Investments
As of December 31, 2015, we had $27.7 million of short-term and long-term investments in our insurance entities. These investments are held to satisfy statutory requirements and support operating needs. The majority of our investments are highly rated U.S. treasury securities, certificates of deposit, and U.S. government funds. In addition we have one investment in a municipal bond which is insured by a third-party insurance company with a rating of “A2” with Moody’s. The unused proceeds from our IPO are currently held primarily in money market funds.

Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net cash used in operating activities	$(10,425)	$(10,801)	$(1,023)
Net cash used in investing activities	(9,923)	(11,926)	(5,997)
Net cash (used in) provided by financing activities	(14,208)	60,863	17,551
Effect of exchange rates on cash	(586)	23	174
Net change in cash and cash equivalents	$(35,142)	$38,159	$10,705
Operating Cash Flows
We derive operating cash flows from cash collected from the sale of subscriptions to our medical plan, which is used to pay claims, other cost of revenue and fixed expenses. Additionally, cash is used to support the growth of our business by reinvesting in sales and marketing to acquire new pets and projects to improve the member experience, including our substantial investment in our Trupanion ExpressTM software.
Net cash used in operating activities for the year ended December 31, 2015 consisted of our net loss of $17.2 million reduced by non-cash expenses, including stock-based compensation of $3.0 million and depreciation and amortization of $2.5 million and a $1.3 million change in operating assets, which were primarily driven by an increase in claims paid, increased spend on marketing and technology initiatives, increased payables due to timing of payments, as well as an increase in prepaid assets due to prepayments made for benefits and a new billing system. These increases in cash used in operating activities were partially offset by increased revenue due to enrollment growth and higher monthly adjusted revenue per pet.
Net cash used in operating activities for 2014 consisted of our net loss of $21.2 million reduced by non-cash expenses, including stock-based compensation of $4.1 million and the amortization of the debt discount of $5.0 million as well as changes in our operating assets and liabilities of $1.1 million, which were primarily driven by an increase in claims paid, increased spend on marketing and technology initiatives, as well as an increase in prepaid assets due to advance payment insurance. These increases in cash used in operating activities were partially offset by increased revenue due to enrollment growth and higher adjusted revenue per pet.
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

For the year ended December 31, 2015, net cash (used in) financing activities primarily consisted of debt repayments of $14.9 million. In addition, we received $1.3 million in proceeds from the exercise of stock options.
For 2014, net cash provided by financing activities included the net proceeds from our IPO of $72.8 million, debt financing of $17.0 million and the release of restricted cash of $3.0 million. Net cash used in financing activities consisted primarily of debt repayments of $32.0 million.
For 2013, net cash provided by financing activities consisted of the incurrence of an aggregate of $20.0 million of borrowings under our revolving line of credit and term loans. Of this amount, $3.0 million was designated as restricted cash at December 31, 2013. In addition, we received $0.6 million in proceeds from the exercise of stock options.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. Our contractual cash obligations as of December 31, 2015 are set forth below (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	21,466	1,407	3,389	4,175	12,495
Strategic marketing and service provider agreements	1,835	1,316	401	101	17
Other obligations	1,832	759	706	367	—

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

•	stock-based compensation;

•	income taxes; and

•	claims reserve.
Stock-Based Compensation and Warrant Liabilities
Compensation expense related to stock-based transactions, including employee and non-employee stock option awards, and restricted stock awards and units, is measured and recognized in the financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton option-pricing model. All of our stock-based awards have been for instruments tied to our common stock. The stock-based compensation expense, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service periods of the awards, which are generally four years. Many factors are considered when estimating forfeitures, including types of awards, employee class and historical experience.
Key assumptions. Our Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying stock, the expected volatility of the price of our stock, the expected term of the option, risk-free interest rates and the expected dividend yield of our stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based expense could be materially different in the future. These assumptions are estimated as follows:

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

•	Risk-free interest rate—The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options.

•
Expected dividend yield—We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

In addition to the assumptions used in the Black-Scholes-Merton option-pricing model, the amount of stock option expense we recognize in our consolidated statements of operations includes an estimate of stock option forfeitures. Estimated forfeitures did not have a material impact on our assumptions in 2015, 2014 or 2013.
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
As of December 31, 2015 and 2014, our reserve for claims incurred but not yet reported was $6.3 million and $5.1 million, respectively. We believe the amount of our claims reserve as of December 31, 2015 is adequate and we do not believe that there are any reasonably likely changes in the facts or circumstances underlying key assumptions that would result in the reserve for claims being insufficient in an amount that would have a material impact on our reported results, financial position or liquidity. The ultimate liability, however, may be in excess of or less than the amount we have reserved. During 2015, 2014 and 2013, we experienced actual claims that were below our estimate for prior year reserves by less than $0.1 million, $0.5 million and $0.1 million, respectively. Historically, approximately 95% of claims have been settled within three months of the claim date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to various market risks, including the risks inherent in our insurance business and changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.

Interest Rate Risk
The principal market risk we face is interest rate risk. We had cash and cash equivalents of $18.0 million and $27.7 million in investments as of December 31, 2015, which consisted of both highly-liquid investments with an original maturity of twelve months or less and long-term low-risk investments. We believe that we do not have significant exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of most of our investments coupled with the security behind our long-term investments. Historically, our investment income has not been a material part of our operations.
Foreign Currency Exchange Risk
We generate a significant portion of our revenue in Canada. In 2015, our Canadian operations accounted for 21% of our revenue. Our revenue and expenses are generally denominated in the currencies in which our operations are located, which are the United States and Canada. As our operations in Canada or the United States grow on an absolute basis and/or relative to one another, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates.
Upon consolidation, as exchange rates vary, revenues and other operating results may differ materially from expectations. For example, had the average 2014 Canadian currency exchange rate remained consistent into 2015, Canadian revenues would have been $4.8 million higher after the foreign currency conversion. Our analysis of operating results transacted in Canadian currency indicated that a hypothetical 10% change in the Canadian currency exchange rate could have increased or decreased our total revenues by approximately $3.0 million for the year ended December 31, 2015. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Item 8. Financial Statements and Supplementary Data

Trupanion Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trupanion, Inc.

We have audited the accompanying consolidated balance sheets of Trupanion, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trupanion, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Seattle, Washington
February 16, 2016

Trupanion, Inc. Consolidated Statements of Operations (in thousands, except for share and per share data)

	Years Ended December 31,
	2015	2014	2013
Revenue	$146,963	$115,910	$83,829
Cost of revenue:
Claims expenses	103,324	79,913	56,637
Other cost of revenue	18,410	16,123	11,548
Gross profit	25,229	19,874	15,644
Operating expenses:
Sales and marketing	15,231	11,608	9,091
Technology and development	11,215	9,899	4,888
General and administrative	15,558	14,312	8,652
Total operating expenses	42,004	35,819	22,631
Operating loss	(16,775)	(15,945)	(6,987)
Interest expense	325	6,726	609
Other (income) expense, net	(9)	(1,487)	671
Loss before income taxes	(17,091)	(21,184)	(8,267)
Income tax expense (benefit)	114	(7)	(92)
Net loss	$(17,205)	$(21,177)	$(8,175)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.62)	$(1.64)	$(6.23)
Weighted average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	27,638,443	12,934,477	1,312,019

Trupanion, Inc. Consolidated Statements of Comprehensive Loss (in thousands)

	Years Ended December 31,

	2015	2014	2013
Net loss	$(17,205)	$(21,177)	$(8,175)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(517)	65	85
Change in unrealized losses on available-for-sale securities	4	110	(107)
Other comprehensive (loss) income, net of taxes	(513)	175	(22)
Comprehensive loss	$(17,718)	$(21,002)	$(8,197)

Trupanion, Inc. Consolidated Balance Sheets (in thousands, except for share data)

	Years Ended December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$17,956	$53,098
Short-term investments	25,288	22,371
Accounts and other receivables	8,196	7,887
Prepaid expenses and other assets	2,193	1,299
Total current assets	53,633	84,655
Long-term investments, at fair value	2,388	942
Equity method investment	300	—
Property and equipment, net	9,719	7,862
Intangible assets, net	4,854	4,847
Other long term assets	23	—
Total assets	$70,917	$98,306
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,289	$1,962
Accrued liabilities	4,189	4,607
Claims reserve	6,274	5,107
Deferred revenue	11,042	9,345
Deferred tax liabilities	169	124
Other payables	654	1,399
Total current liabilities	23,617	22,544
Long-term debt	—	14,900
Deferred tax liabilities	1,433	1,495
Other liabilities	511	92
Total liabilities	25,561	39,031
Stockholders’ equity:
Common stock, $0.00001 par value per share, 200,000,000 shares authorized at December 31, 2015 and December 31, 2014, 29,017,168 and 28,396,189 issued and outstanding at December 31, 2015; 28,451,920 and 27,830,941 shares issued and outstanding at December 31, 2014.	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 authorized at December 31, 2015 and December 31, 2014, and 0 issued and outstanding at December 31, 2015 and December 31, 2014.	—	—
Additional paid-in capital	122,844	119,045
Accumulated other comprehensive (loss) income	(502)	11
Accumulated deficit	(74,385)	(57,180)
Treasury stock, at cost: 620,979 shares at December 31, 2015 and December 31, 2014.	(2,601)	(2,601)
Total stockholders’ equity	45,356	59,275
Total liabilities and stockholders’ equity	$70,917	$98,306

Trupanion, Inc. Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Special Voting Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	14,857,989	31,724	1,010,346	—	2,247,130	—	3,224	(27,828)	(142)	(2,327)	(27,073)
Issuance of restricted stock	—	—	732,708	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	5,846	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	(60,240)	—	—	—	—	—	—	(274)	(274)
Exercise of stock options	—	—	547,981	—	—	—	607	—	—	—	607
Stock-based compensation expense	—	—	—	—	—	—	1,938	—	—	—	1,938
Other comprehensive loss	—	—	—	—	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	—	—	(8,175)	—	—	(8,175)
Balance at December 31, 2013	14,857,989	31,724	2,236,641	—	2,247,130	—	5,769	(36,003)	(164)	(2,601)	(32,999)
Conversion of special voting shares to common stock	—	—	2,247,130	—	(2,247,130)	—	—	—	—	—	—
Conversion of preferred stock to common stock	(14,944,945)	(32,724)	14,944,945	—	—	—	32,724	—	—	—	32,724
Exercise of warrants	86,956	1,000	25,170	—	—	—	270	—	—	—	270
Proceeds from IPO, net of issuance costs	—	—	8,193,750	—	—	—	72,722	—	—	—	72,722
Reclassification of warrant liabilities	—	—	—	—	—	—	3,180	—	—	—	3,180
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	—	—	183,305	—	—	—	181	—	—	—	181
Stock-based compensation expense	—	—	—	—	—	—	4,199	—	—	—	4,199
Other comprehensive income	—	—	—	—	—	—	—	—	175	—	175
Net loss	—	—	—	—	—	—	—	(21,177)	—	—	(21,177)
Balance at December 31, 2014	—	—	27,830,941	—	—	—	119,045	(57,180)	11	(2,601)	59,275
Issuance of restricted stock	—	—	4,616	—	—	—	—	—	—	—	—
Tax withholding on restricted stock	—	—	(72,197)	—	—	—	(643)	—	—	—	(643)
Exercise of stock options	—	—	632,829	—	—	—	1,335	—	—	—	1,335
Stock-based compensation expense	—	—	—	—	—	—	3,107	—	—	—	3,107
Other comprehensive loss	—	—	—	—	—	—	—	—	(513)	—	(513)
Net loss	—	—	—	—	—	—	—	(17,205)	—	—	(17,205)
Balance at December 31, 2015	—	$—	28,396,189	$—	—	$—	$122,844	$(74,385)	$(502)	$(2,601)	$45,356

Trupanion, Inc. Consolidated Statements of Cash Flows (in thousands)

	Years Ended December 31,

	2015	2014	2013
Operating activities
Net loss	$(17,205)	$(21,177)	$(8,175)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,542	1,674	892
Amortization of debt discount and prepaid loan fees	21	5,033	36
Warrant (income) expense	—	(1,574)	543
Stock-based compensation expense	3,002	4,084	1,938
Other	(89)	57	112
Changes in operating assets and liabilities:
Accounts receivable	(328)	(126)	(5,478)
Prepaid expenses and other current assets	(905)	(369)	(22)
Accounts payable	(347)	449	242
Accrued liabilities	51	551	1,258
Claims reserve	1,241	(505)	3,031
Deferred revenue	1,779	877	4,529
Other payables	(187)	225	71
Net cash used in operating activities	(10,425)	(10,801)	(1,023)
Investing activities
Purchases of investment securities	(24,800)	(34,894)	(26,064)
Maturities of investment securities	20,180	28,601	20,770
Purchases of property and equipment	(4,894)	(5,633)	(1,473)
Equity method investment	(300)	—	—
Other	(109)	—	770
Net cash used in investing activities	(9,923)	(11,926)	(5,997)
Financing activities
Restricted cash	—	3,000	(3,000)
Tax withholding on restricted stock	(643)	—	—
Proceeds from exercise of stock options	1,335	211	607
Repayment of debt financing	(14,900)	(15,000)	20,000
Other financing costs	—	(103)	(56)
Net proceeds from IPO	—	72,755	—
Net cash (used in) provided by financing activities	(14,208)	60,863	17,551
Effect of foreign exchange rates on cash, net	(586)	23	174
Net change in cash and cash equivalents	(35,142)	38,159	10,705
Cash and cash equivalents at beginning of period	53,098	14,939	4,234
Cash and cash equivalents at end of period	$17,956	$53,098	$14,939
Supplemental disclosures
Income taxes paid	(139)	(9)	—
Interest paid	(155)	(1,494)	(642)
Noncash investing and financing activities:
Warrants issued in conjunction with debt issuance	—	1,124	3,806
Exchange of stock for equity method investment	—	—	448
Increase in payables for property and equipment	98	911	134
Cashless exercise of preferred stock warrants	—	1,270	—
Common stock warrant reclassification to equity	—	3,180	—

Trupanion, Inc.
Notes to Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies
Description of Business
The Company provides medical insurance plans for cats and dogs throughout the United States, Canada and Puerto Rico. The Company’s data-driven, vertically-integrated approach enables us to provide pet owners with what we believe is the highest value medical plan for their pets, priced specifically for each pet’s unique characteristics. We strive to operate the business similar to other subscription-based businesses, with a focus on maximizing the lifetime value of each pet while sustaining a favorable ratio of lifetime value relative to acquisition cost.
Reclassifications
Certain prior year amounts have been reclassified within the Company’s consolidated financial statements from their original presentation to conform with the current period presentation. In addition, amounts in note 13 related to segments have been recast to reflect a change in the composition of Company’s segments as described in note 13.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies and the reported amounts of revenue and expenses. Significant items subject to such estimates and assumptions include the valuation of deferred tax assets, stock-based compensation, claims reserve, useful lives of software developed for internal use and income tax uncertainties. Actual results could differ from the estimates used in preparing the consolidated financial statements.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash on deposit may be in excess of the applicable federal deposit insurance corporation limits.
Accounts and Other Receivable
Receivables are comprised of trade receivables and other miscellaneous receivables. As of December 31, 2015 and 2014, receivables included $7.2 million and $6.8 million, respectively, for one-year policies written by an unaffiliated general agent.
No single customer made up more than 5% of accounts receivable as of December 31, 2015 or 2014.

Deferred Acquisition Costs
The Company incurs certain costs related to the successful acquisition of new and renewal customer contracts, which are capitalized. These costs include premium taxes, commissions, and referral fees that directly relate to the successful acquisition of new or renewal customer contracts. Deferred acquisition costs are included in prepaid expenses and other assets on the consolidated balance sheet and are amortized over the related policy term to the applicable financial statement line item, including sales and marketing expenses and other cost of revenue. Total deferred acquisition costs for the years ended December 31, 2015, 2014 and 2013 are summarized below (in thousands):

	Years Ended December 31,
	2015	2014	2013
Deferred acquisition costs capitalized	$10,184	$7,995	$5,919
Deferred acquisition costs amortized:
Sales and marketing	1,490	858	663
Other cost of revenue	8,606	7,052	5,082
Total amortization	10,096	7,910	5,745
Balance at December 31,	$557	$469	$384
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
Premiums and discounts on fixed maturity securities are amortized or accreted over the life of the security. Such amortization expense and accretion is included in interest income. Interest income is recognized in other (income) expense, net when earned.
A decline in the fair value of any available-for-sale security below amortized cost that is deemed to be other than temporary results in an impairment to reduce the amortized cost to fair value or recovery value. To determine whether an impairment is other than temporary, the Company considers its intent to sell the security, intent and ability to hold the security, as well as all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts, when developing estimates of cash flows expected to be collected. Realized capital gains and losses are determined on a specific identification basis and recorded as a part of other expense, net in the statement of operations.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are depreciated over the less of their expected useful life or the remaining term of the related lease.
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
Claims Reserve
The claims reserve includes unpaid claims and claims adjustment expenses, which includes an estimate, based on past experience, for claims incurred but not reported. Such liabilities are necessarily based on assumptions and estimates, and while management believes the amount is adequate, the ultimate liability may be in excess of or less than the amount provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in the period in which they become known.
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
No single customer accounted for more than 5% of the Company’s revenue in 2015, 2014 or 2013.
Claims Expense
Claims expenses include claims incurred, the cost of personnel administering the claims and providing customer service related to claims, and other operating expenses directly or indirectly related to claims administration.
Other Cost of Revenue
Other cost of revenue for the subscription business segment includes direct and indirect member service expenses, renewal fees, credit card transaction fees and premium tax expenses. Other cost of revenue for the other business segment includes the commission the Company pays to the unaffiliated general agent and premium taxes on other policies in this segment.
Sales and Marketing
Sales and marketing expenses consist of costs to educate veterinarians and policy holders about the Company’s policy, converting leads to enrolled pets, print, online and promotional advertising costs and employee compensation and related costs.
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

Other (Income) Expense, Net
Other (income) expense, net was comprised of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Interest income	$(75)	$(73)	$(86)
Foreign exchange gain	36	41	76
Loss on disposal of fixed assets	20	111	44
Warrant remeasurement	—	(1,574)	543
Other	10	8	94
Other (income) expense, net	$(9)	$(1,487)	$671
Insurance Operations
Effective January 1, 2015, the Company formed a segregated account in Bermuda as part of Wyndham Insurance Company (SAC) Limited (WICL), and entered into a revised fronting and reinsurance arrangement with Omega General Insurance Company (Omega) to include its newly formed segregated account. The Company maintains all risk with the business written in Canada and consolidates the entity in its financial statements. Contractual requirements restrict dividends from this entity until after 2016, at which time dividends will be allowed subject to the Segregated Accounts Company Act of 2000, which allows for dividends only to the extent that the entity remains solvent and the value of its assets remain greater than the aggregate of its liabilities and its issued share capital and share premium accounts. WICL required the Company to invest initial capital of CAD $1.3 million.

For the Company’s Canadian business, all plans are written by Omega General Insurance Company (Omega) and the risk is assumed by the Company through a fronting and reinsurance agreement. Premiums are recognized and earned pro rata over the terms of the related customer contracts. Premiums recognized from the agreement in 2015, 2014 and 2013 were $30.9 million, $29.1 million and $24.7 million, respectively and deferred revenue relating to this arrangement at December 31, 2015 and 2014 was $0.9 million and $0.9 million, respectively. Reinsurance revenue was 21%, 25% and 29% of total revenue in 2015, 2014 and 2013, respectively. Cash designated for the purpose of paying claims related to this reinsurance agreement was $2.0 million and $1.7 million at December 31, 2015 and 2014, respectively. As required by the Office of the Superintendent of Financial institutions regulations related to the Company’s reinsurance agreement with Omega General Insurance Company, the Company is required to fund a Canadian Trust account with the greater of CAD $2.0 million or 115% of unearned Canadian premium plus 15% of outstanding Canadian claims, including all incurred by not reported claims.
The Company has not transferred any risk to third-party reinsurers.
In November 2012, the Company began writing one-year pet insurance policies for an unaffiliated general agent. Revenue during 2015, 2014 and 2013 totaled $9.9 million, $10.0 million and $7.0 million, respectively, and deferred revenue relating to this arrangement at December 31, 2015 and 2014 was $5.5 million and $5.1 million, respectively.
Advertising
Advertising costs are expensed as incurred, with the exception of television advertisements, which are expensed for the first time each advertisement is aired. Advertising costs amounted to $5.3 million, $3.2 million and $0.7 million, in 2015, 2014 and 2013, respectively.
Stock-Based Compensation
The Company measures compensation expense for stock-based transactions to employees at fair value on the date of grant and recognizes such cost, on a straight-line basis over the requisite service period (generally four years) net of estimated forfeitures, except for the restricted stock with a performance condition which is measured on graded and vesting schedule. Many factors are considered when estimating forfeitures, including types of awards, employee class and historical experience. Stock options are valued using the Black-Scholes-Merton option-pricing model. The fair value of restricted stock units (RSUs) and restricted stock awards is based on the fair value of the Company’s stock on the date of the grant.
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
Foreign Currency
The Company’s consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenue and expenses for each subsidiary are translated to U.S. dollars using a weighted-average rate for the relevant reporting period. Translation adjustments resulting from this process are included in accumulated other comprehensive loss, and totaled $0.4 million as of December 31, 2015. Gains and losses that arise from exchange rate fluctuations for monetary asset and liability balances that are not denominated in an entity’s functional currency are included within other income.
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
In May 2015, the FASB issued an ASU amending short-term insurance contract disclosures and requiring more detailed disclosures to enable users of financial statements to understand information relating to liabilities for unpaid claims and claims adjustment expenses. Additionally, the amendments will also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate these liabilities. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. Early adoption of this guidance is permitted, and must be applied retrospectively by providing comparative disclosures for each period presented. The Company plans to adopt this guidance as of December 31, 2016.
In November 2015, the FASB issued an ASU amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The ASU may be adopted either prospectively or retrospectively. The Company plans to adopt this guidance as of December 31, 2016.
2. Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Excluded from the weighted-average number of shares outstanding are shares that have been issued and are subject to future vesting and unvested restricted stock. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Potentially dilutive common stock equivalents are comprised of convertible preferred stock and common stock, exchangeable shares, unvested restricted stock and stock options. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
The following potential dilutive equity securities are not included in the diluted net loss per common share calculation because they would have had an antidilutive effect:

	As of December 31,
	2015	2014	2013
Stock options	4,871,949	5,112,556	4,663,445
Restricted stock awards and units	472,384	592,625	722,226
Warrants	869,999	869,999	884,111
Series A convertible preferred stock	—	—	7,466,283
Series B convertible preferred stock	—	—	3,546,384
Series C convertible preferred stock	—	—	3,845,322
Exchangeable shares	—	—	2,247,130

Convertible preferred stock is presented on an as converted basis to reflect the applicable conversion ratio at December 31, 2013.

3. Property and Equipment, Net
Property and equipment, along with their useful lives, were as follows for the years ended December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2015	2014
Office and telephone equipment (5 years)	$127	$123
PC and networking hardware (3–4 years)	1,177	1,125
Software (3–5 years)	12,547	8,532
Furniture and fixtures (5 years)	711	711
Vehicles (5 years)	54	54
Leasehold improvement (over less of expected useful life of life of lease)	621	571
Property and equipment	15,237	11,116
Accumulated depreciation	(5,518)	(3,254)
Property and equipment, net	$9,719	$7,862
Depreciation and amortization expense for property and equipment was $2.5 million, $1.6 million and $0.9 million for 2015, 2014 and 2013, respectively.
The Company capitalized interest of $0.2 million and $0.1 million in 2014 and 2013, respectively, related to software developed for internal use.

4. Intangible Assets
The Company acquired an insurance company in 2007, which originally included licenses in 23 states. These licenses were valued at $4.8 million. The Company is currently licensed in all 50 states, the District of Columbia and Puerto Rico. Most licenses are renewed annually upon payment of various fees assessed by the issuing state. Renewal costs are expensed as incurred. This is considered an indefinite-lived intangible asset given the planned renewal of the certificates of authority and applicable licenses for the foreseeable future. No impairments have been recorded on this asset as of December 31, 2015.

5. Investment Securities
The amortized cost, gross unrealized holding losses, and fair value of available-for-sale and short-term investments by major security type and class of security were as follows as of December 31, 2015 and 2014 (in thousands):

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2015
Available-for-sale:
Foreign deposits	$1,442	$—	$1,442
Municipal bond	1,000	(54)	$946
	$2,442	$(54)	$2,388
Short-term investments:
U.S. Treasury securities	$5,683	$—	$5,683
Certificates of deposit	1,551	—	1,551
U.S. government funds	18,054	—	18,054
	$25,288	$—	$25,288

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2014
Available-for-sale:
Municipal bond	$1,000	$(58)	$942
	$1,000	$(58)	$942
Short-term investments:
U.S. Treasury securities	$5,677	$—	$5,677
Certificates of deposit	800	—	$800
U.S. government funds	15,894	—	$15,894
	$22,371	$—	$22,371

Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	December 31, 2015
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$—	$—
Due after one year through five years	1,442	1,442
Due after five years through ten years	1,000	946
Due after ten years	—	—
	$2,442	$2,388
The Company had one investment with an unrealized loss of $0.1 million and a fair value of $0.9 million at December 31, 2015 and 2014. This investment has been in an unrealized loss position for more than 12 months. The Company assessed the bond for credit impairment and determined that there is no intent to sell this bond and it is likely that it will hold the investment for a period of time sufficient to allow for recovery. Furthermore, future payments on this bond are insured by a financial guarantee insurer. Therefore, the Company believes that the unrealized loss on this bond constitutes a temporary impairment.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Foreign deposits	$1,442	$1,442	$—	$—
Municipal bond	946	—	946	—
Money market funds	7,545	7,545	—	—
Total	$9,933	$8,987	$946	$—

	As of December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Assets
Municipal bond	$942	$—	$942	$—
Money market funds	44,575	44,575	—	—
Total	$45,517	$44,575	$942	$—

A rollforward of activity in liabilities valued using Level 3 inputs is as follows (in thousands):

Warrant Liabilities
2014
Balance at January 1,	$4,900
Issued warrant liability awards	1,124
Settlement of warrant liability upon exercise	(1,270)
Change in fair value upon remeasurement	(1,574)
Reclassification to stockholders’ equity	(3,180)
Balance at December 31,	$—

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
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the twelve months ended December 31, 2015 and 2014.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•
Investment securities: Long-term investments classified as available-for-sale are measured using quoted market prices when quoted market prices are available. If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. Short-term investments are carried at amortized cost and the fair value is disclosed in Note 3. Fair value is determined in the same manner as available-for-sale securities and is considered a Level 2 measurement.

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

Year Ended December 31,
2014
Expected volatility	34%-46%
Expected dividends	—%
Risk-free rate	0.03%-2.02%
Term	0.1-6.0 years

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
7. Equity Method Investments
During 2015, the Company invested $0.3 million in DataPoint, LLC in exchange for 300,000 units of Series A preferred stock resulting in a 13% equity interest. Additionally, if certain revenue and EBIT (Earnings before interest and taxes) targets are not met as of April 1, 2017, the Company’s ownership interest will increase proportionally by the amount by which the targets were missed, up to a maximum of 28%. The Company’s equity interest in DataPoint, LLC is accounted for under the equity method as the Company has the ability to exert significant influence. The equity method investment balance is adjusted each period on a one quarter lag to recognize the proportionate share of net income or loss, including adjustments to recognize certain differences between the carrying value and the equity in net assets.

8. Commitments and Contingencies
During the third quarter of 2015, the Company entered into a lease agreement for a building located in Seattle, Washington. The initial 10-year term of the lease is expected to commence in the second quarter of 2016. The Company is obligated to pay a total of $21.0 million over the 10-year term.
The Company has operating leases, related to equipment and office facilities, which expire over the next three years with various renewal options. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rental expense for operating leases was $1.0 million, $0.8 million and $0.8 million during 2015, 2014 and 2013, respectively.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2015, are as follows (in thousands):

Year ending December 31:
2016	$1,407
2017	1,502
2018	1,887
2019	2,047
2020	2,128
2021-2026	12,495
Total minimum lease payments	$21,466
The Company has entered into agreements for strategic marketing initiatives, as well as with independent contractors to provide services for a period of time. Future commitments related to these contracts are as follows (in thousands):

Year ending December 31:
2016	$2,075
2017	782
2018	326
2019	326
2020	141
2021	16
Total minimum commitment	$3,666
During 2013, the Company determined that it owes goods and services tax (GST) and harmonized sales tax (HST) in Canada for certain intercompany fees charged to its Canadian entities from 2007 through 2013. The Company began a voluntary self-disclosure with the Canada Revenue Agency for these unpaid taxes in 2014 under the Canada Revenue Agency Voluntary Disclosures Program, which was accepted in 2014. During the second quarter of 2015, the Company received the final assessment of GST and HST owed and paid the full amount of $0.8 million to the Canada Revenue Agency.
The Company is involved from time to time in claims, regulatory examinations and litigation, including the following:
The Company received an inquiry from the Washington State Office of the Insurance Commissioner (OIC) in December 2012 concerning whether one of its subsidiaries was properly licensed, and whether certain of its employees were properly licensed, under Washington law. A regulatory examination took place during the third and fourth quarters of 2014. On September 22, 2015, the OIC issued a detailed report and the Company timely issued a response during the fourth quarter of 2015. As of December 31, 2015 and 2014, the Company had accrued liabilities of $0.4 million and $0.2 million, respectively, for this matter. Adverse outcomes beyond recorded amounts are reasonably possible. At this stage in the matter, however, the Company is unable to estimate a possible loss or range of possible loss beyond amounts accrued.
The outcomes of the Company’s legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to the Company’s operating results and cash flows for a particular period. The Company makes a provision for a liability relating to legal matters when it is both probable that a liability beyond previously accrued amounts has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.

9. Claims Reserve
Activity in the claims reserve is summarized as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Claims reserve at beginning of year	$5,107	$5,612	$2,582
Claims incurred during the year related to:
Current year	103,373	80,438	56,702
Prior years	(49)	(525)	(65)
Total claims incurred	103,324	79,913	56,637
Claims paid during year related to:
Current year	96,951	75,094	50,907
Prior years	4,987	5,088	2,516
Total claims paid	101,938	80,182	53,423
Non-cash claims expense	219	236	184
Claims reserve at end of year	$6,274	$5,107	$5,612
The decrease in incurred claims for prior years in the year ended December 31, 2015, December 31, 2014 and December 31, 2013 is primarily due to less claims than expected relating to prior year claims.
10. Debt

The Company has a revolving line of credit with a bank, which is secured by any and all interest the Company has in assets that are not otherwise restricted. The revolving line of credit bore a variable interest rate as of December 31, 2015 and 2014, equal to the greater of 5.0% or 1.5% plus the prime rate. Interest expense is due monthly on the outstanding principal amount with all amounts outstanding under the revolving line of credit due upon maturity in July 2017. The credit agreement requires the Company to comply with various financial and non-financial covenants. As of December 31, 2015 and December 31, 2014, the Company was in compliance with these covenants. This facility also had a compensating balance requirement of $0.5 million as of December 31, 2015 and 2014.

Borrowings on the revolving line of credit were limited to the lesser of $20.0 million in 2015 and 2014, and the total amount of cash and securities held by American Pet Insurance Company (APIC), less up to $3.0 million and $0.5 million, respectively, for obligations the Company may have outstanding for other ancillary services in the future. During 2015, the Company repaid its borrowings under this facility, and as of December 31, 2015, had no outstanding amounts under this facility. As of December 31, 2014, the Company’s outstanding borrowings under this facility were $14.9 million.

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
The Company entered into a new lease agreement during the third quarter of 2015 which required the Company to issue a security deposit in the form of an irrevocable standby letter of credit totaling $1.1 million which expires in August 2016 and renews annually thereafter. This amount reduces the Company’s available revolving line of credit. As of December 31, 2015, the Company had $18.4 million available under its revolving line of credit.
Interest expense during 2015, 2014 and 2013 related to all loans was $0.3 million, $6.7 million and $0.6 million, respectively.

11. Stock-Based Compensation

In June 2014, the Company’s Board of Directors adopted the 2014 Equity Incentive Plan (2014 Plan), which succeeded the 2007 Equity Compensation Plan upon the Company’s IPO. The 2014 Plan authorizes the award of stock options or restricted stock to directors, officers, employees, and non-employees. All awards have 10-year contractual terms. At December 31, 2015, there were 3,068,551 additional shares available for the Company to grant under the 2014 Plan.
Stock Options
The grant date fair value of stock option awards are estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Valuation assumptions for the years ended December 31, 2015, 2014 and 2013 are presented in the following table:

	Years Ended December 31,
	2015	2014	2013
Valuation assumptions:
Expected term (in years)	3.0-6.25	6.25	6.25
Expected volatility	37.2%-49.4%	54.3%–59.3%	54.9%–57.4%
Risk-free interest rate	1.1%-2.0%	1.8%–2.0%	1.0%–2.0%
Expected dividend yield	—%	—%	—%
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
Expected dividend yield: The Company does not expect to pay any dividends in the foreseeable future.

Stock option activity for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
December 31, 2012	4,226,883	1.32	—
Granted	1,294,150	4.40	—
Exercised	(547,981)	1.11	2,285
Forfeited	(309,607)	2.48	—
December 31, 2013	4,663,445	2.12	30,406
Granted	754,200	9.64	—
Exercised	(176,595)	1.20	1,428
Forfeited	(128,494)	5.40	—
December 31, 2014	5,112,556	3.19	21,116
Granted	698,764	7.84	—
Exercised	(632,829)	2.12	3,703
Forfeited	(306,542)	7.65	—
December 31, 2015	4,871,949	3.71	29,644

Vested and exercisable at December 31, 2015	3,575,646	$2.35	$26,590
As of December 31, 2015, stock options outstanding had a weighted average remaining contractual life of 6.1 years and vested and exercisable options had a weighted average remaining contractual life of 5.2 years.

The weighted-average grant date fair value of stock options granted and the fair value of options vested were as follows for the years ending December 31, 2015, 2014, and 2013:

	Weighted- Average Grant Date Fair Value	Fair Value of Options Vested
	(per share)	(in thousands)
Year:
2013	$2.97	$1,675
2014	$5.33	$2,203
2015	$3.46	$3,796

Restricted Stock Awards and Restricted Stock Units
The below table summarizes the Company’s restricted stock award activity for the years ending December 31, 2015, 2014 and 2013:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Restricted Stock
Nonvested stock award balance at December 31, 2012	—	$—
Restricted stock awards granted	732,708	4.77
Awards upon which restrictions lapsed	(10,482)	4.77
Restricted stock awards forfeited	—	—
Nonvested stock award balance at December 31, 2013	722,226	4.77
Restricted stock awards granted	6,126	5.79
Awards upon which restrictions lapsed	(143,967)	4.81
Restricted stock awards forfeited	—	—
Nonvested stock award balance at December 31, 2014	584,385	4.77
Restricted stock awards granted	2,385	7.26
Awards upon which restrictions lapsed	(119,262)	4.80
Restricted stock awards forfeited	—	—
Nonvested stock award balance at December 31, 2015	467,508	4.77
During the third quarters of 2015 and 2014, 116,877 shares of restricted stock, which were subject to a performance condition relating to the Company’s IPO, vested and resulted in $0.9 million and $1.6 million of expense, respectively, included in general and administrative expense in the consolidated statement of operations. The fair value of these vested shares was approximately $0.9 million and $1.2 million, respectively. The remaining 467,508 shares of unvested restricted stock related to this agreement are expected to vest over the remaining service term of approximately four years.
Stock-based compensation expense includes stock options, restricted stock units and restricted stock awards granted to employees and non-employees, and is reported in the Company’s consolidated statement of operations in claims expenses, other cost of revenue, sales and marketing, technology and development, and general and administrative expenses depending on the function performed by the employee or non-employee. Stock-based compensation expense recognized in each category of the consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Claims expenses	$219	$236	$184
Other cost of revenue	44	79	46
Sales and marketing	446	553	677
Technology and development	404	461	351
General and administrative	1,889	2,755	680
Total stock-based compensation	$3,002	$4,084	$1,938
As of December 31, 2015, the Company had unrecognized stock-based compensation expense of $5.5 million, which is expected to vest over a weighted-average period of approximately 2.6 years. As of December 31, 2015, the Company had 1,257,414 unvested stock options and 472,384 restricted stock awards that are expected to vest. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception.
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
As of December 31, 2015, the Company had 200,000,000 shares of common stock authorized and 28,396,189 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At December 31, 2015, the Company had 10,000,000 shares of undesignated shares of preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of all classes of stock outstanding at the time. The Company is unable to pay dividends to stockholders as of December 31, 2015 due to restrictions in its credit agreements.
Warrants
At December 31, 2015 and 2014, the Company had warrants to purchase 869,999 shares of common stock at $10.00 per share, which begin to expire in 2018. At the end of each reporting period prior to the IPO, the Company adjusted the fair value of the warrants (see Note 6). Immediately following the IPO, these warrants were no longer subject to contractual modification provisions and were reclassified from a liability classification to an equity classification on the consolidated balance sheet.

13. Segments
The Company has two segments: subscription business and other business. The subscription business segment includes monthly subscriptions related to the Company’s medical plan which are marketed directly to consumers, while the other business segment includes all other business that is not directly marketed to consumers. Prior to January 1, 2015, certain enrollments that were not marketed directly to consumers were included in the subscription business segment as they were not segregated in reporting used by the chief operating decision maker. As of January 1, 2015, the Company began reporting these pets in its other business segment due to the characteristics of this business being similar to other arrangements within the other business segment. In addition, the chief operating decision maker began using information related to the subscription business segment excluding these pets in order to evaluate the Company’s business and operations and make decisions. As such, these pets have been considered a part of the other business segment after January 1, 2015. Prior period segment information presented below has been recast to reflect this change.
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

Revenue and gross profit of the Company’s segments were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenue:
Subscription business	$133,406	$103,502	$76,413
Other business	13,557	12,408	7,416
	146,963	115,910	83,829
Claims expenses:
Subscription business	95,420	74,206	53,288
Other business	7,904	5,707	3,349
	103,324	79,913	56,637
Other cost of revenue:
Subscription business	14,008	10,963	8,106
Other business	4,402	5,160	3,442
	18,410	16,123	11,548
Gross profit:
Subscription business	23,978	18,333	15,019
Other business	1,251	1,541	625
	25,229	19,874	15,644
Sales and marketing	15,231	11,608	9,091
Technology and development	11,215	9,899	4,888
General and administrative	15,558	14,312	8,652
Operating loss	$(16,775)	$(15,945)	$(6,987)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$116,585	$86,494	$58,847
Canada	30,378	29,416	24,982
Total revenue	$146,963	$115,910	$83,829
Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2015 and 2014.

14. Dividend Restrictions and Statutory Surplus
The Company’s business operations are conducted through subsidiaries, one of which is an insurance company domiciled in New York, and one which is a segregated cell business, Wyndham Segregated Account AX, located in Bermuda. In addition to general state law restrictions on payments of dividends and other distributions to stockholders applicable to all corporations, insurance companies are subject to further regulations that, among other things, may require such companies to maintain certain levels of equity and restrict the amount of dividends and other distributions that may be paid to their parent corporations.
Under regulatory requirements at December 31, 2015, the amount of dividends that may be paid by the Company’s insurance subsidiary in New York to the Company without prior approval by regulatory authorities was less than $0.1 million. The initial dividend payment to be paid from the segregated cell business to the Company, will not be calculated until 24 months from the effective date and annually thereafter. During 2015, 2014 and 2013, the Company’s insurance subsidiaries did not pay any dividends to the Company.
The statutory net income for 2015, 2014 and 2013 and statutory capital and surplus at December 31, 2015, 2014 and 2013, for the Company’s insurance subsidiary was as follows (in thousands):

	As of December 31,
	2015	2014	2013
Statutory net income	$1,386	$990	$1,126
Statutory capital and surplus	26,068	23,661	16,875
As of December 31, 2015, the Company’s insurance subsidiary maintained $26.1 million of statutory capital and surplus which was above the required amount of $24.5 million of statutory capital and surplus to avoid additional regulatory oversight. As of December 31, 2015 and 2014, the Company had $6.5 million on deposit with various states in which it writes policies.

15. Related Parties
The Company is party to an arrangement with the father of the Company’s Chief Executive Officer, who serves as an independent contractor, to develop veterinary relationships and build referrals. The terms of the independent contractor agreement are consistent with the terms of other similar independent contractors that do business with the Company. Total amounts paid to the related party in 2015, 2014 and 2013 were $0.3 million.

16. Income Taxes
Income (loss) before income taxes was as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$(17,222)	$(21,371)	$(8,256)
Foreign	131	187	(11)
	$(17,091)	$(21,184)	$(8,267)

The components of income tax expense (benefit) were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
U.S. federal & state	$31	$26	$30
Foreign	84	(30)	(122)
	115	(4)	(92)
Deferred:
U.S. federal & state	—	—	—
Foreign	(1)	(3)	—
	(1)	(3)	—
Income tax expense (benefit)	$114	$(7)	$(92)

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is presented below:

	Years Ended December 31,
	2015	2014	2013
Federal income taxes at statutory rate	34.0%	34.0%	34.0%
Equity compensation	(1.2)	(0.9)	(8.6)
Change in valuation allowance	(34.9)	(32.5)	(25.1)
Other, net	1.4	(0.5)	0.8
Effective income tax rate	(0.7)%	0.1%	1.1%
The principal components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Years Ended December 31,
	2015	2014
Deferred tax assets:
Current:
Unearned premium reserves	$745	$863
Loss reserves	167	150
Other	690	801
Noncurrent:
Net operating loss carryforwards	20,514	14,346
Depreciation and amortization	451	356
Equity compensation	713	713
Other	96	228
Total deferred tax assets	23,376	17,457
Deferred tax liabilities:
Current:
Deferred costs	(189)	(140)
Noncurrent:
Intangible assets	(1,623)	(1,623)
Other	(72)	—
Total deferred tax liabilities	(1,884)	(1,763)
Total deferred taxes	21,492	15,694
Less deferred tax asset valuation allowance	(23,110)	(17,313)
Net deferred taxes	$(1,618)	$(1,619)

At December 31, 2015, the Company had federal net operating loss carryforwards of $63.5 million. Use of the carryforwards is limited based on the future income of the Company. The federal net operating loss carryforwards will begin to expire in 2027. Approximately $3.1 million of the net operating loss (NOL) carryforwards relate to tax deductible stock-based compensation in excess of amounts recognized for financial statement purposes. To the extent that net operating loss carryforwards, if realized, relate to excess stock-based compensation, the resulting tax benefits will be recorded to stockholders’ equity, rather than to results of operations. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards and credit carryforwards may be limited if the Company experiences an ownership change. The Company has not performed a significant analysis to determine whether the qualifying change in ownership that would limit the utilization of the NOLs has taken place.
A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2015 and 2014, because the Company’s management has determined that it is more likely than not that these assets will not be fully realized.
The Company is open to examination by the U.S. federal tax jurisdiction for the years ended December 31, 2012 through 2015. The Company is also open to examination for 2007 and forward with respect to net operating loss carryforwards generated and carried forward from those years in the United States. The Company is open to examination by the Canada Revenue Agency for the years ended December 31, 2011 through 2015 for all corporate tax matters, and open for the years ended December 31, 2008 through 2015 for transactions with non-arm’s length non-Canadian residents.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance, beginning of year	$65	$390	$526
Decreases to tax positions related to prior periods	—	(346)	(162)
Increases to tax positions related to the current year	15	21	26
Balance, end of year	$80	$65	$390

17. Employee Benefits
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

18. Quarterly Financial Information (Unaudited)

The following table contains selected unaudited financial data for each quarter of 2015 and 2014. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
	(in thousands, except share amounts)
Total revenues	$40,201	$37,865	$35,587	$33,310	$31,868	$30,312	$28,090	$25,640
Gross profit	7,270	6,591	5,786	5,582	5,524	4,445	5,150	4,756
Net loss	(3,001)	(4,643)	(4,625)	(4,936)	(4,276)	(8,509)	(3,479)	(4,913)
Net loss per share attributable to common stockholders:
Basic and diluted	(0.11)	(0.17)	(0.17)	(0.18)	(0.16)	(0.41)	(2.25)	(3.22)
Weighted average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	27,856,450	27,755,310	27,597,721	27,337,302	27,231,651	20,857,126	1,543,134	1,524,028

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this assessment, management concluded that, as of December 31, 2015, its internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item is incorporated herein by reference to our Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to our Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to our Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this Item is incorporated herein by reference to our Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 14. Principal Accountant Fees and Services
Information required by this Item is incorporated herein by reference to our Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Seattle, state of Washington, on this 16th day of February, 2016.

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

Date: February 16, 2016	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: February 16, 2016	/s/ Michael Banks
Michael Banks Chief Financial Officer(Principal Financial and Accounting Officer)

Date: February 16, 2016	/s/ Murray Low
Murray Low Chairman of the Board of Directors

Date: February 16, 2016	/s/ Chad Cohen
Chad Cohen Director

Date: February 16, 2016	/s/ Michael Doak
Michael Doak Director

Date: February 16, 2016	/s/ Robin Ferracone
Robin Ferracone Director

Date: February 16, 2016	/s/ Dan Levitan
Dan Levitan Director

Date: February 16, 2016	/s/ H. Hays Lindsley
H. Hays Lindsley Director

Date: February 16, 2016	/s/ Glenn Novotny
Glenn Novotny Director

Date: February 16, 2016	/s/ Howard Rubin
Howard Rubin Director

EXHIBIT INDEX
The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-36537	3.1	8/28/2014

3.2	Restated Bylaws of the Registrant.	10-Q	001-36537	3.2	8/28/2014

4.1	Form of Common Stock Certificate.	S-1	333-196814	4.1	6/16/2014

4.2	Third Amended and Restated Registration Rights Agreement, dated October 25, 2011, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-196814	4.4	6/16/2014

10.1+	Form of Indemnity Agreement.	S-1	333-196814	10.1	6/16/2014

10.2+	2007 Equity Compensation Plan and forms of stock option agreements and exercise notices, restricted stock notice agreement and restricted stock agreement thereunder.	S-1	333-196814	10.2	6/16/2014

10.3+	2014 Equity Incentive Plan and forms of stock option award agreement, restricted stock agreement and restricted stock unit award agreement thereunder.	S-1	333-196814	10.3	6/16/2014

10.4+	2014 Employee Stock Purchase Plan.	S-1	333-196814	10.4	6/16/2014

10.5+	Amended and Restated Employment Agreement, dated April 20, 2007, by and between the Registrant and Darryl Rawlings.	S-1	333-196814	10.6	6/16/2014

10.6+	Employment Agreement, dated June 13, 2012, by and between the Registrant and Michael Banks.	S-1	333-196814	10.7	6/16/2014

10.7+	Consulting Agreement, dated May 5, 2014, by and between the Registrant and Howard Rubin.	S-1	333-196814	10.8	6/16/2014

10.8+	Independent Contractor Agreement, effective as of March 7, 2014, by and between the Registrant and Peter R. Beaumont.	S-1	333-196814	10.9	6/16/2014

10.9	Amended and Restated Loan and Security Agreement, dated August 24, 2012, by and among the Registrant, Trupanion Managers USA, Inc. and Square 1 Bank, as amended.	S-1	333-196814	10.10	6/16/2014

10.10	Seventh Amendment to Amended and Restated Loan and Security Agreement, dated December 19, 2014, by and among the Registrant, Trupanion Managers USA, Inc. and Square 1 Bank.	10-K	001-36537	10.10	2/24/2015

10.11	Eighth Amendment to Amended and Restated Loan and Security Agreement, dated September 4, 2015, by and among the Registrant, Trupanion Managers USA, Inc. and Square 1 Bank.	10-Q	001-36537	10.2	11/4/2015

10.11	Lease Agreement, dated June 14, 2012, by and between American Pet Insurance Company and the Housing Authority of the City of Seattle, as amended.	S-1	333-196814	10.13	6/16/2014

10.12	Lease, dated August 29, 2011, by and between C.D. Stimson Company and American Pet Insurance Company.	S-1	333-196814	10.14	6/16/2014

10.12	Office Lease Agreement between Trupanion Inc. and Benaroya Capital Company, LLC, dated August 10, 2014.	10-Q	001-36537	10.1	11/4/2015

10.13†	Agency Agreement between Omega General Insurance Company and Trupanion Brokers Ontario, Inc., effective January 1, 2015.	10-K	001-36537	10.13	2/24/2015

10.14†	Fronting and Administration Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.	10-K	001-36537	10.14	2/24/2015

10.15†	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.	10-K	001-36537	10.15	2/24/2015

10.16†	Amendment to Lease Agreement, dated December 7, 2015, by and between American Pet Insurance Company and Selig Real Estate Holdings XXXIV, LLC, as amended.					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney (reference is made to the signature page hereto)					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

+	Indicates a management contract or compensatory plan or arrangement.
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

Schedule I - Condensed Financial Information of Registrant
Trupanion, Inc. Condensed Balance Sheets (Parent Company Only) (In thousands, except for share and per share data)

	As of December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$6,040	$45,042
Prepaid expenses and other assets	364	399
Total current assets	6,404	45,441
Equity method investment	300	—
Property and equipment, net	641	450
Intangible assets, net	4,784	4,847
Advances to and investments in subsidiaries	35,006	25,219
Total assets	$47,135	$75,957
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11	$7
Accrued liabilities	145	152
Deferred tax liabilities	169	124
Total current liabilities	325	283
Long-term debt	—	14,900
Deferred tax liabilities	1,454	1,499
Total liabilities	1,779	16,682
Stockholders’ equity:
Common stock, $0.00001 par value per share, 200,000,000 shares authorized at December 31, 2015 and December 31, 2014, 29,017,168 and 28,396,189 issued and outstanding at December 31, 2015; 28,451,920 and 27,830,941 shares issued and outstanding at December 31, 2014.	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 authorized at December 31, 2015 and December 31, 2014, and 0 issued and outstanding at December 31, 2015 and December 31, 2014.	—	—
Additional paid-in capital	122,844	119,045
Accumulated other comprehensive (loss) income	(502)	11
Accumulated deficit	(74,385)	(57,180)
Treasury stock, at cost: 620,979 shares at December 31, 2015 and December 31, 2014.	(2,601)	(2,601)
Total stockholders’ equity	45,356	59,275
Total liabilities and stockholders’ equity	$47,135	$75,957

Trupanion, Inc. Condensed Statements of Comprehensive Loss (Parent Company Only) (In thousands)

	Years Ended December 31,
	2015	2014	2013
Expenses:
Claims expenses	$226	$240	$187
Other costs of revenue	44	79	46
Sales and marketing	621	553	677
Technology and development	628	528	391
General and administrative	3,852	4,108	1,131
Total expenses	5,371	5,508	2,432
Operating loss	(5,371)	(5,508)	(2,432)
Interest expense	325	6,726	609
Other (income) loss	(2)	(1,575)	630
Loss before equity in undistributed earnings of subsidiaries	(5,694)	(10,659)	(3,671)
Equity in undistributed earnings of subsidiaries	(11,511)	(10,518)	(4,504)
Net loss	$(17,205)	$(21,177)	$(8,175)
Other comprehensive (loss) income, net of taxes:
Other comprehensive (loss) income of subsidiaries	(513)	175	(22)
Other comprehensive (loss) income	(513)	175	(22)
Comprehensive loss	$(17,718)	$(21,002)	$(8,197)

Trupanion, Inc. Condensed Statements of Cash Flows (Parent Company Only) (In thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(17,205)	$(21,177)	$(8,175)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Loss attributable to equity method investments	11,511	10,518	4,504
Depreciation and amortization	126	67	37
Amortization of debt discount and prepaid loan fees	21	5,033	36
Warrant expense	—	(1,574)	543
Stock-based compensation expense	3,002	4,084	1,938
Other	—	—	52
Changes in operating assets and liabilities:
Prepaid expenses and other assets	14	(339)	(64)
Accounts payable	(1,389)	889	1,840
Accrued liabilities	(8)	(84)	206
Net cash (used in) provided by operating activities	(3,928)	(2,583)	917
Investing activities
Purchases of property and equipment	(149)	(243)	(65)
Equity method investment	(300)	—	—
Advances to and investments in subsidiaries	(19,900)	(22,209)	(9,455)
Net cash used in investing activities	(20,349)	(22,452)	(9,520)
Financing activities
Restricted cash	—	3,000	(3,000)
Tax withholding on restricted stock	(643)	—	—
Proceeds from exercise of stock options	1,335	211	607
Repayment of debt financing	(14,900)	(15,000)	20,000
Other financing costs	—	(103)	(56)
Net Proceeds from IPO	—	72,755	—
Net cash (used in) provided by financing activities	(14,208)	60,863	17,551
Effect of foreign exchange rates on cash, net	(517)	175	(22)
Net increase (decrease) in cash and cash equivalents	(39,002)	36,003	8,926
Cash and cash equivalents at beginning of year	45,042	9,039	113
Cash and cash equivalents at end of year	$6,040	$45,042	$9,039
Supplemental disclosures
Income taxes paid	—	—	—
Interest paid	(155)	(1,494)	(642)
Noncash investing and financing activities:
Warrants issued in conjunction with debt issuance	—	1,124	3,806
Exchange of stock and intangible asset for equity method investment	—	—	448
Cashless exercise of preferred stock warrants	—	1,270	—
Common stock warrant reclassification to equity	—	3,180	—

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