Form 10-Q
period 2016-03-31
TRUPANION INC.
filed 2016-05-06
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 28, 2016 there were approximately 28,655,461 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Trupanion, Inc. Consolidated Statements of Operations (in thousands, except for share and per share data) (unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$42,699	$33,310
Cost of revenue:
Claims expenses	30,604	23,351
Other cost of revenue	4,791	4,377
Gross profit	7,304	5,582
Operating expenses:
Sales and marketing	3,840	3,651
Technology and development	2,287	2,798
General and administrative	3,722	3,697
Total operating expenses	9,849	10,146
Operating loss	(2,545)	(4,564)
Interest expense	30	245
Other (income) expense, net	(17)	19
Loss before income taxes	(2,558)	(4,828)
Income tax expense	14	108
Net loss	$(2,572)	$(4,936)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.18)
Weighted-average shares used to compute net loss per share attributable to common stock holders:
Basic and diluted	27,999,248	27,337,302

Trupanion, Inc. Consolidated Statements of Comprehensive Loss (in thousands) (unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(2,572)	$(4,936)
Other comprehensive income (loss):
Foreign currency translation adjustments	289	(129)
Change in unrealized losses on available-for-sale securities	2	(8)
Other comprehensive income (loss), net of taxes	291	(137)
Comprehensive loss	$(2,281)	$(5,073)

Trupanion, Inc. Consolidated Balance Sheets (in thousands, except for share data)

	March 31, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$17,526	$17,956
Short-term investments	25,567	25,288
Accounts and other receivables	8,464	8,196
Prepaid expenses and other assets	2,038	2,193
Total current assets	53,595	53,633
Long-term investments, at fair value	2,489	2,388
Equity method investment	296	300
Property and equipment, net	9,587	9,719
Intangible assets, net	4,865	4,854
Other long term assets	38	23
Total assets	$70,870	$70,917
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,027	$1,289
Accrued liabilities	2,988	4,189
Claims reserve	6,854	6,274
Deferred revenue	11,785	11,042
Deferred tax liabilities	169	169
Other payables	809	654
Total current liabilities	23,632	23,617
Long-term debt	968	—
Deferred tax liabilities	1,431	1,433
Other liabilities	531	511
Total liabilities	26,562	25,561
Stockholders’ equity:
Common stock, $0.00001 par value per share, 200,000,000 shares authorized at March 31, 2016 and December 31, 2015, 29,195,507 and 28,574,528 issued and outstanding at March 31, 2016; 29,017,168 and 28,396,189 shares issued and outstanding at December 31, 2015.	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 authorized at March 31, 2016 and December 31, 2015, and 0 issued and outstanding at March 31, 2016 and December 31, 2015.	—	—
Additional paid-in capital	124,077	122,844
Accumulated other comprehensive loss	(211)	(502)
Accumulated deficit	(76,957)	(74,385)
Treasury stock, at cost: 620,979 shares at March 31, 2016 and December 31, 2015.	(2,601)	(2,601)
Total stockholders’ equity	44,308	45,356
Total liabilities and stockholders’ equity	$70,870	$70,917

Trupanion, Inc. Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(2,572)	$(4,936)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	785	566
Stock-based compensation expense	696	703
Other	9	(116)
Changes in operating assets and liabilities:
Accounts receivables	(234)	75
Prepaid expenses and other current assets	153	(152)
Accounts payable	(200)	(387)
Accrued liabilities	(1,267)	(736)
Claims reserve	521	76
Deferred revenue	676	329
Other payables	135	(330)
Net cash used in operating activities	(1,298)	(4,908)
Investing activities
Purchases of investment securities	(3,959)	(3,206)
Maturities of investment securities	3,700	4,245
Purchases of property and equipment	(653)	(1,590)
Other	(34)	—
Net cash used in investing activities	(946)	(551)
Financing activities
Tax withholding on restricted stock	—	(384)
Proceeds from exercise of stock options	486	367
Proceeds from (repayment of) debt financing	987	(14,900)
Net cash provided by (used in) financing activities	1,473	(14,917)
Effect of foreign exchange rates on cash, net	341	(228)
Net change in cash and cash equivalents	(430)	(20,604)
Cash and cash equivalents at beginning of period	17,956	53,098
Cash and cash equivalents at end of period	$17,526	$32,494
Supplemental disclosures
Income taxes paid	—	(98)
Interest paid	(16)	(249)
Noncash investing and financing activities:
Increase in payables for property and equipment	58	367

Trupanion, Inc.
Notes to the Consolidated Financial Statements (unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies
Description of Business
Trupanion, Inc. (collectively with its wholly-owned subsidiaries, the Company) provides medical insurance plans for cats and dogs throughout the United States, Canada and Puerto Rico.
Basis of Presentation
The consolidated balance sheet data as of December 31, 2015 was derived from audited consolidated financial statements. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission on February 17, 2016. The accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period.
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
Accumulated Other Comprehensive Loss
There were no reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2016 and 2015.
Recent Accounting Pronouncements
In May 2015, the FASB issued an ASU amending short-term insurance contract disclosures and requiring more detailed disclosures to enable users of financial statements to understand information relating to liabilities for unpaid claims and claims adjustment expenses. Additionally, the amendments will also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate these liabilities. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. Early adoption of this guidance is permitted, and must be applied retrospectively by providing comparative disclosures for each period presented. The Company plans to adopt this guidance as of January 1, 2016. The Company is in the process of assessing the impact of this guidance.
In November 2015, the FASB issued an ASU amending the accounting for income taxes and requiring all deferred tax assets and liabilities be classified as non-current on the consolidated balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The ASU may be adopted either prospectively or retrospectively. The Company plans to prospectively adopt this guidance as of January 1, 2017. The Company is in the process of assessing the impact of this guidance.
In February 2016, the FASB issued an ASU amending the lease presentation guidance. The ASU requires organizations that lease assets to recognize the rights and obligations created by those leases on the balance sheet. This ASU is effective for fiscal years beginning after December 15, 2018 including interim periods within that reporting period, with early adoption permitted. The Company plans to adopt this guidance as of January 1, 2019. The Company is in the process of assessing the impact of this guidance.

In March 2016, the FASB issued an ASU amending the accounting for employee share-based payments, including income tax recognition and classification. The entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. Additionally, tax withholding of shares will be allowed to be up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, with early adoption permitted. The Company plans to adopt this guidance as of January 1, 2017. The Company is in the process of assessing the impact of this guidance.
2. Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Excluded from the weighted-average number of shares outstanding are shares that have been issued and are subject to future vesting and unvested restricted stock. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Potentially dilutive common stock equivalents are comprised of unvested restricted stock, stock options, and warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
The following potentially dilutive equity securities are not included in the diluted net loss per common share calculation because they would have had an antidilutive effect:

	As of March 31,
	2016	2015
Stock options	4,760,535	4,677,592
Restricted stock awards and units	472,384	592,625
Warrants	869,999	869,999

3. Investment Securities
The amortized cost, gross unrealized holding losses, and fair value of available-for-sale and short-term investments by major security type and class of security were as follows as of March 31, 2016 and December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
As of March 31, 2016
Available-for-sale:
Foreign deposits	$1,541	$—	$1,541
Municipal bond	1,000	(52)	948
	$2,541	$(52)	$2,489
Short-term investments:
U.S. Treasury securities	$5,891	$—	$5,891
Certificates of deposit	670	—	670
U.S. government funds	19,006	—	19,006
	$25,567	$—	$25,567

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2015
Available-for-sale:
Foreign deposits	$1,442	$—	$1,442
Municipal bond	1,000	(54)	946
	$2,442	$(54)	$2,388
Short-term investments:
U.S. Treasury securities	$5,683	$—	$5,683
Certificates of deposit	1,551	—	1,551
U.S. government funds	18,054	—	18,054
	$25,288	$—	$25,288
Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	March 31, 2016
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$—	$—
Due after one year through five years	1,541	1,541
Due after five years through ten years	1,000	948
Due after ten years	—	—
	$2,541	$2,489
The Company had one investment with an unrealized loss of $0.1 million and a fair value of $0.9 million at March 31, 2016 and December 31, 2015, respectively. The debt security has been in the unrealized loss position for more than 12 months. The Company has assessed the bond for credit impairment and has determined that there is no intent to sell this bond and it is likely that it will hold the investment for a period of time sufficient to allow for a recovery. Furthermore, future payments on this bond are insured by a financial guarantee insurer. Therefore, the Company believes that the unrealized loss on this bond constitutes a temporary impairment.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Foreign deposits	$1,541	$1,541	$—	$—
Municipal bond	948	—	948	—
Money market funds	6,954	6,954	—	—
Total	$9,443	$8,495	$948	$—

	As of December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Foreign deposits	$1,442	$1,442	$—	$—
Municipal bond	946	—	946	—
Money market funds	7,545	7,545	—	—
Total	$9,933	$8,987	$946	$—
The Company estimates fair value for its long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long term debt approximated fair value at March 31, 2016.
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the three months ended March 31, 2016 and 2015.
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

5. Debt
The Company has a revolving line of credit with a bank, which is secured by any and all interest the Company has in assets that are not otherwise restricted. The revolving line of credit bears a variable interest rate equal to the greater of 4.5% or 1.25% plus the prime rate. Interest expense is due monthly on the outstanding principal amount with all amounts outstanding under the revolving line of credit due upon maturity in July 2017. The credit agreement requires the Company to comply with various financial and non-financial covenants. As of March 31, 2016, the Company is in compliance with all covenants. This facility also currently has a compensating balance requirement of $0.5 million and an irrevocable standby letter of credit totaling $1.1 million, which reduces the amount available on the line of credit. As of March 31, 2016, the Company had $17.4 million available under its revolving line of credit.
Borrowings on the revolving line of credit are limited to the lesser of $20.0 million in 2016 and 2015, and the total amount of cash and securities held by American Pet Insurance Company (APIC), less up to $3.0 million for obligations the Company may have outstanding for other ancillary services in the future. As of March 31, 2016, the Company had $1.0 million outstanding under this facility.
6. Commitments and Contingencies
During 2016, the Company has entered into strategic marketing and service provider agreements, as well as other agreements with various parties. As of the March 31, 2016, these agreements resulted in an increase in future commitments of $1.3 million for the remainder of 2016, $0.3 million in 2017 and $0.1 million in 2018.
The Company received an inquiry from the Washington State Office of the Insurance Commissioner (OIC) in December 2012 concerning whether subsidiaries of the Company were properly licensed, and whether certain of its employees were properly licensed, under Washington law. A regulatory examination took place during the third and fourth quarters of 2014. On September 22, 2015, the OIC issued its report and the Company timely issued a response during the fourth quarter of 2015. As of March 31, 2016 and December 31, 2015, the Company had accrued liabilities of $0.4 million for this matter. Adverse outcomes beyond recorded amounts are reasonably possible. At this stage in the matter, however, the Company is unable to estimate a possible loss or range of possible loss beyond amounts accrued.
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
7. Stock-Based Compensation
The following table presents information regarding stock options granted, exercised and forfeited for the periods presented:

	Number Of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
December 31, 2015	4,871,949	$3.71	$29,644
Granted	180,373	8.62
Exercised	(179,737)	2.74	1,170
Forfeited	(112,050)	6.73
March 31, 2016	4,760,535	3.87	28,655

Vested and exercisable at March 31, 2016	3,523,513	$2.48	$26,045
As of March 31, 2016, the stock options outstanding had a remaining contractual life of 6.0 years.
Stock-based compensation expense includes stock options and restricted stock awards and units granted to employees and non-employees and has been reported in the Company’s statements of operations in claims expenses, other cost of revenue, sales and marketing, technology and development, and general and administrative expenses depending on the function performed by the employee or non-employee. The Company measures compensation expense on a straight-line basis except for restricted stock with a performance condition which is measured on a graded vesting schedule. The remaining 467,508 shares of unvested restricted stock measured on a graded vesting schedule are expected to vest over the remaining service term of approximately 3.5 years.

As of March 31, 2016, the Company had unrecognized stock-based compensation of $5.0 million, which is expected to vest over a weighted-average period of approximately 2.3 years. As of March 31, 2016, the Company had 1,199,911 unvested stock options and 472,384 restricted stock awards and units that are expected to vest. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The expense recognized in each category is provided in the table below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Claims expenses	$58	$53
Other cost of revenue	8	16
Sales and marketing	82	130
Technology and development	55	121
General and administrative	493	383
Total stock-based compensation	$696	$703

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
Revenue and gross profit of the Company’s segments were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue:
Subscription business	$39,143	$30,056
Other business	3,556	3,254
	42,699	33,310
Claims expenses:
Subscription business	28,510	21,502
Other business	2,094	1,849
	30,604	23,351
Other cost of revenue:
Subscription business	3,693	3,264
Other business	1,098	1,113
	4,791	4,377
Gross profit:
Subscription business	6,940	5,290
Other business	364	292
	7,304	5,582
Sales and marketing:
Subscription business	3,802	3,625
Other business	38	26
	3,840	3,651
Technology and development	2,287	2,798
General and administrative	3,722	3,697
Operating loss	$(2,545)	$(4,564)
The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended March 31,
	2016	2015
United States	$34,477	$25,831
Canada	8,222	7,479
Total revenue	$42,699	$33,310
Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2016 and December 31, 2015.

9. Subsequent Events
On April 11, 2016, the Company entered into a two year lease agreement to lease office furniture and information technology equipment. Lease payments are anticipated to begin during the second quarter of 2016. The total amount available over the life the lease will be up to $0.8 million at an interest rate of 3.5% to 4.7% for hardware costs and non-hardware costs.

Item 2. - Management’s Discussion and Analysis of Financial Conditions and Results of Operations
Overview
We provide a medical plan for cats and dogs throughout the United States, Canada and Puerto Rico. Our data-driven, vertically-integrated approach enables us to provide pet owners with what we believe is the highest value medical plan for their pets, priced specifically for each pet’s unique characteristics. Our growing and loyal member base provides us with highly predictable and recurring revenue. We operate our business similar to other subscription-based businesses, with a focus on maximizing the lifetime value of each pet while sustaining a favorable ratio of lifetime value relative to pet acquisition cost.
We operate in two business segments: subscription business and other business. We generate revenue in our subscription business segment primarily from subscription fees for our medical plan, which we market to consumers. Our medical plan automatically renews on a monthly basis, and members pay the subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit card, debit card or bank account through automatic funds transfer. Subscription revenue is recognized on a pro rata basis over the monthly enrollment term. We generate revenue in our other business segment primarily from operations that are not marketed directly to consumers. These operations include policies that provide different coverage and are subject to materially different terms and conditions than our primary medical plan.
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
Our revenue increased from $33.3 million for the three months ended March 31, 2015 to $42.7 million for the three months ended March 31, 2016, representing 28% year-over-year growth. We have made and expect to continue to make substantial investments in member acquisition and in expanding our operations. For the three months ended March 31, 2016 and 2015, we had a net loss of $2.6 million and $4.9 million respectively. As of March 31, 2016, our accumulated deficit was $77.0 million.

Key Financial and Operating Metrics
The following tables set forth our key financial and operating metrics for our subscription business for the periods ended March 31, 2016 and 2015 and for each of the last eight fiscal quarters.

	Three Months Ended
	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014
Total pets enrolled (at period end)	307,298	291,818	276,988	259,948	246,106	232,450	221,479	207,969
Total subscription pets enrolled (at period end)	287,123	272,636	258,546	241,808	228,409	215,491	205,194	192,338
Monthly adjusted revenue per pet	$46.12	$45.48	$45.15	$45.10	$44.34	$44.79	$44.88	$43.60
Lifetime value of a pet (LVP)	$603	$591	$591	$570	$567	$591	$580	$602
Average pet acquisition cost (PAC)	$123	$132	$129	$133	$134	$145	$115	$114
Average monthly retention	98.65%	98.64%	98.66%	98.67%	98.66%	98.69%	98.67%	98.65%
Adjusted EBITDA (in thousands)	$(1,066)	$(1,588)	$(3,211)	$(3,165)	$(3,333)	$(2,903)	$(2,908)	$(2,459)
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

Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of March 31, 2016 is an average of each month’s retention from April 1, 2015 through March 31, 2016. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total subscription pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months and manage our business.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we define as net loss excluding stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, change in fair value of warrant liabilities, income tax (benefit) expense and loss from equity method investment. For more information about adjusted EBITDA and a reconciliation of net loss to adjusted EBITDA, see Non-GAAP Financial Measures below.
Non-GAAP Financial Measures
We believe that using adjusted revenue, acquisition cost, net acquisition cost and adjusted EBITDA to calculate and present certain of our other key metrics is helpful to our investors. These measures, which are non-GAAP financial measures, are not prepared in accordance with U.S. GAAP. We define adjusted revenue as revenue from our subscription business segment excluding sign-up fee revenue and the change in deferred revenue between periods. We define acquisition cost as sales and marketing expenses, excluding stock-based compensation expense. We define net acquisition cost as acquisition cost net of sign-up fee revenue and other business segment sales and marketing expenses. We define adjusted EBITDA as net loss excluding stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, change in fair value of warrant liabilities, income tax expense (benefit) and loss from equity method investment.
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
Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company’s non-cash expenses, we believe that providing non-GAAP financial measures such as acquisition cost, net acquisition cost and adjusted EBITDA that exclude stock-based compensation expense and, in the case of adjusted EBITDA, the change in fair value of warrant liabilities and loss from equity method investments allows for more meaningful comparisons between our operating results from period to period. We exclude sign-up fee revenue from the calculation of adjusted revenue because we collect it from new members at the time of enrollment and consider it to be an offset to a portion of our sales and marketing expenses. For this reason, we also net sign-up fees with sales and marketing expenses in our calculation of net acquisition cost. We exclude changes in deferred revenue from the calculation of adjusted revenue in order to eliminate fluctuations caused by the timing of pet enrollment during the last month of any particular period in which such measures are being presented or utilized. We exclude the change in fair value of warrant liabilities from our calculation of adjusted EBITDA in order to eliminate fluctuations caused by changes in our stock price. We believe this allows us to calculate and present adjusted revenue, acquisition cost, net acquisition cost and the related financial measures we derive from them, as well as adjusted EBITDA, in a consistent manner across periods. Our non-GAAP financial measures and the related financial measures we derive from them are important tools for financial and operational decision-making and for evaluating our own operating results over different periods of time.

The following table reflects the reconciliation of adjusted revenue to revenue:

	Three Months Ended
	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014
	(in thousands)
Revenue	$42,699	40,201	$37,865	$35,587	$33,310	$31,868	$30,312	$28,090
Excluding:
Other business revenue	(3,556)	(3,479)	(3,445)	(3,379)	(3,254)	(3,251)	(3,200)	(3,178)
Change in deferred revenue	421	378	423	321	328	247	385	84
Sign-up fee revenue	(527)	(506)	(542)	(451)	(484)	(363)	(425)	(407)
Adjusted revenue	$39,037	$36,594	$34,301	$32,078	$29,900	$28,501	$27,072	$24,589
The following table reflects the reconciliation of acquisition cost and net acquisition cost to sales and marketing expense:

	Three Months Ended
	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014
	(in thousands)
Sales and marketing expense	$3,840	$3,919	$4,128	$3,533	$3,651	$3,218	$2,934	$2,810
Excluding:
Stock-based compensation expense	(82)	(104)	(102)	(110)	(130)	(147)	(115)	(144)
Acquisition cost	3,758	3,815	4,026	3,423	3,521	3,071	2,819	2,666
Net of:
Sign-up fee revenue	(527)	(506)	(542)	(451)	(484)	(363)	(425)	(407)
Other business segment sales and marketing expense	(38)	(8)	(16)	(30)	(26)	(30)	(22)	(28)
Acquisition cost	$3,193	$3,301	$3,468	$2,942	$3,011	$2,678	$2,372	$2,231

The following table reflects the reconciliation of adjusted EBITDA to net loss:

	Three Months Ended
	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014
	(in thousands)
Net loss	$(2,572)	(3,001)	$(4,643)	$(4,625)	$(4,936)	$(4,276)	$(8,509)	$(3,479)
Excluding:
Stock-based compensation expense	696	653	749	897	703	890	2,001	626
Depreciation and amortization expense	785	741	672	563	566	441	505	419
Interest income	(23)	(19)	(19)	(18)	(19)	(18)	(20)	(18)
Interest expense	30	26	14	40	245	103	5,155	726
Change in fair value of warrant liabilities	—	—	—	—	—	—	(2,054)	(740)
Income tax expense (benefit)	14	12	16	(22)	108	(43)	14	7
Loss from equity method investments	4	—	—	—	—	—	—	—
Adjusted EBITDA	$(1,066)	$(1,588)	$(3,211)	$(3,165)	$(3,333)	$(2,903)	$(2,908)	$(2,459)
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
Investment in pet acquisition. We have made and plan to continue to make significant investments to grow our member base. Our net acquisition cost and the number of new members we enroll depends on a number of factors, including the amount we elect to invest in sales and marketing activities in any particular period in the aggregate and by channel, effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied and in the future may significantly vary from period to period based upon specific marketing initiatives and the actual or expected relationship to LVP. For example, veterinary trade show costs may increase our average pet acquisition costs (historically, these trade shows occur during the first quarter of each year) and the timing of our Territory Partner conference may increase our average pet acquisition cost in a given period (historically, during the fourth quarter of each year). We also regularly test new member acquisition channels and marketing initiatives, which may be more expensive than our traditional marketing channels and increase our average acquisition costs. We plan to expand the number of Territory Partners and continue testing new member acquisition channels and marking initiatives, which is likely to increase our average pet acquisition cost. We continually assess our sales and marketing activities by monitoring the ratio of LVP to PAC.
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
Geographic mix of sales. The relative mix of our business between the United States and Canada impacts the monthly adjusted revenue per pet we receive. Prices for our plan in Canada are generally higher than in the United States (in local currencies), which is consistent with the relative cost of veterinary care in each country. As our revenue has grown faster in the United States compared to Canada, this geographic shift in the mix of business has reduced the growth in our monthly adjusted revenue per pet. In addition, as our mix of revenue changes between the United States and Canada, our exposure to foreign exchange fluctuations will be impacted.

Other business segment. Our other business segment includes revenue and expenses related to our writing of policies for an unaffiliated general agent. This relationship can be canceled by the unaffiliated general agent within 360 days' notice and we are unlikely to be able to replace it with a similar contract quickly, if at all. A cancellation of this contract would result in the policies and revenue being run off over a period of 12 months and could have a material impact on our results of operations. Our other business segment also includes revenue and expenses related to policies written under a federal government program. We may enter into additional relationships to the extent we believe they will be profitable to us, which could also impact our operating results.
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
Other cost of revenue
Other cost of revenue for our subscription business segment includes direct and indirect member service expenses, renewal fees to our Territory Partners, credit card transaction fees and premium tax expenses. Other cost of revenue for our other business segment includes the commission we pay to the unaffiliated general agent and premium taxes on other policies in this segment.
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
Sales and Marketing
Sales and marketing expenses primarily consist of costs to educate veterinarians and policy holders about our plan, converting leads to enrolled pets, print, online and promotional advertising costs, strategic partnership fees and employee compensation and related costs. Sales and marketing expenses are driven primarily by investments to acquire new members. We plan to continue to invest in existing and new member acquisition channels and marketing initiatives to grow our business. Investments in new member acquisition channels and marketing initiatives are generally more expensive than our traditional marketing channels and increase our average pet acquisition cost. We expect sales and marketing expenses to increase in absolute dollars, although it may fluctuate as a percentage of revenue. We generally target a ratio of lifetime value of a pet to average pet acquisition cost of 5 to 1.
Technology and Development
Technology and development expenses primarily consist of personnel costs and related expenses for our operations staff, which includes information technology development and infrastructure support, third-party services and depreciation of hardware and amortization of capitalized software and intangible assets. We expect technology and development expenses to decrease as a percentage of revenue in the near term as fewer resources are needed for the development of our direct pay technology.
General and Administrative
General and administrative expenses consist primarily of personnel costs and related expenses for our finance, actuarial, human resources, regulatory, legal, general management functions, as well as facilities and professional services. We expect general and administrative expenses to decrease as a percentage of revenue as we continue to experience scale in our fixed costs.

Results of Operations
The following tables set forth our results of operations for the periods presented both in absolute dollars and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscription business	$39,143	$30,056
Other business	3,556	3,254
Total revenue	42,699	33,310
Cost of revenue:
Subscription business(1)	32,203	24,766
Other business	3,192	2,962
Total cost of revenue	35,395	27,728
Gross profit:
Subscription business	6,940	5,290
Other business	364	292
Total gross profit	7,304	5,582
Operating expenses:
Sales and marketing(1)	3,840	3,651
Technology and development(1)	2,287	2,798
General and administrative(1)	3,722	3,697
Total operating expenses	9,849	10,146
Operating loss	(2,545)	(4,564)
Interest expense	30	245
Other (income) expense, net	(17)	19
Loss before income taxes	(2,558)	(4,828)
Income tax expense	14	108
Net loss	$(2,572)	$(4,936)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of revenue	$66	$69
Sales and marketing	82	130
Technology and development	55	121
General and administrative	493	383
Total stock-based compensation expense	$696	$703

	Three Months Ended March 31,
	2016	2015
	(as a % of revenue)
Revenue	100%	100%
Cost of revenue	83	83
Gross profit	17	17
Operating expenses:
Sales and marketing	9	11
Technology and development	5	8
General and administrative	9	11
Total operating expenses	23	30
Operating loss	(6)	(14)
Interest expense	—	1
Other (income) expense, net	—	—
Loss before income taxes	(6)	(14)
Income tax expense (benefit)	—	—
Net loss	(6)%	(15)%

	Three Months Ended March 31,
	2016	2015
	(as a % of subscription revenue)
Subscription business revenue	100%	100%
Subscription business cost of revenue	82	82
Subscription business gross profit	18%	18%

Comparison of Three Months Ended March 31, 2016 and 2015

Revenue

	Three Months Ended March 31,		% Change
	2016	2015
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$39,143	$30,056	30%
Other business	3,556	3,254	9
Total revenue	$42,699	$33,310	28
Percentage of Revenue by Segment:
Subscription business	92%	90%
Other business	8	10
Total revenue	100%	100%
Subscription Business:
Total pets enrolled (at period end)	307,298	246,106	25
Subscription pets enrolled (at period end)	287,123	228,409	26
Monthly adjusted revenue per pet	$46.12	$44.34	4
Average monthly retention	98.65%	98.66%
Three months ended March 31, 2016 compared to three months ended March 31, 2015. Total revenue increased by $9.4 million to $42.7 million for the three months ended March 31, 2016, or 28%. Revenue from our subscription business segment increased by $9.1 million to $39.1 million for the three months ended March 31, 2016, or 30%. This increase in subscription business revenue was primarily due to a 26% increase in subscription pets enrolled as of March 31, 2016 compared to March 31, 2015. Adjusted revenue per pet increased from $44.34 to $46.12, or 4%, for the same period due to increases in pricing to cover the increased cost of veterinary care. The impact of the increase was partially offset by an approximate $0.9 million negative impact on our Canadian revenue due to changes in foreign exchange rates when compared to the three months ended March 31, 2015. Revenue from our other business segment increased $0.3 million to $3.6 million for the three months ended March 31, 2016, or 9%, due to an increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2016	2015
	(in thousands, except percentages and pet data)
Cost of Revenue:
Subscription business:
Claims expenses	$28,510	$21,502	33%
Other cost of revenue	3,693	3,264	13
Total cost of revenue	32,203	24,766	30
Gross profit	6,940	5,290	31
Other business:
Claims expenses	2,094	1,849	13
Other cost of revenue	1,098	1,113	(1)
Total cost of revenue	3,192	2,962	8
Gross profit	364	292	25
Total pets enrolled (at period end)	307,298	246,106	25
Total subscription pets enrolled (at period end)	287,123	228,409	26
Percentage of Revenue by Segment:
Subscription business:
Claims expenses	73%	72%
Other cost of revenue	9	11
Total cost of revenue	82	82
Gross profit	18	18
Other business:
Claims expenses	59	57
Other cost of revenue	31	34
Total cost of revenue	90	91
Gross profit	10	9
Three months ended March 31, 2016 compared to three months ended March 31, 2015. Cost of revenue for our subscription business segment was $32.2 million, or 82% of revenue, for the three months ended March 31, 2016, compared to $24.8 million, or 82% of revenue, for the three months ended March 31, 2015. This $7.4 million increase in subscription cost of revenue was primarily the result of a 26% increase in enrolled pets and a 33% increase in claims expense for our subscription business, offset by economies of scale in our other cost of revenue. Compensation expense and related costs increased by $0.5 million due to an increase in employee headcount to service our growth and improve our member experience. There was a $0.7 million benefit of foreign exchange rates on our Canadian costs. Cost of revenue for our other business segment increased $0.2 million to $3.2 million for the three months ended March 31, 2016, due to an increase in enrolled pets in this segment.

Sales and Marketing Expenses

	Three Months Ended March 31,		% Change
	2016	2015
	(in thousands, except percentages and pet and per pet data)
Sales and marketing	$3,840	$3,651	5%
Percentage of total revenue	9%	11%

Subscription Business:
Total subscription pets enrolled (at period end)	287,123	228,409	26
Average pet acquisition cost (PAC)	$123	$134	(8)
Lifetime Value of Pet (LVP)	$603	$567	6
Three months ended March 31, 2016 compared to three months ended March 31, 2015. Sales and marketing expenses increased $0.2 million to $3.8 million for the three months ended March 31, 2016, or 5%. The increase in sales and marketing expenses was primarily due to an increase in brand development and investments in our territory partner network. Sales and marketing expenses decreased from 11% to 9% as a percentage of revenue, as our LVP to PAC ratio increased from 4.2:1 to 4.9:1 for the three months ended March 31, 2016.

Technology and Development Expenses

	Three Months Ended March 31,		% Change
	2016	2015
	(in thousands, except percentages)
Technology and development	$2,287	$2,798	(18)%
Percentage of total revenue	5%	8%
Three months ended March 31, 2016 compared to three months ended March 31, 2015. Technology and development expenses decreased $0.5 million to $2.3 million for the three months ended March 31, 2016, or 18%. The decrease was primarily due to a decrease of $0.7 million in expense for technology and development projects, including the development of our direct pay initiative. This was offset by a $0.2 million increase in amortization expense, driven by several projects being placed into service between the first quarter of 2015 and the first quarter of 2016.

General and Administrative Expenses

	Three Months Ended March 31,		% Change
	2016	2015
	(in thousands, except percentages)
General and administrative	$3,722	$3,697	1%
Percentage of total revenue	9%	11%
Three months ended March 31, 2016 compared to three months ended March 31, 2015. General and administrative expenses remained consistent at $3.7 million for the three months ended March 31, 2016. General and administrative expenses decreased from 11% to 9% as a percentage of revenue for the three months ended March 31, 2016, as we experienced scale in our support functions.

Other (Income) Expense, Net

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Interest expense	$30	$245
Other (income) expense, net	(17)	19
Total other expense, net	$13	$264
Three months ended March 31, 2016 compared to three months ended March 31, 2015. Total other expense, net decreased $0.3 million for the three months ended March 31, 2016. This was primarily due to a $0.2 million decrease in interest expense resulting from a lower outstanding loan balance compared to prior year.
Liquidity and Capital Resources
Since inception, we have financed our operations and met capital requirements primarily through the sale of equity securities and from borrowings. Our principal uses of cash are paying claims, funding operations and capital requirements, investing in new member acquisition, enhancements to our member experience and servicing debt.
Sources of Funds
As of March 31, 2016, we had $43.1 million in cash, cash equivalents and short-term investments and $17.4 million available under our line of credit. We believe that our existing cash, cash equivalents, short-term investments and line of credit will be sufficient to fund our operations and statutory capital requirements for at least the next 12 months. From time to time, we may explore additional financing, which could include equity, equity-linked and debt financing. However, there can be no assurance that any additional financing will be available to us on acceptable terms, or at all.
Cash and investments held by our insurance subsidiaries, American Pet Insurance Company (APIC) and Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, are subject to certain capital and dividend rules and regulations as applicable within the jurisdictions in which they are authorized to operate. For more information on this change, see "—Liquidity and Capital Resources—Regulation."
Long-Term Debt
Square 1 Bank Loan and Security Agreement
In April 2007, we entered into a loan and security agreement with Square 1 Bank (Square 1), which we amended and restated in August 2012 and most recently amended in March 2016. We refer to this amended and restated loan and security agreement as our Square 1 credit facility. The Square 1 credit facility provides for a revolving line of credit, under which we may take advances up to $20.0 million. The maximum amount for borrowing under the Square 1 credit facility, inclusive of any amounts outstanding under the revolving line of credit and the term loan, is the lesser of $20.0 million or the total amount of cash and securities held by our subsidiary, American Pet Insurance Company (APIC), less up to $3.0 million for obligations we may have outstanding from Square 1 for other ancillary services, including our $1.1 million letter of credit.
Interest on the revolving line of credit accrues at a variable annual rate equal to the greater of 4.5% or 1.25% plus the prime rate. The revolving line of credit matures in July 2017, at which time it will need to be renewed or all amounts outstanding under it, including accrued interest, will become immediately due and payable.
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
The Square 1 credit facility also requires us to maintain certain non-financial covenants, including those that restrict our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, permit withdrawals from APIC (with certain exceptions) and conduct operations in certain of our Canadian subsidiaries. As of March 31, 2016, we were in compliance with each of the financial and non-financial covenants.

Our obligations under the Square 1 credit facility would be secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of March 31, 2016, we had $1.0 million outstanding under this facility.
Regulation
As of March 31, 2016, our insurance entities, APIC and Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, held $28.0 million in investments and $9.3 million in other current assets, including $3.4 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of March 31, 2016, total assets and liabilities held outside of our insurance entities totaled $31.1 million and $8.1 million, respectively, including $9.6 million of cash and cash equivalents that are segregated from other operating funds and held in trust for the payment of claims on behalf of our insurance subsidiaries.
To comply with the regulations and contractual obligations of APIC and WICL Segregated Account AX, we may be required to maintain capital that we would otherwise invest in our growth and operations, which may require us to modify our operating plan or marketing initiatives, delay the implementation of new solutions or development of new technologies, decrease the rate at which we hire additional personnel and enter into relationships with Territory Partners, incur indebtedness or pursue equity or debt financings or otherwise modify our business operations.
APIC
The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of the National Association of Insurance Commissioners (NAIC). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. As of December 31, 2015, APIC was required to maintain at least $24.5 million of risk-based capital to avoid this additional regulatory oversight. As of that date, APIC maintained $26.1 million of risk-based capital. The New York Department of Financial Services (NY DFS) may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow.
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
Investments
As of March 31, 2016, we had $28.1 million of short-term and long-term investments in our insurance entities. These investments are held to satisfy statutory requirements and support operating needs. The majority of our investments are highly rated U.S. treasury securities, certificates of deposit, and U.S. government funds. In addition we have one investment in a municipal bond that is insured by a third-party insurance company with a rating of "A2" with Moody’s. The unused proceeds from our initial public offering currently are held primarily in money market funds.
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(1,298)	$(4,908)
Net cash used in investing activities	(946)	(551)
Net cash provided by (used in) financing activities	1,473	(14,917)
Effect of exchange rates on cash	341	(228)
Net decrease in cash and cash equivalents	$(430)	$(20,604)
Operating Cash Flows
We derive operating cash flows from cash collected from the sale of subscriptions to our medical plan, which is used to pay claims and other cost of revenue. Additionally, cash is used to support the growth of our business and infrastructure by reinvesting to acquire new pets and projects to improve member experience.
Net cash used in operating activities for the three months ended March 31, 2016 consisted of our net loss of $2.6 million reduced by non-cash expenses, including stock based compensation of $0.7 million and depreciation and amortization of $0.8 million and a $0.2 million change in operating assets, which were primarily driven by an increase in claims paid, offset by decreased payables due to timing of payments as well as a decrease in prepaid assets. These decreases in cash used in operating activities were partially offset by increased revenue due to enrollment growth and higher monthly adjusted revenue per pet.
Investing Cash Flows
Net cash from investing activities for each of the periods presented was primarily related to a $0.3 million net purchase of investments to increase our statutory capital as we expand our operations. In addition, we made $0.7 million in investments in software to be used internally for our technology initiatives and purchases in other fixed assets related to our operations.
Financing Cash Flows
Historically, we have funded our operations through the issuance of common and preferred stock and the incurrence of indebtedness. In July 2014, we completed our IPO, pursuant to which we sold 8,193,750 shares of common stock at an offering price of $10.00 per share.
For the three months ended March 31, 2016, net cash used in financing activities primarily consisted of borrowings under our line of credit of $1.0 million and proceeds from the exercise of stock options of $0.5 million.

Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. Our contractual cash obligations as of March 31, 2016 are set forth below (in thousands).

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Long-term debt obligations	$968	$—	$968	$—	$—
Operating lease obligations	21,803	1,514	3,579	4,215	12,495
Strategic marketing and service provider agreements	1,598	1,392	101	101	4
Other	2,105	937	870	298	—
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
The principal market risk we face is interest rate risk. We had cash equivalents of $17.5 million and $28.1 million in investments as of March 31, 2016, which consisted of both highly-liquid investments with an original maturity of twelve months or less and long-term low-risk investments. We believe that we do not have significant exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of most of our investments coupled with the security behind out long-term investments. Historically, our investment income has not been a material part of our operations.
As of March 31, 2016, our aggregate outstanding indebtedness was $1.0 million, which was borrowed pursuant to our revolving line of credit with Square 1 Bank. This loan bears interest at the rate of the greater of greater of 4.5% or 1.25% plus the prime rate and matures in July 2017. Interest on any revolver borrowings incurred pursuant to the credit facility described above would accrue at a rate based on a formula tied to certain market rates at the time of incurrence. However, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations or cash flows. For more information regarding this credit agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt."
Management believes there have been no additional material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2016, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We received an inquiry from the Washington State Office of the Insurance Commissioner (OIC) in December 2012 concerning whether one of our subsidiaries was properly licensed, and whether certain of its employees were properly licensed, under Washington law. A regulatory examination took place during the third and fourth quarters of 2014. On September 22, 2015, the OIC issued a detailed report and we timely issued a response during the fourth quarter of 2015. As of March 31, 2016 and December 31, 2015, we had accrued liabilities of $0.4 million for this matter. Adverse outcomes beyond recorded amounts are reasonably possible. At this stage in the matter, however, we are unable to estimate a possible loss or range of possible loss beyond amounts accrued.
The outcome of our legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results for a particular period. We make a provision for a liability relating to legal matters when it is both probable that a liability beyond previously accrued amounts has been incurred and the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.
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
We have incurred significant net losses since our inception. We had a net loss of $2.6 million for the three months ended March 31, 2016. Additionally, as of March 31, 2016, our accumulated deficit was $77.0 million. We have funded our operations through equity financings and borrowings under a revolving line of credit and term loans. We may not be able to achieve or maintain profitability in the near future or at all. Our recent growth, including our growth in revenue and membership, may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain profitability. Additionally, our expense levels are based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
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
We expect to continue to make significant expenditures to maintain and expand our business including expenditures relating to the acquisition of new members, retention of our existing members and development and implementation of our technology platforms. These increased expenditures will make it more difficult for us to achieve and maintain future profitability. Our ability to achieve and maintain profitability depends on a number of factors, including our ability to attract and service members on a profitable basis. If we are unable to achieve or maintain profitability, we may not be able to execute our business plan, our prospects may be harmed and our stock price could be materially and adversely affected.

We base our decisions regarding our member acquisition expenditures primarily on the projected lifetime value of the pets that we expect to acquire. Our estimates and assumptions may not accurately reflect our future results, we may overspend on member acquisition and we may not be able to recover our member acquisition costs or generate profits from these investments.
We invest significantly in member acquisition. We spent $3.8 million on sales and marketing to acquire new members for the three months ended March 31, 2016. We expect to continue to spend significant amounts to acquire additional members. We utilize Territory Partners, who are paid fees based on activity in their regions, to communicate the benefits of our medical plan to veterinarians through in-person visits. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. We also invest in other third-party referrals and direct to consumer member acquisition channels, though we have limited experience with some of them.
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
As of March 31, 2016, our claims reserve was $6.9 million. Our recorded claims reserve is based on our best estimates of claims, both reported and incurred but not reported, after considering known facts and interpretations of circumstances. We consider internal factors, including data from our proprietary data analytics platform, experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, claims management programs and contractual terms. We may also consider external factors, including changes in the law, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of claims that have occurred, including claims incurred but not reported, the establishment of appropriate reserves is an inherently uncertain and complex process that involves significant subjective judgment. Further, we do not transfer or cede our risk as an insurer and, therefore, we maintain more risk than we would if we purchased reinsurance. The ultimate cost of claims may vary materially from recorded reserves, and such variance may result in adjustments to the claims reserve, which could have a material effect on our operating results.
We rely significantly on Territory Partners, veterinarians and other third parties to recommend our medical plan to potential members.
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that our medical plan offers veterinarians and their clients. In turn, we rely on veterinarians to introduce and refer our medical plan to their clients. We also rely significantly on other third parties, such as existing members, online and offline businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups and associations, to help generate leads for our medical plan subscriptions. Veterinary practices represent our largest member acquisition channel, accounting for approximately 74% of our enrollments in the three months ended March 31, 2016, excluding existing members adding pets and referring their friends and family members. Many factors influence the success of our relationships with these referral sources, including:

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
Territory Partners are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight over Territory Partners as we otherwise could if Territory Partners were our own employees. Territory Partners may decide not to participate in our marketing initiatives or training opportunities, accept our introduction of new solutions or comply with our policies and procedures applicable to the Territory Partners, any of which may adversely affect our ability to develop relationships with veterinarians and grow our membership. Our sole recourse against Territory Partners who fail to perform is to terminate their contract, which could also trigger contractually obligated termination payments or result in disputes, including threatened or actual legal or regulatory proceedings. In addition, termination of these contracts may trigger termination penalties that obligate us to pay significantly more than the amounts that otherwise would have been paid to the terminated Territory Partner.
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
Our ability to grow our business and to generate revenue depends significantly on attracting new members. For the three months ended March 31, 2016, we generated 92% of our revenue from medical plan subscriptions. In order to continue to increase our membership, we must continue to offer a medical plan that provides superior value to our members. Our ability to continue to grow our membership will also depend in part on the effectiveness of our sales and marketing programs. Our member base may not continue to grow or may decline as a result of increased competition or the maturation of our business.
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
We offer our medical plan in Canada, which exposes us to the risk of changes in the Canadian currency exchange rates. For the three months ended March 31, 2016, approximately 19.3% of our total revenue was generated in Canada. Fluctuations in the relative strength of the Canadian economy and the Canadian dollar has in the past and could in the future adversely affect our revenue and operating results.
Our success depends on our ability to adjust member claims quickly and accurately.
We must accurately evaluate and quickly pay member claims in a manner that gives our members high satisfaction. Many factors can affect our ability to pay member claims accurately, quickly and in a manner that gives our members high satisfaction, including the training, experience and skill of our personnel, our ability to reduce the number of claims requests made for non-covered conditions, our ability to recognize and respond to fraudulent or inflated claims requests, the department’s culture and the effectiveness of its management, and our ability to develop or select and implement appropriate procedures, technologies and systems to support our member claims functions. Our failure to pay claims requests fairly, accurately and in a timely manner, or to deploy resources appropriately, could result in unanticipated costs to us, lead to material litigation, undermine member goodwill and our reputation, and impair our brand image and, as a result, materially and adversely affect our competitiveness, financial results, prospects and liquidity.

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
Additionally, there are traditional insurance companies that provide pet insurance products, either as a stand-alone product or along with a broad range of other insurance products. The largest of these traditional "pet insurance" providers is Nationwide Pet (formerly Veterinary Pet Insurance Company), a division of Nationwide Insurance. They are now offering a product designed to appear similar to ours. In addition, new entrants backed by large insurance companies have attempted to enter the pet insurance market in the past and may do so again in the future. Further, traditional "pet insurance" providers may consolidate, resulting in the emergence of new providers that are vertically integrated or able to create other operational efficiencies, which could lead to increased competition.
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
We manage all aspects of our business, including writing our medical plan, implementing our own national independent referral network of Territory Partners, pricing our medical plan subscriptions with our in-house actuarial team, administering claims made with respect to our medical plan, operating our own contact center and owning our own brand. While we believe this vertically integrated approach reduces frictional costs and enhances members' experiences, third-party providers may, now or in the future, be able to replicate this model, partially or entirely, on a more efficient and effective basis. If our in-house services are or become less efficient or less effective than the same services provided by a third party, we may not realize the related cost savings and may be unable to provide a superior membership experience, which may have an adverse effect on our operating results.
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
Our other business segment generally includes businesses revenues and expenses involving contractual relationships with unaffiliated third parties and to marketing to enterprises. We have relatively limited experience in writing policies for unaffiliated third parties. This business is not expected to grow at the same rate as our core business and may decline. Changes to this business may be volatile due to the nature of the relationships. Further, this business historically has had, and we expect it to continue to have, lower margins than our core business. As a result of this line of business, we are subject to additional regulatory requirements and scrutiny, which increase our costs, risks and may have an adverse effect on our operations. Further, administration of this business and any similar business in the future may divert our time and attention away from our core business, which could adversely affect our operating results in the aggregate.

For example, we have written pet insurance policies for an unaffiliated general agent since 2012. These policies provide different coverage and are subject to materially different terms and conditions than the Trupanion medical plan. Further, the unaffiliated general agent administers these policies and markets them to consumers. For the three months ended March 31, 2016, premiums from these policies accounted for 6.0% of our total revenue. This relationship can be terminated by either party and, if terminated, would result in a reduction in our revenue to the extent we cannot enter into another relationship and generate equivalent revenues with a different general agent. In addition, the general agent controls a trust account it maintains on our behalf. If the general agent makes operating decisions that adversely affect its business or brand, our business or brand could also be adversely affected.
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
We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we no longer qualify for the exemption provided to an emerging growth company, as defined by The Jumpstart Our Business Startups Act of 2012 (JOBS Act).
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
We rely on a combination of intellectual property rights, including trade secrets, copyrights, trademarks and domain names, as well as contractual restrictions, to establish and protect our intellectual property. As of March 31, 2016, we had three pending patent applications in the United States, one pending patent application in Canada, one pending patent application in Brazil, one pending patent application in Japan, one pending patent application in China, one international patent published under the Patent Cooperation Treaty, and one pending patent application and one issued patent in Europe. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, pricing analytics, technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. If we continue to expand internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States, which may be expensive and divert management’s attention away from other operations.
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
As of March 31, 2016, we had five registered trademarks in the United States, including “Trupanion,” and five additional trademark applications. We had one registered trademark in Canada, two pending trademarks, and two additional trademark applications. Many of our unregistered trademarks, however, contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Trademark protection may also not be available, or sought by us, in every country in which our medical plan may become available. Competitors may adopt names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing members. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks.
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
As of March 31, 2016, we had $1.0 million outstanding indebtedness. We may incur additional indebtedness in the future, including any additional borrowings available under our revolving line of credit. Any substantial indebtedness and the fact that a substantial portion of our available cash could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
A downgrade in the financial strength rating of our insurance company may have an adverse effect on our competitive position, the marketability of our medical plan, and/or our liquidity, access to and cost of borrowing, operating results and financial condition.
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
Insurance regulators generally require that each individual who transacts pet insurance business on our behalf must maintain a valid license in one or more jurisdictions. These requirements are subject to a variety of interpretations between jurisdictions. We may not interpret and apply the requirements in the same manner as all applicable regulators, and, even if we have, the requirements or regulatory interpretations of those requirements may change. Regulators have in the past and may in the future determine that any of our personnel or referral sources were selling subscriptions to our medical plan on our behalf and need to be licensed in a particular jurisdictions. If such persons were not in fact licensed in any such jurisdiction, we could become subject to conviction for an offense or the imposition of an administrative penalty and liable for significant penalties and would likely be required to modify our business practices and sales and marketing programs, or license the affected individuals, which may be impractical or costly and time-consuming to implement. Any modification of our business or marketing practices in response to regulatory licensing requirements could harm our business, operating results or financial condition.
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
We generally will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30, (ii) the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) five years from the date of our IPO, July 18, 2014.
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
None.
(b) Use of Proceeds
On July 17, 2014, our registration statement on Form S-1 (File No. 333-196814) was declared effective by the SEC for our IPO pursuant to which we sold an aggregate of 8,193,750 shares of our common stock at a price to the public of $10.00 per share resulting in net proceeds to us of $72.8 million, after deducting underwriting discounts and commissions and offering expenses. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 18, 2014. Pending the uses described, we have invested in the net proceeds in short-term, investment-grade interest-bearing securities such as money market funds.
c) Issuer Purchases of Equity Securities
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 5th day of May 2016.

TRUPANION, INC.

Date: May 5, 2016	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: May 5, 2016	/s/ Michael Banks
Michael Banks Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Filed/Furnished
Number	Exhibit Description	Herewith

10.1	Ninth Amendment to Amended and Restated Loan and Security Agreement entered into as of March 17, 2016 between Square One Bank and Trupanion, Inc.	X

10.2	First Amendment to Consulting Agreement, dated January 1, 2016, by and between the Registrant and Howard Rubin.	X

10.3	Amended Employment Agreement, dated March 5, 2015, by and between the Registrant and Tim Graff.	X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*
This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.