Form 10-Q
period 2016-06-30
TRUPANION INC.
filed 2016-08-05
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-36537
TRUPANION, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-0480694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6100 4th Avenue S, Suite 200
Seattle, Washington 98108
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 28, 2016 there were approximately 29,015,711 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Trupanion, Inc. Consolidated Statements of Operations (in thousands, except for share and per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$45,832	$35,587	$88,531	$68,897
Cost of revenue:
Claims expenses	32,466	25,487	63,070	48,838
Other cost of revenue	5,100	4,314	9,891	8,691
Gross profit	8,266	5,786	15,570	11,368
Operating expenses:
Sales and marketing	3,564	3,533	7,404	7,184
Technology and development	2,164	2,879	4,451	5,677
General and administrative	3,495	3,996	7,217	7,693
Total operating expenses	9,223	10,408	19,072	20,554
Operating loss	(957)	(4,622)	(3,502)	(9,186)
Interest expense	41	40	71	285
Other (income) expense, net	(38)	(15)	(55)	4
Loss before income taxes	(960)	(4,647)	(3,518)	(9,475)
Income tax expense (benefit)	4	(22)	18	86
Net loss	$(964)	$(4,625)	$(3,536)	$(9,561)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.03)	$(0.17)	$(0.13)	$(0.35)
Weighted-average shares used to compute net loss per share attributable to common stock holders:
Basic and diluted	28,348,348	27,597,721	28,173,798	27,468,231

Trupanion, Inc. Consolidated Statements of Comprehensive Loss (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(964)	$(4,625)	$(3,536)	$(9,561)
Other comprehensive income (loss):
Foreign currency translation adjustments	11	55	300	(74)
Change in unrealized losses on available-for-sale securities	6	(33)	8	(41)
Other comprehensive income (loss), net of taxes	17	22	308	(115)
Comprehensive loss	$(947)	$(4,603)	$(3,228)	$(9,676)

Trupanion, Inc. Consolidated Balance Sheets (in thousands, except for share data)

	June 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$18,207	$17,956
Short-term investments	27,192	25,288
Accounts and other receivables	9,278	8,196
Prepaid expenses and other assets	1,717	2,193
Total current assets	56,394	53,633
Long-term investments, at fair value	2,500	2,388
Equity method investment	311	300
Property and equipment, net	9,733	9,719
Intangible assets, net	4,882	4,854
Other long term assets	62	23
Total assets	$73,882	$70,917
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$865	$1,289
Accrued liabilities	3,368	4,189
Claims reserve	7,582	6,274
Deferred revenue	12,396	11,042
Deferred tax liabilities	169	169
Other payables	870	654
Total current liabilities	25,250	23,617
Long-term debt	986	—
Deferred tax liabilities	1,433	1,433
Other liabilities	741	511
Total liabilities	28,410	25,561
Stockholders’ equity:
Common stock, $0.00001 par value per share, 100,000,000 shares authorized at June 30, 2016 and 200,000,000 shares authorized at December 31, 2015, 29,623,633 and 29,002,654 shares issued and outstanding at June 30, 2016; 29,017,168 and 28,396,189 shares issued and outstanding at December 31, 2015.	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized at June 30, 2016 and December 31, 2015, and 0 shares issued and outstanding at June 30, 2016 and December 31, 2015.	—	—
Additional paid-in capital	126,188	122,844
Accumulated other comprehensive loss	(194)	(502)
Accumulated deficit	(77,921)	(74,385)
Treasury stock, at cost: 620,979 shares at June 30, 2016 and December 31, 2015.	(2,601)	(2,601)
Total stockholders’ equity	45,472	45,356
Total liabilities and stockholders’ equity	$73,882	$70,917

Trupanion, Inc. Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(3,536)	$(9,561)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,524	1,129
Stock-based compensation expense	1,439	1,600
Other, net	39	(113)
Changes in operating assets and liabilities:
Accounts and other receivables	(994)	(923)
Prepaid expenses and other assets	463	(380)
Accounts payable	(460)	(552)
Accrued liabilities	(1,150)	(617)
Claims reserve	1,244	714
Deferred revenue	1,284	749
Other payables	407	(942)
Net cash provided by (used in) operating activities	260	(8,896)
Investing activities
Purchases of investment securities	(11,223)	(11,066)
Maturities of investment securities	9,338	10,266
Purchases of property and equipment	(1,090)	(2,644)
Other	(69)	—
Net cash used in investing activities	(3,044)	(3,444)
Financing activities
Tax withholding on restricted stock	—	(384)
Proceeds from exercise of stock options	1,785	801
Proceeds from (repayment of) debt financing	986	(14,900)
Payments of capital lease obligations	(73)	—
Net cash provided by (used in) financing activities	2,698	(14,483)
Effect of foreign exchange rates on cash, net	337	(118)
Net change in cash and cash equivalents	251	(26,941)
Cash and cash equivalents at beginning of period	17,956	53,098
Cash and cash equivalents at end of period	$18,207	$26,157
Supplemental disclosures
Income taxes paid	4	117
Interest paid	28	259
Noncash investing and financing activities:
Increase in payables for property and equipment	75	349
Property and equipment acquired under capital leases	326	—

Trupanion, Inc.
Notes to the Consolidated Financial Statements (unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies
Description of Business
Trupanion, Inc. (collectively with its wholly-owned subsidiaries, the Company) provides medical insurance plans for cats and dogs throughout the United States, Canada and Puerto Rico.
Basis of Presentation
The consolidated balance sheet data as of December 31, 2015 was derived from audited consolidated financial statements. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission on February 17, 2016. The accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period.
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
Accumulated Other Comprehensive Loss
There were no reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2016 and 2015.
Recent Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) amending short-term insurance contract disclosures and requiring more detailed disclosures to enable users of financial statements to understand information relating to liabilities for unpaid claims and claims adjustment expenses. Additionally, the amendments will also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate these liabilities. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. Early adoption of this guidance is permitted, and must be applied retrospectively by providing comparative disclosures for each period presented. The Company plans to adopt this guidance as of January 1, 2016. The Company has determined that although this guidance will not impact the financial statements, additional disclosures will be required in the Company's Form 10-K and Form 10-Q upon adoption.
In November 2015, the FASB issued an ASU amending the accounting for income taxes and requiring all deferred tax assets and liabilities be classified as non-current on the consolidated balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The ASU may be adopted either prospectively or retrospectively. The Company plans to prospectively adopt this guidance as of January 1, 2017. The Company anticipates that this guidance will not have a material impact on the financial statements resulting from the reclassification of current deferred taxes. The Company will continue to monitor the impact of this guidance.
In February 2016, the FASB issued an ASU amending the lease presentation guidance. The ASU requires organizations that lease assets to recognize the rights and obligations created by those leases on the balance sheet. This ASU is effective for fiscal years beginning after December 15, 2018 including interim periods within that reporting period, with early adoption permitted. The Company plans to adopt this guidance as of January 1, 2019. The Company has determined this guidance will require recognition of a lease liability and corresponding asset on the balance sheet equal to the present value of minimum lease payments. The carrying amount of the asset is derived from the amount of the lease liability at the end of each reporting period.

In March 2016, the FASB issued an ASU amending the accounting for employee share-based payments, including income tax recognition and classification. The entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. Additionally, tax withholding of shares will be allowed to be up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, with early adoption permitted. The Company plans to adopt this guidance as of January 1, 2017. The Company has determined the guidance for estimating forfeitures does not currently have a material impact to the financial statements, however the Company will continue to monitor the impact of this guidance.
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
The following potentially dilutive equity securities were not included in the diluted net loss per common share calculation because they would have had an antidilutive effect:

	As of June 30,
	2016	2015
Stock options	4,338,867	4,632,036
Restricted stock awards and units	472,238	592,553
Warrants	869,999	869,999

3. Investment Securities
The amortized cost, gross unrealized holding losses, and fair value of available-for-sale and short-term investments by major security type and class of security were as follows as of June 30, 2016 and December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
As of June 30, 2016
Available-for-sale:
Foreign deposits	$1,546	$—	$1,546
Municipal bond	1,000	(46)	954
	$2,546	$(46)	$2,500
Short-term investments:
U.S. Treasury securities	$5,891	$—	$5,891
Certificates of deposit	670	—	670
U.S. government funds	20,631	—	20,631
	$27,192	$—	$27,192

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2015
Available-for-sale:
Foreign deposits	$1,442	$—	$1,442
Municipal bond	1,000	(54)	946
	$2,442	$(54)	$2,388
Short-term investments:
U.S. Treasury securities	$5,683	$—	$5,683
Certificates of deposit	1,551	—	1,551
U.S. government funds	18,054	—	18,054
	$25,288	$—	$25,288
Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	June 30, 2016
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$—	$—
Due after one year through five years	1,546	1,546
Due after five years through ten years	1,000	954
Due after ten years	—	—
	$2,546	$2,500
The Company had one investment with an unrealized loss of less than $0.1 million and a fair value of $1.0 million at June 30, 2016, and an unrealized loss of $0.1 million and a fair value of $0.9 million at December 31, 2015. The debt security has been in the unrealized loss position for more than 12 months. The Company has assessed the bond for credit impairment and has determined that there is no intent to sell this bond and it is likely that it will hold the investment for a period of time sufficient to allow for a recovery. Furthermore, future payments on this bond are insured by a financial guarantee insurer. Therefore, the Company believes that the unrealized loss on this bond constitutes a temporary impairment.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Foreign deposits	$1,546	$1,546	$—	$—
Municipal bond	954	—	954	—
Money market funds	7,277	7,277	—	—
Total	$9,777	$8,823	$954	$—

	As of December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Foreign deposits	$1,442	$1,442	$—	$—
Municipal bond	946	—	946	—
Money market funds	7,545	7,545	—	—
Total	$9,933	$8,987	$946	$—
The Company estimates fair value for its long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at June 30, 2016.
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the three and six months ended June 30, 2016 and 2015.
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

5. Debt
The Company has a revolving line of credit with a bank, which is secured by any and all interest the Company has in assets that are not otherwise restricted. The revolving line of credit bears a variable interest rate equal to the greater of 4.5% or 1.25% plus the prime rate. Interest expense is due monthly on the outstanding principal amount with all amounts outstanding under the revolving line of credit due upon maturity in July 2017. The credit agreement requires the Company to comply with various financial and non-financial covenants. As of June 30, 2016, the Company was in compliance with all covenants. This facility also currently has a compensating balance requirement of $0.5 million and an irrevocable standby letter of credit totaling $1.1 million, which reduces the amount available on the line of credit. As of June 30, 2016, the Company had $17.4 million available under its revolving line of credit.
Borrowings on the revolving line of credit are limited to the lesser of $20.0 million in 2016 and 2015, and the total amount of cash and securities held by the Company's subsidiary, American Pet Insurance Company (APIC), less up to $3.0 million for obligations the Company may have outstanding for other ancillary services in the future. As of June 30, 2016, the Company had $1.0 million outstanding under this facility.
6. Commitments and Contingencies
During 2016, the Company entered into strategic marketing and service provider agreements, as well as other agreements with various parties. As of the June 30, 2016, these agreements resulted in an increase in future commitments of $1.2 million for the remainder of 2016, $0.4 million in 2017 and $0.2 million in 2018.
During 2016, the Company entered into a capital lease agreement. As of June 30, 2016, this agreement resulted in an increase in future commitments of $0.1 million for the remainder of 2016, $0.2 million in 2017 and $0.1 million in 2018.
The Company received an inquiry from the Washington State Office of the Insurance Commissioner (OIC) in December 2012 concerning whether subsidiaries of the Company were properly licensed, and whether certain of its employees were properly licensed, under Washington law. A regulatory examination took place during the third and fourth quarters of 2014. On September 22, 2015, the OIC issued its report and the Company timely issued a response during the fourth quarter of 2015. As of June 30, 2016 and December 31, 2015, the Company had accrued liabilities of $0.3 million and $0.4 million, respectively, for this matter. In July 2016, the Company settled this matter for an aggregate amount less than what was accrued as of March 31, 2016. The Company will continue to work with the OIC to ensure ongoing compliance with the OIC recommendations, but otherwise the Company believes this matter is closed.
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
7. Stock-Based Compensation
The following table presents information regarding stock options granted, exercised and forfeited for the periods presented:

	Number Of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
December 31, 2015	4,871,949	$3.71	$29,644
Granted	272,523	10.34
Exercised	(615,300)	3.00	5,985
Forfeited	(190,305)	6.90
June 30, 2016	4,338,867	4.09	39,822

Vested and exercisable at June 30, 2016	3,267,026	$2.67	$34,563
As of June 30, 2016, the stock options outstanding had a remaining contractual life of 5.8 years.

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
As of June 30, 2016, the Company had unrecognized stock-based compensation expense of $4.6 million, which is expected to vest over a weighted-average period of approximately 2.3 years. As of June 30, 2016, the Company had 1,039,686 unvested stock options and 472,238 restricted stock awards and units that are expected to vest. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The expense recognized in each category is provided in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Claims expenses	$57	$49	$115	$102
Other cost of revenue	9	9	17	25
Sales and marketing	165	110	247	240
Technology and development	36	93	91	214
General and administrative	476	636	969	1,019
Total stock-based compensation expense	$743	$897	$1,439	$1,600

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
Revenue and gross profit of the Company’s segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Subscription business	$42,162	$32,208	$81,305	$62,264
Other business	3,670	3,379	7,226	6,633
	45,832	35,587	88,531	68,897
Claims expenses:
Subscription business	30,111	23,396	58,621	44,898
Other business	2,355	2,091	4,449	3,940
	32,466	25,487	63,070	48,838
Other cost of revenue:
Subscription business	4,047	3,265	7,740	6,529
Other business	1,053	1,049	2,151	2,162
	5,100	4,314	9,891	8,691
Gross profit:
Subscription business	8,004	5,547	14,944	10,837
Other business	262	239	626	531
	8,266	5,786	15,570	11,368
Sales and marketing:
Subscription business	3,509	3,503	7,311	7,128
Other business	55	30	93	56
	3,564	3,533	7,404	7,184
Technology and development	2,164	2,879	4,451	5,677
General and administrative	3,495	3,996	7,217	7,693
Operating loss	$(957)	$(4,622)	$(3,502)	$(9,186)
The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$36,748	$27,767	$71,225	$53,598
Canada	9,084	7,820	17,306	15,299
Total revenue	$45,832	$35,587	$88,531	$68,897
Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2016 and December 31, 2015.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
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
We operate in two business segments: subscription business and other business. We generate revenue in our subscription business segment primarily from subscription fees for our medical plan, which we market to consumers. Our medical plan automatically renews on a monthly basis, and members pay the subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit card, debit card or bank account through automatic funds transfer. Subscription revenue is recognized on a pro rata basis over the monthly enrollment term. We generate revenue in our other business segment primarily from writing policies which we do not directly market to consumers. These operations include policies that provide different coverage and are subject to materially different terms and conditions than our primary medical plan.
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
Our revenue increased from $68.9 million for the six months ended June 30, 2015 to $88.5 million for the six months ended June 30, 2016, representing 28% year-over-year growth. We have made and expect to continue to make substantial investments in member acquisition and in expanding our operations. For the six months ended June 30, 2016 and 2015, we had a net loss of $3.5 million and $9.6 million respectively. As of June 30, 2016, our accumulated deficit was $77.9 million.

Key Financial and Operating Metrics
The following tables set forth our key financial and operating metrics for the periods ended June 30, 2016 and 2015 and for each of the last eight fiscal quarters.
We have modified our non-GAAP financial measures and operating metrics to include monthly average revenue per pet, which was defined as monthly adjusted revenue per pet in prior periods. The calculation of this key metric did not change.

	Six Months Ended June 30,
	2016	2015
Total pets enrolled (at period end)	320,896	259,948
Total subscription pets enrolled (at period end)	299,856	241,808
Monthly average revenue per pet	$46.77	$44.73
Lifetime value of a pet (LVP)	$622	$570
Average pet acquisition cost (PAC)	$120	$133
Average monthly retention	98.64%	98.67%
Adjusted EBITDA (in thousands)	$(544)	$(6,498)

	Three Months Ended
	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014
Total pets enrolled (at period end)	320,896	307,298	291,818	276,988	259,948	246,106	232,450	221,479
Total subscription pets enrolled (at period end)	299,856	287,123	272,636	258,546	241,808	228,409	215,491	205,194
Monthly average revenue per pet	$47.39	$46.12	$45.48	$45.15	$45.10	$44.34	$44.79	$44.88
Lifetime value of a pet (LVP)	$622	$603	$591	$591	$570	$567	$591	$580
Average pet acquisition cost (PAC)	$118	$123	$132	$129	$133	$134	$145	$115
Average monthly retention	98.64%	98.65%	98.64%	98.66%	98.67%	98.66%	98.69%	98.67%
Adjusted EBITDA (in thousands)	$522	$(1,066)	$(1,588)	$(3,211)	$(3,165)	$(3,333)	$(2,903)	$(2,908)
Total pets enrolled. Total pets enrolled reflects the number of pets subscribed to either our plan or one of the insurance products offered in our other business segment at the end of each period presented. We monitor total pets enrolled because it provides an indication of the growth of our consolidated business.
Total subscription pets enrolled. Total subscription pets enrolled reflects the number of pets subscribed to the plan marketed by Trupanion to consumers at the end of each period presented. We monitor total subscription pets enrolled because it provides an indication of the growth of our subscription business.
Monthly average revenue per pet. Monthly average revenue per pet is calculated as amounts billed in a given month for subscriptions divided by the total number of subscription pet months in the period. Total subscription pet months in a period represents the sum of all pets enrolled for each month during the period. We monitor monthly average revenue per pet because it is an indicator of the per unit economics of our business.
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

Average pet acquisition cost. Pet acquisition cost (PAC) is calculated as net acquisition cost divided by the total number of new subscription pets enrolled in that period. Net acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as sales and marketing expenses, excluding stock-based compensation, offset by sign-up fee revenue and other business segment sales and marketing expenses. We offset sales and marketing expenses with sign-up fee revenue since it is a one-time charge to new members used to partially offset initial setup costs, which are included in sales and marketing expenses. We monitor average pet acquisition cost to evaluate the efficiency of our sales and marketing programs in acquiring new members and measure effectiveness using the ratio of our lifetime value of a pet to average pet acquisition cost.
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of June 30, 2016 is an average of each month’s retention from July 1, 2015 through June 30, 2016. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total subscription pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months and manage our business.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we define as net loss excluding stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, change in fair value of warrant liabilities, income tax (benefit) expense and (income) loss from equity method investment. For more information about adjusted EBITDA and a reconciliation of net loss to adjusted EBITDA, see "Non-GAAP Financial Measures" below.
Non-GAAP Financial Measures
We believe that using acquisition cost, net acquisition cost and adjusted EBITDA to calculate and present certain of our other key metrics is helpful to our investors. These measures, which are non-GAAP financial measures, are not prepared in accordance with U.S. GAAP. We define acquisition cost as sales and marketing expense, excluding stock-based compensation expense. We define net acquisition cost as acquisition cost net of sign-up fee revenue and other business segment sales and marketing expenses. We define adjusted EBITDA as net loss excluding stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, change in fair value of warrant liabilities, income tax expense (benefit) and (income) loss from equity method investment.
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
Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company’s non-cash expenses, we believe that providing non-GAAP financial measures such as acquisition cost, net acquisition cost and adjusted EBITDA that exclude stock-based compensation expense and, in the case of adjusted EBITDA, the change in fair value of warrant liabilities and (income) loss from equity method investments allows for more meaningful comparisons between our operating results from period to period. We net sign-up fees with sales and marketing expenses in our calculation of net acquisition cost because we collect it from new members at the time of enrollment and consider it to be an offset to a portion of our sales and marketing expenses. We exclude the change in fair value of warrant liabilities from our calculation of adjusted EBITDA in order to eliminate fluctuations caused by changes in our stock price. We believe this allows us to calculate and present acquisition cost, net acquisition cost and the related financial measures we derive from them, as well as adjusted EBITDA, in a consistent manner across periods. Our non-GAAP financial measures and the related financial measures we derive from them are important tools for financial and operational decision-making and for evaluating our own operating results over different periods of time.

The following tables reflect the reconciliation of acquisition cost and net acquisition cost to sales and marketing expense:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Sales and marketing expense	$7,404	$7,184
Excluding:
Stock-based compensation expense	(247)	(240)
Acquisition cost	7,157	6,944
Net of:
Sign-up fee revenue	(1,022)	(935)
Other business segment sales and marketing expense	(93)	(56)
Net acquisition cost	$6,042	$5,953

	Three Months Ended
	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014
	(in thousands)
Sales and marketing expense	$3,564	$3,840	$3,919	$4,128	$3,533	$3,651	$3,218	$2,934
Excluding:
Stock-based compensation expense	(165)	(82)	(104)	(102)	(110)	(130)	(147)	(115)
Acquisition cost	3,399	3,758	3,815	4,026	3,423	3,521	3,071	2,819
Net of:
Sign-up fee revenue	(495)	(527)	(506)	(542)	(451)	(484)	(363)	(425)
Other business segment sales and marketing expense	(55)	(38)	(8)	(16)	(30)	(26)	(30)	(22)
Net acquisition cost	$2,849	$3,193	$3,301	$3,468	$2,942	$3,011	$2,678	$2,372
The following tables reflect the reconciliation of adjusted EBITDA to net loss:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net loss	$(3,536)	$(9,561)
Excluding:
Stock-based compensation expense	1,439	1,600
Depreciation and amortization expense	1,524	1,129
Interest income	(49)	(37)
Interest expense	71	285
Change in fair value of warrant liabilities	—	—
Income tax expense	18	86
(Income) loss from equity method investment	(11)	—
Adjusted EBITDA	$(544)	$(6,498)

	Three Months Ended
	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014
	(in thousands)
Net loss	$(964)	$(2,572)	$(3,001)	$(4,643)	$(4,625)	$(4,936)	$(4,276)	$(8,509)
Excluding:
Stock-based compensation expense	743	696	653	749	897	703	890	2,001
Depreciation and amortization expense	739	785	741	672	563	566	441	505
Interest income	(26)	(23)	(19)	(19)	(18)	(19)	(18)	(20)
Interest expense	41	30	26	14	40	245	103	5,155
Change in fair value of warrant liabilities	—	—	—	—	—	—	—	(2,054)
Income tax expense (benefit)	4	14	12	16	(22)	108	(43)	14
(Income) loss from equity method investment	(15)	4	—	—	—	—	—	—
Adjusted EBITDA	$522	$(1,066)	$(1,588)	$(3,211)	$(3,165)	$(3,333)	$(2,903)	$(2,908)
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
Investment in pet acquisition. We have made and plan to continue to make significant investments to grow our member base. Our net acquisition cost and the number of new members we enroll depends on a number of factors, including the amount we elect to invest in sales and marketing activities in any particular period in the aggregate and by channel, effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied and in the future may significantly vary from period to period based upon specific marketing initiatives and the actual or expected relationship to LVP. For example, the timing of our Territory Partner conference may increase our average pet acquisition cost in a given period (historically, during the fourth quarter of each year). We also regularly test new member acquisition channels and marketing initiatives, which may be more expensive than our traditional marketing channels and increase our average acquisition costs. We plan to expand the number of Territory Partners and continue testing new member acquisition channels and marketing initiatives, which is likely to increase our average pet acquisition cost. We continually assess our sales and marketing activities by monitoring the ratio of LVP to PAC.
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
Geographic mix of sales. The relative mix of our business between the United States and Canada impacts the monthly average revenue per pet we receive. Prices for our plan in Canada are generally higher than in the United States (in local currencies), which is consistent with the relative cost of veterinary care in each country. As our revenue has grown faster in the United States compared to Canada, this geographic shift in the mix of business has reduced the growth in our monthly average revenue per pet. In addition, as our mix of revenue changes between the United States and Canada, our exposure to foreign exchange fluctuations will be impacted.

Other business segment. Our other business segment includes revenue and expenses related to our writing of policies for an unaffiliated general agent. This relationship can be canceled by the unaffiliated general agent within 360 days' notice and we are unlikely to be able to replace it with a similar contract quickly, if at all. A cancellation of this contract would result in the policies and revenue being run off over a period of 12 months and could have a material impact on our results of operations. Our other business segment also includes revenue and expenses related to policies written under a federal government program, which has similar risks related to cancellation and renewal. We may enter into additional relationships to the extent we believe they will be profitable to us, which could also impact our operating results.
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
We generate revenue in our other business segment primarily from writing policies which we do not directly market to consumers. These operations include policies that provide different coverage and are subject to materially different terms and conditions than our primary medical plan.
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
Other cost of revenue
Other cost of revenue for our subscription business segment includes direct and indirect member service expenses, renewal fees to our Territory Partners, credit card transaction fees and premium tax expenses. Other cost of revenue for our other business segment includes the commission we pay to the unaffiliated general agent, premium taxes on other policies in this segment and other expenses related to the administration of these policies.
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
Sales and Marketing
Sales and marketing expenses primarily consist of lead generation costs, converting leads to enrolled pets, print, online and promotional advertising costs, strategic partnership fees and employee compensation and related costs. Sales and marketing expenses are driven primarily by investments to acquire new members. We plan to continue to invest in existing and new member acquisition channels and marketing initiatives to grow our business. Investments in new member acquisition channels and marketing initiatives are generally more expensive than our traditional marketing channels and increase our average pet acquisition cost. We expect sales and marketing expenses to increase in absolute dollars, although it may fluctuate as a percentage of revenue. We generally target a ratio of lifetime value of a pet to average pet acquisition cost of 5 to 1.
Technology and Development
Technology and development expenses primarily consist of personnel costs and related expenses for our operations staff, which includes information technology development and infrastructure support, third-party services and depreciation of hardware and capitalized software and amortization of intangible assets. We expect technology and development expenses to decrease as a percentage of revenue in the near term as we continue to experience scale in our technology expenses.
General and Administrative
General and administrative expenses consist primarily of personnel costs and related expenses for our finance, actuarial, human resources, regulatory, legal, general management functions, as well as facilities and professional services. We expect general and administrative expenses to decrease as a percentage of revenue as we continue to experience scale in our general and administrative expenses.

Results of Operations
The following tables set forth our results of operations for the periods presented both in absolute dollars and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscription business	$42,162	$32,208	$81,305	$62,264
Other business	3,670	3,379	7,226	6,633
Total revenue	45,832	35,587	88,531	68,897
Cost of revenue:
Subscription business(1)	34,158	26,661	66,361	51,427
Other business	3,408	3,140	6,600	6,102
Total cost of revenue	37,566	29,801	72,961	57,529
Gross profit:
Subscription business	8,004	5,547	14,944	10,837
Other business	262	239	626	531
Total gross profit	8,266	5,786	15,570	11,368
Operating expenses:
Sales and marketing(1)	3,564	3,533	7,404	7,184
Technology and development(1)	2,164	2,879	4,451	5,677
General and administrative(1)	3,495	3,996	7,217	7,693
Total operating expenses	9,223	10,408	19,072	20,554
Operating loss	(957)	(4,622)	(3,502)	(9,186)
Interest expense	41	40	71	285
Other (income) expense, net	(38)	(15)	(55)	4
Loss before income taxes	(960)	(4,647)	(3,518)	(9,475)
Income tax expense (benefit)	4	(22)	18	86
Net loss	$(964)	$(4,625)	$(3,536)	$(9,561)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue	$66	$58	$132	$127
Sales and marketing	165	110	247	240
Technology and development	36	93	91	214
General and administrative	476	636	969	1,019
Total stock-based compensation expense	$743	$897	$1,439	$1,600

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(as a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	82	84	82	84
Gross profit	18	16	18	16
Operating expenses:
Sales and marketing	8	10	8	10
Technology and development	5	8	5	8
General and administrative	8	11	8	11
Total operating expenses	20	29	22	29
Operating loss	(2)	(13)	(4)	(13)
Interest expense	—	—	—	—
Other (income) expense, net	—	—	—	—
Loss before income taxes	(2)	(13)	(4)	(14)
Income tax expense (benefit)	—	—	—	—
Net loss	(2)%	(13)%	(4)%	(14)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(as a % of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	81	83	82	83
Subscription business gross profit	19%	17%	18%	17%

Comparison of Three and Six Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$42,162	$32,208	31%	$81,305	$62,264	31%
Other business	3,670	3,379	9	7,226	6,633	9
Total revenue	$45,832	$35,587	29	88,531	68,897	28
Percentage of Revenue by Segment:
Subscription business	92%	91%		92%	90%
Other business	8	9		8	10
Total revenue	100%	100%		100%	100%
Subscription Business:
Total pets enrolled (at period end)	320,896	259,948	23	320,896	259,948	23
Total subscription pets enrolled (at period end)	299,856	241,808	24	299,856	241,808	24
Monthly average revenue per pet	$47.39	$45.10	5	$46.77	$44.73	5
Average monthly retention	98.64%	98.67%		98.64%	98.67%
Three months ended June 30, 2016 compared to three months ended June 30, 2015. Total revenue increased by $10.2 million to $45.8 million for the three months ended June 30, 2016, or 29%. Revenue from our subscription business segment increased by $10.0 million to $42.2 million for the three months ended June 30, 2016, or 31%. This increase in subscription business revenue was primarily due to a 24% increase in total subscription pets enrolled as of June 30, 2016 compared to June 30, 2015, and increased average revenue per pet of 5%, for the same period due to increases in pricing to cover the increased cost of veterinary care. The impact of the increase was partially offset by an approximate $0.4 million negative impact on our Canadian revenue due to changes in foreign exchange rates when compared to the three months ended June 30, 2015. Revenue from our other business segment increased $0.3 million to $3.7 million for the three months ended June 30, 2016, or 9%, due to an increase in enrolled pets in this segment.
Six months ended June 30, 2016 compared to six months ended June 30, 2015. Total revenue increased by $19.6 million to $88.5 million for the six months ended June 30, 2016, or 28%. Revenue from our subscription business segment increased by $19.0 million to $81.3 million for the six months ended June 30, 2016, or 31%. This increase in subscription business revenue was primarily due to a 24% increase in total subscription pets enrolled as of June 30, 2016 compared to June 30, 2015, and increased average revenue per pet of 5%, for the same period due to increases in pricing to cover the increased cost of veterinary care. The impact of the increase was partially offset by an approximate $1.3 million negative impact on our Canadian revenue due to changes in foreign exchange rates when compared to the six months ended June 30, 2015. Revenue from our other business segment increased $0.6 million to $7.2 million for the six months ended June 30, 2016, or 9%, due to an increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
	(in thousands, except percentages and pet data)
Cost of Revenue:
Subscription business:
Claims expenses	$30,111	$23,396	29%	$58,621	$44,898	31%
Other cost of revenue	4,047	3,265	24	7,740	6,529	19
Total cost of revenue	34,158	26,661	28	66,361	51,427	29
Gross profit	8,004	5,547	44	14,944	10,837	38
Other business:
Claims expenses	2,355	2,091	13	4,449	3,940	13
Other cost of revenue	1,053	1,049	—	2,151	2,162	(1)
Total cost of revenue	3,408	3,140	9	6,600	6,102	8
Gross profit	262	239	10	626	531	18
Total pets enrolled (at period end)	320,896	259,948	23	320,896	259,948	23
Total subscription pets enrolled (at period end)	299,856	241,808	24	299,856	241,808	24
Percentage of Revenue by Segment:
Subscription business:
Claims expenses	71%	73%		72%	72%
Other cost of revenue	10	10		10	10
Total cost of revenue	81	83		82	83
Gross profit	19	17		18	17
Other business:
Claims expenses	64	62		62	59
Other cost of revenue	29	31		30	33
Total cost of revenue	93	93		91	92
Gross profit	7	7		9	8
Three months ended June 30, 2016 compared to three months ended June 30, 2015. Cost of revenue for our subscription business segment was $34.2 million, or 81% of revenue, for the three months ended June 30, 2016, compared to $26.7 million, or 83% of revenue, for the three months ended June 30, 2015. This $7.5 million increase in subscription cost of revenue was primarily the result of a 24% increase in total enrolled pets and an increase in the cost of veterinary care. Claims expenses were 71% of revenue for the three months ended June 30, 2016 and 73% of revenue for the three months end June 30, 2015. The claims expenses as a percentage of revenue decreased slightly as we implemented price increases to cover increases in the cost and utilization of veterinary care. Compensation expense and related costs increased by $0.4 million due to an increase in employee headcount to service our growth. The impact of the increased enrollment costs was partially offset by a $0.3 million benefit of foreign exchange rates on our Canadian costs. Cost of revenue for our other business segment increased $0.3 million to $3.4 million for the three months ended June 30, 2016, due to an increase in enrolled pets in this segment.
Six months ended June 30, 2016 compared to six months ended June 30, 2015. Cost of revenue for our subscription business segment was $66.4 million, or 82% of revenue, for the six months ended June 30, 2016, compared to $51.4 million, or 83% of revenue, for the six months ended June 30, 2015. This $14.9 million increase in subscription cost of revenue was primarily the result of a 24% increase in total enrolled pets and an increase in the cost of veterinary care. Compensation expense and related costs increased by $0.9 million due to an increase in employee headcount to service our growth. The impact of the increased enrollment costs was partially offset by a $1.0 million benefit of foreign exchange rates on our Canadian costs. Cost of revenue for our other business segment increased $0.5 million to $6.6 million for the six months ended June 30, 2016, due to an increase in enrolled pets in this segment.

Sales and Marketing Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
	(in thousands, except percentages and pet and per pet data)
Sales and marketing	$3,564	$3,533	1%	$7,404	$7,184	3%
Percentage of total revenue	8%	10%		8%	10%

Subscription Business:
Total subscription pets enrolled (at period end)	299,856	241,808	24	299,856	241,808	24
Average pet acquisition cost (PAC)	$118	$133	(11)	$120	$133	(10)
Lifetime value of a pet (LVP)	$622	$570	9	$622	$570	9
Three months ended June 30, 2016 compared to three months ended June 30, 2015. Sales and marketing expenses of $3.6 million for the three months ended June 30, 2016 were relatively consistent with expenses of $3.5 million for the same period. Our LVP to PAC ratio increased from 4.3:1 to 5.3:1 for the three months ended June 30, 2016.
Six months ended June 30, 2016 compared to six months ended June 30, 2015. Sales and marketing expenses increased $0.2 million to $7.4 million for the six months ended June 30, 2016, or 3%. Our LVP to PAC ratio increased from 4.3:1 to 5.2:1 for the six months ended June 30, 2016.

Technology and Development Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
	(in thousands, except percentages)
Technology and development	$2,164	$2,879	(25)%	$4,451	$5,677	(22)%
Percentage of total revenue	5%	8%		5%	8%
Three months ended June 30, 2016 compared to three months ended June 30, 2015. Technology and development expenses decreased $0.7 million to $2.2 million for the three months ended June 30, 2016, or 25%. The decrease was primarily due to a $0.7 million decrease in compensation expense and professional services resulting from decreased headcount and decreased use of third party vendors relating to our direct pay initiative. This was partially offset by a $0.2 million increase in amortization expense, driven by several projects being placed into service between the second quarter of 2015 and the second quarter of 2016.
Six months ended June 30, 2016 compared to six months ended June 30, 2015. Technology and development expenses decreased $1.2 million to $4.5 million for the six months ended June 30, 2016, or 22%. The decrease was primarily due to a decrease of $1.4 million in compensation expense and professional services resulting from decreased headcount and decreased use of third party vendors relating to our direct pay initiative. This was partially offset by a $0.3 million increase in amortization expense, driven by several projects being placed into service between the second quarter of 2015 and the second quarter of 2016.

General and Administrative Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
	(in thousands, except percentages)
General and administrative	$3,495	$3,996	(13)%	$7,217	$7,693	(6)%
Percentage of total revenue	8%	11%		8%	11%
Three months ended June 30, 2016 compared to three months ended June 30, 2015. General and administrative expenses decreased $0.5 million to $3.5 million for the three months ended June 30, 2016, or 13%. This decrease was primarily due to a decrease in professional expenses and regulatory fees of $0.3 million and lower variable compensation of $0.2 million. General and administrative expenses decreased from 11% to 8% as a percentage of revenue for the three months ended June 30, 2016, as we experienced scale in our support functions.
Six months ended June 30, 2016 compared to six months ended June 30, 2015. General and administrative expenses decreased $0.5 million to $7.2 million for the six months ended June 30, 2016, or 6%. This decrease was primarily due to a decrease in professional expenses and regulatory fees of $0.2 million and a decrease in third-party fees and insurance of $0.2 million. General and administrative expenses decreased from 11% to 8% as a percentage of revenue for the six months ended June 30, 2016, as we experienced scale in our support functions.

Other (Income) Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Interest expense	$41	$40	$71	$285
Other (income) expense, net	(38)	(15)	(55)	4
Total other expense, net	$3	$25	$16	$289
Three months ended June 30, 2016 compared to three months ended June 30, 2015. Total other expense, net remained relatively consistent at less than $0.1 million for the three months ended June 30, 2016 and 2015.
Six months ended June 30, 2016 compared to six months ended June 30, 2015. Total other expense, net decreased by $0.3 million to less than $0.1 million for the six months ended June 30, 2016. This was primarily due to a $0.2 million decrease in interest expense resulting from a lower outstanding loan balance compared to prior year.
Liquidity and Capital Resources
Since inception, we have financed our operations and met capital requirements primarily through the sale of equity securities and from borrowings. Our principal uses of cash are paying claims, funding operations and capital requirements, investing in new member acquisition, enhancements to our member experience and servicing debt.
Sources of Funds
As of June 30, 2016, we had $45.4 million in cash, cash equivalents and short-term investments and $17.4 million available under our line of credit. We believe that our existing cash, cash equivalents, short-term investments and line of credit will be sufficient to fund our operations and statutory capital requirements for at least the next 12 months. From time to time, we may explore additional financing, which could include equity, equity-linked and debt financing. However, there can be no assurance that any additional financing will be available to us on acceptable terms, or at all.
Cash and investments held by our insurance subsidiaries, American Pet Insurance Company (APIC) and Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, are subject to certain capital and dividend rules and regulations as applicable within the jurisdictions in which they are authorized to operate. For more information on this change, see "Liquidity and Capital Resources—Regulation."

Long-Term Debt
Square 1 Bank Loan and Security Agreement
In April 2007, we entered into a loan and security agreement with Square 1 Bank (Square 1), which we amended and restated in August 2012 and most recently amended in June 2016. We refer to this amended and restated loan and security agreement as our Square 1 credit facility. The Square 1 credit facility provides for a revolving line of credit, under which we may take advances up to $20.0 million. The maximum amount for borrowing under the Square 1 credit facility, inclusive of any amounts outstanding under the revolving line of credit and the term loan, is the lesser of $20.0 million or the total amount of cash and securities held by our subsidiary, American Pet Insurance Company (APIC), less up to $3.0 million for obligations we may have outstanding from Square 1 for other ancillary services, including our $1.1 million letter of credit.
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
The Square 1 credit facility also requires us to maintain certain non-financial covenants, including those that restrict our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, permit withdrawals from APIC (with certain exceptions) and conduct operations in certain of our Canadian subsidiaries. As of June 30, 2016, we were in compliance with each of the financial and non-financial covenants.
Our obligations under the Square 1 credit facility would be secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of June 30, 2016, we had $1.0 million outstanding under this facility.
Regulation
As of June 30, 2016, our insurance entities, APIC and Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, held $27.2 million in short-term investments and $12.8 million in other current assets, including $3.8 million held in cash and cash equivalents. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of June 30, 2016, total assets and liabilities held outside of our insurance entities totaled $31.4 million and $8.6 million, respectively, including $9.7 million of cash and cash equivalents that are segregated from other operating funds and held in trust for the payment of claims on behalf of our insurance subsidiaries.
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

Investments
As of June 30, 2016, we had $29.7 million of short-term and long-term investments in our insurance entities. These investments are held to satisfy statutory requirements and support operating needs. The majority of our investments are highly rated U.S. treasury securities, certificates of deposit, and U.S. government funds. In addition we have one investment in a municipal bond that is insured by a third-party insurance company with a rating of "A2" with Moody’s. The unused proceeds from our initial public offering currently are held primarily in money market funds.
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$260	$(8,896)
Net cash used in investing activities	(3,044)	(3,444)
Net cash provided by (used in) financing activities	2,698	(14,483)
Effect of exchange rates on cash	337	(118)
Net increase (decrease) in cash and cash equivalents	$251	$(26,941)
Operating Cash Flows
We derive operating cash flows from cash collected from the sale of subscriptions to our medical plan, which is used to pay claims and other cost of revenue. Additionally, cash is used to support the growth of our business and infrastructure by reinvesting to acquire new pets and projects to improve member experience.
Net cash provided by operating activities for the six months ended June 30, 2016 consisted of our net loss of $3.5 million reduced by non-cash expenses, including stock based compensation of $1.4 million, depreciation and amortization of $1.5 million and a $0.8 million change in operating assets and liabilities, which were primarily driven by decreased payables due to a payment of $0.5 million for annual premium taxes and an increase in accounts and other receivables due to timing of collections, partially offset by a $0.5 million decrease in prepaid expenses due to the timing of payments for employee benefits. These increases in cash provided by (used in) operating activities were positively affected by increased revenue due to enrollment growth and higher monthly average revenue per pet.
Investing Cash Flows
Net cash from investing activities for each of the periods presented was primarily related to a $1.9 million net purchase of investments to increase our statutory capital as we acquire more pets. In addition, we made $1.1 million in investments in software to be used internally for our technology initiatives and purchases in other fixed assets related to our operations.
Financing Cash Flows
Historically, we have funded our operations through the issuance of common and preferred stock and the incurrence of indebtedness. For the six months ended June 30, 2016, net cash used in financing activities primarily consisted of borrowings under our line of credit of $1.0 million and proceeds from the exercise of stock options of $1.8 million.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. Our contractual cash obligations as of June 30, 2016 are set forth below (in thousands).

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Long-term debt obligations	$986	$—	$986	$—	$—
Capital lease obligations	330	158	172	—	—
Operating lease obligations	21,100	1,350	3,577	4,215	11,958
Strategic marketing and service provider agreements	1,689	1,495	101	93	—
Other	2,698	1,544	948	206	—

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
The principal market risk we face is interest rate risk. We had cash equivalents of $18.2 million and $29.7 million in investments as of June 30, 2016, which consisted of both highly-liquid investments with an original maturity of twelve months or less and long-term low-risk investments. We believe that we do not have significant exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of most of our investments coupled with the security behind out long-term investments. Historically, our investment income has not been a material part of our operations.
As of June 30, 2016, our aggregate outstanding indebtedness was $1.0 million, which was borrowed pursuant to our revolving line of credit with Square 1 Bank. This loan bears interest at the rate of the greater of greater of 4.5% or 1.25% plus the prime rate and matures in July 2017. Interest on any revolver borrowings incurred pursuant to the credit facility described above would accrue at a rate based on a formula tied to certain market rates at the time of incurrence. However, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations or cash flows. For more information regarding this credit agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt."
Management believes there have been no additional material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2016, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In December 2012, we received an inquiry from the Washington State Office of the Insurance Commissioner (OIC) concerning whether one of our subsidiaries was properly licensed, and whether certain of its employees were properly licensed, under Washington law. A regulatory examination took place during the third and fourth quarters of 2014. On September 22, 2015, the OIC issued a detailed report and we timely issued a response during the fourth quarter of 2015. As of June 30, 2016 and December 31, 2015, we had accrued liabilities of $0.3 million and $0.4 million, respectively, for this matter. In July 2016, we settled this matter for an aggregate amount less than what was accrued as of March 31, 2016. We will continue to work with the OIC to ensure ongoing compliance with the OIC recommendations, but otherwise we believe this matter is closed.
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
We have incurred significant net losses since our inception. We had a net loss of $3.5 million for the six months ended June 30, 2016. Additionally, as of June 30, 2016, our accumulated deficit was $77.9 million. We have funded our operations through equity financings and borrowings under a revolving line of credit and term loans. We may not be able to achieve or maintain profitability in the near future or at all. Our recent growth, including our growth in revenue and membership, may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain profitability. Additionally, our expense levels are based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
We have made and plan to continue to make significant investments to grow our member base. Our average pet acquisition cost and the number of new pets we enroll depends on a number of factors, including the effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied and in the future may significantly vary period to period based upon specific marketing initiatives. We also regularly test new member acquisition channels and marketing initiatives, which often are more expensive than our traditional marketing channels and generally increase our average acquisition costs. We plan to expand the number of Territory Partners we use to reach veterinarians and other referral sources and to engage in other marketing activities, including direct to consumer advertising, which are likely to increase our acquisition costs.

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
We invest significantly in member acquisition. We spent $7.4 million on sales and marketing to acquire new members for the six months ended June 30, 2016. We expect to continue to spend significant amounts to acquire additional members. We utilize Territory Partners, who are paid fees based on activity in their regions, to communicate the benefits of our medical plan to veterinarians through in-person visits. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. We also invest in other third-party referrals and direct to consumer member acquisition channels, though we have limited experience with some of them.
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
As of June 30, 2016, our claims reserve was $7.6 million. Our recorded claims reserve is based on our best estimates of claims, both reported and incurred but not reported, after considering known facts and interpretations of circumstances. We consider internal factors, including data from our proprietary data analytics platform, experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, claims management programs and contractual terms. We may also consider external factors, including changes in the law, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of claims that have occurred, including claims incurred but not reported, the establishment of appropriate reserves is an inherently uncertain and complex process that involves significant subjective judgment. Further, we do not transfer or cede our risk as an insurer and, therefore, we maintain more risk than we would if we purchased reinsurance. The ultimate cost of claims may vary materially from recorded reserves, and such variance may result in adjustments to the claims reserve, which could have a material effect on our operating results.
We rely significantly on Territory Partners, veterinarians and other third parties to recommend our medical plan to potential members.
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that our medical plan offers veterinarians and their clients. In turn, we rely on veterinarians to introduce and refer our medical plan to their clients. We also rely significantly on other third parties, such as existing members, online and offline businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups and associations, to help generate leads for our medical plan subscriptions. Veterinary practices represent our largest member acquisition channel, accounting for approximately 73% of our enrollments in the six months ended June 30, 2016, excluding existing members adding pets and referring their friends and family members. Many factors influence the success of our relationships with these referral sources, including:

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
Our ability to grow our business and to generate revenue depends significantly on attracting new members. For the six months ended June 30, 2016, we generated 92% of our revenue from medical plan subscriptions. In order to continue to increase our membership, we must continue to offer a medical plan that provides superior value to our members. Our ability to continue to grow our membership will also depend in part on the effectiveness of our sales and marketing programs. Our member base may not continue to grow or may decline as a result of increased competition or the maturation of our business.
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
We offer our medical plan in Canada, which exposes us to the risk of changes in the Canadian currency exchange rates. For the six months ended June 30, 2016, approximately 19.5% of our total revenue was generated in Canada. Fluctuations in the relative strength of the Canadian economy and the Canadian dollar has in the past and could in the future adversely affect our revenue and operating results.
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
Our other business segment generally includes revenues and expenses involving contractual relationships with unaffiliated third parties and marketing to enterprises. We have relatively limited experience in writing policies for unaffiliated third parties. This business is not expected to grow at the same rate as our core business and may decline. Changes to this business may be volatile due to the nature of the relationships. Further, this business historically has had, and we expect it to continue to have, lower margins than our core business. As a result of this line of business, we are subject to additional regulatory requirements and scrutiny, which increase our costs, risks and may have an adverse effect on our operations. Further, administration of this business and any similar business in the future may divert our time and attention away from our core business, which could adversely affect our operating results in the aggregate.
For example, we have written pet insurance policies for an unaffiliated general agent since 2012. These policies provide different coverage and are subject to materially different terms and conditions than the Trupanion medical plan. Further, the unaffiliated general agent administers these policies and markets them to consumers. For the six months ended June 30, 2016, premiums from these policies accounted for 6.0% of our total revenue. This relationship can be terminated by either party and, if terminated, would result in a reduction in our revenue to the extent we cannot enter into another relationship and generate equivalent revenues with a different general agent. In addition, the general agent controls a trust account it maintains on our behalf. If the general agent makes operating decisions that adversely affect its business or brand, our business or brand could also be adversely affected.
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
We rely on a combination of intellectual property rights, including trade secrets, copyrights, trademarks and domain names, as well as contractual restrictions, to establish and protect our intellectual property. As of June 30, 2016, we had three pending patent applications in the United States, one pending patent application in Canada, one pending patent application in Brazil, one pending patent application in Japan, one pending patent application in China, one international patent published under the Patent Cooperation Treaty, and one pending patent application and one issued patent in Europe. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, pricing analytics, technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. If we continue to expand internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States, which may be expensive and divert management’s attention away from other operations.
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
As of June 30, 2016, we had five registered trademarks in the United States, including “Trupanion,” and five additional trademark applications. We had one registered trademark in Canada, two pending trademarks, and two additional trademark applications. Many of our unregistered trademarks, however, contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Trademark protection may also not be available, or sought by us, in every country in which our medical plan may become available. Competitors may adopt names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing members. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks.

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
We cannot predict the outcome of these actions or proceedings, and the cost of defending such actions or proceedings could be material. Further, defending such actions or proceedings could divert our management and key personnel from our business operations. If we are found liable in any action or proceeding, we may have to pay substantial damages or fines, or change the way we conduct our business, either of which may have a material adverse effect on our business, operating results, financial condition and prospects. There may also be negative publicity associated with litigation or regulatory proceedings that could harm our reputation or decrease acceptance of our services. These claims may be costly to defend and may result in assessment of damages, adverse tax consequences and harm to our reputation.
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
As of June 30, 2016, we had $1.0 million outstanding indebtedness. We may incur additional indebtedness in the future, including any additional borrowings available under our revolving line of credit. Any substantial indebtedness and the fact that a substantial portion of our available cash could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the JOBS Act, as well as rules and regulations subsequently implemented by the SEC and the stock exchange on which our common stock is listed, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has and may continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, from time to time, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have and will continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. Our management and other personnel also have limited experience operating a public company, which may result in operational inefficiencies or errors. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.
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
We generally will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30, (ii) the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fiscal year in which the fifth anniversary of our IPO occurred, July 18, 2014.
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
c) Issuer Purchases of Equity Securities
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 4th day of August 2016.

TRUPANION, INC.

Date: August 4, 2016	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: August 4, 2016	/s/ Tricia Plouf
Tricia Plouf Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Filed/Furnished
Number	Exhibit Description	Herewith

3.1
Certificate of Amendment to the Restated Certificate of Incorporation of Trupanion Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-36537) filed June 3, 2016)

10.1	Tenth Amendment to Amended and Restated Loan and Security Agreement entered into as of June 27, 2016 between Pacific Western Bank and Trupanion, Inc.	X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*
This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.