Form 10-Q
period 2016-09-30
TRUPANION INC.
filed 2016-11-04
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 26, 2016 there were approximately 29,253,857 shares of the registrant’s common stock outstanding.

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
Investors and others should note that we announce material financial information to our investors using our investor relations website (http://investors.trupanion.com), Securities and Exchange Commission filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the United States social media channels listed on our investor relations website.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Trupanion, Inc. Consolidated Statements of Operations (in thousands, except for share and per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$48,359	$37,865	$136,890	$106,762
Cost of revenue:
Claims expenses	34,253	26,604	97,323	75,442
Other cost of revenue	5,606	4,670	15,497	13,361
Gross profit	8,500	6,591	24,070	17,959
Operating expenses:
Sales and marketing	3,892	4,128	11,296	11,312
Technology and development	2,339	3,005	6,790	8,683
General and administrative	3,811	4,067	11,028	11,760
Total operating expenses	10,042	11,200	29,114	31,755
Operating loss	(1,542)	(4,609)	(5,044)	(13,796)
Interest expense	66	14	137	298
Other expense (income), net	16	4	(39)	8
Loss before income taxes	(1,624)	(4,627)	(5,142)	(14,102)
Income tax expense	13	16	31	102
Net loss	$(1,637)	$(4,643)	$(5,173)	$(14,204)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.06)	$(0.17)	$(0.18)	$(0.52)
Weighted-average shares used to compute net loss per share attributable to common stock holders:
Basic and diluted	28,732,417	27,755,310	28,362,084	27,564,975

Trupanion, Inc. Consolidated Statements of Comprehensive Loss (in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(1,637)	$(4,643)	$(5,173)	$(14,204)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(96)	(274)	204	(347)
Change in unrealized losses on available-for-sale securities	25	29	33	(12)
Other comprehensive (loss) income, net of taxes	(71)	(245)	237	(359)
Comprehensive loss	$(1,708)	$(4,888)	$(4,936)	$(14,563)

Trupanion, Inc. Consolidated Balance Sheets (in thousands, except for share data)

	September 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$20,626	$17,956
Short-term investments	28,720	25,288
Accounts and other receivables	10,286	8,196
Prepaid expenses and other assets	1,919	2,193
Total current assets	61,551	53,633
Long-term investments, at fair value	2,500	2,388
Equity method investment	289	300
Property and equipment, net	9,188	9,719
Intangible assets, net	4,894	4,854
Other long term assets	89	23
Total assets	$78,511	$70,917
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,284	$1,289
Accrued liabilities	3,489	4,189
Claims reserve	8,362	6,274
Deferred revenue	13,171	11,042
Deferred tax liabilities	169	169
Other payables	987	654
Total current liabilities	27,462	23,617
Long-term debt	3,969	—
Deferred tax liabilities	1,433	1,433
Other liabilities	858	511
Total liabilities	33,722	25,561
Stockholders’ equity:
Common stock, $0.00001 par value per share, 100,000,000 shares authorized at September 30, 2016 and 200,000,000 shares authorized at December 31, 2015, 29,870,771 and 29,249,792 shares issued and outstanding at September 30, 2016; 29,017,168 and 28,396,189 shares issued and outstanding at December 31, 2015	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized at September 30, 2016 and December 31, 2015, and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	127,213	122,844
Accumulated other comprehensive loss	(265)	(502)
Accumulated deficit	(79,558)	(74,385)
Treasury stock, at cost: 620,979 shares at September 30, 2016 and December 31, 2015	(2,601)	(2,601)
Total stockholders’ equity	44,789	45,356
Total liabilities and stockholders’ equity	$78,511	$70,917

Trupanion, Inc. Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(5,173)	$(14,204)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,617	1,800
Stock-based compensation expense	2,215	2,349
Other, net	218	(86)
Changes in operating assets and liabilities:
Accounts and other receivables	(2,023)	(504)
Prepaid expenses and other assets	217	(868)
Accounts payable	(31)	(329)
Accrued liabilities	(700)	53
Claims reserve	2,043	1,127
Deferred revenue	2,079	1,310
Other payables	106	(416)
Net cash provided by (used in) operating activities	1,568	(9,768)
Investing activities
Purchases of investment securities	(15,992)	(16,082)
Maturities of investment securities	12,577	13,580
Equity method investment	—	(300)
Purchases of property and equipment	(1,546)	(3,816)
Other	(130)	—
Net cash used in investing activities	(5,091)	(6,618)
Financing activities
Tax withholding on restricted stock	(662)	(643)
Proceeds from exercise of stock options	2,736	914
Proceeds from (repayment of) debt financing	3,988	(14,900)
Payments on capital lease obligations	(110)	—
Net cash provided by (used in) financing activities	5,952	(14,629)
Effect of foreign exchange rates on cash, net	241	(395)
Net change in cash and cash equivalents	2,670	(31,410)
Cash and cash equivalents at beginning of period	17,956	53,098
Cash and cash equivalents at end of period	$20,626	$21,688
Supplemental disclosures
Income taxes paid	12	117
Interest paid	92	155
Noncash investing and financing activities:
Increase in payables for property and equipment	81	310
Property and equipment acquired under capital leases	615	—

Trupanion, Inc.
Notes to the Consolidated Financial Statements (unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies
Description of Business
Trupanion, Inc. (collectively with its wholly-owned subsidiaries, the Company) provides medical insurance plans for cats and dogs throughout the United States, Canada and Puerto Rico.
Basis of Presentation
The consolidated balance sheet data as of December 31, 2015 was derived from audited consolidated financial statements. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission on February 17, 2016. The accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period.
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
Accumulated Other Comprehensive Loss
There were no reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2016 and 2015.
Recent Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) amending short-term insurance contract disclosures and requiring more detailed disclosures to enable users of financial statements to understand information relating to liabilities for unpaid claims and claims adjustment expenses. Additionally, the amendments will also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate these liabilities. This guidance is effective for annual reporting periods beginning after December 15, 2015 and interim periods beginning after December 15, 2016. Early adoption of this guidance is permitted, and must be applied retrospectively by providing comparative disclosures for each period presented. The Company plans to adopt this guidance as of December 31, 2016. The Company has determined that although this guidance will not impact the operating results, financial condition or cash flows, additional disclosures will be required in the Company's Form 10-K and Form 10-Q upon adoption.
In November 2015, the FASB issued an ASU amending the accounting for income taxes and requiring all deferred tax assets and liabilities be classified as non-current on the consolidated balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The ASU may be adopted either prospectively or retrospectively. The Company plans to prospectively adopt this guidance as of January 1, 2017. The Company anticipates that this guidance will not have a material impact on the financial statements resulting from the reclassification of deferred taxes to non-current. The Company will continue to monitor the impact of this guidance.
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

In March 2016, the FASB issued an ASU amending the accounting for employee share-based payments, including income tax recognition and classification. The entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. Additionally, tax withholding of shares will be allowed up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, with early adoption permitted. The Company plans to adopt this guidance as of January 1, 2017. The Company has determined the guidance for estimating forfeitures does not currently have a material impact to the financial statements; however, the Company will continue to monitor the impact of this guidance.
In August 2016, the FASB issued an ASU which addresses eight specific cash flow issues intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for fiscal periods beginning after December 15, 2017 including interim periods within that reporting period, with early adoption permitted. The Company plans to adopt this guidance as of January 1, 2018. The Company is in the process of assessing the impact of this guidance.
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
The following potentially dilutive equity securities were not included in the diluted net loss per common share calculation because they would have had an antidilutive effect:

	As of September 30,
	2016	2015
Stock options	4,354,494	4,991,047
Restricted stock awards and units	355,329	474,522
Warrants	869,999	869,999

3. Investment Securities
The amortized cost, gross unrealized holding losses, and fair value of available-for-sale and short-term investments by major security type and class of security were as follows as of September 30, 2016 and December 31, 2015 (in thousands):

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
As of September 30, 2016
Available-for-sale:
Foreign deposits	$1,521	$—	$1,521
Municipal bond	1,000	(21)	979
	$2,521	$(21)	$2,500
Short-term investments:
U.S. Treasury securities	$5,786	$—	$5,786
Certificates of deposit	708	—	708
U.S. government funds	22,226	—	22,226
	$28,720	$—	$28,720

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2015
Available-for-sale:
Foreign deposits	$1,442	$—	$1,442
Municipal bond	1,000	(54)	946
	$2,442	$(54)	$2,388
Short-term investments:
U.S. Treasury securities	$5,683	$—	$5,683
Certificates of deposit	1,551	—	1,551
U.S. government funds	18,054	—	18,054
	$25,288	$—	$25,288
Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	September 30, 2016
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$—	$—
Due after one year through five years	1,521	1,521
Due after five years through ten years	1,000	979
Due after ten years	—	—
	$2,521	$2,500
The Company had one investment with an unrealized loss of less than $0.1 million and a fair value of $1.0 million at September 30, 2016, and an unrealized loss of $0.1 million and a fair value of $0.9 million at December 31, 2015. The debt security has been in the unrealized loss position for more than 12 months. The Company has assessed the bond for credit impairment and has determined that there is no intent to sell this bond and it is likely that it will hold the investment for a period of time sufficient to allow for a recovery. Furthermore, future payments on this bond are insured by a financial guarantee insurer. Therefore, the Company believes that the unrealized loss on this bond constitutes a temporary impairment.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Foreign deposits	$1,521	$1,521	$—	$—
Municipal bond	979	—	979	—
Money market funds	7,325	7,325	—	—
Total	$9,825	$8,846	$979	$—

	As of December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Foreign deposits	$1,442	$1,442	$—	$—
Municipal bond	946	—	946	—
Money market funds	7,545	7,545	—	—
Total	$9,933	$8,987	$946	$—
The Company estimates fair value for its long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at September 30, 2016.
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the three and nine months ended September 30, 2016 and 2015.
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

5. Debt
The Company has a revolving line of credit with a bank, which is secured by any and all interest the Company has in assets that are not otherwise restricted. The revolving line of credit bears a variable interest rate equal to the greater of 4.5%, or 1.25% plus the prime rate. Interest expense is due monthly on the outstanding principal amount with all amounts outstanding under the revolving line of credit due upon maturity in July 2018, or such extended maturity date if the revolving line of credit is automatically renewed. The revolving line of credit auto-renews annually unless canceled by the bank. The credit agreement requires the Company to comply with various financial and non-financial covenants. As of September 30, 2016, the Company was in compliance with all covenants. This facility also currently has a compensating balance requirement of $0.5 million and an irrevocable standby letter of credit totaling $1.1 million, which reduces the amount available on the line of credit. As of September 30, 2016, the Company had $14.4 million available under its revolving line of credit.
Borrowings on the revolving line of credit are limited to the lesser of $20.0 million in 2016 and 2015, and the total amount of cash and securities held by the Company's subsidiary, American Pet Insurance Company (APIC), less up to $3.0 million for obligations the Company may have outstanding for other ancillary services in the future. As of September 30, 2016, the Company had $4.0 million outstanding under this facility.
6. Commitments and Contingencies
During 2016, the Company entered into strategic marketing and service provider agreements, as well as other agreements with various parties. As of the September 30, 2016, these agreements resulted in an increase in future commitments from December 31, 2015 of $0.8 million for the remainder of 2016, $0.6 million in 2017 and $0.3 million in 2018.
During 2016, the Company entered into a capital lease agreement. As of September 30, 2016, this agreement resulted in an increase in future commitments of $0.1 million for the remainder of 2016, $0.3 million in 2017 and $0.2 million in 2018.
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
7. Stock-Based Compensation
The following table presents information regarding stock options granted, exercised and forfeited for the periods presented:

	Number Of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
December 31, 2015	4,871,949	$3.71	$29,644
Granted	630,773	13.24
Exercised	(894,572)	3.06	9,269
Forfeited	(253,656)	7.79
September 30, 2016	4,354,494	4.99	51,855

Vested and exercisable at September 30, 2016	3,197,604	$2.95	$44,595
As of September 30, 2016, the stock options outstanding had a remaining contractual life of 5.9 years.
Stock-based compensation expense includes stock options and restricted stock awards and units granted to employees and non-employees and has been reported in the Company’s statements of operations in claims expenses, other cost of revenue, sales and marketing, technology and development, and general and administrative expenses depending on the function performed by the employee or non-employee. The Company measures compensation expense on a straight-line basis except for restricted stock with a performance condition which is measured on a graded vesting schedule. The remaining 350,631 shares of unvested restricted stock measured on a graded vesting schedule are expected to vest over the remaining service term of approximately 3.0 years.

As of September 30, 2016, the Company had unrecognized stock-based compensation expense of $5.9 million, which is expected to vest over a weighted-average period of approximately 2.6 years. As of September 30, 2016, the Company had 1,122,183 unvested stock options and 355,329 restricted stock awards and units that are expected to vest. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The expense recognized in each category is provided in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Claims expenses	$74	$58	$189	$160
Other cost of revenue	9	10	26	35
Sales and marketing	172	102	419	342
Technology and development	67	97	158	311
General and administrative	454	482	1,423	1,501
Total stock-based compensation expense	$776	$749	$2,215	$2,349

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
Revenue and gross profit of the Company’s segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Subscription business	$44,629	$34,420	$125,934	$96,684
Other business	3,730	3,445	10,956	10,078
	48,359	37,865	136,890	106,762
Claims expenses:
Subscription business	32,088	24,455	90,709	69,352
Other business	2,165	2,149	6,614	6,090
	34,253	26,604	97,323	75,442
Other cost of revenue:
Subscription business	4,344	3,691	12,084	10,220
Other business	1,262	979	3,413	3,141
	5,606	4,670	15,497	13,361
Gross profit:
Subscription business	8,197	6,274	23,141	17,112
Other business	303	317	929	847
	8,500	6,591	24,070	17,959
Sales and marketing:
Subscription business	3,829	4,112	11,140	11,240
Other business	63	16	156	72
	3,892	4,128	11,296	11,312
Technology and development	2,339	3,005	6,790	8,683
General and administrative	3,811	4,067	11,028	11,760
Operating loss	$(1,542)	$(4,609)	$(5,044)	$(13,796)
The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$38,799	$30,009	$110,024	$83,607
Canada	9,560	7,856	26,866	23,155
Total revenue	$48,359	$37,865	$136,890	$106,762
Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2016 and December 31, 2015.

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
Our revenue increased from $106.8 million for the nine months ended September 30, 2015 to $136.9 million for the nine months ended September 30, 2016, representing 28% year-over-year growth. We have made and expect to continue to make substantial investments in member acquisition and in expanding our operations. For the nine months ended September 30, 2016 and 2015, we had a net loss of $5.2 million and $14.2 million respectively. As of September 30, 2016, our accumulated deficit was $79.6 million.

Key Financial and Operating Metrics
The following tables set forth our key financial and operating metrics for the periods ended September 30, 2016 and 2015 and for each of the last eight fiscal quarters.

	Nine Months Ended September 30,
	2016	2015
Total pets enrolled (at period end)	334,070	276,988
Total subscription pets enrolled (at period end)	312,282	258,546
Monthly average revenue per pet	$47.33	$44.88
Lifetime value of a pet (LVP)	$624	$591
Average pet acquisition cost (PAC)	$120	$132
Average monthly retention	98.61%	98.66%
Adjusted EBITDA (in thousands)	$(240)	$(9,711)

	Three Months Ended
	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014
Total pets enrolled (at period end)	334,070	320,896	307,298	291,818	276,988	259,948	246,106	232,450
Total subscription pets enrolled (at period end)	312,282	299,856	287,123	272,636	258,546	241,808	228,409	215,491
Monthly average revenue per pet	$48.37	$47.39	$46.12	$45.48	$45.15	$45.10	$44.34	$44.79
Lifetime value of a pet (LVP)	$624	$622	$603	$591	$591	$570	$567	$591
Average pet acquisition cost (PAC)	$120	$118	$123	$132	$129	$133	$134	$145
Average monthly retention	98.61%	98.64%	98.65%	98.64%	98.66%	98.67%	98.66%	98.69%
Adjusted EBITDA (in thousands)	$304	$522	$(1,066)	$(1,588)	$(3,211)	$(3,165)	$(3,333)	$(2,903)
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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of September 30, 2016 is an average of each month’s retention from October 1, 2015 through September 30, 2016. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total subscription pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months and manage our business.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we define as net loss excluding stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, income tax expense (benefit) and loss (income) from equity method investment. For more information about adjusted EBITDA and a reconciliation of net loss to adjusted EBITDA, see "Non-GAAP Financial Measures" below.
Non-GAAP Financial Measures
We believe that using acquisition cost, net acquisition cost and adjusted EBITDA to calculate and present certain of our other key metrics is helpful to our investors. These measures, which are non-GAAP financial measures, are not prepared in accordance with U.S. GAAP. We define acquisition cost as sales and marketing expense, excluding stock-based compensation expense. We define net acquisition cost as acquisition cost net of sign-up fee revenue and other business segment sales and marketing expenses. We define adjusted EBITDA as net loss excluding stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, income tax expense (benefit) and loss (income) from equity method investment.
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
Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company’s non-cash expenses, we believe that providing non-GAAP financial measures such as acquisition cost, net acquisition cost and adjusted EBITDA that exclude stock-based compensation expense and, in the case of adjusted EBITDA, loss (income) from equity method investments allows for more meaningful comparisons between our operating results from period to period. We net sign-up fees with sales and marketing expenses in our calculation of net acquisition cost because we collect it from new members at the time of enrollment and consider it to be an offset to a portion of our sales and marketing expenses. We believe this allows us to calculate and present acquisition cost, net acquisition cost and the related financial measures we derive from them, as well as adjusted EBITDA, in a consistent manner across periods. Our non-GAAP financial measures and the related financial measures we derive from them are important tools for financial and operational decision-making and for evaluating our own operating results over different periods of time.

The following tables reflect the reconciliation of acquisition cost and net acquisition cost to sales and marketing expense:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Sales and marketing expense	$11,296	$11,312
Excluding:
Stock-based compensation expense	(419)	(342)
Acquisition cost	10,877	10,970
Net of:
Sign-up fee revenue	(1,547)	(1,477)
Other business segment sales and marketing expense	(156)	(72)
Net acquisition cost	$9,174	$9,421

	Three Months Ended
	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014
	(in thousands)
Sales and marketing expense	$3,892	$3,564	$3,840	$3,919	$4,128	$3,533	$3,651	$3,218
Excluding:
Stock-based compensation expense	(172)	(165)	(82)	(104)	(102)	(110)	(130)	(147)
Acquisition cost	3,720	3,399	3,758	3,815	4,026	3,423	3,521	3,071
Net of:
Sign-up fee revenue	(525)	(495)	(527)	(506)	(542)	(451)	(484)	(363)
Other business segment sales and marketing expense	(63)	(55)	(38)	(8)	(16)	(30)	(26)	(30)
Net acquisition cost	$3,132	$2,849	$3,193	$3,301	$3,468	$2,942	$3,011	$2,678
The following tables reflect the reconciliation of adjusted EBITDA to net loss:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net loss	$(5,173)	$(14,204)
Excluding:
Stock-based compensation expense	2,215	2,349
Depreciation and amortization expense	2,617	1,800
Interest income	(78)	(56)
Interest expense	137	298
Income tax expense (benefit)	31	102
Loss (income) from equity method investment	11	—
Adjusted EBITDA	$(240)	$(9,711)

	Three Months Ended
	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014
	(in thousands)
Net loss	$(1,637)	$(964)	$(2,572)	$(3,001)	$(4,643)	$(4,625)	$(4,936)	$(4,276)
Excluding:
Stock-based compensation expense	776	743	696	653	749	897	703	890
Depreciation and amortization expense	1,093	739	785	741	672	563	566	441
Interest income	(29)	(26)	(23)	(19)	(19)	(18)	(19)	(18)
Interest expense	66	41	30	26	14	40	245	103
Income tax expense (benefit)	13	4	14	12	16	(22)	108	(43)
Loss (income) from equity method investment	22	(15)	4	—	—	—	—	—
Adjusted EBITDA	$304	$522	$(1,066)	$(1,588)	$(3,211)	$(3,165)	$(3,333)	$(2,903)
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
Sales and Marketing
Sales and marketing expenses primarily consist of lead generation costs, converting leads to enrolled pets, print, online and promotional advertising costs, strategic partnership fees and personnel costs and related expenses. Sales and marketing expenses are driven primarily by investments to acquire new members. We plan to continue to invest in existing and new member acquisition channels and marketing initiatives to grow our business. Investments in new member acquisition channels and marketing initiatives are generally more expensive than our traditional marketing channels and increase our average pet acquisition cost. We expect sales and marketing expenses to increase in absolute dollars, although it may fluctuate as a percentage of revenue. We generally target a ratio of lifetime value of a pet to average pet acquisition cost of 5 to 1.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscription business	$44,629	$34,420	$125,934	$96,684
Other business	3,730	3,445	10,956	10,078
Total revenue	48,359	37,865	136,890	106,762
Cost of revenue:
Subscription business(1)	36,432	28,146	102,793	79,572
Other business	3,427	3,128	10,027	9,231
Total cost of revenue	39,859	31,274	112,820	88,803
Gross profit:
Subscription business	8,197	6,274	23,141	17,112
Other business	303	317	929	847
Total gross profit	8,500	6,591	24,070	17,959
Operating expenses:
Sales and marketing(1)	3,892	4,128	11,296	11,312
Technology and development(1)	2,339	3,005	6,790	8,683
General and administrative(1)	3,811	4,067	11,028	11,760
Total operating expenses	10,042	11,200	29,114	31,755
Operating loss	(1,542)	(4,609)	(5,044)	(13,796)
Interest expense	66	14	137	298
Other expense (income), net	16	4	(39)	8
Loss before income taxes	(1,624)	(4,627)	(5,142)	(14,102)
Income tax expense	13	16	31	102
Net loss	$(1,637)	$(4,643)	$(5,173)	$(14,204)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of revenue	$83	$68	$215	$195
Sales and marketing	172	102	419	342
Technology and development	67	97	158	311
General and administrative	454	482	1,423	1,501
Total stock-based compensation expense	$776	$749	$2,215	$2,349

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(as a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	82	83	82	83
Gross profit	18	17	18	17
Operating expenses:
Sales and marketing	8	11	8	11
Technology and development	5	8	5	8
General and administrative	8	11	8	11
Total operating expenses	21	30	21	30
Operating loss	(3)	(12)	(3)	(13)
Interest expense	—	—	—	—
Other expense (income), net	—	—	—	—
Loss before income taxes	(3)	(12)	(3)	(13)
Income tax expense	—	—	—	—
Net loss	(3)%	(12)%	(3)%	(13)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(as a % of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	82	82	82	82
Subscription business gross profit	18%	18%	18%	18%

Comparison of Three and Nine Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$44,629	$34,420	30%	$125,934	$96,684	30%
Other business	3,730	3,445	8	10,956	10,078	9
Total revenue	$48,359	$37,865	28	$136,890	$106,762	28
Percentage of Revenue by Segment:
Subscription business	92%	91%		92%	91%
Other business	8	9		8	9
Total revenue	100%	100%		100%	100%
Subscription Business:
Total pets enrolled (at period end)	334,070	276,988	21	334,070	276,988	21
Total subscription pets enrolled (at period end)	312,282	258,546	21	312,282	258,546	21
Monthly average revenue per pet	$48.37	$45.15	7	$47.33	$44.88	5
Average monthly retention	98.61%	98.66%		98.61%	98.66%
Three months ended September 30, 2016 compared to three months ended September 30, 2015. Total revenue increased by $10.5 million to $48.4 million for the three months ended September 30, 2016, or 28%. Revenue from our subscription business segment increased by $10.2 million to $44.6 million for the three months ended September 30, 2016, or 30%. This increase in subscription business revenue was primarily due to a 21% increase in total subscription pets enrolled as of September 30, 2016 compared to September 30, 2015, and increased average revenue per pet of 7% for the same period due to increases in pricing to cover the increased cost of veterinary care. The impact of the increase was partially offset by an approximate $0.4 million negative impact on our Canadian revenue due to changes in foreign exchange rates when compared to the three months ended September 30, 2015. Revenue from our other business segment increased $0.3 million to $3.7 million for the three months ended September 30, 2016, or 8%, due to an increase in enrolled pets in this segment.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015. Total revenue increased by $30.1 million to $136.9 million for the nine months ended September 30, 2016, or 28%. Revenue from our subscription business segment increased by $29.2 million to $125.9 million for the nine months ended September 30, 2016, or 30%. This increase in subscription business revenue was primarily due to a 21% increase in total subscription pets enrolled as of September 30, 2016 compared to September 30, 2015, and increased average revenue per pet of 5% for the same period due to increases in pricing to cover the increased cost of veterinary care. The impact of the increase was partially offset by an approximate $1.2 million negative impact on our Canadian revenue due to changes in foreign exchange rates when compared to the nine months ended September 30, 2015. Revenue from our other business segment increased $0.9 million to $11.0 million for the nine months ended September 30, 2016, or 9%, due to an increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
	(in thousands, except percentages and pet data)
Cost of Revenue:
Subscription business:
Claims expenses	$32,088	$24,455	31%	$90,709	$69,352	31%
Other cost of revenue	4,344	3,691	18	12,084	10,220	18
Total cost of revenue	36,432	28,146	29	102,793	79,572	29
Gross profit	8,197	6,274	31	23,141	17,112	35
Other business:
Claims expenses	2,165	2,149	1	6,614	6,090	9
Other cost of revenue	1,262	979	29	3,413	3,141	9
Total cost of revenue	3,427	3,128	10	10,027	9,231	9
Gross profit	303	317	(4)	929	847	10
Total pets enrolled (at period end)	334,070	276,988	21	334,070	276,988	21
Total subscription pets enrolled (at period end)	312,282	258,546	21	312,282	258,546	21
Percentage of Revenue by Segment:
Subscription business:
Claims expenses	72%	71%		72%	72%
Other cost of revenue	10	11		10	11
Total cost of revenue	82	82		82	82
Gross profit	18	18		18	18
Other business:
Claims expenses	58	62		60	60
Other cost of revenue	34	28		31	31
Total cost of revenue	92	91		92	92
Gross profit	8	9		8	8
Three months ended September 30, 2016 compared to three months ended September 30, 2015. Cost of revenue for our subscription business segment was $36.4 million, or 82% of revenue, for the three months ended September 30, 2016, compared to $28.1 million, or 82% of revenue, for the three months ended September 30, 2015. This $8.3 million increase in subscription cost of revenue was primarily the result of a 21% increase in total subscription pets enrolled and an increase in the cost of veterinary care. Claims expenses were 72% of revenue for the three months ended September 30, 2016 and 71% of revenue for the three months end September 30, 2015 due to normal variation in claims expenses. Additionally, personnel costs and related expenses increased by $0.6 million due to an increase in employee headcount to service our growth. Cost of revenue for our other business segment increased $0.3 million to $3.4 million for the three months ended September 30, 2016, due to an increase in enrolled pets in this segment.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015. Cost of revenue for our subscription business segment was $102.8 million, or 82% of revenue, for the nine months ended September 30, 2016, compared to $79.6 million, or 82% of revenue, for the nine months ended September 30, 2015. This $23.2 million increase in subscription cost of revenue was primarily the result of a 21% increase in total subscription pets enrolled and increases in the cost of veterinary care. Claims expenses remained consistent at 72% of revenue for the nine months ended September 30, 2016 and 2015. Personnel costs and related expenses increased by $1.5 million due to an increase in employee headcount to service our growth. There was a $1.0 million benefit of foreign exchange rates on our Canadian costs. Cost of revenue for our other business segment increased $0.8 million to $10.0 million for the nine months ended September 30, 2016, due to an increase in enrolled pets in this segment.

Sales and Marketing Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
	(in thousands, except percentages, pet and per pet data)
Sales and marketing	$3,892	$4,128	(6)%	$11,296	$11,312	—%
Percentage of total revenue	8%	11%		8%	11%

Subscription Business:
Total subscription pets enrolled (at period end)	312,282	258,546	21	312,282	258,546	21
Average pet acquisition cost (PAC)	$120	$129	(7)	$120	$132	(9)
Lifetime value of a pet (LVP)	$624	$591	6	$624	$591	6
Three months ended September 30, 2016 compared to three months ended September 30, 2015. Sales and marketing expenses decreased $0.2 million to $3.9 million for the three months ended September 30, 2016, or 6%. Expenses decreased due to a slight decrease in expenditures related to online, print, and other marketing initiatives. Our LVP to PAC ratio increased from 4.6:1 to 5.2:1 for the three months ended September 30, 2016.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015. Sales and marketing expenses remained consistent at $11.3 million for the nine months ended September 30, 2016 and 2015. Our LVP to PAC ratio increased from 4.5:1 to 5.2:1 for the nine months ended September 30, 2016.

Technology and Development Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
	(in thousands, except percentages)
Technology and development	$2,339	$3,005	(22)%	$6,790	$8,683	(22)%
Percentage of total revenue	5%	8%		5%	8%
Three months ended September 30, 2016 compared to three months ended September 30, 2015. Technology and development expenses decreased $0.7 million to $2.3 million for the three months ended September 30, 2016, or 22%. The decrease was primarily due to a $0.9 million decrease in personnel costs and related expenses and professional services resulting from decreased headcount and decreased use of third party vendors relating to our direct pay initiative. This was partially offset by a $0.4 million increase in depreciation expense, driven by several projects being placed into service between the third quarter of 2015 and the third quarter of 2016.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015. Technology and development expenses decreased $1.9 million to $6.8 million for the nine months ended September 30, 2016, or 22%. The decrease was primarily due to a decrease of $2.4 million in personnel costs and related expenses resulting and professional services resulting from decreased headcount and decreased use of third party vendors relating to our direct pay initiative. This was partially offset by a $0.7 million increase in depreciation expense, driven by several projects being placed into service between the third quarter of 2015 and the third quarter of 2016.

General and Administrative Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
	(in thousands, except percentages)
General and administrative	$3,811	$4,067	(6)%	$11,028	$11,760	(6)%
Percentage of total revenue	8%	11%		8%	11%
Three months ended September 30, 2016 compared to three months ended September 30, 2015. General and administrative expenses decreased $0.3 million to $3.8 million for the three months ended September 30, 2016, or 6%. This was primarily due to a decrease in personnel costs and related expenses of $0.4 million, offset by an increase of $0.2 million related to our office move during the third quarter of 2016. General and administrative expenses decreased from 11% to 8% as a percentage of revenue for the three months ended September 30, 2016, as we experienced scale in our support functions.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015. General and administrative expenses decreased $0.7 million to $11.0 million for the nine months ended September 30, 2016, or 6%. This decrease was primarily due to a decrease in personnel costs and related expenses of $0.5 million. General and administrative expenses decreased from 11% to 8% as a percentage of revenue for the nine months ended September 30, 2016, as we experienced scale in our support functions.

Other Expense (Income), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Interest expense	$66	$14	$137	$298
Other expense (income), net	16	4	(39)	8
Total other expense, net	$82	$18	$98	$306
Three months ended September 30, 2016 compared to three months ended September 30, 2015. Total other expense, net remained relatively consistent at less than $0.1 million for the three months ended September 30, 2016 and 2015.
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015. Total other expense, net decreased by $0.2 million to $0.1 million for the nine months ended September 30, 2016. This was primarily due to a $0.2 million decrease in interest expense resulting from a lower outstanding loan balance compared to prior year.
Liquidity and Capital Resources
Since inception, we have financed our operations and met capital requirements primarily through the sale of equity securities and from borrowings. Our principal uses of cash are paying claims, funding operations and capital requirements, investing in new member acquisition, enhancements to our member experience and servicing debt.
Sources of Funds
As of September 30, 2016, we had $49.3 million in cash, cash equivalents and short-term investments and $14.4 million available under our line of credit. We believe that our existing cash, cash equivalents, short-term investments and line of credit will be sufficient to fund our operations and statutory capital requirements for at least the next 12 months. From time to time, we may explore additional financing, which could include equity, equity-linked and debt financing. However, there can be no assurance that any additional financing will be available to us on acceptable terms, or at all.
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

Long-Term Debt
Square 1 Bank Loan and Security Agreement
In April 2007, we entered into a loan and security agreement with Square 1 Bank (Square 1), which we amended and restated in August 2012 and most recently amended in June 2016. We refer to this amended and restated loan and security agreement as our Square 1 credit facility. The Square 1 credit facility provides for a revolving line of credit, under which we may take advances up to $20.0 million. The maximum amount for borrowing under the Square 1 credit facility, inclusive of any amounts outstanding under the revolving line of credit and the term loan, is the lesser of $20.0 million or the total amount of cash and securities held by our subsidiary, APIC, less up to $3.0 million for obligations we may have outstanding from Square 1 for other ancillary services, including our $1.1 million letter of credit.
Interest on the revolving line of credit accrues at a variable annual rate equal to the greater of 4.5% or 1.25% plus the prime rate. The revolving line of credit matures in July 2018 or such extended maturity date if the revolving line of credit is automatically renewed. The revolving line of credit auto-renews annually unless canceled by the bank.
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
The Square 1 credit facility also requires us to maintain certain non-financial covenants, including those that restrict our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, permit withdrawals from APIC (with certain exceptions) and conduct operations in certain of our Canadian subsidiaries. As of September 30, 2016, we were in compliance with each of the financial and non-financial covenants.
Our obligations under the Square 1 credit facility are secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of September 30, 2016, we had $4.0 million outstanding under this facility.
Regulation
As of September 30, 2016, our insurance entities, APIC and WICL Segregated Account AX, held $28.7 million in short-term investments and $12.6 million in other current assets, including $4.3 million held in cash and cash equivalents. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of September 30, 2016, total assets and liabilities held outside of our insurance entities totaled $34.8 million and $12.4 million, respectively, including $12.4 million of cash and cash equivalents that are segregated from other operating funds and held in trust for the payment of claims on behalf of our insurance subsidiaries.
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

APIC
The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of the National Association of Insurance Commissioners (NAIC). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. As of December 31, 2015, APIC was required to maintain at least $24.5 million of risk-based capital to avoid this additional regulatory oversight. As of that date, APIC maintained $26.1 million of risk-based capital. The New York Department of Financial Services may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow.
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
WICL Segregated Account AX
WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL and all shares of the segregated account are owned by Trupanion, Inc. Our agreements with WICL do not allow dividends to be paid to our parent company until 2017 or later. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Omega General Insurance Company, we are required to maintain a Canadian Trust account with the greater of CAD $2.0 million or 115% of unearned Canadian premium plus 15% of outstanding Canadian claims, including all incurred but not reported claims. Additionally, WICL required initial capital of CAD $1.3 million. During January 2015, we funded CAD $3.3 million to initially satisfy these requirements.
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

Investments
As of September 30, 2016, we had $31.2 million of short-term and long-term investments in our insurance entities. These investments are held to satisfy statutory requirements and support operating needs. The majority of our investments are highly rated U.S. treasury securities, certificates of deposit, and U.S. government funds. In addition, we have one investment in a municipal bond that is insured by a third-party insurance company with a rating of "A2" with Moody’s. The unused proceeds from our initial public offering currently are held primarily in money market funds.
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$1,568	$(9,768)
Net cash used in investing activities	(5,091)	(6,618)
Net cash provided by (used in) financing activities	5,952	(14,629)
Effect of exchange rates on cash	241	(395)
Net increase (decrease) in cash and cash equivalents	$2,670	$(31,410)
Operating Cash Flows
We derive operating cash flows from cash collected from the sale of subscriptions to our medical plan, which is used to pay claims and other cost of revenue. Additionally, cash is used to support the growth of our business and infrastructure by reinvesting to acquire new pets and projects to improve member experience.
Net cash provided by operating activities for the nine months ended September 30, 2016 consisted of our net loss of $5.2 million reduced by non-cash expenses, including stock based compensation of $2.2 million and depreciation and amortization of $2.6 million, and a $1.7 million change in operating assets and liabilities. The change in cash provided by (used in) operating activities was primarily related to the $9.0 million improvement in net loss, driven by higher revenue and decreased operating expenses as we experienced efficiencies in our Claims and Customer Service departments, and scaled in our Technology and Development and General and Administrative departments.
Investing Cash Flows
Net cash from investing activities for the nine months ended September 30, 2016 was primarily related to a $3.4 million of net purchase of investments to increase our statutory capital as we increase enrollments. In addition, we made $1.5 million in investments in software to be used internally for our technology initiatives and purchases of other fixed assets related to our operations.
Financing Cash Flows
Historically, we have funded our operations through the issuance of common and preferred stock and the incurrence of indebtedness. For the nine months ended September 30, 2016, net cash used in financing activities primarily consisted of borrowings under our line of credit of $4.0 million and proceeds from the exercise of stock options of $2.7 million, partially offset by $0.6 million for tax withholding on restricted stock.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. Our contractual cash obligations as of September 30, 2016 are set forth below (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Long-term debt obligations	$3,969	$—	$3,969	$—	$—
Capital lease obligations	596	336	260	—	—
Operating lease obligations	21,015	1,426	3,760	4,242	11,587
Strategic marketing and service provider agreements	1,266	1,085	101	80	—
Other	2,633	1,450	1,045	138	—

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
Other than the removal of warrant liabilities from our critical accounting estimates, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Risk
The principal market risk we face is interest rate risk. We had cash equivalents of $20.6 million and $31.2 million in investments as of September 30, 2016, which consisted of both highly-liquid investments with an original maturity of twelve months or less and long-term low-risk investments. We believe that we do not have significant exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of most of our investments coupled with the security behind out long-term investments. Historically, our investment income has not been a material part of our operations.
As of September 30, 2016, our aggregate outstanding indebtedness was $4.0 million, which was borrowed pursuant to our revolving line of credit with Square 1 Bank. This loan bears interest at the rate of the greater of greater of 4.5%, or 1.25% plus the prime rate and matures in July 2018 or such extended maturity date if the revolving line of credit is automatically renewed. Interest on any revolver borrowings incurred pursuant to the credit facility described above would accrue at a rate based on a formula tied to certain market rates at the time of incurrence. However, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations or cash flows. For more information regarding this credit agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt."
Management believes there have been no additional material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2016, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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
We have incurred significant net losses since our inception. We had a net loss of $5.2 million for the nine months ended September 30, 2016. Additionally, as of September 30, 2016, our accumulated deficit was $79.6 million. We have funded our operations through equity financings and borrowings under a revolving line of credit and term loans. We may not be able to achieve or maintain profitability in the near future or at all. Our recent growth, including our growth in revenue and membership, may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain profitability. Additionally, our expense levels are based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
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
We invest significantly in member acquisition. We spent $11.3 million on sales and marketing to acquire new members for the nine months ended September 30, 2016. We expect to continue to spend significant amounts to acquire additional members. We utilize Territory Partners, who are paid fees based on activity in their regions, to communicate the benefits of our medical plan to veterinarians through in-person visits. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. We also invest in other third-party referrals and direct to consumer member acquisition channels, though we have limited experience with some of them.
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
As of September 30, 2016, our claims reserve was $8.4 million. Our recorded claims reserve is based on our best estimates of claims, both reported and incurred but not reported, after considering known facts and interpretations of circumstances. We consider internal factors, including data from our proprietary data analytics platform, experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, claims management programs and contractual terms. We may also consider external factors, including changes in the law, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of claims that have occurred, including claims incurred but not reported, the establishment of appropriate reserves is an inherently uncertain and complex process that involves significant subjective judgment. Further, we do not transfer or cede our risk as an insurer and, therefore, we maintain more risk than we would if we purchased reinsurance. The ultimate cost of claims may vary materially from recorded reserves, and such variance may result in adjustments to the claims reserve, which could have a material effect on our operating results.
We rely significantly on Territory Partners, veterinarians and other third parties to recommend our medical plan to potential members.
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that our medical plan offers veterinarians and their clients. In turn, we rely on veterinarians to introduce and refer our medical plan to their clients. We also rely significantly on other third parties, such as existing members, online and offline businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups and associations, to help generate leads for our medical plan subscriptions. Veterinary practices represent our largest member acquisition channel, accounting for approximately 72% of our enrollments in the nine months ended September 30, 2016, excluding existing members adding pets and referring their friends and family members. Many factors influence the success of our relationships with these referral sources, including:

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
Our ability to grow our business and to generate revenue depends significantly on attracting new members. For the nine months ended September 30, 2016, we generated 92% of our revenue from medical plan subscriptions. In order to continue to increase our membership, we must continue to offer a medical plan that provides superior value to our members. Our ability to continue to grow our membership will also depend in part on the effectiveness of our sales and marketing programs. Our member base may not continue to grow or may decline as a result of increased competition or the maturation of our business.
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
We offer our medical plan in Canada, which exposes us to the risk of changes in the Canadian currency exchange rates. For the nine months ended September 30, 2016, approximately 19.6% of our total revenue was generated in Canada. Fluctuations in the relative strength of the Canadian economy and the Canadian dollar has in the past and could in the future adversely affect our revenue and operating results.
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

For example, we have written pet insurance policies for an unaffiliated general agent since 2012. These policies provide different coverage and are subject to materially different terms and conditions than the Trupanion medical plan. Further, the unaffiliated general agent administers these policies and markets them to consumers. For the nine months ended September 30, 2016, premiums from these policies accounted for 6.0% of our total revenue. This relationship can be terminated by either party and, if terminated, would result in a reduction in our revenue to the extent we cannot enter into another relationship and generate equivalent revenues with a different general agent. In addition, the general agent controls a trust account it maintains on our behalf. If the general agent makes operating decisions that adversely affect its business or brand, our business or brand could also be adversely affected.
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
We rely on a combination of intellectual property rights, including trade secrets, copyrights, trademarks and domain names, as well as contractual restrictions, to establish and protect our intellectual property. As of September 30, 2016, we had three pending patent applications in the United States, one pending patent application in Canada, one pending patent application in Brazil, one pending patent application in Japan, one pending patent application in China, one pending patent application in Hong Kong, one international patent published under the Patent Cooperation Treaty, and one pending patent application and one issued patent in Europe. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, pricing analytics, technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. If we continue to expand internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States, which may be expensive and divert management’s attention away from other operations.
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
As of September 30, 2016, we had nine registered trademarks in the United States, including “Trupanion,” and one additional trademark application. We had one registered trademark in Canada, two pending trademarks, and two additional trademark applications. Many of our unregistered trademarks, however, contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Trademark protection may also not be available, or sought by us, in every country in which our medical plan may become available. Competitors may adopt names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing members. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks.
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
As of September 30, 2016, we had $4.0 million outstanding indebtedness. We may incur additional indebtedness in the future, including any additional borrowings available under our revolving line of credit. Any substantial indebtedness and the fact that a substantial portion of our available cash could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
None.
(b) Use of Proceeds
On July 17, 2014, our registration statement on Form S-1 (File No. 333-196814) was declared effective by the SEC for our IPO pursuant to which we sold an aggregate of 8,193,750 shares of our common stock at a price to the public of $10 per share resulting in net proceeds to us of $72.8 million, after deducting underwriting discounts and commissions and offering expenses. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on July 18, 2014. Pending the uses described, we have invested in the net proceeds in short-term, investment-grade interest-bearing securities such as money market funds.
c) Issuer Purchases of Equity Securities
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 3rd day of November 2016.

TRUPANION, INC.

Date: November 3, 2016	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: November 3, 2016	/s/ Tricia Plouf
Tricia Plouf Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Filed/Furnished
Number	Exhibit Description	Herewith

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*
This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.