Form 10-K
period 2016-12-31
TRUPANION INC.
filed 2017-02-15
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-36537
TRUPANION, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-0480694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6100 4th Avenue S, Suite 200
Seattle, Washington 98108
(855) 727 - 9079
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.00001 par value per share	NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $280,565,040 using the closing price on that day of $13.25.
As of February 8, 2017, there were approximately 29,509,841 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2017 Annual Meeting of Stockholders (Proxy Statement). The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2016.

TRUPANION, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2016

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
Our target market is large and underpenetrated. We have pioneered a unique solution that sits at the center of the pet medical ecosystem, meeting the needs of pets, pet owners and veterinarians, and we believe we are uniquely positioned to continue to drive market penetration. Our aggregate total pets enrolled grew from 31,207 pets on January 1, 2010 to 343,649 pets on December 31, 2016, which represents a compound annual growth rate of 41%.
Total Pets Enrolled
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
To address these challenges, we offer a simple, fair and comprehensive medical plan that pays 90% of actual veterinary costs for injury and illness claims, has no payout limitations, has few exclusions and can be used to cover the costs incurred at any veterinary practice, emergency care center or specialty hospital in the United States, Canada and Puerto Rico. This approach aligns the interests of pet owners and veterinarians, which allows them to focus on providing the best care for pets rather than minimizing the cost of treatment. Some of our key differentiators include:

•
Superior Value Proposition. Our vertically integrated infrastructure eliminates significant frictional costs that constrain most of our competitors, which allows us to provide superior value to our members.

•
Proprietary Database and Technology Platform. Our custom-built technology platform and proprietary database contain 17 years of pet health records and give us unique insights into how to both manage our business and accurately price our medical plan subscriptions.

•
Strong Relationship with Veterinary Community. We have invested significant time and energy communicating our value proposition to thousands of veterinarians. We partner with a nationwide sales force to communicate the benefits of our medical plan to veterinarians through in-person visits; we refer to these partners and their associates, collectively, as our Territory Partners.

•
Trupanion ExpressTM. Our software solution Trupanion ExpressTM enables us to pay veterinarian invoices directly, often in less than five minutes, without any paperwork. Trupanion ExpressTM integrates with veterinarians’ practice management software, giving us access to more data, reducing our claims handling expense and giving us the ability to deliver a significantly better experience to our members compared to the traditional reimbursement model.

We believe that these differentiators serve as competitive advantages, making our business model difficult to replicate.
We generate revenue primarily from subscription fees for our medical plan. Our medical plan automatically renews on a monthly basis, and members pay the subscription fee at the beginning of each subscription period. Since 2010, at least 88% of our subscription business revenue every quarter has come from existing members who had active subscriptions at the beginning of the quarter. Due to our focus on providing a superior value proposition and member experience, our members are very loyal, as evidenced by our 98.5% average monthly retention rate since 2010. For more information regarding average monthly retention, including an explanation of how we calculate this metric, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Metrics.”
We enrolled our first pet in Canada in 2000 and our first pet in the United States in 2008. Our revenue for the year ended December 31, 2016 was $188.2 million, representing a compound annual growth rate of 46% from our revenue of $19.1 million for the year ended December 31, 2010. We have made and expect to continue to make substantial investments in member acquisition and in expanding our operations to support our expected growth. For the year ended December 31, 2016, we had a net loss of $6.9 million and our accumulated deficit was $81.3 million at December 31, 2016.
Our Solution

Benefits to Pet Owners
Predictability of costs and peace of mind. Our members can be confident that their pets will be covered in the event of an injury or illness. We pay 90% of the veterinary costs actually charged by the member’s chosen veterinarian for all covered claims, less a member’s chosen deductible, if any. Our members may obtain treatment from any licensed veterinarian that they select within the United States, Canada or Puerto Rico. Our coverage has no payout limits, is not subject to a lifetime maximum payout, and is not limited by the amount that a veterinarian charges or the treatment that a veterinarian recommends. Our injury and illness coverage is designed to be comprehensive and provide members with the highest value. Generally, the only costs not covered by our plan are those relating to conditions existing prior to the pet’s enrollment, routine or preventative care, including examination fees and taxes.
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
Increase the number of referring veterinary practices. We intend to increase the number of veterinary practices that are actively introducing our medical plan to their clients.
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
Pursue other revenue opportunities. We may opportunistically engage in other revenue opportunities. For example, American Pet Insurance Company, which we acquired in 2007, has written policies for unaffiliated general agents since the end of 2012. We believe we are well positioned to partner with other unaffiliated general agents offering pet insurance products over time.
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

•
Referrals from third-parties. We actively promote the value of our medical plan with veterinarians, veterinary affiliates (including purchasing groups and other veterinary membership organizations), corporate employee benefit providers, and shelters and breeders to introduce our medical plan to their clients.

•	Referrals from existing members. For the year ended December 31, 2016, 24% of our new pet enrollments were generated from existing members adding a pet or referring their friends and family.

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
Our team has developed proprietary software that forms the backbone of our unique technology platform:
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
Trupanion ExpressTM. Our software solution for veterinarians facilitates our ability to pay their invoices directly to the veterinarian at the time of service, often in less than five minutes and without any paperwork. Trupanion ExpressTM integrates with veterinarians’ practice management software, giving us access to more data, reducing our claims handling expense and giving us the ability to deliver a significantly better experience to our members compared to the traditional reimbursement model.
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
Additionally, there are traditional insurance companies that provide pet insurance products, either as a stand-alone product or along with a broad range of other insurance products. The largest of these traditional providers is Nationwide (formerly Veterinary Pet Insurance Company), a division of Nationwide Insurance. In addition, new entrants backed by large insurance companies with substantial financial resources have attempted to enter the market in the past and may do so again in the future. Further, traditional providers may consolidate, resulting in the emergence of new providers that are vertically integrated or able to create other operational efficiencies, which could lead to increased competition. We believe that we have competitive strengths that position us favorably related to existing and potential competitors. These include: a superior value proposition for pet owners due in part to our vertically integrated structure that reduces frictional costs, a unique member acquisition strategy using territory partners that has taken 17 years to develop, a proprietary database containing 17 years of historical data that provides actionable data insights, powerful technology infrastructure and an experienced management team.
Intellectual Property
We rely on federal, state, common law and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology, software and documentation by entering into confidentiality and invention assignment agreements with our employees and partners, and confidentiality agreements with third parties, such as service providers, vendors, individuals and entities that may be exploring a business relationship with us.
In addition to these contractual arrangements, we also rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks and domain names, as well as contractual protections, to establish and protect our intellectual property. As of December 31, 2016, we had three pending patent applications in the United States, two pending patent applications in Canada, one pending patent application in Brazil, one pending patent application in Japan, one pending patent application in China, one pending patent application in Hong Kong, two pending Patent Cooperation Treaty patents, one pending patent application and one issued patent in Europe. We also had ten registered trademarks in the United States, including “Trupanion”. We had one registered trademark in Canada, and four pending trademarks. Many of our unregistered trademarks, however, contain words or terms having a common usage and, as a result, may not be protectable under applicable law. We also currently hold the “Trupanion.com” Internet domain name and numerous other related domain names.
Employees
As of December 31, 2016, we had 450 employees. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
In Canada, our plan is written by an unaffiliated Canadian-licensed insurer, Omega General Insurance Company (Omega). Under the terms of our agreements with Omega, our subsidiary Trupanion Brokers Ontario acts as a general agent through a fronting and reinsurance agreement with Omega pursuant to which Trupanion retains any financial risk associated with our Canadian business. Effective January 1, 2015, this agreement was restructured to include our segregated cell business, Wyndham Segregated Account AX (WICL), located in Bermuda. These restructured agreements may be terminated by either party with one year’s written notice until they terminate pursuant to their terms on December 31, 2018, at which time they will automatically renew for successive one-year periods and remain terminable by either party with one year’s written notice. Omega’s Canadian insurance operations are supervised and regulated by the Canadian federal, provincial and territorial governments. Omega is a fully licensed insurer in all of the Canadian provinces and territories in which we do business.
Though we are not directly regulated by the Bermuda Monetary Authority (BMA), WICL’s regulation and compliance impacts us as it could have an adverse impact on the ability of WICL to pay dividends. WICL is regulated by the BMA under the Insurance Act of 1978 (Insurance Act) and the Segregated Accounts Company Act of 2000. The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, and auditing and reporting requirements, and grants BMA the powers to supervise and, in certain circumstances, to investigate and intervene in the affairs of insurance companies. Under the Insurance Act, WICL as a class 3 insurer is required to maintain available statutory capital and surplus at a level equal to or in excess of a prescribed minimum established by reference to net written premiums and loss reserves.
Under the Bermuda Companies Act of 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. The Segregated Accounts Company Act of 2000 further requires that dividends out of a segregated account can only be paid to the extent that the cell remains solvent and the value of its assets remain greater than the aggregate of its liabilities and its issued share capital and share premium accounts. Per our contractual agreements with WICL, the allowable dividend to be paid by WICL is equivalent to the positive undistributed profit attributable to the shares.
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

•
New York law restricts the ability of APIC to pay dividends to its holding company parent. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval, and dividends in larger amounts, or extraordinary dividends, are subject to approval by the NY DFS. An extraordinary dividend or distribution is defined as a dividend or distribution that, in the aggregate in any 12-month period, exceeds the lesser of (i) 10% of surplus as of the preceding December 31 or (ii) the insurer’s adjusted net investment income for such 12-month period, not including realized capital gains.

Financial Regulation of Insurers
Risk-Based Capital Requirements
The NAIC has adopted risk-based capital requirements for life, health and property and casualty insurance companies. Refer to Item 1A. “Risk Factors” for details of these requirements.
NAIC Insurance Regulatory Information System Ratios
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or IRIS, to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies requiring special attention or action. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. For IRIS ratio purposes, APIC submits data annually to state insurance regulators who then analyze our data using prescribed financial data ratios. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. As of December 31, 2016, APIC had two such ratios outside the usual range, relating to net premiums written to surplus and investment yield.
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
Licensing of Producers and Other Entities
Insurance agencies, producers, third-party administrators, claims adjusters, service providers and administrators are subject to licensing requirements and regulation by insurance regulators in various jurisdictions in which they conduct business. If any of our subsidiaries, referral sources, contact centers or service providers engage in these functions, they may be subject to licensing requirements and regulation by insurance regulators in various jurisdictions. If a subsidiary, referral source, contact center or service provider does not comply with licensing requirements and regulation by any insurance regulator, such insurance regulator could penalize such entity, including restricting certain activity of such entity.
Federal Initiatives
The U.S. federal government generally does not directly regulate the insurance business. From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been, or are at present being, considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. There have also been proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. The NAIC Amendments are a result of these efforts. Additional requirements are also expected.
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
In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data or requiring the adoption of minimum information security standards. In addition, our operations subject us to certain payment card association operating rules, certification requirements and rules, including the Payment Card Industry Data Security Standard, a security standard for companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders and credit and debit card transactions.
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

Information About Segments and Geographic Revenue
Information about segments and geographic revenue is set forth in Item 8. "Notes to Consolidated Financial Statements" under Note 13 of this Annual Report on Form 10-K. In addition, financial information regarding our operations, assets and liabilities, including our total revenue and net loss for the years ended December 31, 2016, 2015 and 2014 and our total assets as of December 31, 2016 and 2015, is included in Item 8. "Consolidated Financial Statements" of this Annual Report on Form 10-K.
Corporate Information
We were founded in Canada in 2000 as Vetinsurance Ltd. In 2006, we effected a business reorganization whereby Vetinsurance Ltd. became a consolidated subsidiary of Vetinsurance International, Inc., a Delaware corporation. In 2007, we began doing business as Trupanion. In 2013, we formally changed our name from Vetinsurance International, Inc. to Trupanion, Inc. Our principal executive offices are located at 6100 4th Avenue South, Seattle, Washington 98108, and our telephone number is (855) 727-9079. Our website address is www.trupanion.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this prospectus, and you should not consider information on our website to be part of this Annual Report on Form 10-K.
Available Information
We are required to file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (Exchange Act). We also make available, free of charge on the investor relations portion of our website at investors.trupanion.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C 20549 on official business days during the hours of 10 a.m. to 3 p.m. Eastern time. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Rooms. The SEC also maintains an Internet website at www.sec.gov where you can obtain our SEC filings. You can also obtain paper copies of these reports, without charge, by contacting Investor Relations at InvestorRelations@Trupanion.com.

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
We have incurred significant net losses since our inception. We had a net loss of $6.9 million for the year ended December 31, 2016. Additionally, as of December 31, 2016, our accumulated deficit was $81.3 million. We have funded our operations through equity financings, borrowings under a revolving line of credit and term loans and, more recently, positive cash flows from operations. We may not be able to achieve or maintain profitability in the near future or at all. Our recent growth, including our growth in revenue and membership, may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain profitability. Additionally, our expense levels are based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
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
We invest significantly in member acquisition. We spent $15.2 million on sales and marketing to acquire new members for the year ended December 31, 2016. We expect to continue to spend significant amounts to acquire additional members. We utilize Territory Partners, who are paid fees based on activity in their regions, to communicate the benefits of our medical plan to veterinarians through in-person visits. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. We also invest in other third-party referrals and direct to consumer member acquisition channels, though we have limited experience with some of them.
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
We have historically experienced high average monthly retention rates. For example, our average monthly retention rate was 98.6% in 2016. If our efforts to satisfy our existing members are not successful, we may not be able to maintain our retention rates. Members we obtain through aggressive promotions or other channels that involve relatively less meaningful contact between us and the member may be more likely to terminate their medical plan subscription. In the past, we have experienced reduced retention rates during periods of rapid member growth, as our retention rate generally has been lower during the first year of member enrollment. Members may choose to terminate their medical plan subscription for a variety of reasons, including increased subscription fees, perceived or actual lack of value, delays or other unsatisfactory experiences in claims administration, unsatisfactory member service, an economic downturn, loss of a pet, a more attractive offer from a competitor, changes in our medical plan or other reasons, including reasons that are outside of our control. When a member terminates his or her medical plan subscription, we no longer receive the related revenue and may not be able to recover the member acquisition cost or other expenses, including claims expenses, related to that member. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit medical plan subscription terminations, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.
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
Our analytics platform draws upon our proprietary pet data to price our medical plan subscriptions. The assumptions we make about breeds and other factors in pricing medical plan subscriptions may prove to be inaccurate and, accordingly, these pricing analytics may not accurately reflect the claims expense that we will ultimately incur. Furthermore, if any of our competitors developed similar or better data systems, adopted similar or better underwriting criteria and pricing models or received our data, our competitive advantage could decline or be lost.

Our actual claims expenses may exceed our current reserve established for claims and may adversely affect our operating results and financial condition.
As of December 31, 2016, our claims reserve was $9.5 million. During 2016, claims exceeded our claims reserve and this may happen again in the future. Our recorded claims reserve is based on our best estimates of claims, both reported and incurred but not reported, after considering known facts and interpretations of circumstances. We consider internal factors, including data from our proprietary data analytics platform, experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, claims management programs and contractual terms. We may also consider external factors, including changes in the law, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of claims that have occurred, including claims incurred but not reported, the establishment of appropriate reserves is an inherently uncertain and complex process that involves significant subjective judgment. Further, we do not transfer or cede our risk as an insurer and, therefore, we maintain more risk than we would if we purchased reinsurance. The ultimate cost of claims may vary materially from recorded reserves, and such variance may result in adjustments to the claims reserve, which could have a material effect on our operating results.
We rely significantly on Territory Partners, veterinarians and other third parties to recommend our medical plan.
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that our medical plan offers veterinarians and their clients. In turn, we rely on veterinarians to introduce and refer our medical plan to their clients. We also rely significantly on other third parties, such as existing members, online and offline businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups and associations, to help generate leads for our medical plan subscriptions. Veterinary practices represent our largest member acquisition channel, accounting for approximately 71% of our enrollments excluding existing members adding pets and referring their friends and family in the year ended December 31, 2016.
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
The success of our relationships with veterinary practices depends on the overall value our medical plan can provide to veterinarians. If the scope of our medical plan coverage is perceived to be inadequate or our claims settlement process is unsatisfactory to the veterinarians' clients because, for example, our coverage is insufficient, member requests for reimbursement are denied or we fail to timely settle and pay veterinary invoices, veterinarians may be unwilling to recommend our medical plan to their clients and they may encourage their existing clients who have subscribed to our medical plan to stop subscribing to our medical plan or to purchase a competing product. If veterinarians determine our medical plan is unreliable, cumbersome or otherwise does not provide sufficient value, they may terminate their relationship with us or begin recommending a competing product, which could negatively impact our ability to increase our member base and grow our business.

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
Territory Partners are independent contractors and, accordingly, we do not directly provide the same direction, motivation and oversight over Territory Partners as we otherwise could if Territory Partners were our own employees. Territory Partners may decide not to participate in our marketing initiatives or training opportunities, accept our introduction of new solutions or comply with our policies and procedures applicable to the Territory Partners, any of which may adversely affect our ability to develop relationships with veterinarians and grow our membership. Our sole recourse against Territory Partners who fail to perform is to terminate their contract, which could also trigger contractually obligated termination payments or result in disputes, including threatened or actual legal or regulatory proceedings. In addition, termination of these contracts may trigger termination penalties that obligate us to pay significantly more than the amounts that otherwise would have been paid to the terminated Territory Partner.
We believe that Territory Partners are not and should not be classified as employees under existing interpretations of the applicable laws of the jurisdictions in which we operate. We do not pay or withhold any employment tax with respect to or on behalf of Territory Partners or extend any benefits to them that we generally extend to our employees, and we otherwise treat Territory Partners as independent contractors. Applicable authorities or the Territory Partners have in the past questioned and may in the future challenge this classification. Further, the applicable laws or regulations, including tax laws or interpretations, may change. If it were determined that we had misclassified any of our Territory Partners, we may be subjected to penalties and/or be required to pay withholding taxes, extend employee benefits, provide compensation for unpaid overtime, or otherwise incur substantially greater expenses with respect to Territory Partners.
Any of the foregoing circumstances could have a material adverse impact on our operating results and financial condition.
Our member base has grown rapidly in recent periods, and we may not be able to maintain the same rate of membership growth.
Our ability to grow our business and to generate revenue depends significantly on attracting new members. For the year ended December 31, 2016, we generated 92% of our revenue from medical plan subscriptions. In order to continue to increase our membership, we must continue to offer a medical plan that provides superior value to our members. Our ability to continue to grow our membership will also depend in part on the effectiveness of our sales and marketing programs. Our member base may not continue to grow or may decline as a result of increased competition or the maturation of our business.
We may not maintain our current rate of revenue growth.
Our revenue has increased quickly and substantially in recent periods. We believe that our continued revenue growth will depend on, among other factors, our ability to:

•	improve our market penetration through efficient and effective sales and marketing programs to attract new members;

•	maintain high retention rates;

•	increase the lifetime value per pet to, in turn, enable us to spend more on sales and marketing programs;

•	maintain positive relationships with veterinarians and other referral sources, and convince them to recommend our medical plan;

•	maintain positive relationships with and increase the number and efficiency of Territory Partners;

•	continue to offer a superior value medical plan with competitive features and rates;

•	accurately price our medical plan subscriptions in relation to actual membership claims costs and operating expenses and achieve required regulatory approval for pricing changes;

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
Our use of capital may be constrained by risk-based capital regulations or contractual obligations.
Our subsidiary, American Pet Insurance Company, is subject to risk-based capital regulations that require us to maintain certain levels of surplus to support our overall business operations in consideration of our size and risk profile. We have in the past and may in the future fail to maintain the amount of risk-based capital required to avoid additional regulatory oversight, which was $25.8 million as of December 31, 2016. To comply with these regulations and our related contractual obligations, we may be required to maintain capital that we would otherwise invest in our growth and operations, which may require us to modify our operating plan or marketing initiatives, delay the implementation of new solutions or development of new technologies, decrease the rate at which we hire additional personnel and enter into relationships with Territory Partners, incur indebtedness or pursue equity or debt financings or otherwise modify our business operations, any of which could have a material adverse effect on our operating results and financial condition.
We are also subject to a contractual obligation related to the Company’s reinsurance agreement with Omega. Under this agreement, the Company is required to fund a Canadian Trust account in accordance with Canadian regulations. As of December 31, 2016, the account held CAD $2.1 million.
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
We offer our medical plan in Canada, which exposes us to the risk of changes in the Canadian currency exchange rates. As of December 31, 2016, approximately 20% of our total revenue was generated in Canada. Fluctuations in the relative strength of the Canadian economy and the Canadian dollar has in the past and could in the future adversely affect our revenue and operating results.
Our success depends on our ability to adjust member claims timely and accurately.
We must accurately evaluate and timely pay member claims in a manner that gives our members high satisfaction. Many factors can affect our ability to pay member claims accurately, and in a timely manner that gives our members high satisfaction, including the training, experience and skill of our personnel, our ability to reduce the number of claims requests made for non-covered conditions and ineligible invoice items, the department’s culture and the effectiveness of its management, our ability to develop or select and implement appropriate procedures, technologies and systems to support our member claims functions and changes in our policy coverage. Our failure to pay claims requests fairly, accurately and in a timely manner, or to deploy resources appropriately, could result in unanticipated costs to us, lead to material litigation, undermine member goodwill and our reputation, and impair our brand image and, as a result, materially and adversely affect our competitiveness, financial results, prospects and liquidity.
We may not identify fraudulent or improperly inflated claim submissions.
It is possible that a member, or a third-party on behalf of the member, could submit a claim for reimbursement that appears authentic but in fact does not reflect services provided or products purchased for which the member paid. It is also possible that veterinarians will charge insured customers higher amounts than they would charge their non-insured clients for the same service or product. Such activity could lead to unanticipated claims costs to us and/or to time and expense to recover such costs. They could also lead to strained relationships with veterinarians and/or members, and could adversely affect our competitiveness, financial results and liquidity.

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
Our business depends on our ability to maintain and scale the infrastructure necessary to operate our technology platform and could be adversely affected by a system failure.
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
We may experience fluctuations in our revenue, expenses and operating results in future periods. Our operating results may fluctuate in the future as a result of a number of factors, many of which are beyond our control. These fluctuations may lead analysts to change their long-term models for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could result in declines in our stock price. Moreover, these fluctuations may make comparing our operating results on a period-to-period basis less meaningful and make our future results difficult to predict. You should not rely on our past results as an indication of our future performance. In addition, if revenue levels do not meet our expectations, our operating results and ability to execute on our business plan are likely to be harmed. In addition to the other factors listed in this “Risk Factors” section, factors that could affect our operating results include the following:

•	our ability to retain our current members and grow our member base;

•	the level of operating expense we elect to incur related to sales and marketing and technology and development initiatives that are discretionary in nature;

•	the effectiveness of our sales and marketing programs;

•	our ability to improve veterinarians’ and other third-parties’ willingness to recommend our medical plan;

•	the timing, volume and severity of our claims and the adequacy of our claims reserve;

•	our ability to accurately price our medical plans and achieve required regulatory pricing approvals;

•	regulatory limitations or other constraints on our ability or our willingness to implement pricing changes;

•	the level of demand for and the cost of our medical plan subscriptions or those of our competitors;

•	fluctuations in applicable foreign currency exchange rates;

•	the perceived value of our medical plan to veterinarians and pet owners;

•	spending decisions by our members and prospective members;

•	our costs and expenses, including pet acquisition costs and claims expenses;

•	our ability to expand the scope and efficiency of our Territory Partner network;

•	our ability to effectively manage our growth;

•	the effects of increased competition in our business;

•	our ability to keep pace with changes in technology and our competitors;

•	the impact of any security incidents or service interruptions;

•	costs associated with defending any regulatory action or litigation or with enforcing our intellectual property, contractual or other rights;

•	the impact of economic conditions on our revenue and expenses; and

•	changes in government regulation affecting our business.
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

For example, we have written pet insurance policies for general agents since 2012. These policies provide different coverage and are subject to materially different terms and conditions than the Trupanion medical plan. Further, the unaffiliated general agents administer these policies and market them to consumers. For the year ended December 31, 2016, premiums from these policies accounted for 5.8% of our total revenue. These relationships can be terminated by either party and, if terminated, would result in a reduction in our revenue to the extent we cannot enter other relationships and generate equivalent revenues with different general agents. In addition, the general agents control trust accounts they maintain on our behalf. If the general agents make operating decisions that adversely affect its business or brand, our business or brand could also be adversely affected.
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
In the course of operating our business, we may store and/or transmit our members’ confidential information, including credit card and bank account numbers and other private information. Security breaches could expose us to a risk of loss of this information, litigation and possible liability. Our payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud.

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
If we, or any of our processing vendors or banks have problems with our billing software, or if the billing software malfunctions, it could have an adverse effect on our member satisfaction and could cause one or more of the major credit card companies or banks to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our members’ credit cards on a timely basis or at all, or a bank withdraws the incorrect amount or fails to timely transfer the correct amount to us, we could lose revenue and harm our member experience, which could adversely affect our business and operating results. Moreover, a vendor could fail to process payments, or could process payments in the wrong amounts, which could result in us failing to collect premiums, could result in increased cancellations and could adversely affect our reputation.
We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard (PCI DSS), a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. In the past we may not have been, we currently are not and in the future we may not be, fully or materially compliant with PCI DSS. Any failure to comply fully or materially with the PCI DSS now or at any point in the future may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully or materially also may subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. In addition, there is no guarantee that PCI DSS compliance, if we are able to become compliant, will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.
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
We rely on a combination of intellectual property rights, including trade secrets, copyrights, trademarks and domain names, as well as contractual restrictions, to establish and protect our intellectual property. As of December 31, 2016, we had three pending patent applications in the United States, two pending patent applications in Canada, one pending patent application in Brazil, one pending patent application in Japan, one pending patent application in China, one pending patent application in Hong Kong, two pending patents filed under the Patent Cooperation Treaty, and one pending patent application and one issued patent in Europe. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, pricing analytics, technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. If we continue to expand internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States, which may be expensive and divert management’s attention away from other operations.
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
As of December 31, 2016, we had ten registered trademarks in the United States, including “Trupanion”. We had one registered trademark in Canada, and four pending trademarks. Many of our unregistered trademarks, however, contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Trademark protection may also not be available, or sought by us, in every country in which our medical plan may become available. Competitors may adopt names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing members. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks.
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
We seek to control access to our proprietary technology, software and documentation by entering into confidentiality and invention assignment agreements with our employees and partners, confidentiality agreements with third parties, such as service providers, vendors, individuals and entities that may be exploring a business relationship with us, and terms of use with third parties, such as veterinary hospitals desiring to use our technology, software and documentation. These agreements may not prevent disclosure of intellectual property, trade secrets and/or other confidential information, and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover trade secrets and confidential information and, in such cases, we may not be able to assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors being able to obtain our trade secrets or to independently develop technology similar to ours or competing technologies, could adversely affect our competitive business position.

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
From time to time, we have been, and in the future may become, subject to litigation, claims and regulatory proceedings and inquiries, including market conduct examinations and investigations by state insurance regulatory agencies.
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
The credit agreement governing our revolving line of credit contains various restrictive covenants, including restrictions on our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, permit withdrawals from APIC (with certain exceptions) and conduct operations in certain of our Canadian subsidiaries. Our credit agreement also contains financial covenants, including having APIC maintain statutory capital and surplus at all times of not less than the greater of $0.5 million or 110% of the highest amount of statutory capital and surplus required in any state in which APIC is licensed, maintaining a minimum unrestricted cash balance of $0.6 million in our accounts at Western Alliance Bank (WAB) and/or one or more WAB affiliates, maintaining all of our depository and operating accounts at WAB and/or one or more WAB affiliates, maintaining all of our depository and operating accounts at WAB, achieving certain monthly revenue and remaining within certain maximum EBITDA loss levels. Our ability to meet these restrictive covenants can be affected by events beyond our control, and we have been in the past, and may be in the future, unable to do so. In addition, our failure to maintain effective internal controls to measure compliance with our financial covenants could affect our ability to take corrective actions on a timely basis and could result in our being in breach of these covenants. Our credit agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare any future amounts outstanding under our credit agreement to be immediately due and payable. If we are unable to repay those amounts, our financial condition could be adversely affected.
Any indebtedness we incur could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy any of our debt service obligations.
As of December 31, 2016, we had $5.0 million outstanding indebtedness. We may incur indebtedness in the future, including any additional borrowings available under our revolving line of credit. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
As of December 31, 2016, we had U.S. federal net operating loss carryforwards of approximately $79.0 million that will begin to expire in 2027. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards and credit carryforwards may be limited if the Company experiences an ownership change. As of December 31, 2016, we believe the utilization of approximately $0.5 million of net operating losses are subject to limitation as a result of prior ownership changes however subsequent ownership changes may further affect the limitation in future years.
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
Memberships in our U.S. medical plan are written by APIC. APIC is an insurance company domiciled in the state of New York and licensed by the New York Department of Financial Services. Regulators in the states in which we do business impose risk-based capital requirements on APIC that generally are approved by the National Association of Insurance Commissioners to ensure APIC maintains reasonably appropriate levels of surplus to protect our members against adverse developments in APIC’s financial circumstances, taking into account the risk characteristics of our assets, liabilities and certain other items. Generally, the NY DFS will compare, on an annual basis as of December 31 or more often as deemed necessary, an insurer’s total adjusted capital and surplus against what is referred to as an “Authorized Control Level” of risk-based capital that is calculated based on a formula designed to estimate an insurer’s capital adequacy. There generally are five outcomes possible from this comparison, depending on the insurer’s level of risk-based capital as compared to the applicable Authorized Control Level.

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

As of December 31, 2016, APIC was required to maintain at least $25.8 million of risk-based capital to satisfy the No Action Level (the highest of the above levels). As of December 31, 2016, APIC maintained $30.5 million of risk-based capital. The NY DFS may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow.
Additionally, if our risk-based capital falls below the Company Action Level, we may be in breach of various contractual relationships, including, for example, with the unaffiliated general agents for which we write pet insurance policies, which may give such parties the ability to cancel their contracts with us and/or sue us for damages related to our risk-based capital levels, which could have a material adverse effect on our financial condition.
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
A variety of U.S. and Canadian federal, state and provincial laws and regulations govern the collection, use, retention, sharing and security of personal information. We collect and utilize demographic and other information from and about our members when they visit our website, call our contact center and apply for enrollment in our medical plan. Further, we use tracking technologies, including “cookies,” to help us manage and track our members’ interactions and deliver relevant advice and advertising. Claims or allegations that we have violated applicable laws or regulations related to privacy and data security could in the future result in negative publicity and a loss of confidence in us by our members and our participating service providers, and may subject us to fines by credit card companies and the loss of our ability to accept credit and debit card payments. In addition, we have posted privacy policies and practices concerning the collection, use and disclosure of member data on our website. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, our use and retention of personal information could lead to civil liability exposure in the event of any disclosure of such information due to hacking, viruses, inadvertent action or other use or disclosure. Several companies have been subject to civil actions, including class actions, relating to this exposure.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the JOBS Act, as well as rules and regulations subsequently implemented by the SEC and the stock exchange on which our common stock is listed, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has and may continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, from time to time, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have and will continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, could affect the reporting of transactions completed before the announcement of a change and could affect our compliance with financial debt covenants.
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
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this report could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our principal executive offices are located at 6100 4th Avenue South, Seattle, Washington. The lease for our principal office is for 72,157 square feet and expires in July 2026. This lease includes provisions which increase our principal office space to a total of 90,385 square feet in 2017 and then to a total of 108,218 square feet in 2018. We also occupy 1,600 square feet of office space in Vancouver, British Columbia pursuant to a lease that expires in March 2017 which we plan to renew.
Item 3. Legal Proceedings
From time to time, we may be subject to various legal proceedings and claims in the ordinary course of business activities, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights; employment claims; coverage disputes with policyholders; and general contract or other claims. We may, from time to time, also be subject to various other legal or government claims, disputes or investigations.
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
Our common stock began trading on the New York Stock Exchange (NYSE) under the symbol “TRUP” on July 18, 2014. Prior to that time, there was no public market for our common stock. On June 17, 2016, we voluntarily transferred the listing of our common stock from the NYSE to the NASDAQ Global Market of the NASDAQ Stock Market LLC (NASDAQ) where our common stock continues to be traded under the symbol “TRUP”. The following table sets forth the high and low intra-day sales prices per share for our common stock on the NASDAQ and NYSE.

	Fiscal Year 2016		Fiscal Year 2015
	High	Low	High	Low
1st Quarter	$9.85	$7.82	$8.47	$6.70
2nd Quarter	$15.92	$9.54	$8.50	$7.41
3rd Quarter	$16.93	$13.52	$8.63	$6.83
4th Quarter	$17.18	$14.75	$9.90	$6.40
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
Holders of Record
As of February 8, 2017, there were 46 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.
Securities Authorized for Issuance under Equity Compensation Plans
The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2017. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.”
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

Company/Index	7/18/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Trupanion Inc.	$100.00	$74.57	$60.82	$70.19	$72.28	$66.23	$85.61	$86.40	$116.23	$148.25	$136.14
S&P Small Cap 600	100.00	95.62	104.65	108.46	108.31	97.91	101.16	103.45	106.67	113.98	126.19
NASDAQ- 100 Technology Sector Index	100.00	101.85	108.79	108.08	105.62	98.09	106.25	107.61	108.77	127.51	131.81
Issuer Purchases of Equity Securities
Not applicable.

Item 6. Selected Consolidated Financial Data
The following selected consolidated financial and other data should be read with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, and 2013 and 2012 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription business	$173,356	$133,406	$103,502	$76,413	$55,352
Other business	14,874	13,557	12,408	7,416	178
Total revenue	188,230	146,963	115,910	83,829	55,530
Cost of revenue:
Subscription business(1)	141,321	109,428	85,169	61,394	44,185
Other business	13,621	12,306	10,867	6,791	134
Total cost of revenue	154,942	121,734	96,036	68,185	44,319
Gross profit:
Subscription business	32,035	23,978	18,333	15,019	11,167
Other business	1,253	1,251	1,541	625	44
Total gross profit	33,288	25,229	19,874	15,644	11,211
Operating expenses:
Sales and marketing(1)	15,247	15,231	11,608	9,091	7,149
Technology and development(1)	9,534	11,215	9,899	4,888	3,406
General and administrative(1)	15,205	15,558	14,312	8,652	6,195
Total operating expenses	39,986	42,004	35,819	22,631	16,750
Operating loss	(6,698)	(16,775)	(15,945)	(6,987)	(5,539)
Interest expense	218	325	6,726	609	535
Other (income) expense, net	(58)	(9)	(1,487)	671	252
Loss before income taxes	(6,858)	(17,091)	(21,184)	(8,267)	(6,326)
Income tax expense (benefit)	38	114	(7)	(92)	84
Net loss	$(6,896)	$(17,205)	$(21,177)	$(8,175)	$(6,410)
Net loss attributable to common stockholders	$(6,896)	$(17,205)	$(21,177)	$(8,175)	$(8,147)
Net loss per share attributable to common stockholders—basic and diluted(2)	$(0.24)	$(0.62)	$(1.64)	$(6.23)	$(9.76)
Weighted average number of shares outstanding used to compute net loss per share attributable to common stockholders—basic and diluted(2)	28,527,602	27,638,443	12,934,477	1,312,019	834,648

	Years Ended December 31,
	2016	2015	2014	2013	2012
Other Financial and Operational Data(3):
Total pets enrolled	343,649	291,818	232,450	182,497	127,704
Total subscription pets enrolled	323,233	272,636	215,491	168,405	125,387
Monthly average revenue per pet	$47.82	$45.04	$44.14	$42.56	$41.99
Lifetime value of a pet	$631	$591	$591	$619	$557
Average pet acquisition cost(4)	$123	$132	$121	$104	$100
Average monthly retention	98.60%	98.64%	98.69%	98.65%	98.51%
Adjusted EBITDA (in thousands)(5)	$62	$(11,297)	$(10,349)	$(4,351)	$(3,904)

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,637	$17,956	$53,098	$14,939	$4,234
Short-term investments	29,570	25,288	22,371	16,088	10,809
Working capital	34,729	30,016	62,111	13,710	7,746
Total assets	82,345	70,917	98,306	51,653	27,666
Warrant liabilities	—	—	—	4,900	551
Current and long-term debt	4,767	—	14,900	26,099	9,900
Total liabilities	37,630	25,561	39,031	52,928	23,015
Convertible preferred stock	—	—	—	31,724	31,724
Stockholders’ equity (deficit)	44,715	45,356	59,275	(32,999)	(27,073)

(1)	Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenue	$275	$263	$315	$230	$109
Sales and marketing	532	446	553	677	428
Technology and development	246	404	461	351	268
General and administrative	1,893	1,889	2,755	680	629
Total stock-based compensation expense	$2,946	$3,002	$4,084	$1,938	$1,434

(2)
See note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

(3)
For more information about how we calculate total pets enrolled, total subscription pets enrolled, monthly average revenue per pet, lifetime value of a pet, average pet acquisition cost and average monthly retention, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Metrics.”

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

(5)
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss excluding stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, change in fair value of warrant liabilities, income tax expense (benefit) and loss (income) from equity method investment. For more information about Adjusted EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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
We operate in two business segments: subscription business and other business. We generate revenue in our subscription business segment primarily from subscription fees for our medical plan, which we market to consumers. Our medical plan automatically renews on a monthly basis and members pay the subscription fee at the beginning of each subscription period, in most cases by authorizing us to directly charge their credit card, debit card or bank account through automatic funds transfer. Subscription revenue is recognized on a pro rata basis over the monthly enrollment term. We generate revenue in our other business segment primarily from writing policies on behalf of third parties where we do not undertake the direct consumer marketing. This segment includes the writing of policies that provide different coverage and may have materially different terms and conditions than our subscription medical plan.
We generate leads for our subscription business through both third-party referrals and online member acquisition channels, which we then convert into members through our website and contact center. Veterinary practices represent our largest referral source. We engage a national referral network of partners who are paid fees based on activity in their regions, which we refer to as our Territory Partners. Our Territory Partners are dedicated to cultivating direct veterinary relationships and building awareness of the benefits that our medical plan offers veterinarians and their clients. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. Our online member acquisition channels serve as important resources for pet owner education and drive new member leads and conversion. We also receive a significant number of new leads from existing members adding pets and referring their friends and family members. We continuously evaluate the effectiveness of our member acquisition channels and marketing initiatives based upon their return on investment, which we measure by comparing the ratio of the lifetime value of a pet generated through each specific channel or initiative to the related acquisition cost.
Our revenue increased from $147.0 million for the year ended December 31, 2015 to $188.2 million for the year ended December 31, 2016, representing 28% year-over-year growth. We have made and expect to continue to make substantial investments in member acquisition and in expanding our operations. For the years ended December 31, 2016, 2015, and 2014, we had a net loss of $6.9 million, $17.2 million and $21.2 million, respectively. As of December 31, 2016, our accumulated deficit was $81.3 million.
Key Financial and Operating Metrics
The following tables set forth our key financial and operating metrics for our subscription business for the periods ended December 31, 2016, 2015 and 2014 and for each of the last eight fiscal quarters.

	Years Ended December 31,
	2016	2015	2014
Total pets enrolled (at period end)	343,649	291,818	232,450
Total subscription pets enrolled (at period end)	323,233	272,636	215,491
Monthly average revenue per pet	$47.82	$45.04	$44.14
Lifetime value of a pet (LVP)	$631	$591	$591
Average pet acquisition cost (PAC)	$123	$132	$121
Average monthly retention	98.60%	98.64%	98.69%
Adjusted EBITDA (in thousands)	$62	$(11,297)	$(10,349)

	Period Ended
	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015

Total pets enrolled (at period end)	343,649	334,070	320,896	307,298	291,818	276,988	259,948	246,106
Total subscription pets enrolled (at period end)	323,233	312,282	299,856	287,123	272,636	258,546	241,808	228,409
Monthly average revenue per pet	$49.17	$48.37	$47.39	$46.12	$45.48	$45.15	$45.10	$44.34
Lifetime value of a pet (LVP)	$631	$624	$622	$603	$591	$591	$570	$567
Average pet acquisition cost (PAC)	$133	$120	$118	$123	$132	$129	$133	$134
Average monthly retention	98.60%	98.61%	98.64%	98.65%	98.64%	98.66%	98.67%	98.66%
Adjusted EBITDA (in thousands)	$302	$304	$522	$(1,066)	$(1,588)	$(3,211)	$(3,165)	$(3,333)
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
Monthly average revenue per pet. Monthly average revenue per pet is calculated as amounts billed in a given month for subscriptions divided by the total number of subscription pet months in the period. Total subscription pet months in a period represents the sum of all pets enrolled for each month during the period. We monitor monthly average revenue per pet because it is an indicator of the per pet unit economics of our business.

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
Average pet acquisition cost. Average pet acquisition cost (PAC) is calculated as net acquisition cost divided by the total number of new subscription pets enrolled in that period. Net acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as sales and marketing expenses, excluding stock-based compensation expense, offset by sign-up fee revenue and other business segment sales and marketing expenses. We offset sales and marketing expenses with sign-up fee revenue since it is a one-time charge to new members used to partially offset initial setup costs, which are included in sales and marketing expenses. We monitor average pet acquisition cost to evaluate the efficiency of our sales and marketing programs in acquiring new members and measure effectiveness using the ratio of our lifetime value of a pet to average pet acquisition cost.
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of December 31, 2016 is an average of each month’s retention from January 1, 2016 through December 31, 2016. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we define as net loss excluding stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, change in fair value of warrant liabilities, income tax expense (benefit) and loss (income) from equity method investment. For more information about adjusted EBITDA and a reconciliation of net loss to adjusted EBITDA, see "Non-GAAP Financial Measures" below.

Non-GAAP Financial Measures
We believe that using acquisition cost, net acquisition cost and adjusted EBITDA to calculate and present certain of our other key metrics is helpful to our investors. These measures, which are non-GAAP financial measures, are not prepared in accordance with U.S. GAAP. We define acquisition cost as sales and marketing expenses, excluding stock-based compensation expense. We define net acquisition cost as acquisition cost net of sign-up fee revenue and other business segment sales and marketing expenses. We define adjusted EBITDA as net loss excluding stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, change in fair value of warrant liabilities, income tax expense (benefit) and loss (income) from equity method investment.
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
Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company’s non-cash expenses, we believe that providing non-GAAP financial measures such as acquisition cost, net acquisition cost and adjusted EBITDA that exclude stock-based compensation expense and, in the case of adjusted EBITDA, the change in fair value of warrant liabilities and loss (income) from equity method investments allows for more meaningful comparisons between our operating results from period to period. We net sign-up fees with sales and marketing expenses in our calculation of net acquisition cost because we collect it from new members at the time of enrollment and consider it to be an offset to a portion of our sales and marketing expenses. We exclude the change in fair value of warrant liabilities from our calculation of adjusted EBITDA in order to eliminate fluctuations caused by changes in our stock price. We believe this allows us to calculate and present acquisition cost, net acquisition cost and the related financial measures we derive from them, as well as adjusted EBITDA, in a consistent manner across periods. Our non-GAAP financial measures and the related financial measures we derive from them are important tools for financial and operational decision-making and for evaluating our own operating results over different periods of time.
The following table reflects the reconciliation of acquisition cost and net acquisition cost to sales and marketing expenses:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Sales and marketing expenses	$15,247	$15,231	$11,608
Excluding:
Stock-based compensation expense	(532)	(446)	(553)
Acquisition cost	14,715	14,785	11,055
Net of:
Sign-up fee revenue	(2,073)	(1,983)	(1,572)
Other business segment sales and marketing expense	(218)	(80)	(124)
Net acquisition cost	$12,424	$12,722	$9,359

	Three Months Ended
	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015
	(in thousands)
Sales and marketing expenses	$3,951	$3,892	$3,564	$3,840	$3,919	$4,128	$3,533	$3,651
Excluding:
Stock-based compensation expense	(113)	(172)	(165)	(82)	(104)	(102)	(110)	(130)
Acquisition cost	3,838	3,720	3,399	3,758	3,815	4,026	3,423	3,521
Net of:
Sign-up fee revenue	(526)	(525)	(495)	(527)	(506)	(542)	(451)	(484)
Other business segment sales and marketing expense	(62)	(63)	(55)	(38)	(8)	(16)	(30)	(26)
Net acquisition cost	$3,250	$3,132	$2,849	$3,193	$3,301	$3,468	$2,942	$3,011
The following table reflects the reconciliation of adjusted EBITDA to net loss:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net loss	$(6,896)	$(17,205)	$(21,177)
Excluding:
Stock-based compensation expense	2,946	3,002	4,084
Depreciation and amortization expense	3,846	2,542	1,675
Interest income	(119)	(75)	(74)
Interest expense	218	325	6,726
Change in fair value of warrant liabilities	—	—	(1,575)
Income tax expense (benefit)	38	114	(8)
Loss (income) from equity method investment	29	—	—
Adjusted EBITDA	$62	$(11,297)	$(10,349)

	Three Months Ended
	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015
	(in thousands)
Net loss	$(1,723)	$(1,637)	$(964)	$(2,572)	$(3,001)	$(4,643)	$(4,625)	$(4,936)
Excluding:
Stock-based compensation expense	731	776	743	696	653	749	897	703
Depreciation and amortization expense	1,229	1,093	739	785	741	672	563	566
Interest income	(41)	(29)	(26)	(23)	(19)	(19)	(18)	(19)
Interest expense	81	66	41	30	26	14	40	245
Income tax expense(benefit)	7	13	4	14	12	16	(22)	108
Loss (income) from equity method investment	18	22	(15)	4	—	—	—	—
Adjusted EBITDA	$302	$304	$522	$(1,066)	$(1,588)	$(3,211)	$(3,165)	$(3,333)

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
Investment in pet acquisition. We have made and plan to continue to make significant investments to grow our member base. Our net acquisition cost and the number of new members we enroll depends on a number of factors, including the amount we elect to invest in sales and marketing activities in any particular period in the aggregate and by channel, effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied and in the future may significantly vary from period to period based upon specific marketing initiatives and the actual or expected relationship to LVP. For example, the timing of our Territory Partner conference may increase our average pet acquisition cost in a given period (historically, during the fourth quarter of each year). We also regularly test new member acquisition channels and marketing initiatives, which may be more expensive than our traditional marketing channels and increase our average acquisition costs. We plan to expand the number of Territory Partners which is likely to increase our average pet acquisition cost. We continually assess our sales and marketing activities by monitoring the ratio of LVP to PAC.
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
Other business segment. Our other business segment includes revenue and expenses related to policies written on behalf of third parties where we do not undertake the direct consumer marketing. This segment includes the writing of policies that provide different coverage and may have materially different terms and conditions than our subscription medical plan. Our relationships in our other business segment are generally subject to termination provisions and are non-exclusive.  Accordingly we cannot control how much business is written with us, even if a contract is not terminated.  Loss of an entire program via contract termination could result in the associated policies and revenues being lost over a period of 12 - 18 months which could have a material impact on our results of operations. We may enter into additional relationships in the future to the extent we believe they will be profitable to us, which could also impact our operating results.

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
We generate revenue in our other business segment primarily from writing policies on behalf of third parties where we do not undertake the direct consumer marketing. This segment includes the writing of policies that provide different coverage and may have materially different terms and conditions than our subscription medical plan.

Cost of Revenue
Cost of revenue in each of our segments is comprised of claims expenses and other cost of revenue.
Claims expenses
Claims expenses include claims incurred, the cost of personnel administering the claims and providing member service relating to claims, and other operating expenses directly or indirectly related to claims administration. Claims incurred are the claims approved for payment plus an accrual for claims incurred that have not yet been submitted or approved for payment. This accrual is based on our historical experience and developments in claims frequency and severity and the cost of veterinary care, and also includes the cost of administering such claims.
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
Sales and Marketing
Sales and marketing expenses primarily consist of lead generation costs, converting leads to enrolled pets, print, online and promotional advertising costs, strategic partnership fees and personnel costs and related expenses. Sales and marketing expenses are driven primarily by investments to acquire new members. We plan to continue to invest in existing and new member acquisition channels and marketing initiatives to grow our business. Investments in new member acquisition channels and marketing initiatives are generally more expensive than our traditional marketing channels and increase our average pet acquisition cost. We manage our sales and marketing expense on a per pet basis. As such, we expect sales and marketing expenses to fluctuate in absolute values and as a percentage of revenue based on how many new pets are enrolled in a period as well as the average pet acquisition cost. We generally target a ratio of lifetime value of a pet to average pet acquisition cost of 5 to 1.
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

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscription business	$173,356	$133,406	$103,502
Other business	14,874	13,557	12,408
Total revenue	188,230	146,963	115,910
Cost of revenue:
Subscription business(1)	141,321	109,428	85,169
Other business	13,621	12,306	10,867
Total cost of revenue	154,942	121,734	96,036
Gross profit:
Subscription business	32,035	23,978	18,333
Other business	1,253	1,251	1,541
Total gross profit	33,288	25,229	19,874
Operating expenses:
Sales and marketing(1)	15,247	15,231	11,608
Technology and development(1)	9,534	11,215	9,899
General and administrative(1)	15,205	15,558	14,312
Total operating expenses	39,986	42,004	35,819
Operating loss	(6,698)	(16,775)	(15,945)
Interest expense	218	325	6,726
Other income, net	(58)	(9)	(1,487)
Loss before income taxes	(6,858)	(17,091)	(21,184)
Income tax expense (benefit)	38	114	(7)
Net loss	$(6,896)	$(17,205)	$(21,177)

(1)	Includes stock-based compensation expense as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenue	$275	$263	$315
Sales and marketing	532	446	553
Technology and development	246	404	461
General and administrative	1,893	1,889	2,755
Total stock-based compensation expense	$2,946	$3,002	$4,084

	Years Ended December 31,
	2016	2015	2014
Revenue	100%	100%	100%
Cost of revenue	82	83	83
Gross profit	18	17	17
Operating expenses:
Sales and marketing	8	10	10
Technology and development	5	8	9
General and administrative	8	11	12
Total operating expenses	21	29	31
Operating loss	(4)	(12)	(14)
Interest expense	—	—	5
Other income, net	—	—	(1)
Loss before income taxes	(4)	(12)	(18)
Income tax expense (benefit)	—	—	—
Net loss	(4)%	(12)%	(18)%

	Years Ended December 31,
	2016	2015	2014
Subscription business revenue	100%	100%	100%
Subscription business cost of revenue	82	82	82
Subscription business gross profit	18%	18%	18%

Comparison of the years ended December 31, 2016, 2015 and 2014
Revenue

	Years Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$173,356	$133,406	$103,502	30%	29%
Other business	14,874	13,557	12,408	10	9
Total revenue	$188,230	$146,963	$115,910	28	27
Percentage of Revenue by Segment:
Subscription business	92%	91%	89%
Other business	8	9	11
Total revenue	100%	100%	100%

Total pets enrolled (at period end)	343,649	291,818	232,450	18	26
Total subscription pets enrolled (at period end)	323,233	272,636	215,491	19	27
Monthly average revenue per pet	$47.82	$45.04	$44.14	6	2
Average monthly retention	98.60%	98.64%	98.69%

Year ended December 31, 2016 compared to year ended December 31, 2015. Total revenue increased by $41.3 million to $188.2 million for the year ended December 31, 2016, or 28%. Revenue from our subscription business segment increased by $40.0 million to $173.4 million for the year ended December 31, 2016, or 30%. This increase in subscription business revenue was primarily due to a 19% increase in total subscription pets enrolled as of December 31, 2016 compared to December 31, 2015, and increased average revenue per pet of 6% for the same period due to increases in pricing to cover the increased cost of veterinary care. The impact of the increase was partially offset by an approximate $1.2 million negative impact on our Canadian revenue due to changes in foreign exchange rates when compared to 2015. Revenue from our other business segment increased $1.3 million to $14.9 million for the year ended December 31, 2016, or 10%, due to an increase in enrolled pets in this segment.
Year ended December 31, 2015 compared to year ended December 31, 2014. Total revenue increased by $31.1 million to $147.0 million for the year ended December 31, 2015, or 27%. Revenue for our subscription business segment increased by $29.9 million to $133.4 million for the year ended December 31, 2015, or 29%. This increase in subscription business revenue was primarily due to a 27% increase in total subscription pets enrolled as of December 31, 2015 compared to December 31, 2014. Average revenue per pet increased from $44.14 to $45.04, or 2%, for the same period due to increases in pricing to cover the increased cost of veterinary care. The impact of the increase was partially offset by an approximate $4.8 million impact of foreign exchange rates on our Canadian revenue. Revenue from our other business segment increased $1.2 million to $13.6 million for the year ended December 31, 2015, or 9%, due to an increase in enrolled pets in this segment.

Cost of Revenue

	Years Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014

	(in thousands, except percentages)
Cost of Revenue:
Subscription business:
Claims expenses	$124,636	$95,420	$74,206	31%	29%
Other cost of revenue	16,685	14,008	10,963	19	28
Total cost of revenue	141,321	109,428	85,169	29	28
Gross profit	32,035	23,978	18,333	34	31
Other business:
Claims expenses	8,898	7,904	5,707	13	38
Other cost of revenue	4,723	4,402	5,160	7	(15)
Total cost of revenue	13,621	12,306	10,867	11	13
Gross profit	1,253	1,251	1,541	—	(19)
Total pets enrolled (at period end)	343,649	291,818	232,450	18	26
Total subscription pets enrolled (at period end)	323,233	272,636	215,491	19	27
Percentage of Revenue by Segment:
Subscription business:
Claims expenses	72%	72%	72%
Other cost of revenue	10	10	10
Total cost of revenue	82	82	82
Gross profit	18	18	18
Other business:
Claims expenses	60	58	46
Other cost of revenue	32	32	42
Total cost of revenue	92	91	88
Gross profit	8	9	12
Year ended December 31, 2016 compared to year ended December 31, 2015. Cost of revenue for our subscription business segment was $141.3 million, or 82% of revenue, for the year ended December 31, 2016, compared to $109.4 million, or 82%, of revenue for the year ended December 31, 2015. This $31.9 million increase in subscription cost of revenue was primarily the result of a 19% increase in subscription pets enrolled. Compensation expense and related costs increased by $2.1 million, or 17%, due to an increase in employee headcount to service our growth and improve our member experience. This was offset by a $1.0 million benefit of foreign exchange rates on our Canadian costs. Cost of revenue for our other business segment increased $1.3 million to $13.6 million for the year ended December 31, 2016, due to an increase in enrolled pets in this segment.
Year ended December 31, 2015 compared to year ended December 31, 2014. Cost of revenue for our subscription business segment was $109.4 million, or 82% of revenue, for the year ended December 31, 2015, compared to $85.2 million, or 82% of revenue, for the year ended December 31, 2014. This $24.3 million increase in subscription cost of revenue was primarily the result of a 27% increase in enrolled pets and a 29% increase in claims expense for our subscription business. Compensation expense and related costs increased by $1.8 million due to a 12% increase in employee headcount to service our growth and improve our member experience. There was an additional $3.5 million benefit of foreign exchange rates on our Canadian costs.
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

Sales and Marketing Expenses

	Years Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(in thousands, except percentages and per pet data)
Sales and marketing	$15,247	$15,231	$11,608	—%	31%
Percentage of total revenue	8%	10%	10%

Subscription Business:
Total subscription pets enrolled (at period end)	323,233	272,636	215,491	19	27
Average pet acquisition cost (PAC)	$123	$132	$121	(7)	9
Lifetime Value of a Pet (LVP)	$631	$591	$591	7	—
Year ended December 31, 2016 compared to year ended December 31, 2015. Sales and marketing expenses remained consistent at $15.2 million for the year ended December 31, 2016 and decreased as a percentage of revenue from 10% to 8%. Headcount increased 30% in the sales and marketing department, offset by a decrease in the use of third-party vendors. Our core sales and marketing initiatives remained consistent between years. During 2016 we continued to focus on disciplined spending and increased our LVP to PAC ratio from 4.5:1 at December 31, 2015 to 5.1:1 at December 31, 2016.
Year ended December 31, 2015 compared to year ended December 31, 2014. Sales and marketing expenses increased $3.6 million to $15.2 million for the year ended December 31, 2015, or 31%. The increase in sales and marketing expenses was primarily due to an increase of $0.5 million in expenditures related to new and expanded online marketing initiatives and public relations, a $0.8 million increase in print advertising and brand development and a $1.1 million increase related to developing our territory partner network and support functions. Additionally, there was a $1.1 million increase in compensation and related costs and recruiting due to increased headcount in the sales and marketing department. Fees to our territory partners increased $0.3 million based on increased enrollments.
Technology and Development Expenses

	Years Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(in thousands, except percentages)
Technology and development	$9,534	$11,215	$9,899	(15)%	13%
Percentage of total revenue	5%	8%	9%

Year ended December 31, 2016 compared to year ended December 31, 2015. Technology and development expenses decreased $1.7 million to $9.5 million for the year ended December 31, 2016, or 15%. This decrease was partially due to a $2.7 million decrease in professional services and compensation expense and related costs as headcount decreased 36% in this department. This was partially offset by a $1.2 million increase in depreciation expense, driven by several projects being placed into service during 2016.

Year ended December 31, 2015 compared to year ended December 31, 2014. Technology and development expenses increased $1.3 million to $11.2 million for the year ended December 31, 2015, or 13%. The increase was primarily due to a $0.4 million increase related to infrastructure growth to support our growing business. Depreciation and amortization expense increased by $0.6 million as new projects relating to prior years were placed into service in 2015. Additionally, there was a $0.2 million increase in costs related to our direct pay initiative. Total expenses, net of capitalization, in technology related to our direct pay claims processing initiative were $4.3 million in 2015 and $4.4 million in 2014. Of these amounts, depreciation expense comprised $0.8 million in 2015 and $0.6 million in 2014.

General and Administrative Expenses

	Years Ended December 31,			2015 to 2016 % Change	2014 to 2015 % Change
	2016	2015	2014
	(in thousands, except percentages)
General and administrative	$15,205	$15,558	$14,312	(2)%	9%
Percentage of total revenue	8%	11%	12%
Year ended December 31, 2016 compared to year ended December 31, 2015. General and administrative expenses decreased $0.4 million to $15.2 million for the year ended December 31, 2016, or 2%. This was primarily due to a decrease in personnel costs and related expenses of $0.6 million resulting from lower incentive compensation while headcount remained consistent. General and administrative expenses decreased from 11% to 8% as a percentage of revenue for the year ended December 31, 2016, as we experienced scale in our support functions.
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
Other Expense, Net

	Years Ended December 31,
	2016	2015	2014

	(in thousands)
Interest expense	$218	$325	$6,726
Other income, net	(58)	(9)	(1,487)
Total other expense, net	$160	$316	$5,239
Year ended December 31, 2016 compared to year ended December 31, 2015. Other expense, net for the year ended December 31, 2016 decreased $0.1 million to $0.2 million. This was primarily due to a $0.1 million decrease in interest expense resulting from a lower outstanding average loan balance compared to the prior year.
Year ended December 31, 2015 compared to year ended December 31, 2014. Other expense, net for the year ended December 31, 2015 decreased $4.9 million to $0.3 million. This was primarily due to a decrease in interest expense associated with the repayment of debt and the expensing of unamortized debt discounts associated with the repayment of debt in 2014, partially offset by the revaluation of warrants classified as liabilities which resulted in other income in 2014.

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

	Three Months Ended
	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Subscription business	$47,422	$44,629	$42,162	$39,143	$36,722	$34,420	$32,208	$30,056
Other business	3,918	3,730	3,670	3,556	3,479	3,445	3,379	3,254
Total revenue	51,340	48,359	45,832	42,699	40,201	37,865	35,587	33,310
Cost of revenue:
Subscription business(1)	38,528	36,432	34,158	32,203	29,856	28,146	26,661	24,766
Other business	3,594	3,427	3,408	3,192	3,075	3,128	3,140	2,962
Total cost of revenue	42,122	39,859	37,566	35,395	32,931	31,274	29,801	27,728
Gross profit:
Subscription business	8,894	8,197	8,004	6,940	6,866	6,274	5,547	5,290
Other business	324	303	262	364	404	317	239	292
Total gross profit	9,218	8,500	8,266	7,304	7,270	6,591	5,786	5,582
Operating expenses:
Sales and marketing(1)	3,951	3,892	3,564	3,840	3,919	4,128	3,533	3,651
Technology and development(1)	2,744	2,339	2,164	2,287	2,533	3,005	2,879	2,798
General and administrative(1)	4,177	3,811	3,495	3,722	3,798	4,067	3,996	3,697
Total operating expenses	10,872	10,042	9,223	9,849	10,250	11,200	10,408	10,146
Operating loss	(1,654)	(1,542)	(957)	(2,545)	(2,980)	(4,609)	(4,622)	(4,564)
Interest expense	81	66	41	30	26	14	40	245
Other (income) expense, net	(19)	16	(38)	(17)	(17)	4	(15)	19
Loss before income taxes	(1,716)	(1,624)	(960)	(2,558)	(2,989)	(4,627)	(4,647)	(4,828)
Income tax expense (benefit)	7	13	4	14	12	16	(22)	108
Net loss	$(1,723)	$(1,637)	$(964)	$(2,572)	$(3,001)	$(4,643)	$(4,625)	$(4,936)

	Period Ended
	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015
Other Financial and Operational Data(2):
Total pets enrolled	343,649	334,070	320,896	307,298	291,818	276,988	259,948	246,106
Total subscription pets enrolled	323,233	312,282	299,856	287,123	272,636	258,546	241,808	228,409
Monthly average revenue per pet	$49.17	$48.37	$47.39	$46.12	$45.48	$45.15	$45.10	$44.34
Lifetime value of a pet	$631	$624	$622	$603	$591	$591	$570	$567
Average pet acquisition cost(3)	$133	$120	$118	$123	$132	$129	$133	$134
Average monthly retention	98.60%	98.61%	98.64%	98.65%	98.64%	98.66%	98.67%	98.66%
Adjusted EBITDA (in thousands)(4)	$302	$304	$522	$(1,066)	$(1,588)	$(3,211)	$(3,165)	$(3,333)
(1) Includes stock-based compensation as follows:

	Three Months Ended
	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015
	(in thousands)
Cost of revenue	$60	$83	$66	$66	$68	$68	$58	$69
Sales and marketing	113	172	165	82	104	102	110	130
Technology and development	88	67	36	55	93	97	93	121
General and administrative	470	454	476	493	388	482	636	383

(2)
For more information about how we calculate total pets enrolled, total subscription pets enrolled, monthly average revenue per pet, lifetime value of a pet, average pet acquisition cost and average monthly retention, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Metrics.”

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

(4)
Adjusted EBITDA is a non-GAAP financial measure that we define as net loss excluding stock-based compensation expense, depreciation and amortization expense, interest income, interest expense, change in fair value of warrant liabilities, income tax expense (benefit) and loss (income) from equity method investment. For more information about Adjusted EBITDA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

	Three Months Ended
	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	82	82	82	83	82	83	84	83
Gross profit	18	18	18	17	18	17	16	17
Operating expenses:
Sales and marketing	8	8	8	9	10	11	10	11
Technology and development	5	5	5	5	6	8	8	8
General and administrative	8	8	8	9	9	11	11	11
Total operating expenses	21	21	20	23	25	30	29	30
Operating loss	(3)	(3)	(2)	(6)	(7)	(12)	(13)	(14)
Interest expense	—	—	—	—	—	—	—	(1)
Other (income) expense, net	—	—	—	—	—	—	—	—
Loss before income taxes	(3)	(3)	(2)	(6)	(7)	(12)	(13)	(15)
Income tax expense (benefit)	—	—	—	—	—	—	—	—
Net loss	(3)%	(3)%	(2)%	(6)%	(7)%	(12)%	(13)%	(15)%

	Three Months Ended
	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%	100%	100%	100%	100%
Subscription business cost of revenue	81	82	81	82	81	82	83	82
Subscription business gross profit	19%	18%	19%	18%	19%	18%	17%	18%

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
Sources of Funds
As of December 31, 2016, we had $53.2 million of cash and cash equivalents and short-term investments and $21.6 million available under our line of credit which excludes $1.6 million reserved under the credit agreement for an outstanding letter of credit and other ancillary services. We believe that our existing cash and cash equivalents, short-term investments and line of credit will be sufficient to fund our operations and statutory capital requirements for at least the next 12 months. From time to time, we may explore additional financing, which could include equity, equity-linked and debt financing. However, there can be no assurance that any additional financing will be available to us on acceptable terms, or at all.
Cash and investments held by our insurance subsidiaries, American Pet Insurance Company (APIC) and Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, are subject to certain capital and dividend rules and regulations as applicable within the jurisdictions in which they are authorized to operate. For more information on this change, see “—Regulation”.

Long-Term Debt
Pacific Western Bank Loan and Security Agreement
In April 2007, we entered into a loan and security agreement with Pacific Western Bank (PWB), formerly with Square 1 Bank, a division of PWB, which we amended and restated in August 2012 and June 2016. In December 2016, we replaced this agreement and entered into a syndicated loan agreement with PWB and Western Alliance Bank (WAB) that increased our facility from $20.0 million to $30.0 million. We refer to this amended and restated loan and security agreement as our PWB credit facility. The PWB credit facility provides for a revolving line of credit, under which we may take advances up to $30.0 million. The maximum amount available to us under the PWB credit facility, inclusive of any amounts outstanding under the revolving line of credit, is the lesser of $30.0 million and the total amount of cash and securities held by our insurance subsidiaries (APIC and WICL), less up to $0.5 million for obligations we may have outstanding from PWB and/or WAB for other ancillary services and our $1.1 million letter of credit.
Interest on the PWB credit facility accrues at a variable annual rate equal to the greater of 4.5% or 1.25% plus the prime rate. The PWB credit facility matures in December 2018 or December 2019 if the revolving line of credit is automatically renewed. The PWB credit facility automatically renews in January 2018 unless canceled by PWB and/or WAB.
The PWB credit facility requires us to maintain certain financial covenants, including having APIC maintain statutory capital and surplus at all times of not less than the greater of $0.5 million or 110% of the highest amount of statutory capital and surplus required in any state in which APIC is licensed, maintaining a minimum unrestricted cash balance of $0.6 million in our accounts at WAB and/or one or more WAB affiliates, maintaining all of our depository and operating accounts at PWB and/or WAB, achieving certain quarterly revenue and remaining within certain monthly maximum EBITDA loss levels. EBITDA is defined for such purposes as earnings, plus an amount equal to the sum of (i) tax, plus (ii) depreciation and amortization, plus (iii) interest and non-cash expenses, plus (iv) any non-cash stock compensation expense, plus (v) loss from equity method investments, and minus gain from equity method investments.
The PWB credit facility also requires us to maintain certain non-financial covenants, including those that restrict our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, permit withdrawals from APIC (with certain exceptions) and conduct operations in certain of our Canadian subsidiaries. As of December 31, 2016, we were in compliance with each of the financial and non-financial covenants.

Our obligations under the PWB credit facility are secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of December 31, 2016, we had $5.0 million aggregate borrowings outstanding under the PWB credit facility.
Regulation
As of December 31, 2016, our insurance entities, APIC and Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, held $29.5 million in short-term investments and $13.0 million in other current assets, including $4.4 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of December 31, 2016, total assets and liabilities held outside our insurance entities totaled $37.3 million and $14.4 million, respectively, including $14.8 million of cash and cash equivalents that are segregated from other operating funds and are held in trust for the payment of claims on behalf of our insurance subsidiaries.
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

APIC

The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of the National Association of Insurance Commissioners (NAIC). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. As of December 31, 2016, APIC was required to maintain at least $25.8 million of risk-based capital to avoid this additional regulatory oversight. As of that date, APIC maintained $30.5 million of risk-based capital. The NY DFS may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow.
New York laws also restrict the ability of APIC to pay dividends to our parent holding company. The dividend restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. In general, dividends or distributions that, in the aggregate in any 12-month period exceed the lesser of (i) 10% of surplus as of the preceding December 31 or (ii) the insurer’s adjusted net investment income for such 12-month period ended the preceding December 31, not including realized capital gains, are subject to approval by regulatory authorities. As of December 31, 2016, $0.1 million was able to be paid in the form of a dividend from APIC to our parent holding company without prior approval from regulatory authorities.
WICL Segregated Account AX
WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL and all shares of the segregated account are owned by Trupanion, Inc. Our agreements with WICL do not allow dividends to be paid to our parent company until 2017. Subsequent to December 31, 2016, our parent entity received a dividend of $2.7 million from Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX as allowed under our agreements with WICL. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Omega General Insurance Company, we are required to maintain a Canadian Trust account with the greater of CAD $2 million or 115% of unearned Canadian premium plus 15% of outstanding Canadian claims, including all incurred but not reported claims.
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

Investments
As of December 31, 2016, we had $32.1 million of short-term and long-term investments in our insurance entities. These investments are held to satisfy statutory requirements and support operating needs. The majority of our investments are highly rated U.S. treasury securities, certificates of deposit, and U.S. government funds. In addition we have one investment in a municipal bond which is insured by a third-party insurance company with a rating of “A2” with Moody’s.

Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net cash provided by (used in) operating activities	$5,006	$(10,425)	$(10,801)
Net cash used in investing activities	(6,508)	(9,923)	(11,926)
Net cash provided by (used in) financing activities	7,672	(14,208)	57,863
Effect of exchange rates on cash	111	(586)	23
Net change in cash, cash equivalents, and restricted cash	$6,281	$(35,142)	$35,159
Operating Cash Flows
We derive operating cash flows from cash collected from the sale of subscriptions to our medical plan, which is used to pay claims and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pets and projects to improve member experience.
Net cash provided by operating activities for the year ended December 31, 2016 consisted of our net loss of $6.9 million reduced by non-cash expenses, including stock-based compensation of $2.9 million and depreciation and amortization of $3.8 million and a $5.0 million change in operating assets and liabilities. The change in cash provided by (used in) operating activities was primarily related to the $10.3 million improvement in net loss, driven by higher revenue and decreased operating expenses as a percentage of revenue as we experienced efficiencies in our claims and customer service departments and experienced scale in our technology and development and general and administrative departments. Additionally, we reduced spend as a percentage of revenue in our sales and marketing department.
Net cash used in operating activities for 2015 consisted of our net loss of $17.2 million reduced by non-cash expenses, including stock-based compensation of $3.0 million and the amortization of $2.5 million and a $1.3 million change in operating assets, which were primarily driven by an increase in claims paid, increased spend on marketing and technology initiatives, increased payables due to timing of payments, as well as an increase in prepaid assets due to prepayments for benefits and a new billing system. These increases in cash used in operating activities were partially offset by increased revenue due to enrollment growth and higher average revenue per pet.
Net cash used in operating activities for 2014 consisted of our net loss of $21.2 million reduced by non-cash expenses, including stock-based compensation of $4.1 million and the amortization of the debt discount of $5.0 million as well as changes in our operating assets and liabilities of $1.1 million, which were primarily driven by an increase in claims paid, increased spend on marketing and technology initiatives, as well as an increase in prepaid assets due to advance payment insurance. These increases in cash used in operating activities were partially offset by increased revenue due to enrollment growth and higher average revenue per pet.
Investing Cash Flows
Net cash used in investing activities for each of the periods presented was primarily related to the net purchase of investments to increase our statutory capital. We expect to continue increasing our statutory capital as we expand our operations. In addition, purchases of property and equipment decreased from the year ended December 31, 2015 to the year ended December 31, 2016 due to decreased spending related to internally developed software projects including our direct pay initiative.
Financing Cash Flows
Historically, we have funded our operations through the issuance of common and preferred stock and the incurrence of indebtedness. In July 2014, we completed our IPO, pursuant to which we sold 8,193,750 shares of common stock at an offering price of $10.00 per share.

For the year ended December 31, 2016, net cash provided by financing activities primarily consisted of borrowings under our line of credit of $5.0 million and proceeds from the exercise of stock options of $3.7 million, partially offset by $0.7 million for tax withholding on restricted stock.
For 2015, net cash used in financing activities primarily consisted of debt repayments of $14.9 million. In addition, we received $1.3 million in proceeds from the exercise of stock options.
For 2014, net cash provided by financing activities included the net proceeds from our IPO of $72.8 million and debt financing of $17.0 million. Net cash used in financing activities consisted primarily of debt repayments of $32.0 million.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. Our contractual cash obligations as of December 31, 2016 are set forth below (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$5,450	$225	$5,225	$—	$—
Capital lease obligations	581	374	207	—	—
Operating lease obligations	20,702	1,510	3,880	4,283	11,029
Strategic marketing and service provider agreements	2,450	1,269	1,114	67	—
Other obligations	3,755	2,355	1,331	69	—

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
Key assumptions. Our Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying stock, the expected volatility of the price of our stock, the expected term of the option, risk-free interest rates and the expected dividend yield of our stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

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

In addition to the assumptions used in the Black-Scholes-Merton option-pricing model, the amount of stock option expense we recognize in our consolidated statements of operations includes an estimate of stock option forfeitures. Estimated forfeitures did not have a material impact on our assumptions in 2016, 2015 or 2014.
Income Taxes
We use the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when such assets and liabilities are recovered or settled. We determine deferred tax assets, including net operating losses (NOLs) and liabilities, based on temporary differences between the book and tax bases of assets and liabilities. We believe that it is currently more likely than not that our deferred tax assets will not be realized, and as such, a full valuation allowance is required. In addition, annual use of our net operating loss carryforwards and credit carryforwards may be limited if we experience an ownership change. As of December 31, 2016, the utilization of approximately $0.5 million of net operating losses are subject to limitation as a result of prior ownership changes; however, subsequent ownership changes may further affect the limitation in future years.
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
As of December 31, 2016 and 2015, our reserve for claims incurred but not yet reported was $9.5 million and $6.3 million, respectively. We believe the amount of our claims reserve as of December 31, 2016 is adequate and we do not believe that there are any reasonably likely changes in the facts or circumstances underlying key assumptions that would result in the reserve for claims being insufficient in an amount that would have a material impact on our reported results, financial position or liquidity. The ultimate liability, however, may be in excess of or less than the amount we have reserved. During 2016, we experienced actual claims that were greater than our estimate for prior year reserves by $0.7 million. During 2015 and 2014, we experienced actual claims that were below our estimate for prior year reserves by less than $0.1 million and $0.5 million, respectively. Historically, approximately 95% of claims have been settled within three months of the claim date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to various market risks, including the risks inherent in our insurance business and changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices.

Interest Rate Risk
The principal market risk we face is interest rate risk. We had cash and cash equivalents of $23.6 million and $32.1 million in investments as of December 31, 2016, which consisted of both highly-liquid investments with an original maturity of twelve months or less and long-term low-risk investments. We believe that we do not have significant exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of most of our investments coupled with the security behind our long-term investments. Historically, our investment income has not been a material part of our operations.
As of December 31, 2016, our aggregate outstanding indebtedness was $5.0 million, which was borrowed pursuant to our revolving line of credit with Pacific Western Bank (PWB) and Western Alliance Bank (WAB). This PWB credit facility bears interest at the rate of greater of 4.5% or 1.25% plus the prime rate and matures in December 2018 or December 2019 if the PWB credit facility is automatically renewed. Interest on any borrowings under the PWB credit facility would accrue at a rate based on a formula tied to certain market rates at the time of incurrence. However, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations or cash flows. For more information regarding this credit agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt."
Foreign Currency Exchange Risk
We generate a significant portion of our revenue in Canada. In 2016, our Canadian operations accounted for 20% of our revenue. Our revenue and expenses are generally denominated in the currencies in which our operations are located, which are the United States and Canada. As our operations in Canada or the United States grow on an absolute basis and/or relative to one another, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates.
Upon consolidation, as exchange rates vary, revenues and other operating results may differ materially from expectations. For example, had the average 2015 Canadian currency exchange rate remained consistent into 2016, Canadian revenues would have been $1.3 million higher after the foreign currency conversion. Our analysis of operating results transacted in Canadian currency indicated that a hypothetical 10% change in the Canadian currency exchange rate could have increased or decreased our total revenues by approximately $3.7 million for the year ended December 31, 2016. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Item 8. Financial Statements and Supplementary Data

Trupanion Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trupanion, Inc.

We have audited the accompanying consolidated balance sheets of Trupanion, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trupanion, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Seattle, Washington
February 15, 2017

Trupanion, Inc. Consolidated Statements of Operations (in thousands, except for share and per share data)

	Years Ended December 31,
	2016	2015	2014
Revenue	$188,230	$146,963	$115,910
Cost of revenue:
Claims expenses	133,534	103,324	79,913
Other cost of revenue	21,408	18,410	16,123
Gross profit	33,288	25,229	19,874
Operating expenses:
Sales and marketing	15,247	15,231	11,608
Technology and development	9,534	11,215	9,899
General and administrative	15,205	15,558	14,312
Total operating expenses	39,986	42,004	35,819
Operating loss	(6,698)	(16,775)	(15,945)
Interest expense	218	325	6,726
Other income, net	(58)	(9)	(1,487)
Loss before income taxes	(6,858)	(17,091)	(21,184)
Income tax expense (benefit)	38	114	(7)
Net loss	$(6,896)	$(17,205)	$(21,177)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.24)	$(0.62)	$(1.64)
Weighted average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	28,527,602	27,638,443	12,934,477

Trupanion, Inc. Consolidated Statements of Comprehensive Loss (in thousands)

	Years Ended December 31,

	2016	2015	2014
Net loss	$(6,896)	$(17,205)	$(21,177)
Other comprehensive income (loss):
Foreign currency translation adjustments	79	(517)	65
Change in unrealized losses on available-for-sale securities	46	4	110
Other comprehensive income (loss), net of taxes	125	(513)	175
Comprehensive loss	$(6,771)	$(17,718)	$(21,002)

Trupanion, Inc. Consolidated Balance Sheets (in thousands, except for share data)

	Years Ended December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$23,637	$17,956
Short-term investments	29,570	25,288
Accounts and other receivables	10,118	8,196
Prepaid expenses and other assets	2,062	2,193
Total current assets	65,387	53,633
Restricted cash	600	—
Long-term investments, at fair value	2,579	2,388
Equity method investment	271	300
Property and equipment, net	8,464	9,719
Intangible assets, net	4,910	4,854
Other long term assets	134	23
Total assets	$82,345	$70,917
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,006	$1,289
Accrued liabilities	4,322	4,189
Claims reserve	9,521	6,274
Deferred revenue	13,463	11,042
Deferred tax liabilities	251	169
Other payables	1,094	654
Total current liabilities	30,657	23,617
Long-term debt	4,767	—
Deferred tax liabilities	1,372	1,433
Other liabilities	834	511
Total liabilities	37,630	25,561
Stockholders’ equity:
Common stock, $0.00001 par value per share, 100,000,000 shares authorized at December 31, 2016 and 200,000,000 shares authorized at December 31, 2015, 30,156,247 and 29,498,947 shares issued and outstanding at December 31, 2016; 29,017,168 and 28,396,189 shares issued and outstanding at December 31, 2015.	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized at December 31, 2016 and December 31, 2015, and 0 shares issued and outstanding at December 31, 2016 and December 31, 2015.	—	—
Additional paid-in capital	129,574	122,844
Accumulated other comprehensive loss	(377)	(502)
Accumulated deficit	(81,281)	(74,385)
Treasury stock, at cost: 657,300 shares at December 31, 2016, and 620,979 shares at December 31, 2015.	(3,201)	(2,601)
Total stockholders’ equity	44,715	45,356
Total liabilities and stockholders’ equity	$82,345	$70,917

Trupanion, Inc. Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Special Voting Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	14,857,989	31,724	2,236,641	—	2,247,130	—	5,769	(36,003)	(164)	(2,601)	(32,999)
Conversion of special voting shares to common stock	—	—	2,247,130	—	(2,247,130)	—	—	—	—	—	—
Conversion of preferred stock to common stock	(14,944,945)	(32,724)	14,944,945	—	—	—	32,724	—	—	—	32,724
Exercise of warrants	86,956	1,000	25,170	—	—	—	270	—	—	—	270
Proceeds from IPO, net of issuance costs	—	—	8,193,750	—	—	—	72,722	—	—	—	72,722
Reclassification of warrant liabilities	—	—	—	—	—	—	3,180	—	—	—	3,180
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	—	—	183,305	—	—	—	181	—	—	—	181
Stock-based compensation expense	—	—	—	—	—	—	4,199	—	—	—	4,199
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	175	—	175
Net loss	—	—	—	—	—	—	—	(21,177)	—	—	(21,177)
Balance at December 31, 2014	—	—	27,830,941	—	—	—	119,045	(57,180)	11	(2,601)	59,275
Issuance of restricted stock	—	—	4,616	—	—	—	—	—	—	—	—
Tax withholding on restricted stock	—	—	(72,197)	—	—	—	(643)	—	—	—	(643)
Exercise of stock options	—	—	632,829	—	—	—	1,335	—	—	—	1,335
Stock-based compensation expense	—	—	—	—	—	—	3,107	—	—	—	3,107
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(513)	—	(513)
Net loss	—	—	—	—	—	—	—	(17,205)	—	—	(17,205)
Balance at December 31, 2015	—	—	28,396,189	—	—	—	122,844	(74,385)	(502)	(2,601)	45,356
Issuance of restricted stock	—	—	2,511	—	—	—	—	—	—	—	—
Tax withholding on restricted stock	—	—	(42,798)	—	—	—	(662)	—	—	—	(662)
Exercise of stock options	—	—	1,119,367	—	—	—	3,745	—	—	—	3,745
Exercise of warrants	—	—	59,999	—	—	—	600	—	—	—	600
Purchase of treasury stock	—	—	(36,321)	—	—	—	—	—	—	(600)	(600)
Stock-based compensation expense	—	—	—	—	—	—	3,047	—	—	—	3,047
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	—	—	(6,896)	—	—	(6,896)
Balance at December 31, 2016	—	$—	29,498,947	$—	—	$—	$129,574	$(81,281)	$(377)	$(3,201)	$44,715

Trupanion, Inc. Consolidated Statements of Cash Flows (in thousands)

	Years Ended December 31,

	2016	2015	2014
Operating activities
Net loss	$(6,896)	$(17,205)	$(21,177)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,846	2,542	1,674
Amortization of debt discount and prepaid loan fees	58	21	5,033
Warrant income	—	—	(1,574)
Stock-based compensation expense	2,946	3,002	4,084
Other, net	46	(89)	57
Changes in operating assets and liabilities:
Accounts and other receivable	(1,830)	(328)	(126)
Prepaid expenses and other current assets	48	(905)	(369)
Accounts payable	652	(347)	449
Accrued liabilities	175	51	551
Claims reserve	3,226	1,241	(505)
Deferred revenue	2,398	1,779	877
Other payables	337	(187)	225
Net cash provided by (used in) operating activities	5,006	(10,425)	(10,801)
Investing activities
Purchases of investment securities	(31,616)	(24,800)	(34,894)
Maturities of investment securities	27,247	20,180	28,601
Equity method investment	—	(300)	—
Purchases of property and equipment	(1,941)	(4,894)	(5,633)
Other	(198)	(109)	—
Net cash used in investing activities	(6,508)	(9,923)	(11,926)
Financing activities
Tax withholding on restricted stock	(662)	(643)	—
Proceeds from exercise of stock options	3,745	1,335	211
Proceeds from (repayment of) debt financing	4,988	(14,900)	(15,000)
Payments on capital lease obligations	(204)	—	—
Other financing costs	(195)	—	(103)
Net proceeds from IPO	—	—	72,755
Net cash provided by (used in) financing activities	7,672	(14,208)	57,863
Effect of foreign exchange rates on cash, net	111	(586)	23
Net change in cash, cash equivalents, and restricted cash	6,281	(35,142)	35,159
Cash, cash equivalents, and restricted cash at beginning of period	17,956	53,098	17,939
Cash, cash equivalents, and restricted cash at end of period	$24,237	$17,956	$53,098
Supplemental disclosures
Income taxes paid	19	139	9
Interest paid	153	155	1,494
Noncash investing and financing activities:
Warrants issued in conjunction with debt issuance	—	—	1,124
Increase in payables for property and equipment	104	98	911
Cashless exercise of preferred stock warrants	—	—	1,270
Cashless exercise of common stock warrants	600	—	—
Common stock warrant reclassification to equity	—	—	3,180
Property and equipment acquired under capital lease	559	—	—

Trupanion, Inc.
Notes to Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies
Description of Business
The Company provides medical insurance plans for cats and dogs throughout the United States, Canada and Puerto Rico. The Company’s data-driven, vertically-integrated approach enables us to provide pet owners with what the Company believes is the highest value medical plan for their pets, priced specifically for each pet’s unique characteristics. The Company strives to operate the business similar to other subscription-based businesses, with a focus on maximizing the lifetime value of each pet while sustaining a favorable ratio of lifetime value relative to pet acquisition cost.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies and the reported amounts of revenue and expenses. Significant items subject to such estimates and assumptions include the valuation of deferred tax assets, stock-based compensation, claims reserve, useful lives of software developed for internal use, allowance for doubtful accounts, and income tax uncertainties. Actual results could differ from the estimates used in preparing the consolidated financial statements.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash totaled $24.2 million at December 31, 2016 and was comprised of $23.6 million cash and cash equivalents and $0.6 million restricted cash. There was no restricted cash as of December 31, 2015 and 2014.
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At times, cash on deposit may be in excess of the applicable federal deposit insurance corporation limits.
The Company considers any cash account that is restricted to withdrawal or use under the terms of certain financing agreements as restricted cash. Cash will be considered restricted for so long as the line of credit it relates to is open. Restricted cash pledged as collateral for its credit facility totaled $0.6 million at December 31, 2016.
Accounts and Other Receivable
Receivables are comprised of trade receivables and other miscellaneous receivables. As of December 31, 2016 and 2015, receivables included $8.0 million and $7.2 million, respectively, for one-year policies written by an unaffiliated general agent. Accounts and other receivable are carried at their estimated collectible amounts.
No single customer made up more than 5% of accounts receivable as of December 31, 2016 or 2015.

Deferred Acquisition Costs
The Company incurs certain costs related to the successful acquisition of new and renewal customer contracts, which are capitalized. These costs include premium taxes, fees and enrollment-based bonuses, and referral fees that directly relate to the successful acquisition of new or renewal customer contracts. Deferred acquisition costs are included in prepaid expenses and other assets on the consolidated balance sheet and are amortized over the related policy term to the applicable financial statement line item, including sales and marketing expenses and other cost of revenue. Total deferred acquisition costs for the years ended December 31, 2016, 2015 and 2014 are summarized below (in thousands):

	Years Ended December 31,
	2016	2015	2014
Deferred acquisition costs capitalized	$12,251	$10,184	$7,995
Deferred acquisition costs amortized:
Sales and marketing	1,401	1,490	858
Other cost of revenue	10,743	8,606	7,052
Total amortization	12,144	10,096	7,910
Balance at December 31,	$664	$557	$469
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
Premiums and discounts on fixed maturity securities are amortized or accreted over the life of the security. Such amortization expense and accretion is included in interest income. Interest income is recognized in other income, net when earned.
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
Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Leasehold improvements are depreciated over the less of their expected useful life or the remaining term of the related lease. Fixed assets under capital lease are depreciated over the lesser of their expected useful life or the remaining term of the related lease.
Costs related to software developed for internal use are primarily related to the Company’s website, internal support systems, and proprietary billing and claims systems. Costs are capitalized during the application development stage of the project and depreciated on a straight-line basis over the estimated useful lives of the related assets, estimated to be three years, once the software is placed into service.
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

Asset Impairment
Long-lived assets, such as property and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by the asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.
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
No single customer accounted for more than 5% of the Company’s revenue in 2016, 2015 or 2014.
Claims Expense
Claims expenses include claims incurred, the cost of personnel administering the claims and providing member service relating to claims, and other operating expenses directly or indirectly related to claims administration.
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
General and Administrative
General and administrative expenses consist primarily of personnel costs and related expenses for the Company’s finance, actuarial, human resources, legal and general management functions, as well as facilities and professional services.

Other Income, Net
Other income, net was comprised of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Interest income	$(119)	$(75)	$(73)
Foreign exchange loss	—	36	41
Loss on disposal of fixed assets	24	20	111
Warrant remeasurement	—	—	(1,574)
Other	37	10	8
Other income, net	$(58)	$(9)	$(1,487)
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

For the Company’s Canadian business, all plans are written by Omega General Insurance Company (Omega) and the risk is assumed by the Company through a fronting and reinsurance agreement. Premiums are recognized and earned pro rata over the terms of the related customer contracts. Premiums recognized from the agreement in 2016, 2015 and 2014 were $36.5 million, $30.9 million and $29.1 million, respectively and deferred revenue relating to this arrangement at December 31, 2016 and 2015 was $1.3 million and $0.9 million, respectively. Reinsurance revenue was 19%, 21% and 25% of total revenue in 2016, 2015 and 2014, respectively. Cash designated for the purpose of paying claims related to this reinsurance agreement was $2.1 million and $2.0 million at December 31, 2016 and 2015, respectively. In addition, as required by the Office of the Superintendent of Financial institutions regulations related to the Company’s reinsurance agreement with Omega, the Company is required to fund a Canadian Trust account with the greater of CAD $2.0 million or 115% of unearned Canadian premium plus 15% of outstanding Canadian claims, including all incurred but not reported claims. As of December 31, 2016, the Company was in compliance with all requirements.
The Company has not transferred any risk to third-party reinsurers.
In November 2012, the Company began writing one-year pet insurance policies for an unaffiliated general agent. Revenue during 2016, 2015 and 2014 totaled $10.8 million, $9.9 million and $10.0 million, respectively, and deferred revenue relating to this arrangement at December 31, 2016 and 2015 was $6.1 million and $5.5 million, respectively.
Advertising
Advertising costs are expensed as incurred, with the exception of television advertisements, which are expensed the first time each advertisement is aired. Advertising costs amounted to $4.0 million, $5.3 million and $3.2 million, in 2016, 2015 and 2014, respectively.
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
Foreign Currency
The Company’s consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at the exchange rates in effect on the balance sheet date. Revenue and expenses for each subsidiary are translated to U.S. dollars using a weighted-average rate for the relevant reporting period. Translation adjustments resulting from this process are included in accumulated other comprehensive loss, and totaled $0.4 million, $0.4 million and $0.1 million as of December 31, 2016, 2015 and 2014, respectively. Gains and losses that arise from exchange rate fluctuations for monetary asset and liability balances that are not denominated in an entity’s functional currency are included within other income.
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
Accounting Pronouncements Adopted during Period
In May 2015, the FASB issued an ASU amending short-term insurance contract disclosures and requiring more detailed disclosures to enable users of financial statements to understand information relating to liabilities for unpaid claims and claims adjustment expenses. Additionally, the amendments will also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate these liabilities. The Company adopted this ASU as of December 31, 2016 and has provided the required disclosures in Note 9.
In November 2016, the FASB issued an ASU which requires amounts determined to be restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This ASU is effective for fiscal periods beginning after December 15, 2018 including interim periods within that reporting period, with early adoption permitted. The Company adopted this ASU as of December 31, 2016 and has retrospectively applied all provisions by providing comparative disclosures for each period presented.
Recent Accounting Pronouncements
In November 2015, the FASB issued an ASU amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The ASU may be adopted either prospectively or retrospectively. The Company adopted this guidance retrospectively as of January 1, 2017. The Company anticipates that this guidance will not have a material impact on the financial statements resulting from the reclassification of deferred taxes to non-current.

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
In March 2016, the FASB issued an ASU amending the accounting for employee share-based payments, including income tax recognition and classification. The entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. Additionally, tax withholding of shares will be allowed up to the employees' maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. Finally, under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital on the balance sheet. Instead, companies will record all excess tax benefits and deficiencies as income tax expense or benefit in the income statement. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, with early adoption permitted. The Company adopted this guidance as of January 1, 2017. The Company has determined the guidance for estimating forfeitures does not currently have a material impact to the financial statements. The guidance for tax withholding on RSU's may have a material impact on cash flow from financing activities to the extent individual employees elect to withhold shares at rates higher than the statutory minimum. The guidance related to the accounting for excess tax benefits and deficiencies will result in an initial adjustment as of January 1, 2017 to the Company's net operating loss deferred tax asset to eliminate the Company's existing APIC pool amounting to $4.3 million, which will be offset by an adjustment to the company's valuation allowance.
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
2. Net Loss per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. Excluded from the weighted-average number of shares outstanding are shares that have been issued and are subject to future vesting and unvested restricted stock. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Potentially dilutive common stock equivalents are comprised of unvested restricted stock, stock options and warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
The following potentially dilutive equity securities were not included in the diluted net loss per common share calculation because they would have had an antidilutive effect:

	As of December 31,
	2016	2015	2014
Stock options	4,123,023	4,871,949	5,112,556
Restricted stock awards and units	352,996	472,384	592,625
Warrants	810,000	869,999	869,999

3. Property and Equipment, Net
Property and equipment, along with their useful lives, were as follows for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2016	2015
Office and telephone equipment (5 years)	$129	$127
PC and networking hardware (3–4 years)	1,191	1,177
Software (3–5 years)	14,340	12,547
Furniture and fixtures (5 years)	618	711
Vehicles (5 years)	54	54
Fixed assets under capital lease (over less of expected useful life or life of lease)	478	—
Leasehold improvement (over less of expected useful life or life of lease)	—	621
Property and equipment	16,810	15,237
Accumulated depreciation	(8,346)	(5,518)
Property and equipment, net	$8,464	$9,719
Depreciation expense for property and equipment was $3.8 million, $2.5 million and $1.6 million for 2016, 2015 and 2014, respectively.
The Company capitalized interest of $0.2 million in 2016, 2015 and 2014 related to software developed for internal use.

4. Intangible Assets
The Company acquired an insurance company in 2007, which originally included licenses in 23 states. These licenses were valued at $4.8 million. The Company is currently licensed in all 50 states, the District of Columbia and Puerto Rico. Most licenses are renewed annually upon payment of various fees assessed by the issuing state. Renewal costs are expensed as incurred. This is considered an indefinite-lived intangible asset given the planned renewal of the certificates of authority and applicable licenses for the foreseeable future. No impairments have been recorded on this asset as of December 31, 2016.

5. Investment Securities
The amortized cost, gross unrealized holding losses, and fair value of available-for-sale and short-term investments by major security type and class of security were as follows as of December 31, 2016 and 2015 (in thousands):

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2016
Available-for-sale:
Foreign deposits	$1,587	$—	$1,587
Municipal bond	1,000	(8)	$992
	$2,587	$(8)	$2,579
Short-term investments:
U.S. Treasury securities	$5,791	$—	$5,791
Certificates of deposit	707	—	707
U.S. government funds	23,072	—	23,072
	$29,570	$—	$29,570

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2015
Available-for-sale:
Foreign deposits	$1,442	$—	$1,442
Municipal bond	1,000	(54)	946
	$2,442	$(54)	$2,388
Short-term investments:
U.S. Treasury securities	$5,683	$—	$5,683
Certificates of deposit	1,551	—	$1,551
U.S. government funds	18,054	—	$18,054
	$25,288	$—	$25,288

Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	December 31, 2016
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$—	$—
Due after one year through five years	1,587	1,587
Due after five years through ten years	1,000	992
Due after ten years	—	—
	$2,587	$2,579

The Company had one investment with an unrealized loss of less than $0.1 million and a fair value of $1.0 million at December 31, 2016 and an unrealized loss of $0.1 million and a fair value of $0.9 million at December 31, 2015. This investment has been in an unrealized loss position for more than 12 months. The Company assessed the bond for credit impairment and determined that there is no intent to sell this bond and it is likely that it will hold the investment for a period of time sufficient to allow for recovery. Furthermore, future payments on this bond are insured by a financial guarantee insurer. Therefore, the Company believes that the unrealized loss on this bond constitutes a temporary impairment.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$600	$600	$—	$—
Foreign deposits	1,587	1,587	—	—
Municipal bond	992	—	992	—
Money market funds	7,033	7,033	—	—
Total	$10,212	$9,220	$992	$—

	As of December 31, 2015
	Fair Value	Level 1	Level 2	Level 3
Assets
Foreign deposits	$1,442	$1,442	$—	$—
Municipal bond	946	—	946	—
Money market funds	7,545	7,545	—	—
Total	$9,933	$8,987	$946	$—
Long-term investments classified as available-for-sale are measured using quoted market prices when quoted market prices are available. If quoted market prices in active markets for identical assets are not available to determine fair value, then the Company uses quoted prices of similar instruments and other significant inputs derived from observable market data obtained from third-party data providers. Short-term investments are carried at amortized cost and the fair value is disclosed in Note 3. Fair value is determined in the same manner as available-for-sale securities and is considered a Level 1 measurement.

The Company estimates fair value for its long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at December 31, 2016.

The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the twelve months ended December 31, 2016 and 2015.
7. Equity Method Investments
During 2015, the Company invested $0.3 million in a software development company in exchange for 300,000 units of Series A preferred stock resulting in a 13% equity interest. This agreement was amended and restated on September 12, 2016 to increase Series A preferred stock from 300,000 units to 750,000 units resulting in a 20% equity interest. The Company’s equity interest is accounted for under the equity method as the Company has the ability to exert significant influence. The equity method investment balance is adjusted each period on a one quarter lag to recognize the proportionate share of net income or loss, including adjustments to recognize certain differences between the carrying value and the equity in net assets.
8. Commitments and Contingencies
During the third quarter of 2015, the Company entered into a lease agreement for a building located in Seattle, Washington. The initial 10-year term of the lease commenced in the third quarter of 2016.
The Company has operating leases, related to equipment and office facilities, which expire over the next three years with various renewal options. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rental expense for operating leases was $1.2 million, $1.0 million and $0.8 million during 2016, 2015 and 2014, respectively.
Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2016, are as follows (in thousands):

Year ending December 31:
2017	$1,510
2018	1,860
2019	2,020
2020	2,101
2021	2,182
Thereafter	11,029
Total minimum lease payments	$20,702
The Company has entered into agreements for strategic marketing initiatives, as well as with independent contractors to provide services for a period of time. Future commitments related to these contracts are as follows (in thousands):

Year ending December 31:
2017	$3,624
2018	1,681
2019	764
2020	119
2021	17
Thereafter	—
Total minimum commitment	$6,205

During 2016, the Company entered into a capital lease agreement. As of December 31, 2016, this agreement resulted in an increase in future commitments of $0.4 million for 2017 and $0.2 million in 2018.
From time to time, the Company may be subject to various legal proceedings and claims in the ordinary course of business activities, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights; employment claims; coverage disputes with policyholders; and general contract or other claims. The Company may, from time to time, also be subject to various other legal or government claims, disputes or investigations.

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
9. Claims Reserve
The Company provides a reserve for claims incurred but not reported (IBNR). This liability is primarily based on, but not limited to, patterns of claims being paid, patterns of claims being received, seasonality patterns and historical experience. As the Company grows, the IBNR claim liability is expected to increase. Additionally, if expected claims paying completion patterns extend, the IBNR claim liability further increases. The Company reviews estimates for reported but unpaid claims and IBNR claims quarterly. Any necessary adjustments are reflected in earnings.
The Company has two segments: subscription business and other business. The subscription business segment includes monthly subscriptions related to the Company’s medical plan which are marketed directly to consumers, while the other business segment includes all other business that is not directly marketed to consumers.
Claims Reserve
Activity in the subscription business claims reserve is summarized as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Claims reserve at beginning of year - subscription business	$5,384	$4,278	$4,573
Claims incurred during the year related to:
Current year - subscription business	123,823	95,390	74,471
Prior years - subscription business	813	30	(132)
Total claims incurred	124,636	95,420	74,339
Claims paid during year related to:
Current year - subscription business	115,314	89,768	69,956
Prior years - subscription business	5,832	4,239	4,442
Total claims paid	121,146	94,007	74,398
Non-cash claims expense - subscription business	336	307	236
Claims reserve at end of year - subscription business	$8,538	$5,384	$4,278
The increase in subscription business claims for prior years in the years ended December 31, 2016 and December 31, 2015 is primarily due to more claims incurred than expected relating to prior year claims. The decrease in subscription business claims for prior years in the year ended December 31, 2014 is primarily due to less incurred claims than expected relating to prior year claims.
Activity in the other business claims reserve is summarized as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Claims reserve at beginning of year - other business	$890	$829	$1,039
Claims incurred during the year related to:
Current year - other business	9,027	7,983	5,967
Prior years - other business	(129)	(79)	(393)
Total claims incurred	8,898	7,904	5,574
Claims paid during year related to:
Current year - other business	8,048	7,095	5,138
Prior years - other business	757	748	646
Total claims paid	8,805	7,843	5,784
Non-cash claims expense - other business	—	—	—
Claims reserve at end of year - other business	$983	$890	$829

The decrease in other business claims for prior years in the years ended December 31, 2016, December 31, 2015 and December 31, 2014 is primarily due to less claims incurred than expected relating to prior year claims.
Incurred claims and claim adjustment expenses
The Company measures claims frequency using individual claims submissions at the claim event level. A certain claim event may result in multiple reported claims if it involves multiple visits to the veterinarian resulting in multiple invoices. At the end of each reporting period, the cumulative number of claims reported includes all claims submitted (excluding those included in the reserve for incurred but not reported claims), regardless of whether it resulted in an incurred loss. The following table summarizes the activity for incurred claims and claim adjustment expenses for the Company's subscription business segment (in thousands, except for cumulative number of claims data; includes non-cash expenses incurred during the period).

	Years Ended December 31,				As of December 31, 2016
	Incurred claims and claim adjustment expenses				Total of IBNR plus expected development on reported claims	Cumulative number of reported claims
Year Incurred	2013	2014	2015	2016
	(unaudited)	(unaudited)	(unaudited)
2013	$49,595	$49,475	$49,593	$49,629	$8	269,849
2014		$71,008	$70,954	$71,118	$71	377,083
2015			$94,354	$94,908	$286	469,815
2016				$123,478	$8,173	538,427
				$339,133
The following table summarizes the activity for incurred claims and claim adjustment expenses for the Company's other business segment (in thousands, except for cumulative number of claims data; includes non-cash expenses incurred during the period):

	Years Ended December 31,				As of December 31, 2016
	Incurred claims and claim adjustment expenses				Total of IBNR plus expected development on reported claims	Cumulative number of reported claims
Year Incurred	2013	2014	2015	2016
	(unaudited)	(unaudited)	(unaudited)
2013	$3,294	$2,841	$2,849	$2,849	$—	18,169
2014		$5,966	$5,888	$5,887	$1	34,535
2015			$7,973	$7,845	$3	46,713
2016				$9,027	$979	53,723
				$25,608

Cumulative paid claims and claim adjustment expenses
The following table summarizes the activity for cumulative claims paid and claim adjustment expenses (CAE) for the Company's subscription business segment (in thousands; includes non-cash expenses incurred during the period):

	Years Ended December 31,
Year Incurred	2013	2014	2015	2016
	(unaudited)	(unaudited)	(unaudited)
2013	$45,276	$49,475	$49,593	$49,621
2014		$66,845	$70,885	$71,047
2015			$89,012	$94,622
2016				$115,305
Total				$330,595
Total outstanding liabilities for unpaid claims and CAE				$8,538
The following table summarizes the activity for cumulative claims paid and claim adjustment expenses for the Company's other business segment (in thousands; includes non-cash expenses incurred during the period):

	Years Ended December 31,
Year Incurred	2013	2014	2015	2016
	(unaudited)	(unaudited)	(unaudited)
2013	$2,196	$2,841	$2,849	$2,850
2014		$5,137	$5,886	$5,886
2015			$7,085	$7,841
2016				$8,048
Total				$24,625
Total outstanding liabilities for unpaid claims and CAE				$983
10. Debt
The Company has a revolving line of credit with a bank, which is secured by any and all interest the Company has in assets that are not otherwise restricted. On December 16, 2016, the Company replaced its previous line of credit agreement and entered into a syndicated loan agreement with Pacific Western Bank and Western Alliance Bank increasing its facility from $20.0 million to $30.0 million. The revolving line of credit bore a variable interest rate as of December 31, 2016 equal to the greater of 4.5% or 1.25% plus the prime rate, and as of December 31, 2015 equal to the greater of 5.0% or 1.5% plus the prime rate. Interest expense is due monthly on the outstanding principal amount with all amounts outstanding under the revolving line of credit due upon maturity in December 2018, or December 2019 if the revolving line of credit is renewed. The revolving line of credit automatically renews January 2018 unless canceled by the bank. The credit agreement requires the Company to comply with various financial and non-financial covenants. As of December 31, 2016 and December 31, 2015, the Company was in compliance with all covenants. This facility had a requirement that $0.6 million be held as restricted cash with the bank as of December 31, 2016. This facility also had a compensating balance requirement of $0.5 million as of December 31, 2016 and December 31, 2015.
Borrowings on the revolving line of credit were limited to the lesser of $30.0 million in 2016 and $20.0 million in 2015, and the total amount of cash and securities held by the Company's insurance subsidiaries (APIC and WICL), less up to $3.0 million, for obligations the Company may have outstanding for other ancillary services in the future. As of December 31, 2016, the Company's outstanding borrowings under this facility were $5.0 million. During 2015, the Company repaid its borrowings under this facility, and as of December 31, 2015, the Company had no outstanding borrowings under this facility.
The Company entered into a lease agreement during 2015 which required the Company to issue a security deposit in the form of an irrevocable standby letter of credit totaling $1.1 million which expires in August 2017 and renews annually thereafter. This amount reduces the Company’s available revolving line of credit. As of December 31, 2016 and 2015, the Company had $21.6 million and $18.4 million, respectively, available under its revolving line of credit.
Interest expense during 2016, 2015 and 2014 related to all loans was $0.2 million, $0.3 million and $6.7 million, respectively.

11. Stock-Based Compensation

In June 2014, the Company’s Board of Directors adopted the 2014 Equity Incentive Plan (2014 Plan), which succeeded the 2007 Equity Compensation Plan upon the Company’s IPO. The 2014 Plan authorizes the award of stock options or restricted stock to directors, officers, employees, and non-employees. All awards have 10-year contractual terms. At December 31, 2016, there were 3,901,594 additional shares available for the Company to grant under the 2014 Plan.
Stock Options
The grant date fair value of stock option awards are estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Valuation assumptions for the years ended December 31, 2016, 2015 and 2014 are presented in the following table:

	Years Ended December 31,
	2016	2015	2014
Valuation assumptions:
Expected term (in years)	5.04-6.25	3.0-6.25	6.25
Expected volatility	37.6%-42.1%	37.2%–49.4%	54.3%–59.3%
Risk-free interest rate	1.1%-2.0%	1.1%–2.0%	1.8%–2.0%
Expected dividend yield	—%	—%	—%
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
Expected dividend yield: The Company does not expect to pay any dividends in the foreseeable future.

Stock option activity for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
December 31, 2013	4,663,445	2.12	30,406
Granted	754,200	9.64	—
Exercised	(176,595)	1.20	1,428
Forfeited	(128,494)	5.40	—
December 31, 2014	5,112,556	3.19	21,116
Granted	698,764	7.84	—
Exercised	(632,829)	2.12	3,703
Forfeited	(306,542)	7.65	—
December 31, 2015	4,871,949	3.71	29,644
Granted	666,664	13.37	—
Exercised	(1,119,367)	3.35	11,980
Forfeited	(296,223)	8.14	—
December 31, 2016	4,123,023	5.06	43,185

Vested and exercisable at December 31, 2016	3,119,438	$3.06	$38,856
As of December 31, 2016, stock options outstanding had a weighted average remaining contractual life of 5.7 years and vested and exercisable options had a weighted average remaining contractual life of 4.6 years.

The weighted-average grant date fair value of stock options granted and the fair value of options vested were as follows for the years ending December 31, 2016, 2015, and 2014:

	Weighted- Average Grant Date Fair Value	Fair Value of Options Vested
	(per share)	(in thousands)
Year:
2014	$5.33	$2,203
2015	$3.46	$3,796
2016	$5.64	$6,688

Restricted Stock Awards and Restricted Stock Units
The below table summarizes the Company’s restricted stock award activity for the years ending December 31, 2016, 2015 and 2014:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Restricted Stock
Nonvested stock award balance at December 31, 2013	722,226	$4.77
Restricted stock awards granted	6,126	5.79
Awards upon which restrictions lapsed	(143,967)	4.81
Restricted stock awards forfeited	—	—
Nonvested stock award balance at December 31, 2014	584,385	4.77
Restricted stock awards granted	2,385	7.26
Awards upon which restrictions lapsed	(119,262)	4.80
Restricted stock awards forfeited	—	—
Nonvested stock award balance at December 31, 2015	467,508	4.77
Restricted stock awards granted	—	—
Awards upon which restrictions lapsed	(116,877)	4.77
Restricted stock awards forfeited	—	—
Nonvested stock award balance at December 31, 2016	350,631	4.77
During the third quarters of 2016, 2015 and 2014, 116,877 shares of restricted stock, which were subject to a performance condition relating to the Company’s IPO, vested and resulted in $0.5 million, $0.9 million and $1.6 million of expense, respectively, included in general and administrative expense in the consolidated statement of operations. The fair value of these vested shares was approximately $1.8 million, $0.9 million and $1.2 million, respectively. The remaining 350,631 shares of unvested restricted stock related to this agreement are expected to vest over the remaining service term of approximately 3.0 years.
Stock-based compensation expense includes stock options, restricted stock units and restricted stock awards granted to employees and non-employees, and is reported in the Company’s consolidated statement of operations in claims expenses, other cost of revenue, sales and marketing, technology and development, and general and administrative expenses depending on the function performed by the employee or non-employee. Stock-based compensation expense recognized in each category of the consolidated statement of operations for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Claims expenses	$234	$219	$236
Other cost of revenue	41	44	79
Sales and marketing	532	446	553
Technology and development	246	404	461
General and administrative	1,893	1,889	2,755
Total stock-based compensation	$2,946	$3,002	$4,084
As of December 31, 2016, the Company had unrecognized stock-based compensation expense of $5.2 million, which is expected to vest over a weighted-average period of approximately 2.7 years. As of December 31, 2016, the Company had 953,406 unvested stock options and 352,996 restricted stock awards and units that are expected to vest. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception.
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
As of December 31, 2016, the Company had 100,000,000 shares of common stock authorized and 29,498,947 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At December 31, 2016, the Company had 10,000,000 shares of undesignated shares of preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of all classes of stock outstanding at the time. The Company is unable to pay dividends to stockholders as of December 31, 2016 due to restrictions in its credit agreements.
Warrants
At December 31, 2016 and 2015, the Company had warrants to purchase 810,000 shares and 869,999 shares of common stock, respectively, at $10.00 per share, which begin to expire in 2018. At the end of each reporting period prior to the July 23, 2014, warrants were subject to contractual modification provisions and the Company adjusted the fair value of the warrants. For periods subsequent to July 23, 2014, these warrants were no longer subject to contractual modification provisions and were reclassified from a liability classification to an equity classification on the consolidated balance sheet.

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
Revenue and gross profit of the Company’s segments were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenue:
Subscription business	$173,356	$133,406	$103,502
Other business	14,874	13,557	12,408
	188,230	146,963	115,910
Claims expenses:
Subscription business	124,636	95,420	74,206
Other business	8,898	7,904	5,707
	133,534	103,324	79,913
Other cost of revenue:
Subscription business	16,685	14,008	10,963
Other business	4,723	4,402	5,160
	21,408	18,410	16,123
Gross profit:
Subscription business	32,035	23,978	18,333
Other business	1,253	1,251	1,541
	33,288	25,229	19,874
Sales and marketing:
Subscription business	15,029	15,151	11,484
Other business	218	80	124
	15,247	15,231	11,608
Technology and development	9,534	11,215	9,899
General and administrative	15,205	15,558	14,312
Operating loss	$(6,698)	$(16,775)	$(15,945)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$151,361	$116,585	$86,494
Canada	36,869	30,378	29,416
Total revenue	$188,230	$146,963	$115,910
Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2016 and 2015.

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
Under regulatory requirements at December 31, 2016, the amount of dividends that may be paid by the Company’s insurance subsidiary in New York to the Company without prior approval by regulatory authorities was $0.1 million. During 2016, 2015 and 2014, the Company’s insurance subsidiaries did not pay any dividends to the Company. Subsequent to December 31, 2016, the Company received a dividend of $2.7 million from Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX as allowed under the Company's agreements with WICL.
The statutory net income for 2016, 2015 and 2014 and statutory capital and surplus at December 31, 2016, 2015 and 2014, for the Company’s insurance subsidiary were as follows (in thousands):

	As of December 31,
	2016	2015	2014
Statutory net income	$4,081	$1,386	$990
Statutory capital and surplus	30,451	26,068	23,661
As of December 31, 2016, the Company’s insurance subsidiary (American Pet Insurance Company) maintained $30.5 million of statutory capital and surplus which was above the required amount of $25.8 million of statutory capital and surplus to avoid additional regulatory oversight. As of December 31, 2016 and 2015, the Company had $6.5 million on deposit with various states in which it writes policies.

15. Related Parties
The Company is party to arrangements with the father of the Company’s Chief Executive Officer, who serves as an independent contractor to develop veterinary relationships and build referrals. The terms of the independent contractor agreement are consistent with the terms of other similar independent contractors that do business with the Company. Total amounts paid to the related party were less than $0.1 million, $0.3 million and $0.3 million in 2016, 2015 and 2014, respectively.
16. Income Taxes
Loss before income taxes was as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$(6,906)	$(17,222)	$(21,371)
Foreign	48	131	187
	$(6,858)	$(17,091)	$(21,184)

The components of income tax expense (benefit) were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
U.S. federal & state	$25	$31	$26
Foreign	13	84	(30)
	38	115	(4)
Deferred:
U.S. federal & state	—	—	—
Foreign	—	(1)	(3)
	—	(1)	(3)
Income tax expense (benefit)	$38	$114	$(7)

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is presented below:

	Years Ended December 31,
	2016	2015	2014
Federal income taxes at statutory rate	34.0%	34.0%	34.0%
Equity compensation	7.7	(1.2)	(0.9)
Change in valuation allowance	(41.1)	(34.9)	(32.5)
Other, net	(1.2)	1.4	(0.5)
Effective income tax rate	(0.6)%	(0.7)%	0.1%
The principal components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Years Ended December 31,
	2016	2015
Deferred tax assets:
Current:
Unearned premium reserves	$918	$745
Loss reserves	27	167
Other	782	690
Noncurrent:
Net operating loss carryforwards	22,632	20,514
Depreciation and amortization	535	451
Equity compensation	1,137	713
Other	156	96
Total deferred tax assets	26,187	23,376
Deferred tax liabilities:
Current:
Deferred costs	(226)	(189)
Noncurrent:
Intangible assets	(1,623)	(1,623)
Other	(77)	(72)
Total deferred tax liabilities	(1,926)	(1,884)
Total deferred taxes	24,261	21,492
Less deferred tax asset valuation allowance	(25,879)	(23,110)
Net deferred taxes	$(1,618)	$(1,618)

At December 31, 2016, the Company had federal net operating loss carryforwards of $79.0 million. Use of the carryforwards is limited based on the future income of the Company. The federal net operating loss carryforwards will begin to expire in 2027. Approximately $12.7 million of the net operating loss (NOL) carryforwards relate to tax deductible stock-based compensation in excess of amounts recognized for financial statement purposes. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards and credit carryforwards may be limited if the Company experiences an ownership change. As of December 31, 2016, the utilization of approximately $0.5 million of net operating losses are subject to limitation as a result of prior ownership changes; however, subsequent ownership changes may further affect the limitation in future years.
A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at December 31, 2016 and 2015, because the Company’s management has determined that it is more likely than not that these assets will not be fully realized.
The Company is open to examination by the U.S. federal tax jurisdiction for the years ended December 31, 2013 through 2016. The Company is also open to examination for 2007 and forward with respect to net operating loss carryforwards generated and carried forward from those years in the United States. The Company is open to examination by the Canada Revenue Agency for the years ended December 31, 2012 through 2016 for all corporate tax matters, and open for the years ended December 31, 2009 through 2016 for transactions with non-arm’s length non-Canadian residents.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance, beginning of year	$80	$65	$390
Decreases to tax positions related to prior periods	—	—	(346)
Increases to tax positions related to the current year	40	15	21
Balance, end of year	$120	$80	$65

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

18. Quarterly Financial Information (Unaudited)

The following table contains selected unaudited financial data for each quarter of 2016 and 2015. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015
	(in thousands, except share amounts)
Total revenues	$51,340	$48,359	$45,832	$42,699	$40,201	$37,865	$35,587	$33,310
Gross profit	9,218	8,500	8,266	7,304	7,270	6,591	5,786	5,582
Net loss	(1,723)	(1,637)	(964)	(2,572)	(3,001)	(4,643)	(4,625)	(4,936)
Net loss per share attributable to common stockholders:
Basic and diluted	(0.06)	(0.06)	(0.03)	(0.09)	(0.11)	(0.17)	(0.17)	(0.18)
Weighted average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	29,020,559	28,732,417	28,348,348	27,999,248	27,856,450	27,755,310	27,597,721	27,337,302

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this assessment, management concluded that, as of December 31, 2016, its internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item is incorporated herein by reference to our Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 11. Executive Compensation
Information required by this Item is incorporated herein by reference to our Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated herein by reference to our Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this Item is incorporated herein by reference to our Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 14. Principal Accountant Fees and Services
Information required by this Item is incorporated herein by reference to our Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Seattle, state of Washington, on this 15th day of February, 2017.

TRUPANION, INC.

By:	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Darryl Rawlings, Tricia Plouf and Asher Bearman, and each of them, as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 15, 2017	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: February 15, 2017	/s/ Tricia Plouf
Tricia Plouf Chief Financial Officer(Principal Financial and Accounting Officer)

Date: February 15, 2017	/s/ Murray Low
Murray Low Chairman of the Board of Directors

Date: February 15, 2017	/s/ Chad Cohen
Chad Cohen Director

Date: February 15, 2017	/s/ Michael Doak
Michael Doak Director

Date: February 15, 2017	/s/ Robin Ferracone
Robin Ferracone Director

Date: February 15, 2017	/s/ Dan Levitan
Dan Levitan Director

Date: February 15, 2017	/s/ H. Hays Lindsley
H. Hays Lindsley Director

Date: February 15, 2017	/s/ Glenn Novotny
Glenn Novotny Director

Date: February 15, 2017	/s/ Howard Rubin
Howard Rubin Director

EXHIBIT INDEX
The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-36537	3.1	8/28/2014

3.2	Certificate of Amendment to the Restated Certificated of Incorporation of Trupanion Inc.	8-K	001-36537	3.1	6/3/2016

3.3	Restated Bylaws of the Registrant.	10-Q	001-36537	3.2	8/28/2014

4.1	Form of Common Stock Certificate.	S-1	333-196814	4.1	6/16/2014

4.2	Third Amended and Restated Registration Rights Agreement, dated October 25, 2011, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-196814	4.4	6/16/2014

10.1+	Form of Indemnity Agreement.	S-1	333-196814	10.1	6/16/2014

10.2+	2007 Equity Compensation Plan and forms of stock option agreements and exercise notices, restricted stock notice agreement and restricted stock agreement thereunder.	S-1	333-196814	10.2	6/16/2014

10.3+	2014 Equity Incentive Plan and forms of stock option award agreement, restricted stock agreement and restricted stock unit award agreement thereunder.	S-1	333-196814	10.3	6/16/2014

10.4+	2014 Employee Stock Purchase Plan.	S-1	333-196814	10.4	6/16/2014

10.5+	Amended and Restated Employment Agreement, dated April 20, 2007, by and between the Registrant and Darryl Rawlings.	S-1	333-196814	10.6	6/16/2014

10.6+	Employment Agreement, dated June 13, 2012, by and between the Registrant and Michael Banks.	S-1	333-196814	10.7	6/16/2014

10.7+	Consulting Agreement, dated May 5, 2014, by and between the Registrant and Howard Rubin.	S-1	333-196814	10.8	6/16/2014

10.8+	Agency Agreement between Omega General Insurance Company and Trupanion Brokers Ontario, Inc., effective January 1, 2015.	10-K	001-36537	10.13	2/24/2015

10.9+	Fronting and Administration Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.	10-K	001-36537	10.14	2/24/2015

10.10†	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.	10-K	001-36537	10.15	2/24/2015

10.11+	First Amendment to Consulting Agreement, dated January 1, 2016, by and between the Registrant and Howard Rubin.	10-Q	001-36537	10.2	5/5/2016

10.12+	Amendment to Lease Agreement, dated December 7, 2015, by and between American Pet Insurance Company and Selig Real Estate Holdings XXXIV, LLC, as amended.	10-K	001-36537	10.16	2/16/2016

10.13+	Second Amendment to Consulting Agreement, dated January 1, 2017 by and between the Registrant and Howard Rubin.	X

10.14+	Employment Agreement, dated January 13, 2017, by and between the Registrant and Tim Graff.	X

10.15+	Senior Credit Facility Loan and Security Agreement, entered into as of December 16, 2016 between Pacific Western Bank, Western Alliance Bank and Trupanion, Inc.	X

10.16+	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2016.	X

10.17+	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2017.	X

21.1	Subsidiaries of the Registrant.	X

23.1	Consent of independent registered public accounting firm.	X

24.1	Power of Attorney (reference is made to the signature page hereto)	X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

+	Indicates a management contract or compensatory plan or arrangement.
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

Schedule I - Condensed Financial Information of Registrant
Trupanion, Inc. Condensed Statements of Comprehensive Loss (Parent Company Only) (In thousands)

	Years Ended December 31,
	2016	2015	2014
Expenses:
Claims expenses	$269	$226	$240
Other costs of revenue	41	44	79
Sales and marketing	871	621	553
Technology and development	531	628	528
General and administrative	3,627	3,852	4,108
Total expenses	5,339	5,371	5,508
Operating loss	(5,339)	(5,371)	(5,508)
Interest expense	218	325	6,725
Other expense (income)	23	(2)	(1,575)
Loss before equity in undistributed earnings of subsidiaries	(5,580)	(5,694)	(10,658)
Equity in undistributed earnings of subsidiaries	(1,316)	(11,511)	(10,519)
Net loss	$(6,896)	$(17,205)	$(21,177)
Other comprehensive (loss) income, net of taxes:
Other comprehensive (loss) income of subsidiaries	125	(513)	175
Other comprehensive (loss) income	125	(513)	175
Comprehensive loss	$(6,771)	$(17,718)	$(21,002)

Trupanion, Inc. Condensed Balance Sheets (Parent Company Only) (In thousands, except for share and per share data)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$3,401	$6,040
Accounts and other receivable	1,492	517
Prepaid expenses and other assets	106	364
Total current assets	4,999	6,921
Restricted cash	600	—
Equity method investment	271	300
Property and equipment, net	1,070	641
Intangible assets, net	4,773	4,784
Advances to and investments in subsidiaries	40,086	34,488
Total assets	$51,799	$47,134
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19	$11
Accrued liabilities	145	144
Deferred tax liabilities	250	169
Other liabilities	328	—
Total current liabilities	742	324
Long-term debt	4,767	—
Deferred tax liabilities	1,372	1,454
Other liabilities	203	—
Total liabilities	7,084	1,778
Stockholders’ equity:
Common stock, $0.00001 par value per share, 100,000,000 shares authorized at December 31, 2016 and 200,000,000 shares authorized at December 31, 2015, 30,156,247 and 29,498,947 shares issued and outstanding at December 31, 2016; 29,017,168 and 28,396,189 shares issued and outstanding at December 31, 2015.	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized at December 31, 2016 and December 31, 2015, and 0 shares issued and outstanding at December 31, 2016 and December 31, 2015.	—	—
Additional paid-in capital	129,574	122,844
Accumulated other comprehensive (loss) income	(377)	(502)
Accumulated deficit	(81,281)	(74,385)
Treasury stock, at cost: 657,300 shares at December 31, 2016, and 620,979 shares at December 31, 2015.	(3,201)	(2,601)
Total stockholders’ equity	44,715	45,356
Total liabilities and stockholders’ equity	$51,799	$47,134

Trupanion, Inc. Condensed Statements of Cash Flows (Parent Company Only) (In thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(6,896)	$(17,205)	(21,177)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Loss attributable to equity method investments	1,316	11,511	10,519
Depreciation and amortization	251	126	67
Amortization of debt discount and prepaid loan fees	58	21	5,033
Warrant expense	—	—	(1,574)
Stock-based compensation expense	2,946	3,002	4,084
Changes in operating assets and liabilities	1,742	(1,383)	465
Net cash (used in) provided by operating activities	(583)	(3,928)	(2,583)
Investing activities
Purchases of property and equipment	1	(149)	(243)
Equity method investment	—	(300)	—
Advances to and investments in subsidiaries	(9,333)	(19,900)	(22,209)
Net cash used in investing activities	(9,332)	(20,349)	(22,452)
Financing activities
Tax withholding on restricted stock	(662)	(643)	—
Proceeds from exercise of stock options	3,745	1,335	211
Proceeds from (repayment of) debt financing	4,988	(14,900)	(15,000)
Other financing costs	(195)	—	(103)
Net Proceeds from IPO	—	—	72,755
Net cash (used in) provided by financing activities	7,876	(14,208)	57,863
Effect of foreign exchange rates on cash, net	—	(517)	175
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,039)	(39,002)	33,003
Cash, cash equivalents, and restricted cash at beginning of year	6,040	45,042	12,039
Cash, cash equivalents, and restricted cash at end of year	$4,001	$6,040	45,042
Supplemental disclosures
Interest paid	(153)	(155)	(1,494)
Noncash investing and financing activities:
Warrants issued in conjunction with debt issuance	—	—	1,124
Cashless exercise of preferred stock warrants	—	—	1,270
Cashless exercise of common stock warrants	600	—	—
Common stock warrant reclassification to equity	—	—	3,180

1. Organization and Presentation
The accompanying condensed financial statements present the financial position, results of operations and cash flows for Trupanion, Inc. These condensed unconsolidated financial statements should be read in conjunction with the consolidated financial statements of Trupanion, Inc. and its subsidiaries and the notes thereto (the Consolidated Financial Statements). Investments in subsidiaries are accounted for using the equity method of accounting. Certain prior year amounts have been reclassified within the accompanying condensed financial statements from their original presentation to conform to the current period presentation.
Additional information about Trupanion, Inc.’s accounting policies pertaining to intangible assets, commitments and contingencies, debt financing, stock-based compensation, and stockholders’ equity are set forth in Notes 4, 8, 10, 11 and 12, respectively, to the Consolidated Financial Statements.