Form 10-Q
period 2017-03-31
TRUPANION INC.
filed 2017-05-03
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 28, 2017, there were approximately 29,760,893 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Trupanion, Inc. Consolidated Statements of Operations (in thousands, except for share and per share data) (unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$54,729	$42,699
Cost of revenue:
Claims expenses	39,187	30,604
Other cost of revenue	6,387	4,791
Gross profit	9,155	7,304
Operating expenses:
Sales and marketing	4,089	3,840
Technology and development	2,403	2,287
General and administrative	4,012	3,722
Total operating expenses	10,504	9,849
Operating loss	(1,349)	(2,545)
Interest expense	137	30
Other income, net	(28)	(17)
Loss before income taxes	(1,458)	(2,558)
Income tax expense	24	14
Net loss	$(1,482)	$(2,572)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.09)
Weighted-average shares used to compute net loss per share attributable to common stock holders:
Basic and diluted	29,254,681	27,999,248

Trupanion, Inc. Consolidated Statements of Comprehensive Loss (in thousands) (unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(1,482)	$(2,572)
Other comprehensive income:
Foreign currency translation adjustments	12	289
Change in unrealized (losses) gains on available-for-sale securities	(7)	2
Other comprehensive income, net of taxes	5	291
Comprehensive loss	$(1,477)	$(2,281)

Trupanion, Inc. Consolidated Balance Sheets (in thousands, except for share data)

	March 31, 2017	December 31, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$21,937	$23,637
Short-term investments	30,793	29,570
Accounts and other receivables	13,513	10,118
Prepaid expenses and other assets	2,243	2,062
Total current assets	68,486	65,387
Restricted cash	600	600
Long-term investments, at fair value	2,656	2,579
Equity method investment	265	271
Property and equipment, net	7,990	8,464
Intangible assets, net	4,946	4,910
Other long-term assets	2,790	134
Total assets	$87,733	$82,345
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,020	$2,006
Accrued liabilities	3,791	4,322
Claims reserve	10,621	9,521
Deferred revenue	17,690	13,463
Other payables	1,278	1,094
Total current liabilities	35,400	30,406
Long-term debt	4,788	4,767
Deferred tax liabilities	1,623	1,623
Other liabilities	837	834
Total liabilities	42,648	37,630
Stockholders’ equity:
Common stock, $0.00001 par value per share, 100,000,000 shares authorized at March 31, 2017 and December 31, 2016, 30,414,926 and 29,757,626 shares issued and outstanding at March 31, 2017; 30,156,247 and 29,498,947 shares issued and outstanding at December 31, 2016	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized at March 31, 2017 and December 31, 2016, and 0 shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	131,421	129,574
Accumulated other comprehensive loss	(372)	(377)
Accumulated deficit	(82,763)	(81,281)
Treasury stock, at cost: 657,300 shares at March 31, 2017 and December 31, 2016	(3,201)	(3,201)
Total stockholders’ equity	45,085	44,715
Total liabilities and stockholders’ equity	$87,733	$82,345

Trupanion, Inc. Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(1,482)	$(2,572)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,036	785
Stock-based compensation expense	781	696
Other, net	97	9
Changes in operating assets and liabilities:
Accounts and other receivables	(3,372)	(234)
Prepaid expenses and other assets	(219)	153
Accounts payable	64	(200)
Accrued liabilities	(598)	(1,267)
Claims reserve	1,093	521
Deferred revenue	4,218	676
Other payables	239	135
Net cash provided by (used in) operating activities	1,857	(1,298)
Investing activities
Purchases of investment securities	(5,172)	(3,959)
Maturities of investment securities	3,871	3,700
Purchases of property and equipment	(462)	(653)
Other investments	(2,710)	(34)
Net cash used in investing activities	(4,473)	(946)
Financing activities
Proceeds from stock option exercises	1,037	486
(Repayment of) proceeds from debt financing and debt financing fees	(40)	987
Payments on capital lease obligations	(102)	—
Net cash provided by financing activities	895	1,473
Effect of foreign exchange rates on cash, net	21	341
Net change in cash, cash equivalents, and restricted cash	(1,700)	(430)
Cash, cash equivalents, and restricted cash at beginning of period	24,237	17,956
Cash, cash equivalents, and restricted cash at end of period	$22,537	$17,526
Supplemental disclosures
Noncash investing and financing activities:
Increase in payables for property and equipment	93	58
Property and equipment acquired under capital leases	45	—

Trupanion, Inc.
Notes to the Consolidated Financial Statements (unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies
Description of Business
Trupanion, Inc. (collectively with its wholly-owned subsidiaries, the Company) provides medical insurance plans for cats and dogs throughout the United States, Canada and Puerto Rico.
Basis of Presentation
The consolidated balance sheet data as of December 31, 2016 was derived from audited consolidated financial statements. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission on February 15, 2017. The accompanying unaudited consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of its operations, as of and for the periods presented. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other period.
Reclassifications
Certain prior year amounts have been reclassified within the Company’s consolidated financial statements from their original presentation to conform to the current period presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies and the reported amounts of revenue and expenses. Significant items subject to such estimates and assumptions include the valuation of deferred tax assets, stock-based compensation expense, claims reserve, useful lives of software developed for internal use, the valuation of assets evaluated for impairment and income tax uncertainties. Actual results could differ from the estimates used in preparing the consolidated financial statements.
Accumulated Other Comprehensive Loss
There were no reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2017 and 2016.
Accounting Pronouncements Adopted During Period
In November 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) amending the accounting for income taxes and requiring all deferred tax assets and liabilities be classified as non-current in the consolidated balance sheets. The Company adopted this ASU as of January 1, 2017 and has retrospectively applied all provisions.
In March 2016, the FASB issued an ASU amending the accounting for employee share-based payments, including income tax recognition and classification. The Company adopted this ASU as of January 1, 2017. As a result, the Company has elected to use actual forfeitures in the estimate of stock-based compensation expense. Additionally, the guidance related to the accounting for excess tax benefits and deficiencies resulted in an initial adjustment as of January 1, 2017 to the Company's net operating loss deferred tax asset to eliminate the Company's existing windfall pool amounting to $4.3 million, which was offset by an adjustment to the Company's valuation allowance. Finally, tax withholding of shares will be allowed up to the employee's maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award, subject to the Company's internal policies for making this election.

Recent Accounting Pronouncements
In February 2016, the FASB issued an ASU amending the lease presentation guidance. The ASU requires organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheets. This ASU is effective for fiscal years beginning after December 15, 2018 including interim periods within that reporting period, with early adoption permitted. The Company plans to adopt this guidance as of January 1, 2019. The Company has determined this guidance will require recognition of a lease liability and corresponding asset on the consolidated balance sheets equal to the present value of minimum lease payments. The carrying amount of the asset is derived from the amount of the lease liability at the end of each reporting period.
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
The following potentially dilutive equity securities were not included in the diluted net loss per common share calculation because they would have had an antidilutive effect:

	As of March 31,
	2017	2016
Stock options	3,983,098	4,760,535
Restricted stock awards and units	351,702	472,384
Warrants	810,000	869,999

3. Investment Securities
The amortized cost, gross unrealized holding losses, and fair value of available-for-sale and short-term investments by major security type and class of security were as follows as of March 31, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
As of March 31, 2017
Available-for-sale:
Foreign deposits	$1,671	$—	$1,671
Municipal bond	1,000	(15)	985
	$2,671	$(15)	$2,656
Short-term investments:
U.S. treasury securities	$6,186	$(1)	$6,185
Certificates of deposit	687	—	687
U.S. government funds	23,920	—	23,920
	$30,793	$(1)	$30,792

	Amortized Cost	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2016
Available-for-sale:
Foreign deposits	$1,587	$—	$1,587
Municipal bond	1,000	(8)	992
	$2,587	$(8)	$2,579
Short-term investments:
U.S. treasury securities	$5,791	$—	$5,791
Certificates of deposit	707	—	707
U.S. government funds	23,072	—	23,072
	$29,570	$—	$29,570
Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	March 31, 2017
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$—	$—
Due after one year through five years	1,671	1,671
Due after five years through ten years	1,000	985
Due after ten years	—	—
	$2,671	$2,656
The Company had one investment with an unrealized loss of less than $0.1 million and a fair value of $1.0 million at March 31, 2017 and December 31, 2016. This investment has been in an unrealized loss position for more than 12 months. The Company assessed the bond for credit impairment and determined that there is no intent to sell this bond, and it is likely that it will hold the investment for a period of time sufficient to allow for recovery. Furthermore, future payments on this bond are insured by a financial guarantee insurer. Therefore, the Company believes that the unrealized loss on this bond constitutes a temporary impairment.

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

The following table presents the placement in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$600	$600	$—	$—
Foreign deposits	1,671	1,671	—	—
Municipal bond	985	—	985	—
Money market funds	4,497	4,497	—	—
Total	$7,753	$6,768	$985	$—

	As of December 31, 2016
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$600	$600	$—	$—
Foreign deposits	1,587	1,587	—	—
Municipal bond	992	—	992	—
Money market funds	7,033	7,033	—	—
Total	$10,212	$9,220	$992	$—
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
Notes receivable are comprised of secured funds loaned to third parties and are carried at their estimated collectible amounts, plus accrued interest and recorded in other long-term assets on the consolidated balance sheets until 12 months prior to the date they are due. The Company estimates fair value for its notes receivable using a variety of observable and unobservable inputs including, but not limited to, market interest rates and assessed creditworthiness of the third parties. This is a Level 3 measurement. Notes receivable, recorded in other long term assets on the consolidated balance sheets, totaled $2.7 million, for the three months ended March 31, 2017. Based upon this assessment, the carrying amount of notes receivable approximated fair value at March 31, 2017.
The Company estimates fair value for its long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at March 31, 2017 and December 31, 2016.
The Company’s accounting policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the three months ended March 31, 2017 and 2016.

5. Debt
The Company has a revolving line of credit with a bank, which is secured by any and all interest the Company has in assets that are not otherwise restricted. This agreement was most recently amended in March 2017. The revolving line of credit bore a variable interest rate as of March 31, 2017 equal to the greater of 4.5%, or 1.25% plus the prime rate. Interest expense is due monthly on the outstanding principal amount with all amounts outstanding under the revolving line of credit due upon maturity in December 2019. The credit agreement requires the Company to comply with various financial and non-financial covenants. As of March 31, 2017 and December 31, 2016, the Company was in compliance with all covenants. This facility has a requirement that $0.6 million be held as restricted cash with the bank as of March 31, 2017. This facility also has a compensating balance requirement of $0.4 million and an irrevocable standby letter of credit totaling $1.1 million, which reduces the amount available on the line of credit.
As of March 31, 2017 and December 31, 2016, borrowings on the revolving line of credit are limited to the lesser of $30.0 million and the total amount of cash and securities held by the Company's insurance subsidiaries (American Pet Insurance Company and Wyndham Insurance Company (SAC) Limited), less up to $4.5 million and $3.0 million, respectively, for obligations the Company may have outstanding for other ancillary services in the future. As of March 31, 2017 and December 31, 2016, the Company's outstanding borrowings under this facility were $5.0 million. The Company had $20.5 million available under its revolving line of credit as of March 31, 2017.
6. Commitments and Contingencies
The outcomes of the Company’s legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to the Company's operating results and cash flows for a particular period. The Company makes a provision for a liability relating to legal matters when it is both probable that a material liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.
7. Stock-Based Compensation
The following table presents information regarding stock options granted, exercised and forfeited for the periods presented:

	Number Of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
December 31, 2016	4,123,023	$5.06	$43,185
Granted	152,199	15.82
Exercised	(257,679)	4.02	3,068
Forfeited	(34,445)	8.85
March 31, 2017	3,983,098	5.50	35,439

Vested and exercisable at March 31, 2017	2,986,493	$3.29	$32,695
As of March 31, 2017, the stock options outstanding had a weighted-average remaining contractual life of 5.6 years.
Stock-based compensation expense includes stock options and restricted stock awards and units granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations in claims expenses, other cost of revenue, sales and marketing, technology and development, and general and administrative expenses depending on the function performed by the employee or non-employee. The Company measures stock-based compensation expense on a straight-line basis except for restricted stock with a performance condition which is measured on a graded vesting schedule. The remaining 350,631 shares of unvested restricted stock measured on a graded vesting schedule are expected to vest over the remaining service term of approximately 2.5 years.

As of March 31, 2017, the Company had unrecognized stock-based compensation expense of $5.1 million, which is expected to vest over a weighted-average period of approximately 2.4 years. As of March 31, 2017, the Company had 996,605 unvested stock options and 351,702 restricted stock awards and units that are expected to vest. No net tax benefits related to the stock-based compensation costs have been recognized since the Company’s inception. The expense recognized in each category of the Company’s consolidated statements of operations is provided in the table below:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Claims expenses	$70	$58
Other cost of revenue	43	8
Sales and marketing	187	82
Technology and development	50	55
General and administrative	431	493
Total stock-based compensation expense	$781	$696
8. Claims Reserve
The Company provides a reserve for unpaid claims and claims incurred but not reported (IBNR). This liability is primarily based on, but not limited to, patterns of claims being paid, patterns of claims received, seasonality patterns and historical experience. This, combined with the estimated cost of administering claims incurred but not reported makes up the Company's claims reserve. As the Company grows, the claims reserve is expected to increase. Additionally, if expected claims payout completion patterns extend, the claims reserve may further increase. The Company reviews estimates for the claims reserve quarterly. Any necessary adjustments are reflected in earnings.
The Company has two segments: subscription business and other business. The subscription business segment includes monthly subscriptions related to the Company’s medical plan which are marketed directly to consumers, while the other business segment includes all other business that is not directly marketed to consumers.
Claims Reserve
Activity in the subscription business claims reserve is summarized as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Claims reserve at beginning of year	$8,538	$5,384
Claims incurred during the period related to:
Current year	36,518	28,123
Prior years	(195)	387
Total claims incurred	36,323	28,510
Claims paid during period related to:
Current year	28,868	22,940
Prior years	6,400	4,913
Total claims paid	35,268	27,853
Non-cash claims expense	93	94
Claims reserve at end of period	$9,500	$5,947
The decrease in subscription business claims incurred for prior years for the three months ended March 31, 2017 is primarily due to less claims incurred than was expected relating to prior year claims. The increase in subscription business claims for prior years for the three months ended March 31, 2016 is primarily due to more claims incurred than was expected relating to prior year claims.

Activity in the other business claims reserve is summarized as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Claims reserve at beginning of year	$983	$890
Claims incurred during the period related to:
Current year	3,048	2,104
Prior years	(184)	(10)
Total claims incurred	2,864	2,094
Claims paid during period related to:
Current year	2,092	1,357
Prior years	634	720
Total claims paid	2,726	2,077
Non-cash claims expense	—	—
Claims reserve at end of period	$1,121	$907

Incurred but not reported claims
The following table summarizes the activity for incurred but not reported claims plus expected development for the Company's subscription business segment (in thousands):

As of March 31, 2017
Total of IBNR plus expected development on reported claims
Year Incurred

2015	$174
2016	1,725
2017	7,557
The following table summarizes the activity for incurred but not reported claims plus expected development for the Company's other business segment (in thousands):

As of March 31, 2017
Total of IBNR plus expected development on reported claims
Year Incurred

2015	$2
2016	162
2017	957

9. Segments
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
Revenue and gross profit of the Company’s segments were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue:
Subscription business	$50,229	$39,143
Other business	4,500	3,556
	54,729	42,699
Claims expenses:
Subscription business	36,323	28,510
Other business	2,864	2,094
	39,187	30,604
Other cost of revenue:
Subscription business	4,923	3,693
Other business	1,464	1,098
	6,387	4,791
Gross profit:
Subscription business	8,983	6,940
Other business	172	364
	9,155	7,304
Sales and marketing:
Subscription business	4,041	3,802
Other business	48	38
	4,089	3,840
Technology and development	2,403	2,287
General and administrative	4,012	3,722
Operating loss	$(1,349)	$(2,545)
The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$44,134	$34,477
Canada	10,595	8,222
Total revenue	$54,729	$42,699
Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2017 and December 31, 2016.

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
We generate leads for our subscription business through both third-party referrals and direct-to-consumer acquisition channels, which we then convert into members through our website and contact center. Veterinary practices represent our largest referral source. We engage a national referral network of partners, which we refer to as our Territory Partners, who are paid fees based on activity in their regions. Our Territory Partners are dedicated to cultivating direct veterinary relationships and building awareness of the benefits that our medical plan offers veterinarians and their clients. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. We also receive a significant number of new leads from existing members adding pets and referring their friends and family members. Our direct-to-consumer acquisition channels serve as important resources for pet owner education and drive new member leads and conversion. We continuously evaluate the effectiveness of our member acquisition channels and marketing initiatives based upon their return on investment, which we measure by comparing the ratio of the lifetime value of a pet generated through each specific channel or initiative to the related acquisition cost.
Our revenue increased from $42.7 million for the three months ended March 31, 2016 to $54.7 million for the three months ended March 31, 2017, representing 28% year-over-year growth. We have made and expect to continue to make substantial investments in member acquisition and in expanding our operations. For the three months ended March 31, 2017 and 2016, we had a net loss of $1.5 million and $2.6 million, respectively. As of March 31, 2017, our accumulated deficit was $82.8 million.

Key Financial and Operating Metrics
The following table sets forth our key financial and operating metrics for each of the last eight fiscal quarters.

	Three Months Ended
	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015
Total pets enrolled (at period end)	364,259	343,649	334,070	320,896	307,298	291,818	276,988	259,948
Total subscription pets enrolled (at period end)	334,909	323,233	312,282	299,856	287,123	272,636	258,546	241,808
Monthly average revenue per pet	$50.50	$49.17	$48.37	$47.39	$46.12	$45.48	$45.15	$45.10
Lifetime value of a pet (LVP)	$637	$631	$624	$622	$603	$591	$591	$570
Average pet acquisition cost (PAC)	$128	$133	$120	$118	$123	$132	$129	$133
Average monthly retention	98.58%	98.60%	98.61%	98.64%	98.65%	98.64%	98.66%	98.67%
Adjusted EBITDA (in thousands)	$452	$302	$304	$522	$(1,066)	$(1,588)	$(3,211)	$(3,165)
Total pets enrolled. Total pets enrolled reflects the number of pets subscribed to either our plan or one of the insurance products offered in our other business segment at the end of each period presented. We monitor total pets enrolled because it provides an indication of the growth of our consolidated business.
Total subscription pets enrolled. Total subscription pets enrolled reflects the number of pets subscribed to the plan marketed by us to consumers at the end of each period presented. We monitor total subscription pets enrolled because it provides an indication of the growth of our subscription business.
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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of March 31, 2017 is an average of each month’s retention from April 1, 2016 through March 31, 2017. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

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
Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company’s non-cash expenses, we believe that providing non-GAAP financial measures such as acquisition cost, net acquisition cost and adjusted EBITDA that exclude stock-based compensation expense and loss (income) from equity method investments, allows for more meaningful comparisons between our operating results from period to period. We net sign-up fees with sales and marketing expenses in our calculation of net acquisition cost because we collect it from new members at the time of enrollment and consider it to be an offset to a portion of our sales and marketing expenses. We believe this allows us to calculate and present acquisition cost, net acquisition cost and the related financial measures we derive from them, as well as adjusted EBITDA, in a consistent manner across periods. Our non-GAAP financial measures and the related financial measures we derive from them are important tools for financial and operational decision-making and for evaluating our own operating results over different periods of time.

The following table reflects the reconciliation of acquisition cost and net acquisition cost to sales and marketing expense:

	Three Months Ended
	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015
	(in thousands)
Sales and marketing expense	$4,089	$3,951	$3,892	$3,564	$3,840	$3,919	$4,128	$3,533
Excluding:
Stock-based compensation expense	(187)	(113)	(172)	(165)	(82)	(104)	(102)	(110)
Acquisition cost	3,902	3,838	3,720	3,399	3,758	3,815	4,026	3,423
Net of:
Sign-up fee revenue	(544)	(526)	(525)	(495)	(527)	(506)	(542)	(451)
Other business segment sales and marketing expense	(48)	(62)	(63)	(55)	(38)	(8)	(16)	(30)
Net acquisition cost	$3,310	$3,250	$3,132	$2,849	$3,193	$3,301	$3,468	$2,942
The following table reflects the reconciliation of adjusted EBITDA to net loss:

	Three Months Ended
	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015
	(in thousands)
Net loss	$(1,482)	$(1,723)	$(1,637)	$(964)	$(2,572)	$(3,001)	$(4,643)	$(4,625)
Excluding:
Stock-based compensation expense	781	731	776	743	696	653	749	897
Depreciation and amortization expense	1,036	1,229	1,093	739	785	741	672	563
Interest income	(51)	(41)	(29)	(26)	(23)	(19)	(19)	(18)
Interest expense	137	81	66	41	30	26	14	40
Income tax expense (benefit)	24	7	13	4	14	12	16	(22)
Loss (income) from equity method investment	7	18	22	(15)	4	—	—	—
Adjusted EBITDA	$452	$302	$304	$522	$(1,066)	$(1,588)	$(3,211)	$(3,165)

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
Investment in pet acquisition. We have made and plan to continue to make significant investments to grow our member base. Our net acquisition cost and the number of new members we enroll depends on a number of factors, including the amount we elect to invest in sales and marketing activities in any particular period in the aggregate and by channel, effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied and in the future may significantly vary from period to period based upon specific marketing initiatives and the actual or expected relationship to LVP. For example, the timing of our Territory Partner conference may increase our average pet acquisition cost in a given period (historically, during the fourth quarter of each year). We also regularly test new member acquisition channels and marketing initiatives, which may be more expensive than our traditional marketing channels and may increase our average acquisition costs. We plan to expand the number of Territory Partners and continue testing new member acquisition channels and marketing initiatives, which is likely to increase our average pet acquisition cost. We continually assess our sales and marketing activities by monitoring the ratio of LVP to PAC.
Timing of initiatives. Over time we plan to implement new initiatives to improve our member experience, make modifications to our medical plan and find other ways to maintain a strong value proposition for our members. These initiatives will sometimes be accompanied by price adjustments, in order to compensate for an increase in benefits received by our members. The implementation of such initiatives may not always coincide with the timing of price adjustments, resulting in fluctuations in revenue and gross profit in our subscription business segment.
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
Other business segment. Our other business segment primarily includes revenue and expenses related to policies written on behalf of third parties where we do not undertake the direct consumer marketing. This segment includes the writing of policies that provide different coverage and may have materially different terms and conditions than our subscription medical plan. Our relationships in our other business segment are generally subject to termination provisions and are non-exclusive. Accordingly, we cannot control how much business is written with us, even if a contract is not terminated. Loss of an entire program via contract termination could result in the associated policies and revenues being lost over a period of 12 to 18 months, which could have a material impact on our results of operations. We may enter into additional relationships in the future to the extent we believe they will be profitable to us, which could also impact our operating results.
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
Other cost of revenue
Other cost of revenue for the subscription business segment includes direct and indirect member service expenses, renewal fees, credit card transaction fees and premium tax expenses. Other cost of revenue for the other business segment includes the commissions the Company pays to unaffiliated general agents, costs to administer the programs in the other business segment and premium taxes on the policies in this segment.
For both our subscription business and our other business segments, we generally expect our cost of revenue to remain relatively constant as a percentage of revenue, although there may be some periodic variability due to a number of factors including the rate of claims occurrences during such periods. Claims expenses as a percentage of our subscription business revenue may increase over the long-term as part of our strategy to return more value to our members to further enhance our member experience, retention rates and lifetime value of a pet. We currently expect that, in the long-term, such increases generally would be offset by economies of scale in our other cost of revenue.
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
Operating Expenses
Our operating expenses are classified into three categories: sales and marketing, technology and development, and general and administrative. For each category, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses and stock-based compensation expense.
Sales and Marketing
Sales and marketing expenses primarily consist of lead generation costs; converting leads to enrolled pets; print, online and promotional advertising costs; strategic partnership fees and personnel costs and related expenses. Sales and marketing expenses are driven primarily by investments to acquire new members. We plan to continue to invest in existing and new member acquisition channels and marketing initiatives to grow our business. Investments in new member acquisition channels and marketing initiatives are generally more expensive than our traditional marketing channels and increase our average pet acquisition cost. We manage our sales and marketing expense on a per pet basis. As such, we expect sales and marketing expenses to fluctuate in absolute values and as a percentage of revenue based on how many new pets are enrolled in a period as well as the average pet acquisition cost. We base our sales and marketing spend on what we determine to be the appropriate ratio of lifetime value of a pet to average pet acquisition cost which is based on our desired return on our investments to grow our business.
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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscription business	$50,229	$39,143
Other business	4,500	3,556
Total revenue	54,729	42,699
Cost of revenue:
Subscription business(1)	41,246	32,203
Other business	4,328	3,192
Total cost of revenue	45,574	35,395
Gross profit:
Subscription business	8,983	6,940
Other business	172	364
Total gross profit	9,155	7,304
Operating expenses:
Sales and marketing(1)	4,089	3,840
Technology and development(1)	2,403	2,287
General and administrative(1)	4,012	3,722
Total operating expenses	10,504	9,849
Operating loss	(1,349)	(2,545)
Interest expense	137	30
Other income, net	(28)	(17)
Loss before income taxes	(1,458)	(2,558)
Income tax expense	24	14
Net loss	$(1,482)	$(2,572)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of revenue	$113	$66
Sales and marketing	187	82
Technology and development	50	55
General and administrative	431	493
Total stock-based compensation expense	$781	$696

	Three Months Ended March 31,
	2017	2016
	(as a % of revenue)
Revenue	100%	100%
Cost of revenue	83	83
Gross profit	17	17
Operating expenses:
Sales and marketing	8	9
Technology and development	4	5
General and administrative	7	9
Total operating expenses	19	23
Operating loss	(3)	(6)
Interest expense	—	—
Other income, net	—	—
Loss before income taxes	(3)	(6)
Income tax expense	—	—
Net loss	(3)%	(6)%

	Three Months Ended March 31,
	2017	2016
	(as a % of subscription revenue)
Subscription business revenue	100%	100%
Subscription business cost of revenue	82	82
Subscription business gross profit	18%	18%

Comparison of Three Months Ended March 31, 2017 and 2016

Revenue

	Three Months Ended March 31,		% Change
	2017	2016
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$50,229	$39,143	28%
Other business	4,500	3,556	27
Total revenue	$54,729	$42,699	28
Percentage of Revenue by Segment:
Subscription business	92%	92%
Other business	8	8
Total revenue	100%	100%

Total pets enrolled (at period end)	364,259	307,298	19
Total subscription pets enrolled (at period end)	334,909	287,123	17
Monthly average revenue per pet	$50.50	$46.12	9
Average monthly retention	98.58%	98.65%
Three months ended March 31, 2017 compared to three months ended March 31, 2016. Total revenue increased by $12.0 million to $54.7 million for the three months ended March 31, 2017, or 28%. Revenue from our subscription business segment increased by $11.1 million to $50.2 million for the three months ended March 31, 2017, or 28%. This increase in subscription business revenue was primarily due to a 17% increase in total subscription pets enrolled as of March 31, 2017 compared to March 31, 2016, and increased average revenue per pet of 9% for the same period due to increases in pricing to cover the increased cost of veterinary care. Additionally, there was approximately $0.4 million positive impact on our Canadian revenue due to changes in foreign exchange rates when compared to the three months ended March 31, 2016. Revenue from our other business segment increased $0.9 million to $4.5 million for the three months ended March 31, 2017, or 27%, due to an increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2017	2016
	(in thousands, except percentages and pet data)
Cost of Revenue:
Subscription business:
Claims expenses	$36,323	$28,510	27%
Other cost of revenue	4,923	3,693	33
Total cost of revenue	41,246	32,203	28
Gross profit	8,983	6,940	29
Other business:
Claims expenses	2,864	2,094	37
Other cost of revenue	1,464	1,098	33
Total cost of revenue	4,328	3,192	36
Gross profit	172	364	(53)

Total pets enrolled (at period end)	364,259	307,298	19
Total subscription pets enrolled (at period end)	334,909	287,123	17
Percentage of Revenue by Segment:
Subscription business:
Claims expenses	72%	73%
Other cost of revenue	10	9
Total cost of revenue	82	82
Gross profit	18	18
Other business:
Claims expenses	64	59
Other cost of revenue	33	31
Total cost of revenue	96	90
Gross profit	4	10
Three months ended March 31, 2017 compared to three months ended March 31, 2016. Cost of revenue for our subscription business segment was $41.2 million, or 82% of revenue, for the three months ended March 31, 2017, compared to $32.2 million, or 82% of revenue, for the three months ended March 31, 2016. This $9.0 million increase in subscription cost of revenue was primarily the result of a 17% increase in total subscription pets enrolled and an increase in the cost of veterinary care. Claims expenses were 72% of revenue for the three months ended March 31, 2017 and 73% of revenue for the three months end March 31, 2016 due to normal variation in claims expenses. Additionally, compensation expense and related costs increased by $0.9 million due to an increase in employee resources to service our growth. Cost of revenue for our other business segment increased $1.1 million to $4.3 million for the three months ended March 31, 2017, due to an increase in enrolled pets in this segment.

Sales and Marketing Expenses

	Three Months Ended March 31,		% Change
	2017	2016
	(in thousands, except percentages, pet and per pet data)
Sales and marketing	$4,089	$3,840	6%
Percentage of total revenue	8%	9%

Total subscription pets enrolled (at period end)	334,909	287,123	17
Average pet acquisition cost (PAC)	$128	$123	4
Lifetime value of a pet (LVP)	$637	$603	6
Three months ended March 31, 2017 compared to three months ended March 31, 2016. Sales and marketing expenses increased $0.2 million to $4.1 million for the three months ended March 31, 2017, or 6%. Expenses increased primarily due to a $0.2 million increase in compensation expense and related costs. Our LVP to PAC ratio increased from 4.9:1 to 5.0:1 for the three months ended March 31, 2017.

Technology and Development Expenses

	Three Months Ended March 31,		% Change
	2017	2016
	(in thousands, except percentages)
Technology and development	$2,403	$2,287	5%
Percentage of total revenue	4%	5%
Three months ended March 31, 2017 compared to three months ended March 31, 2016. Technology and development expenses increased $0.1 million to $2.4 million for the three months ended March 31, 2017, or 5%. The increase was primarily due to a $0.3 million increase in depreciation expense, driven by several projects being placed into service between the first quarter of 2016 and the first quarter of 2017. This increase was partially offset by a $0.2 million decrease in compensation expense and related costs and professional services resulting from completion of our direct pay and other initiatives.

General and Administrative Expenses

	Three Months Ended March 31,		% Change
	2017	2016
	(in thousands, except percentages)
General and administrative	$4,012	$3,722	8%
Percentage of total revenue	7%	9%
Three months ended March 31, 2017 compared to three months ended March 31, 2016. General and administrative expenses increased $0.3 million to $4.0 million for the three months ended March 31, 2017, or 8%. This was primarily due to an increase of $0.3 million to rent expense related to our office move during the third quarter of 2016. General and administrative expenses decreased from 9% to 7% as a percentage of revenue for the three months ended March 31, 2017, as we experienced scale in our support functions.

Other Expense, Net

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Interest expense	$137	$30
Other income, net	(28)	(17)
Total other expense, net	$109	$13
Three months ended March 31, 2017 compared to three months ended March 31, 2016. Other expense, net increased to $0.1 million for the three months ended March 31, 2017 due to a $0.1 million increase in interest expense resulting from a higher outstanding debt balance compared to the three months ended March 31, 2016.

Liquidity and Capital Resources
Since inception, we have financed our operations and met capital requirements primarily through the sale of equity securities, from borrowings and from cash flows provided by operating activities. Our principal uses of cash are paying claims, funding operations and capital requirements, investing in new member acquisition, enhancements to our member experience and servicing debt.
Sources of Funds
As of March 31, 2017, we had $52.7 million in cash, cash equivalents and short-term investments and $20.5 million available under our line of credit which excludes $1.5 million reserved under the credit agreement for an outstanding letter of credit and other ancillary services. We believe that our existing cash, cash equivalents, short-term investments and line of credit will be sufficient to fund our operations and statutory capital requirements for at least the next 12 months. From time to time, we may explore additional financing, which could include equity, equity-linked and debt financing. However, there can be no assurance that any additional financing will be available to us on acceptable terms, or at all.
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
Long-Term Debt
Pacific Western Bank Loan and Security Agreement
In December 2016, we entered into a syndicated loan agreement with Pacific Western Bank (PWB) and Western Alliance Bank (WAB), that increased our previous facility from $20.0 million to $30.0 million. This agreement was most recently amended in March 2017. We refer to the restated and amended loan and security agreement as our PWB credit facility. The PWB credit facility provides for a revolving line of credit, under which we may take advances up to $30.0 million. The maximum amount available to us under the PWB credit facility, inclusive of any amounts outstanding under the revolving line of credit, is the lesser of $30.0 million or the total amount of cash and securities held by our insurance subsidiaries (APIC and WICL), less up to $0.4 million for obligations we may have outstanding from PWB and/or WAB for other ancillary services and our $1.1 million letter of credit.
Interest on the PWB credit facility accrues at a variable annual rate equal to the greater of 4.5% or 1.25% plus the prime rate. The PWB credit facility matures in December 2019.
The PWB credit facility requires us to maintain certain financial covenants, including having APIC maintain statutory capital and surplus at all times of not less than the greater of $0.5 million or 110% of the highest amount of statutory capital and surplus required in any state in which APIC is licensed, maintaining a minimum cash balance of $0.6 million in our accounts at WAB and/or one or more WAB affiliates, maintaining all of our depository and operating accounts at PWB and/or WAB, achieving certain quarterly revenue levels and remaining within certain monthly maximum EBITDA loss levels. EBITDA is defined for such purposes as earnings, plus an amount equal to the sum of (i) tax, plus (ii) depreciation and amortization, plus (iii) interest and non-cash expenses, plus (iv) any non-cash stock-based compensation expense, plus (v) loss from equity method investments, and minus gain from equity method investments.

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
As of March 31, 2017, we were in compliance with each of the financial and non-financial covenants.
Our obligations under the PWB credit facility are secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of March 31, 2017, we had $5.0 million aggregate borrowings outstanding under the PWB credit facility.
Regulation
As of March 31, 2017, our insurance entities, APIC and WICL Segregated Account AX, held $30.8 million in short-term investments and $15.1 million in other current assets, including $2.5 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of March 31, 2017, total assets and liabilities held outside of our insurance entities totaled $39.2 million and $14.0 million, respectively, including $16.4 million of cash and cash equivalents that are segregated from other operating funds and held in trust for the payment of claims on behalf of our insurance subsidiaries.
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
New York laws also restrict the ability of APIC to pay dividends to our parent holding company. The dividend restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval. In general, dividends or distributions that, in the aggregate in any 12-month period exceed the lesser of (i) 10% of surplus as of the preceding December 31 or (ii) the insurer’s adjusted net investment income for such 12-month period ended the preceding December 31, not including realized capital gains, are subject to approval by regulatory authorities. As of December 31, 2016, less than $0.1 million was able to be paid in the form of a dividend from APIC to our parent holding company without prior approval from regulatory authorities.
WICL Segregated Account AX
WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. During January 2017, our parent entity received a dividend of $2.7 million from WICL Segregated Account AX as allowed under our agreements with WICL. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Omega General Insurance Company, we are required to maintain a Canadian Trust account with the greater of CAD $2.0 million or 115% of unearned Canadian premium plus 15% of outstanding Canadian claims, including all incurred but not reported claims.

Though we are not directly regulated by the Bermuda Monetary Authority (BMA), WICL's regulation and compliance impacts us as it could have an adverse impact on the ability of WICL Segregated Account AX to pay dividends. WICL is regulated by the BMA under the Insurance Act of 1978 (Insurance Act) and the Segregated Accounts Company Act of 2000. The Insurance Act imposes on Bermuda insurance companies, solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, and auditing and reporting requirements, and grants the BMA powers to supervise and, in certain circumstances, to investigate and intervene in the affairs of insurance companies. Under the Insurance Act, WICL, as a class 3 insurer, is required to maintain available statutory capital and surplus at a level equal to or in excess of a prescribed minimum established by reference to net written premiums and loss reserves.
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
Investments
As of March 31, 2017, we had $33.4 million of short-term and long-term investments in our insurance entities. These investments are held to satisfy statutory requirements and support operating needs. The majority of our investments are highly rated U.S. treasury securities, certificates of deposit, and U.S. government funds. In addition, we have one investment in a municipal bond that is insured by a third-party insurance company with a rating of "A2" with Moody’s.
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$1,857	$(1,298)
Net cash used in investing activities	(4,473)	(946)
Net cash provided by financing activities	895	1,473
Effect of foreign exchange rates on cash	21	341
Net change in cash, cash equivalents and restricted cash	$(1,700)	$(430)
Operating Cash Flows
We derive operating cash flows from cash collected from the sale of subscriptions to our medical plan, which is used to pay claims and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pets and projects to improve member experience.
Net cash provided by operating activities for the three months ended March 31, 2017 consisted of our net loss of $1.5 million reduced by non-cash expenses, including stock-based compensation expense of $0.8 million and depreciation and amortization of $1.0 million and a $1.4 million change in operating assets and liabilities. The change in cash provided by (used in) operating activities compared to the three months ended March 31, 2016 was primarily related to higher revenue and decreased operating expenses as a percentage of revenue as we experienced efficiencies in our Claims and Customer Service departments and scale in our Technology and Development and General and Administrative departments.
Investing Cash Flows
Net cash used in investing activities for the three months ended March 31, 2017 was primarily related to $2.7 million in funding of notes receivable and $1.3 million of net purchases of investments to increase our statutory capital as we increase enrollments. In addition, purchases of property and equipment totaled $0.5 million, primarily related to internally developed software projects.
Financing Cash Flows
For the three months ended March 31, 2017, net cash provided by financing activities primarily consisted of proceeds from the exercise of stock options of $1.0 million, partially offset by $0.1 million of payments on capital lease obligations.

Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. Management believes there have been no material changes to our contractual obligation disclosure during the three months ended March 31, 2017, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2017, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The outcome of our legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results for a particular period. We make a provision for a liability relating to legal matters when it is both probable that a material liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.
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
We have incurred significant net losses since our inception. We had a net loss of $1.5 million for the three months ended March 31, 2017. Additionally, as of March 31, 2017, our accumulated deficit was $82.8 million. We have funded our operations through equity financings, borrowings under a revolving line of credit and term loans and, more recently, positive cash flows from operations. We may not be able to achieve or maintain profitability in the near future or at all. Our recent growth, including our growth in revenue and membership, may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain profitability. Additionally, our expense levels are based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
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

We base our decisions regarding our member acquisition expenditures primarily on the projected lifetime value of the pets that we expect to acquire. Our estimates and assumptions may not accurately reflect our future results, we may overspend on member acquisition, and we may not be able to recover our member acquisition costs or generate profits from these investments.
We invest significantly in member acquisition. We spent $4.1 million on sales and marketing to acquire new members for the three months ended March 31, 2017. We expect to continue to spend significant amounts to acquire additional members. We utilize Territory Partners, who are paid fees based on activity in their regions, to communicate the benefits of our medical plan to veterinarians through in-person visits. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. We also invest in other third-party referrals and direct to consumer member acquisition channels, though we have limited experience with some of them.
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
We have historically experienced high average monthly retention rates. For example, our average monthly retention rate from 2010 through 2016 was 98.5%. If our efforts to satisfy our existing members are not successful or if new marketing initiatives result in enrolling more pets that inherently have a lower retention rate, we may not be able to maintain our retention rates. Members we obtain through aggressive promotions or other channels that involve relatively less meaningful contact between us and the member may be more likely to terminate their medical plan subscription. In the past, we have experienced reduced retention rates during periods of rapid member growth, as our retention rate generally has been lower during the first year of member enrollment. Members may choose to terminate their medical plan subscription for a variety of reasons, including increased subscription fees, perceived or actual lack of value, delays or other unsatisfactory experiences in claims administration, unsatisfactory member service, an economic downturn, loss of a pet, a more attractive offer from a competitor, changes in our medical plan or other reasons, including reasons that are outside of our control. When a member terminates his or her medical plan subscription, we no longer receive the related revenue and may not be able to recover the member acquisition cost or other expenses, including claims expenses, related to that member. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit medical plan subscription terminations, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.

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
The pricing of our medical plan subscriptions reflect expected claim payment patterns derived from assumptions that we make regarding a number of factors, including a pet’s species, breed, age, gender and location. Factors related to pet location include the current and assumed changes in the cost and availability of veterinary technology and treatments and local veterinary practice preferences. The prices of our medical plan subscriptions also include assumptions and estimates regarding our own operating costs and expenses. We monitor and manage our pricing and overall sales mix to achieve target returns. Profitability from new members emerges over a period of years depending on the nature and length of time a pet is enrolled in our medical plan, and is subject to variability as actual results may differ from pricing assumptions. If the subscription fees we collect are insufficient to cover actual claim costs, operating costs and expenses within anticipated pricing allowances, or if our member retention rates are not high enough to ensure recovery of member acquisition costs, then our gross profit could be adversely affected, and our revenue may be insufficient to achieve profitability. Conversely, if our pricing assumptions differed from actual results such that we overpriced risks, our competitiveness and growth prospects could be adversely affected. Further, even if our pricing assumptions are accurate, we may not be able to obtain the necessary regulatory approvals for any pricing changes that we may determine are appropriate based on our pricing assumptions, which could prevent us from obtaining sufficient revenue from medical plan subscriptions to cover claims expenses, pet acquisition costs and other expenses in any such jurisdiction unless and until such regulatory approvals are obtained in appropriate amounts.
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
As of March 31, 2017, our claims reserve was $10.6 million. As of December 31, 2016, claims exceeded our claims reserve for prior years and this may happen again in the future. Our recorded claims reserve is based on our best estimates of claims, both reported and incurred but not reported, after considering known facts and interpretations of circumstances and the estimated cost to adjudicate those claims. We consider internal factors, including data from our proprietary data analytics platform, experience with similar cases, actual claims paid, historical trends involving claim payment patterns, patterns of claims being received, seasonality patterns, pending levels of unpaid claims, claims management programs and contractual terms. We may also consider external factors, including changes in the law, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of claims that have occurred, including claims incurred but not reported, the establishment of appropriate reserves is an inherently uncertain and complex process that involves significant subjective judgment. Further, we do not transfer or cede our risk as an insurer and, therefore, we maintain more risk than we would if we purchased reinsurance. The ultimate cost of claims and claims administration may vary materially from recorded reserves, and such variance may result in adjustments to the claims reserve, which could have a material effect on our operating results.
We rely significantly on Territory Partners, veterinarians and other third parties to recommend our medical plan.
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that our medical plan offers veterinarians and their clients. In turn, we rely on veterinarians to introduce and refer our medical plan to their clients. We also rely significantly on other third parties, such as existing members, online and offline businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups and associations, to help generate leads for our medical plan subscriptions. Veterinary practices represent our largest member acquisition channel, accounting for over 50% of our enrollments and approximately 70% of our enrollments excluding existing members adding pets and referring their friends and family in the three months ended March 31, 2017.
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
Our ability to grow our business and to generate revenue depends significantly on attracting new members. For the three months ended March 31, 2017, we generated 92% of our revenue from medical plan subscriptions. In order to continue to increase our membership, we must continue to offer a medical plan that provides superior value to our members. Our ability to continue to grow our membership will also depend in part on the effectiveness of our sales and marketing programs. Our member base may not continue to grow or may decline as a result of increased competition or the maturation of our business.
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
We are also subject to a contractual obligation related to the Company’s reinsurance agreement with Omega General Insurance Company (Omega). Under this agreement, the Company is required to fund a Canadian Trust account in accordance with Canadian regulations. As of December 31, 2016, the account held CAD $2.1 million.

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
We offer our medical plan in Canada, which exposes us to the risk of changes in the Canadian currency exchange rates. For the three months ended March 31, 2017, approximately 19.4% of our total revenue was generated in Canada. Fluctuations in the relative strength of the Canadian economy and the Canadian dollar has in the past and could in the future adversely affect our revenue and operating results.
Our success depends on our ability to adjust member claims timely and accurately.
We must accurately evaluate and timely pay member claims in a manner that gives our members high satisfaction. Many factors can affect our ability to pay member claims accurately, and in a timely manner that gives our members high satisfaction, including the training, experience and skill of our personnel, our ability to reduce the number of claims requests made for non-covered conditions and ineligible invoice items, the department’s culture and the effectiveness of its management, our ability to develop or select and implement appropriate procedures, technologies and systems to support our member claims functions and changes in our policy coverage. Our failure to pay claim requests fairly, accurately and in a timely manner, or to deploy resources appropriately, could result in unanticipated costs to us, lead to material litigation, undermine member goodwill and our reputation, and impair our brand image and, as a result, materially and adversely affect our competitiveness, financial results, prospects and liquidity.
We may not identify fraudulent or improperly inflated claim submissions.
It is possible that a member, or a third-party actually or purportedly on behalf of the member, could submit an invoice which we would then pay that appears authentic but in fact does not reflect services provided or products purchased for which the member paid. It is also possible that veterinarians will charge insured customers higher amounts than they would charge their non-insured clients for the same service or product. Such activity could lead to unanticipated claims costs to us and/or to time and expense to recover such costs. They could also lead to strained relationships with veterinarians and/or members, and could adversely affect our competitiveness, financial results and liquidity.
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
Additionally, there are traditional insurance companies that provide pet insurance products, either as a stand-alone product or along with a broad range of other insurance products. The largest of these traditional "pet insurance" providers is Nationwide Pet (formerly Veterinary Pet Insurance Company), a division of Nationwide Insurance. They have historically offered a number of traditional policy options and are now offering an additional product that may appear similar to ours. In addition, new entrants backed by large insurance companies have attempted to enter the pet insurance market in the past and may do so again in the future. Further, traditional "pet insurance" providers may consolidate or take other actions to mimic the efficiencies from our vertically-integrated structure or create other operational efficiencies, which could lead to increased competition.
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

•
changes in the mix of consumers who are referred to us through various member acquisition channels, such as veterinary referrals, existing members adding a pet and referring their friends and family members and other third-party referrals and direct-to-consumer acquisition channels.

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
A portion of our enrollment leads are attributable to a variety of different types of strategic partnership arrangements. These partnerships involve various risks, depending on their structure, including the following:

•	we may be unable to maintain or secure favorable relationships with strategic partners;

•	our strategic partners may not be successful in creating leads;

•	we may be unable to convert leads from our strategic partners into enrolled pets;

•	our strategic partners could terminate their relationships with us;

•	we may not experience a consistent correlation between revenues and expenditures related to the partnership, and

•	bad publicity and other issues faced by our strategic partners could negatively impact us.
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
For example, we have written pet insurance policies for general agents since 2012. These policies provide different coverage and are subject to materially different terms and conditions than the Trupanion medical plan. Further, the unaffiliated general agents administer these policies and market them to consumers. For the three months ended March 31, 2017, premiums from these policies accounted for 6.2% of our total revenue. These relationships can be terminated by either party and, if terminated, would result in a reduction in our revenue to the extent we cannot enter other relationships and generate equivalent revenues with different general agents. In addition, the general agents control trust accounts they maintain on our behalf. If the general agents make operating decisions that adversely affect its business or brand, our business or brand could also be adversely affected.
In Canada, our medical plan is written by Omega General Insurance Company. If Omega were to terminate its underwriting arrangement with us, our business could be adversely affected.
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
We rely on a combination of intellectual property rights, including trade secrets, copyrights, trademarks and domain names, as well as contractual restrictions, to establish and protect our intellectual property. As of March 31, 2017, we had two pending patent applications and one issued patent in the United States, two pending patent applications in Canada, one pending patent application in Brazil, one pending patent application in Japan, one pending patent application in China, one pending patent application in Hong Kong, two pending patents filed under the Patent Cooperation Treaty, and one pending patent application and one issued patent in Europe. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, pricing analytics, technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. If we continue to expand internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States, which may be expensive and divert management’s attention away from other operations.
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
As of March 31, 2017, we had ten registered trademarks in the United States, including “Trupanion”. We had one registered trademark in Canada, and four pending trademarks. Many of our unregistered trademarks, however, contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Trademark protection may also not be available, or sought by us, in every country in which our medical plan may become available. Competitors may adopt names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing members. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks.
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
From time to time, we have been, and in the future may become, subject to litigation, claims and regulatory proceedings and inquiries, including market conduct examinations and investigations by state insurance regulatory agencies and threatened or filed lawsuits by employees, customers or business partners.
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
As of March 31, 2017, we had $5.0 million outstanding indebtedness. We may incur indebtedness in the future, including any additional borrowings available under our revolving line of credit. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
Our ability to borrow any funds needed to operate and expand our business will depend in part on our ability to generate cash. Our ability to generate cash is subject to the performance of our business, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may also need to use operating funds to support risk-based capital requirements and borrow additional funds to support our growth. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us, under our revolving credit facility or otherwise, in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition and ability to expand our business and meet our risk-based capital requirements may be adversely affected.
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
We are subject to numerous laws and regulations that are administered and enforced by a number of different governmental authorities, each of which exercises a degree of interpretive latitude, including, in the United States, state insurance regulators, state securities administrators, state attorneys general and federal agencies including the SEC, Internal Revenue Service and the U.S. Department of Justice. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that laws and regulations or any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, increase our costs and limit our ability to grow or to improve the profitability of our business. Further, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations generally are intended to protect or benefit purchasers or users of insurance products, not holders of securities, which generally is the jurisdiction of the SEC. In many respects, these laws and regulations limit our ability to grow or to improve the profitability of our business.
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
We generally will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30, (ii) the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) December 31, 2019, which is the end of the year in which the fifth anniversary of our IPO would occur.
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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 2nd day of May 2017.

TRUPANION, INC.

Date: May 2, 2017	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: May 2, 2017	/s/ Tricia Plouf
Tricia Plouf Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Filed/Furnished
Number	Exhibit Description	Herewith

10.1	First Amendment to Loan and Security Agreement entered into as of March 31, 2017 between Pacific Western Bank, Western Alliance Bank and Trupanion, Inc.	X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*
This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.