Form 10-Q
period 2017-06-30
TRUPANION INC.
filed 2017-08-02
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 27, 2017, there were approximately 29,995,543 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Trupanion, Inc. Consolidated Statements of Operations (in thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$58,275	$45,832	$113,004	$88,531
Cost of revenue:
Claims expenses	41,009	32,466	80,196	63,070
Other cost of revenue	6,915	5,100	13,302	9,891
Gross profit	10,351	8,266	19,506	15,570
Operating expenses:
Sales and marketing	4,372	3,564	8,461	7,404
Technology and development	2,322	2,164	4,725	4,451
General and administrative	4,245	3,495	8,257	7,217
Total operating expenses	10,939	9,223	21,443	19,072
Operating loss	(588)	(957)	(1,937)	(3,502)
Interest expense	109	41	246	71
Other (income) expense, net	(1,112)	(38)	(1,140)	(55)
Income (loss) before income taxes	415	(960)	(1,043)	(3,518)
Income tax expense	4	4	28	18
Net income (loss)	$411	$(964)	$(1,071)	$(3,536)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.03)	$(0.04)	$(0.13)
Weighted-average common shares outstanding:
Basic	29,510,907	28,348,348	29,383,502	28,173,798
Diluted	32,734,624	28,348,348	29,383,502	28,173,798

Trupanion, Inc. Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$411	$(964)	$(1,071)	$(3,536)
Other comprehensive income:
Change in foreign currency translation adjustments	111	11	123	300
Change in net gains on available-for-sale debt securities	16	6	9	8
Other comprehensive income, net of taxes	127	17	132	308
Comprehensive income (loss)	$538	$(947)	$(939)	$(3,228)

Trupanion, Inc. Consolidated Balance Sheets (in thousands, except per share data)

	June 30, 2017	December 31, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$24,604	$23,637
Short-term investments	32,565	29,570
Accounts and other receivables	17,098	10,118
Prepaid expenses and other assets	2,294	2,062
Total current assets	76,561	65,387
Restricted cash	600	600
Long-term investments, at fair value	2,829	2,579
Equity method investment	—	271
Property and equipment, net	7,988	8,464
Intangible assets, net	4,950	4,910
Other long-term assets	2,723	134
Total assets	$95,651	$82,345
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,779	$2,006
Accrued liabilities and other current liabilities	6,582	5,416
Claims reserve	10,820	9,521
Deferred revenue	20,442	13,463
Total current liabilities	39,623	30,406
Long-term debt	6,309	4,767
Deferred tax liabilities	1,623	1,623
Other liabilities	944	834
Total liabilities	48,499	37,630
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized at June 30, 2017 and December 31, 2016, 30,652,240 and 29,994,940 shares issued and outstanding at June 30, 2017; 30,156,247 and 29,498,947 shares issued and outstanding at December 31, 2016	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized at June 30, 2017 and December 31, 2016, and 0 shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	132,950	129,574
Accumulated other comprehensive loss	(245)	(377)
Accumulated deficit	(82,352)	(81,281)
Treasury stock, at cost: 657,300 shares at June 30, 2017 and December 31, 2016	(3,201)	(3,201)
Total stockholders’ equity	47,152	44,715
Total liabilities and stockholders’ equity	$95,651	$82,345

Trupanion, Inc. Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(1,071)	$(3,536)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	2,113	1,524
Stock-based compensation expense	1,669	1,439
Gain on sale of equity method investment	(1,036)	—
Other, net	56	39
Changes in operating assets and liabilities:
Accounts and other receivables	(6,968)	(994)
Prepaid expenses and other assets	(183)	463
Accounts payable, accrued liabilities, and other liabilities	913	(1,203)
Claims reserve	1,259	1,244
Deferred revenue	6,929	1,284
Net cash provided by operating activities	3,681	260
Investing activities
Purchases of investment securities	(14,895)	(11,223)
Maturities of investment securities	11,712	9,338
Proceeds from sale of equity method investment	1,402	—
Purchases of property and equipment	(1,264)	(1,090)
Other investments	(2,753)	(69)
Net cash used in investing activities	(5,798)	(3,044)
Financing activities
Proceeds from exercise of stock options	1,647	1,785
Proceeds from debt financing, net of financing fees	1,459	986
Payments on capital lease obligation	(203)	(73)
Net cash provided by financing activities	2,903	2,698
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	181	337
Net increase in cash, cash equivalents, and restricted cash	967	251
Cash, cash equivalents, and restricted cash at beginning of period	24,237	17,956
Cash, cash equivalents, and restricted cash at end of period	$25,204	$18,207
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	352	75
Property and equipment acquired under capital lease	66	326

Trupanion, Inc.
Notes to the Consolidated Financial Statements (unaudited)

1. Nature of Operations and Significant Accounting Policies
Description of Business and Basis of Presentation
Trupanion, Inc. (collectively with its wholly-owned subsidiaries, the Company) provides medical insurance for cats and dogs throughout the United States, Canada and Puerto Rico.
The financial data as of December 31, 2016 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission on February 15, 2017 (the 2016 10-K). The Company's accounting policies are described in Note 1 to the financial statements included in the 2016 10-K. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
Reclassifications
Certain prior year amounts have been reclassified within the Company’s consolidated financial statements from their original presentation to conform to the current period presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from such estimates. See Note 1 to the audited financial statements included in the 2016 10-K for additional discussion of these estimates and assumptions.
Accumulated Other Comprehensive Loss
There were no reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2017 and 2016.
Accounting Pronouncements Adopted During Period
In November 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) amending the accounting for income taxes and requiring all deferred tax assets and liabilities be classified as non-current in the consolidated balance sheets. The Company adopted this ASU as of January 1, 2017 and has retrospectively applied the provisions of this standard.
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

2. Net Income (Loss) per Share
Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated using the weighted-average number of shares of common stock plus, when dilutive, potential common shares outstanding using the treasury-stock method. Potential common shares outstanding include stock options, unvested restricted stock, and warrants.
The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Basic earnings per share:
Net income (loss)	$411	$(964)	$(1,071)	$(3,536)
Shares used in computation:
Weighted average common shares outstanding	29,510,907	28,348,348	29,383,502	28,173,798
Basic earnings per share	$0.01	$(0.03)	$(0.04)	$(0.13)

Diluted earnings per share:
Net income (loss)	$411	$(964)	$(1,071)	$(3,536)
Shares used in computation:
Weighted average common shares outstanding	29,510,907	28,348,348	29,383,502	28,173,798
Stock options	2,511,012	—	—	—
Restricted stock awards and units	351,668	—	—	—
Warrants	361,037	—	—	—
Weighted average number of shares	32,734,624	28,348,348	29,383,502	28,173,798
Diluted earnings per share	$0.01	$(0.03)	$(0.04)	$(0.13)
The following potentially dilutive equity securities were not included in the diluted earnings per common share calculation because they would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	1,035,163	4,338,867	4,207,577	4,338,867
Restricted stock awards and units	—	472,238	351,668	472,238
Warrants	—	869,999	810,000	869,999

3. Investment Securities
The amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale and short-term investments by major security type and class of security were as follows as of June 30, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of June 30, 2017
Available-for-sale:
Foreign deposits	$1,829	$—	$—	$1,829
Municipal bond	1,000	—	—	1,000
	$2,829	$—	$—	$2,829
Short-term investments:
U.S. treasury securities	$5,786	$—	$(3)	$5,783
Certificates of deposit	709	1	—	710
U.S. government funds	26,070	—	—	26,070
	$32,565	$1	$(3)	$32,563

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2016
Available-for-sale:
Foreign deposits	$1,587	$—	$—	$1,587
Municipal bond	1,000	—	(8)	992
	$2,587	$—	$(8)	$2,579
Short-term investments:
U.S. treasury securities	$5,791	$—	$—	$5,791
Certificates of deposit	707	—	—	707
U.S. government funds	23,072	—	—	23,072
	$29,570	$—	$—	$29,570
Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	June 30, 2017
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$—	$—
Due after one year through five years	1,829	1,829
Due after five years through ten years	1,000	1,000
Due after ten years	—	—
	$2,829	$2,829
The Company evaluated its securities for other-than-temporary impairment and considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. For debt securities, the Company does not intend to sell, nor is it more likely than not that the Company will be required to sell, the securities prior to the recovery of the amortized cost basis which may be at maturity.

4. Fair Value
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of June 30, 2017
	Fair Value	Level 1	Level 2
Assets
Restricted cash	$600	$600	$—
Foreign deposits	1,829	1,829	—
Municipal bond	1,000	—	1,000
Money market funds	4,871	4,871	—
Total	$8,300	$7,300	$1,000

	As of December 31, 2016
	Fair Value	Level 1	Level 2
Assets
Restricted cash	$600	$600	$—
Foreign deposits	1,587	1,587	—
Municipal bond	992	—	992
Money market funds	7,033	7,033	—
Total	$10,212	$9,220	$992
The Company measures the fair value of restricted cash, foreign deposits, and money market funds based on quoted prices in active markets for identical assets. The fair value of the municipal bond is based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.
As of June 30, 2017, the Company's other long-term assets balance included a $2.6 million note receivable, recorded at its estimated collectible amount, plus accrued interest. The Company estimates that the carrying value of the note receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at June 30, 2017 and December 31, 2016.
5. Debt
The Company has a revolving line of credit, secured by any and all interests in the Company's assets that are not otherwise restricted. Interest on the revolving line of credit is payable monthly at the greater of 4.5%, or 1.25% plus the prime rate. As of June 30, 2017 and December 31, 2016, borrowings on the revolving line of credit were limited to the lesser of $30.0 million and the total amount of cash and securities held by the Company's insurance subsidiaries (American Pet Insurance Company and Wyndham Insurance Company (SAC) Ltd. Segregated Account AX). The borrowing agreement includes other ancillary services and letters of credit of up to $4.5 million and $3.0 million as of June 30, 2017 and December 31, 2016, respectively. The Company's outstanding balance for ancillary services and letters of credit of $1.5 million as of June 30, 2017 and $1.6 million as of December 31, 2016, reduces available borrowing capacity on the line of credit. The facility also requires a deposit of restricted cash of $0.6 million. The agreement was most recently amended in March 2017 to extend the maturity date to December 2019. The credit agreement requires the Company to comply with various financial and non-financial covenants. As of June 30, 2017 and December 31, 2016, the Company was in compliance with all covenants.
As of June 30, 2017, the Company's outstanding borrowings under this facility were $6.5 million, recorded net of financing fees of $0.2 million, with $22.0 million remaining available to borrow.

6. Commitments and Contingencies
From time to time, the Company is subject to litigation matters and claims arising from the ordinary course of business. The Company records a provision for a liability relating to legal matters when it is both probable that a material liability has been incurred and the amount of the loss can be reasonably estimated. At this time, the Company does not believe any such matters to be material individually or in the aggregate. These views are subject to change following the outcome of future events or the results of future developments.
7. Stock-Based Compensation
The following table presents information regarding stock options granted, exercised and forfeited for the periods presented:

	Number Of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding as of December 31, 2016	4,123,023	$5.06	$43,185
Granted	628,589	17.47
Exercised	(494,970)	3.33	6,601
Forfeited	(49,065)	10.22
Outstanding as of June 30, 2017	4,207,577	7.05	64,482

Vested and Exercisable at June 30, 2017	2,871,578	$3.67	$53,737
As of June 30, 2017, the stock options outstanding had a weighted-average remaining contractual life of 5.9 years.
Stock-based compensation expense includes stock options and restricted stock awards and units granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Claims expenses	$89	$57	$159	$115
Other cost of revenue	60	9	103	17
Sales and marketing	198	165	385	247
Technology and development	59	36	109	91
General and administrative	482	476	913	969
Total stock-based compensation expense	$888	$743	$1,669	$1,439
As of June 30, 2017, the Company had 1,335,999 unvested stock options and 351,668 restricted stock awards and units that are expected to vest. Total stock-based compensation expense of $7.8 million related to these unvested awards is expected to be recognized over a weighted-average period of approximately 2.7 years.

8. Claims Reserve
The claims reserve includes unpaid claims and claims adjustment expenses and an estimate of claims that have been incurred but not yet reported (IBNR) to the Company. The estimate, which involves actuarial projections, is based on management's assessment of facts and circumstances currently known, and assumptions about anticipated claims patterns, including expected future trends in claims severity and frequency. Reserve estimates are continually refined as claims are reported and settled. Changes in management's assumptions and estimates may have a relatively large impact to the claims reserve and associated expense.
This estimate is made for each of the Company's two segments, subscription business and other business. The subscription business segment includes monthly subscriptions related to the Company’s medical plan which are marketed directly to consumers, while the other business segment includes all other business that is not directly marketed to consumers.

Summarized below are the changes in the total liability for the Company's subscription business segment:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Claims reserve at beginning of year	$8,538	$5,384
Claims incurred during the period related to:
Current year	74,244	58,162
Prior years	(257)	459
Total claims incurred	73,987	58,621
Claims paid during period related to:
Current year	65,549	51,844
Prior years	7,138	5,415
Total claims paid	72,687	57,259
Non-cash claims expense	229	187
Claims reserve at end of period	$9,609	$6,559

The Company’s claim reserve for the subscription business segment increased $1.1 million from $8.5 million at December 31, 2016 to $9.6 million at June 30, 2017. This change was comprised of $74.0 million in claims expense incurred during the period less $72.7 million in claims expense paid during the period. The $74.0 million in claims expense incurred includes a reduction of $0.3 million to the reserves relating to prior years. The change is the result of ongoing analysis of recent claims trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims.
Summarized below are the changes in total liability for the Company's other business segment:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Claims reserve at beginning of year	$983	$890
Claims incurred during the period related to:
Current year	6,337	4,427
Prior years	(128)	22
Total claims incurred	6,209	4,449
Claims paid during period related to:
Current year	5,217	3,484
Prior years	764	832
Total claims paid	5,981	4,316
Non-cash claims expense	—	—
Claims reserve at end of period	$1,211	$1,023

The Company’s claim reserve for the other business segment increased$0.2 million from $1.0 million at December 31, 2016 to $1.2 million at June 30, 2017. This change was comprised of $6.2 million in claims expense incurred during the period less $6.0 million in claims expense paid during the period. The $6.2 million in claims expense incurred includes a reduction of $0.1 million to the reserves relating to prior years. The change is the result of ongoing analysis of recent claims trends. Original estimates are increased or decreased as additional information becomes known regarding individual claims.

Claims Reserve by Loss Year
The total claims reserve as of June 30, 2017 for the subscription business segment relates to activity incurred during the years as follows (in thousands):

As of June 30, 2017
Year Incurred
2015	$229
2016	913
2017	8,467
$9,609
The total claims reserve as of June 30, 2017 for the other business segment relates to activity incurred during the years as follows (in thousands):

As of June 30, 2017
Year Incurred
2015	$2
2016	88
2017	1,121
$1,211
9. Equity Method Investment
In June 2017, the Company sold its share of an investment previously accounted for under the equity method. The sale resulted in a gain of $1.0 million recorded within other income on the consolidated statement of operations.

10. Segments
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
Revenue and gross profit of the Company’s segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Subscription business	$52,641	$42,162	$102,870	$81,305
Other business	5,634	3,670	10,134	7,226
	58,275	45,832	113,004	88,531
Claims expenses:
Subscription business	37,664	30,111	73,987	58,621
Other business	3,345	2,355	6,209	4,449
	41,009	32,466	80,196	63,070
Other cost of revenue:
Subscription business	4,927	4,047	9,850	7,740
Other business	1,988	1,053	3,452	2,151
	6,915	5,100	13,302	9,891
Gross profit:
Subscription business	10,050	8,004	19,033	14,944
Other business	301	262	473	626
	10,351	8,266	19,506	15,570
Sales and marketing:
Subscription business	4,309	3,509	8,350	7,311
Other business	63	55	111	93
	4,372	3,564	8,461	7,404
Technology and development	2,322	2,164	4,725	4,451
General and administrative	4,245	3,495	8,257	7,217
Operating loss	$(588)	$(957)	$(1,937)	$(3,502)
The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$47,306	$36,748	$91,440	$71,225
Canada	10,969	9,084	21,564	17,306
Total revenue	$58,275	$45,832	$113,004	$88,531
Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2017 and December 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We provide a medical insurance plan for cats and dogs throughout the United States, Canada and Puerto Rico. Our data-driven, vertically-integrated approach enables us to provide pet owners with what we believe is the highest value medical plan for their pets, using a pricing model that is based on the estimated cost specific to each pet’s unique characteristics plus a standard margin. Our growing and loyal member base provides us with highly predictable and recurring revenue. We operate our business similar to other subscription-based businesses, with a focus on maximizing the lifetime value of each pet while sustaining a favorable ratio of lifetime value relative to pet acquisition cost, based on our desired return on investment.
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
Our revenue increased from $88.5 million for the six months ended June 30, 2016 to $113.0 million for the six months ended June 30, 2017, representing 28% year-over-year growth. We have made and expect to continue to make substantial investments in member acquisition and in expanding our operations. For the six months ended June 30, 2017 and 2016, we had a net loss of $1.1 million and $3.5 million, respectively. As of June 30, 2017, our accumulated deficit was $82.4 million.

Key Operating Metrics
The following tables set forth our key operating metrics for the six-month periods ended June 30, 2017 and 2016 and for each of the last eight fiscal quarters.

	Six Months Ended June 30,
	2017	2016
Total pets enrolled (at period end)	383,293	320,896
Total subscription pets enrolled (at period end)	346,409	299,856
Monthly average revenue per pet	$50.99	$46.77
Lifetime value of a pet (LVP)	$654	$622
Average pet acquisition cost (PAC)	$135	$120
Average monthly retention	98.57%	98.64%

	Three Months Ended
	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015
Total pets enrolled (at period end)	383,293	364,259	343,649	334,070	320,896	307,298	291,818	276,988
Total subscription pets enrolled (at period end)	346,409	334,909	323,233	312,282	299,856	287,123	272,636	258,546
Monthly average revenue per pet	$51.47	$50.50	$49.17	$48.37	$47.39	$46.12	$45.48	$45.15
Lifetime value of a pet (LVP)	$654	$637	$631	$624	$622	$603	$591	$591
Average pet acquisition cost (PAC)	$143	$128	$133	$120	$118	$123	$132	$129
Average monthly retention	98.57%	98.58%	98.60%	98.61%	98.64%	98.65%	98.64%	98.66%
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
Lifetime value of a pet. Lifetime value of a pet (LVP) is calculated in part based on the average monthly gross profit from our subscription business segment for the 12 months prior to the period end date excluding stock-based compensation expense related to cost of revenue from our subscription business segment, sign-up fee revenue and the change in deferred revenue between periods, multiplied by the implied average subscriber life in months. Implied average subscriber life in months is calculated as the quotient obtained by dividing one by one minus the average monthly retention rate. We monitor LVP to assess how much lifetime value we might expect from new pets over their implied average subscriber life in months and to evaluate the amount of sales and marketing expenses we may want to incur to attract new pet enrollments.

Average pet acquisition cost. Average pet acquisition cost (PAC) is calculated as net acquisition cost divided by the total number of new subscription pets enrolled in that period. Net acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as sales and marketing expenses, excluding stock-based compensation expense, offset by sign-up fee revenue and other business segment sales and marketing expenses. We offset sales and marketing expenses with sign-up fee revenue since it is a one-time charge to new members used to partially offset initial setup costs, which are included in sales and marketing expenses. We monitor average pet acquisition cost to evaluate the efficiency of our sales and marketing programs and measure return on acquisition spend.
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of June 30, 2017 is an average of each month’s retention from July 1, 2016 through June 30, 2017. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.
Non-GAAP Financial Measures
We believe that using acquisition cost and net acquisition cost to calculate and present certain of our other key metrics is helpful to our investors. These measures, which are non-GAAP financial measures, are not prepared in accordance with U.S. GAAP. We define acquisition cost as sales and marketing expenses, excluding stock-based compensation expense. We define net acquisition cost as acquisition cost net of sign-up fee revenue and other business segment sales and marketing expenses.
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
Because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact a company’s non-cash expenses, we believe that providing non-GAAP financial measures such as acquisition cost and net acquisition cost, allows for more meaningful comparisons between our operating results from period to period. We net sign-up fees with sales and marketing expenses in our calculation of net acquisition cost because we collect it from new members at the time of enrollment and consider it to be an offset to a portion of our sales and marketing expenses. We believe this allows us to calculate and present acquisition cost, net acquisition cost and the related financial measures we derive from them, in a consistent manner across periods. Our non-GAAP financial measures and the related financial measures we derive from them are important tools for financial and operational decision-making and for evaluating our own operating results over different periods of time.

The following tables reflect the reconciliation of acquisition cost and net acquisition cost to sales and marketing expense:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Sales and marketing expense	$8,461	$7,404
Excluding:
Stock-based compensation expense	(385)	(247)
Acquisition cost	8,076	7,157
Net of:
Sign-up fee revenue	(1,061)	(1,022)
Other business segment sales and marketing expense	(111)	(93)
Net acquisition cost	$6,904	$6,042

	Three Months Ended
	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015
	(in thousands)
Sales and marketing expense	$4,372	$4,089	$3,951	$3,892	$3,564	$3,840	$3,919	$4,128
Excluding:
Stock-based compensation expense	(198)	(187)	(113)	(172)	(165)	(82)	(104)	(102)
Acquisition cost	4,174	3,902	3,838	3,720	3,399	3,758	3,815	4,026
Net of:
Sign-up fee revenue	(517)	(544)	(526)	(525)	(495)	(527)	(506)	(542)
Other business segment sales and marketing expense	(63)	(48)	(62)	(63)	(55)	(38)	(8)	(16)
Net acquisition cost	$3,594	$3,310	$3,250	$3,132	$2,849	$3,193	$3,301	$3,468
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
Investment in pet acquisition. We have made and plan to continue to make significant investments to grow our member base. Our net acquisition cost and the number of new members we enroll depends on a number of factors, including the amount we elect to invest in sales and marketing activities in any particular period in the aggregate and by channel, effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied and in the future may significantly vary from period to period based upon specific marketing initiatives and the actual or expected relationship to LVP. We also regularly test new member acquisition channels and marketing initiatives, which may be more expensive than our traditional marketing channels and may increase our average acquisition costs. We continually assess our sales and marketing activities by monitoring the ratio of LVP to PAC and the return on PAC spend both on a detailed level by acquisition channel and in the aggregate.
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
Other business segment. Our other business segment primarily includes revenue and expenses related to policies written on behalf of third parties where we do not undertake the direct consumer marketing. This segment includes the writing of policies that provide different coverage and may have materially different terms and conditions than our subscription medical plan. Our relationships in our other business segment are generally subject to termination provisions and are non-exclusive. Accordingly, we cannot control the volume of business, even if a contract is not terminated. Loss of an entire program via contract termination could result in the associated policies and revenues being lost over a period of 12 to 18 months, which could have a material impact on our results of operations. We may enter into additional relationships in the future to the extent we believe they will be profitable to us, which could also impact our operating results.
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
Sales and Marketing
Sales and marketing expenses primarily consist of the cost to generate and convert a lead to an enrolled pet; print, online and promotional advertising costs; strategic partnership fees and personnel costs and related expenses. Sales and marketing expenses are driven primarily by investments to acquire new members. We plan to continue to invest in existing and new member acquisition channels and marketing initiatives to grow our business. Investments made in testing new member acquisition initiatives are generally more expensive than our traditional marketing channels and increase our average pet acquisition cost. We manage our sales and marketing expense on a per pet basis. As such, we expect sales and marketing expenses to fluctuate in absolute values and as a percentage of revenue based on how many new pets are enrolled in a period as well as the average pet acquisition cost. We base our sales and marketing spend on what we determine to be the appropriate ratio of lifetime value of a pet to average pet acquisition cost which is based on our desired return on our investment.
Technology and Development
Technology and development expenses primarily consist of personnel costs and related expenses for our operations staff, which includes information technology development and infrastructure support, third-party services and depreciation of hardware and capitalized software and amortization of intangible assets. We expect technology and development expenses to decrease as a percentage of revenue as we continue to experience scale in our technology expenses.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscription business	$52,641	$42,162	$102,870	$81,305
Other business	5,634	3,670	10,134	7,226
Total revenue	58,275	45,832	113,004	88,531
Cost of revenue:
Subscription business(1)	42,591	34,158	83,837	66,361
Other business	5,333	3,408	9,661	6,600
Total cost of revenue	47,924	37,566	93,498	72,961
Gross profit:
Subscription business	10,050	8,004	19,033	14,944
Other business	301	262	473	626
Total gross profit	10,351	8,266	19,506	15,570
Operating expenses:
Sales and marketing(1)	4,372	3,564	8,461	7,404
Technology and development(1)	2,322	2,164	4,725	4,451
General and administrative(1)	4,245	3,495	8,257	7,217
Total operating expenses	10,939	9,223	21,443	19,072
Operating loss	(588)	(957)	(1,937)	(3,502)
Interest expense	109	41	246	71
Other (income) expense, net	(1,112)	(38)	(1,140)	(55)
Income (loss) before income taxes	415	(960)	(1,043)	(3,518)
Income tax expense	4	4	28	18
Net income (loss)	$411	$(964)	$(1,071)	$(3,536)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$149	$66	$262	$132
Sales and marketing	198	165	385	247
Technology and development	59	36	109	91
General and administrative	482	476	913	969
Total stock-based compensation expense	$888	$743	$1,669	$1,439

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(as a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	82	82	83	82
Gross profit	18	18	17	18
Operating expenses:
Sales and marketing	8	8	7	8
Technology and development	4	5	4	5
General and administrative	7	8	7	8
Total operating expenses	19	20	19	22
Operating loss	(1)	(2)	(2)	(4)
Interest expense	—	—	—	—
Other income, net	(2)	—	(1)	—
Income (loss) before income taxes	1	(2)	(1)	(4)
Income tax expense	—	—	—	—
Net income (loss)	1%	(2)%	(1)%	(4)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(as a % of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	81	81	81	82
Subscription business gross profit	19%	19%	19%	18%

Comparison of Three and Six Months Ended June 30, 2017 and 2016

Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$52,641	$42,162	25%	$102,870	$81,305	27%
Other business	5,634	3,670	54	10,134	7,226	40
Total revenue	$58,275	$45,832	27	$113,004	$88,531	28
Percentage of Revenue by Segment:
Subscription business	90%	92%		91%	92%
Other business	10	8		9	8
Total revenue	100%	100%		100%	100%

Total pets enrolled (at period end)	383,293	320,896	19	383,293	320,896	19
Total subscription pets enrolled (at period end)	346,409	299,856	16	346,409	299,856	16
Monthly average revenue per pet	$51.47	$47.39	9	$50.99	$46.77	9
Three months ended June 30, 2017 compared to three months ended June 30, 2016. Total revenue increased by $12.4 million to $58.3 million for the three months ended June 30, 2017, or 27%. Revenue from our subscription business segment increased by $10.5 million to $52.6 million for the three months ended June 30, 2017, or 25%. This increase in subscription business revenue was primarily due to a 16% increase in total subscription pets enrolled as of June 30, 2017 compared to June 30, 2016, and increased average revenue per pet of 9% for the same period due to increases in pricing to cover the increased cost of veterinary care. Fluctuations in foreign exchange rates negatively impacted Canadian subscription revenue by approximately $0.5 million when compared to the three months ended June 30, 2016. Revenue from our other business segment increased $2.0 million to $5.6 million for the three months ended June 30, 2017, or 54%, due to an increase in enrolled pets in this segment.
Six months ended June 30, 2017 compared to six months ended June 30, 2016. Total revenue increased by $24.5 million to $113.0 million for the six months ended June 30, 2017, or 28%. Revenue from our subscription business segment increased by $21.6 million to $102.9 million for the six months ended June 30, 2017, or 27%. This increase in subscription business revenue was primarily due to a 16% increase in total subscription pets enrolled as of June 30, 2017 compared to June 30, 2016, and increased average revenue per pet of 9% for the same period due to increases in pricing to cover the increased cost of veterinary care. Fluctuations in foreign exchange rates negatively impacted Canadian subscription revenue by approximately $0.1 million when compared to the six months ended June 30, 2016. Revenue from our other business segment increased $2.9 million to $10.1 million for the six months ended June 30, 2017, or 40%, due to an increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
	(in thousands, except percentages and pet data)
Cost of Revenue:
Subscription business:
Claims expenses	$37,664	$30,111	25%	$73,987	$58,621	26%
Other cost of revenue	4,927	4,047	22	9,850	7,740	27
Total cost of revenue	42,591	34,158	25	83,837	66,361	26
Gross profit	10,050	8,004	26	19,033	14,944	27
Other business:
Claims expenses	3,345	2,355	42	6,209	4,449	40
Other cost of revenue	1,988	1,053	89	3,452	2,151	60
Total cost of revenue	5,333	3,408	56	9,661	6,600	46
Gross profit	301	262	15	473	626	(24)

Total pets enrolled (at period end)	383,293	320,896	19	383,293	320,896	19
Total subscription pets enrolled (at period end)	346,409	299,856	16	346,409	299,856	16
Percentage of Revenue by Segment:
Subscription business:
Claims expenses	72%	71%		72%	72%
Other cost of revenue	9	10		10	10
Total cost of revenue	81	81		81	82
Gross profit	19	19		19	18
Other business:
Claims expenses	59	64		61	62
Other cost of revenue	35	29		34	30
Total cost of revenue	95	93		95	91
Gross profit	5	7		5	9
Three months ended June 30, 2017 compared to three months ended June 30, 2016. Cost of revenue for our subscription business segment was $42.6 million, or 81% of revenue, for the three months ended June 30, 2017, compared to $34.2 million, or 81% of revenue, for the three months ended June 30, 2016. This $8.4 million increase in subscription total cost of revenue was primarily the result of a 16% increase in total subscription pets enrolled and an increase in the cost of veterinary care, which increased subscription claims expense by 25% in total. As a percentage of revenue, subscription claims expenses remained relatively consistent at 72% for the three months ended June 30, 2017 and 71% for the three months end June 30, 2016. Total cost of revenue for our other business segment increased $1.9 million to $5.3 million for the three months ended June 30, 2017 due to an increase in enrolled pets in this segment.
Six months ended June 30, 2017 compared to six months ended June 30, 2016. Cost of revenue for our subscription business segment was $83.8 million, or 81% of revenue, for the six months ended June 30, 2017, compared to $66.4 million, or 82% of revenue, for the six months ended June 30, 2016. This $17.4 million increase in subscription total cost of revenue was primarily the result of a 16% increase in total subscription pets enrolled and an increase in the cost of veterinary care, which increased subscription claims expense by 26% in total. As a percentage of revenue, subscription claims expenses remained consistent at 72% of revenue for the six months ended June 30, 2017 and June 30, 2016. Cost of revenue for our other business segment increased $3.1 million to $9.7 million for the six months ended June 30, 2017 due to an increase in enrolled pets in this segment.

Sales and Marketing Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
	(in thousands, except percentages, pet and per pet data)
Sales and marketing	$4,372	$3,564	23%	$8,461	$7,404	14%
Percentage of total revenue	8%	8%		7%	8%

Total subscription pets enrolled (at period end)	346,409	299,856	16	346,409	299,856	16
Average pet acquisition cost (PAC)	$143	$118	21	$135	$120	13
Lifetime value of a pet (LVP)	$654	$622	5	$654	$622	5
Three months ended June 30, 2017 compared to three months ended June 30, 2016. Sales and marketing expenses increased $0.8 million to $4.4 million for the three months ended June 30, 2017, or 23%. PAC increased 21% from June 30, 2016, to $143 for the three months ended June 30, 2017, resulting in a lower LVP to PAC ratio of 4.6:1 compared to the prior period ratio of 5.3:1. The increase in sales and marketing expenses was due to increased compensation and related expenses of $0.4 million in the three months ended June 30, 2017, as well as an additional $0.4 million related to expanding our marketing efforts within existing initiatives and testing new marketing initiatives.
Six months ended June 30, 2017 compared to six months ended June 30, 2016. Sales and marketing expenses increased $1.1 million to $8.5 million for the six months ended June 30, 2017, or 14%. PAC increased 13% from June 30, 2016, to $135 for the six months ended June 30, 2017, resulting in a lower LVP to PAC ratio of 4.8:1 compared to the prior period ratio of 5.2:1. The increase in sales and marketing expenses was due to increased compensation and related expenses of $0.6 million in the six months ended June 30, 2017, as well as an additional $0.5 million related to expanding our marketing efforts within existing initiatives and testing new marketing initiatives.
Technology and Development Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
	(in thousands, except percentages)
Technology and development	$2,322	$2,164	7%	$4,725	$4,451	6%
Percentage of total revenue	4%	5%		4%	5%
Three months ended June 30, 2017 compared to three months ended June 30, 2016. Technology and development expenses increased $0.2 million to $2.3 million for the three months ended June 30, 2017, or 7%. The increase was primarily due to a $0.4 million increase in depreciation expense, driven by several projects being placed into service between the second quarter of 2016 and the second quarter of 2017. This increase was partially offset by a $0.1 million decrease in compensation expense and related costs and professional services resulting from completion of these projects and scale in our support functions.
Six months ended June 30, 2017 compared to six months ended June 30, 2016. Technology and development expenses increased $0.3 million to $4.7 million for the six months ended June 30, 2017, or 6%. The increase was primarily due to a $0.7 million increase in depreciation expense, driven by several projects being placed into service between the second quarter of 2016 and the second quarter of 2017. This increase was partially offset by a $0.2 million decrease in compensation expense and related costs and professional services resulting from completion of these projects and scale in our support functions.

General and Administrative Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
	(in thousands, except percentages)
General and administrative	$4,245	$3,495	21%	$8,257	$7,217	14%
Percentage of total revenue	7%	8%		7%	8%
Three months ended June 30, 2017 compared to three months ended June 30, 2016. General and administrative expenses increased $0.8 million to $4.2 million for the three months ended June 30, 2017, or 21%. This was primarily due to an increase of $0.4 million in rent expense related to our office move during the third quarter of 2016 and an increase of $0.3 million related to legal expenses. General and administrative expenses decreased from 8% to 7% as a percentage of revenue for the three months ended June 30, 2017 as we experienced scale in our support functions.
Six months ended June 30, 2017 compared to six months ended June 30, 2016. General and administrative expenses increased $1.0 million to $8.3 million for the six months ended June 30, 2017, or 14%. This was primarily due to an increase of $0.7 million in rent expense related to our office move during the third quarter of 2016 and an increase of $0.3 million related to legal expenses. General and administrative expenses decreased from 8% to 7% as a percentage of revenue for the six months ended June 30, 2017 as we experienced scale in our support functions.
Other (Income) Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Interest expense	$109	$41	$246	$71
Other (income) expense, net	(1,112)	(38)	(1,140)	(55)
Total other (income) expense, net	$(1,003)	$3	$(894)	$16
Three months ended June 30, 2017 compared to three months ended June 30, 2016. Other (income) expense, net increased from a loss to income of $1.0 million for the three months ended June 30, 2017 primarily due to a $1.0 million gain on sale of an equity method investment.
Six months ended June 30, 2017 compared to six months ended June 30, 2016. Other (income) expense, net increased from a loss to income of $0.9 million for the six months ended June 30, 2017 primarily due to a $1.0 million gain on sale of an equity method investment.
Liquidity and Capital Resources
Since inception, we have financed our operations and met capital requirements primarily through the sale of equity securities, from borrowings and from cash flows provided by operating and other activities. Our principal uses of cash are paying claims, funding operations and capital requirements, investing in new member acquisition, enhancements to our member experience and servicing debt.
Sources of Funds
As of June 30, 2017, we had $57.2 million in cash, cash equivalents and short-term investments and $22.0 million available under our line of credit facility which excludes $1.5 million reserved under the credit agreement for an outstanding letter of credit and other ancillary services. We believe that our existing cash, cash equivalents, short-term investments and line of credit will be sufficient to fund our operations and statutory capital requirements for at least the next 12 months. From time to time, we may explore additional financing, which could include equity, equity-linked and debt financing. However, there can be no assurance that any additional financing will be available to us on acceptable terms, or at all.
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

Long-Term Debt
Pacific Western Bank Loan and Security Agreement
In December 2016, we entered into a syndicated loan agreement with Pacific Western Bank (PWB) and Western Alliance Bank (WAB) that increased our previous facility from $20.0 million to $30.0 million. This agreement was most recently amended in March 2017. We refer to the restated and amended loan and security agreement as our PWB credit facility. The PWB credit facility provides for a revolving line of credit, under which we may take advances up to $30.0 million. The maximum amount available to us under the PWB credit facility, inclusive of any amounts outstanding under the revolving line of credit, is the lesser of $30.0 million or the total amount of cash and securities held by our insurance subsidiaries (APIC and WICL), less $1.5 million for obligations we have outstanding from PWB and/or WAB for other ancillary services and our letter of credit.
Interest on the PWB credit facility accrues at a variable annual rate equal to the greater of 4.5% or 1.25% plus the prime rate. The PWB credit facility matures in December 2019.
The PWB credit facility requires us to maintain certain financial covenants, including having APIC maintain statutory capital and surplus at all times of not less than the greater of the amount required by APIC or 110% of the highest amount of statutory capital and surplus required in any state in which APIC is licensed; maintaining a minimum cash balance of $0.6 million in our account at WAB and/or WAB affiliates and other cash or investments of $1.4 million in our accounts at PWB; maintaining all of our depository and operating accounts at PWB and/or WAB; maintaining certain investment accounts at PWB and/or PWB affiliates; achieving certain quarterly revenue levels and claims ratio thresholds; and remaining within certain monthly maximum EBITDA loss levels. EBITDA is defined for such purposes as earnings, plus an amount equal to the sum of (i) tax, plus (ii) depreciation and amortization, plus (iii) interest and non-cash expenses, plus (iv) any non-cash stock-based compensation expense, plus (v) (gain)/loss from equity method investments.
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
As of June 30, 2017, we were in compliance with each of the financial and non-financial covenants.
Our obligations under the PWB credit facility are secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of June 30, 2017, we had $6.5 million aggregate borrowings outstanding under the PWB credit facility.
Regulation
As of June 30, 2017, our insurance entities, APIC and WICL Segregated Account AX, held $32.5 million in short-term investments and $18.2 million in other current assets, including $3.0 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of June 30, 2017, total assets and liabilities held outside of our insurance entities totaled $42.2 million and $16.9 million, respectively, including $16.8 million of cash and cash equivalents that are segregated from other operating funds and held in trust for the payment of claims on behalf of our insurance subsidiaries.
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

Investments
As of June 30, 2017, we had $35.3 million in short-term and long-term investments in our insurance entities. These investments are held to satisfy statutory requirements and support operating needs. The majority of our investments are highly rated U.S. treasury securities, certificates of deposit, and U.S. government funds. In addition, we have one investment in a municipal bond that is insured by a third-party insurance company with a rating of "A2" with Moody’s.
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$3,681	$260
Net cash used in investing activities	(5,798)	(3,044)
Net cash provided by financing activities	2,903	2,698
Effect of foreign exchange rates on cash	181	337
Net change in cash, cash equivalents and restricted cash	$967	$251
Operating Cash Flows
We derive operating cash flows from cash collected from the sale of subscriptions to our medical plan, which is used to pay claims, other cost of revenue, and operating expenses. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pets and projects to improve member experience.
Net cash provided by operating activities for the six months ended June 30, 2017 consisted of our net loss of $1.1 million decreased by non-cash expenses, including depreciation and amortization of $2.1 million and stock-based compensation expense of $1.7 million, partially offset by the gain on sale of the equity method investment of $1.0 million, the proceeds of which are reported as an investing activity in our statement of cash flows. An additional $2.0 million in cash provided by operating activities is due to changes in operating assets and liabilities as a result of the timing of payments and cash receipts.
Investing Cash Flows
Net cash used in investing activities for the six months ended June 30, 2017 was primarily related to $3.2 million of net purchases of investments to increase our statutory capital as we increase enrollments, $2.6 million in funding of notes receivable, $1.3 million in purchases of property and equipment related to internally developed software projects, partially offset by $1.4 million in proceeds on the sale of an equity method investment.
Financing Cash Flows
For the six months ended June 30, 2017, net cash provided by financing activities primarily consisted of proceeds from the exercise of stock options of $1.6 million and draws of $1.5 million on our line of credit, partially offset by $0.2 million of payments on capital lease obligations.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. Management believes there have been no material changes to our contractual obligation disclosure during the six months ended June 30, 2017, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2017, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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
We have incurred significant net losses since our inception. We had a net loss of $1.1 million for the six months ended June 30, 2017. Additionally, as of June 30, 2017, our accumulated deficit was $82.4 million. We have funded our operations through equity financings, borrowings under a revolving line of credit and term loans and, more recently, positive cash flows from operations. We may not be able to achieve or maintain profitability in the near future or at all. Our recent growth, including our growth in revenue and membership, may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain profitability. Additionally, our expense levels are based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
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
We invest significantly in member acquisition. We spent $8.5 million on sales and marketing to acquire new members for the six months ended June 30, 2017. We expect to continue to spend significant amounts to acquire additional members. We utilize Territory Partners, who are paid fees based on activity in their regions, to communicate the benefits of our medical plan to veterinarians through in-person visits. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. We also invest in other third-party referrals and direct to consumer member acquisition channels, though we have limited experience with some of them.

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
As of June 30, 2017, our claims reserve was $10.8 million. As of December 31, 2016, claims exceeded our claims reserve for prior years and this may happen again in the future. Our recorded claims reserve is based on our best estimates of claims, both reported and incurred but not reported, after considering known facts and interpretations of circumstances and the estimated cost to adjudicate those claims. We consider internal factors, including data from our proprietary data analytics platform, experience with similar cases, actual claims paid, historical trends involving claim payment patterns, patterns of claims being received, seasonality patterns, pending levels of unpaid claims, claims management programs and contractual terms. We may also consider external factors, including changes in the law, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of the unpaid portion of claims that have occurred, including claims incurred but not reported, the establishment of appropriate reserves is an inherently uncertain and complex process that involves significant subjective judgment. Further, we do not transfer or cede our risk as an insurer and, therefore, we maintain more risk than we would if we purchased reinsurance. The ultimate cost of claims and claims administration may vary materially from recorded reserves, and such variance may result in adjustments to the claims reserve, which could have a material effect on our operating results.
We rely significantly on Territory Partners, veterinarians and other third parties to recommend our medical plan.
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that our medical plan offers veterinarians and their clients. In turn, we rely on veterinarians to introduce and refer our medical plan to their clients. We also rely significantly on other third parties, such as existing members, online and other businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups and associations, to help generate leads for our medical plan subscriptions. Veterinary practices represent our largest member acquisition channel, accounting for over 51% of our enrollments and approximately 69% of our enrollments excluding existing members adding pets and referring their friends and family in the six months ended June 30, 2017.
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
Our ability to grow our business and to generate revenue depends significantly on attracting new members. For the six months ended June 30, 2017, we generated 91% of our revenue from medical plan subscriptions. In order to continue to increase our membership, we must continue to offer a medical plan that provides superior value to our members. Our ability to continue to grow our membership will also depend in part on the effectiveness of our sales and marketing programs. Our member base may not continue to grow or may decline as a result of increased competition or the maturation of our business.
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
We offer our medical plan in Canada, which exposes us to the risk of changes in the Canadian currency exchange rates. For the six months ended June 30, 2017, approximately 19% of our total revenue was generated in Canada. Fluctuations in the relative strength of the Canadian economy and the Canadian dollar has in the past and could in the future adversely affect our revenue and operating results.
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
For example, we have written pet insurance policies for general agents since 2012. These policies provide different coverage and are subject to materially different terms and conditions than the Trupanion medical plan. Further, the unaffiliated general agents administer these policies and market them to consumers. For the six months ended June 30, 2017, premiums from these policies accounted for 6.9% of our total revenue. These relationships can be terminated by either party and, if terminated, would result in a reduction in our revenue to the extent we cannot enter other relationships and generate equivalent revenues with different general agents. In addition, the general agents control trust accounts they maintain on our behalf. If the general agents make operating decisions that adversely affect its business or brand, our business or brand could also be adversely affected.
In Canada, our medical plan is written by Omega General Insurance Company. If Omega were to terminate its underwriting arrangement with us, our business could be adversely affected.
In Canada, our medical plan is written by Omega, and we assume all premiums written by Omega and the related claims through an agency agreement and a fronting and administration agreement. These agreements may be terminated by either party with one year’s prior written notice. If Omega were to terminate our agreement or be unable to write insurance for regulatory or other reasons, we may have to terminate subscriptions with our existing members, or suspend member enrollment and renewals, in Canada until we entered into a relationship with another third party to write our medical plan, which may take a significant amount of time and require significant expense. We may not be able to enter into a new relationship, and any new relationship would likely be on less favorable terms. Any delay in entry into a new relationship or suspension of member enrollment and renewals could have a material adverse effect on our operating results and financial condition.
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
We rely on a combination of intellectual property rights, including trade secrets, copyrights, trademarks and domain names, as well as contractual restrictions, to establish and protect our intellectual property. As of June 30, 2017, we had two pending patent applications and one issued patent in the United States, two pending patent applications in Canada, one pending patent application in Brazil, one pending patent application in Japan, one pending patent application in China, one pending patent application in Hong Kong, two pending patents filed under the Patent Cooperation Treaty, and one pending patent application and one issued patent in Europe. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, pricing analytics, technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. If we continue to expand internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States, which may be expensive and divert management’s attention away from other operations.
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
As of June 30, 2017, we had ten registered trademarks in the United States, including “Trupanion”. We had one registered trademark in Canada, and four pending trademarks. Many of our unregistered trademarks, however, contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Trademark protection may also not be available, or sought by us, in every country in which our medical plan may become available. Competitors may adopt names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing members. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks.
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
The credit agreement governing our revolving line of credit contains various restrictive covenants, including restrictions on our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, permit withdrawals from APIC (with certain exceptions) and conduct operations in certain of our Canadian subsidiaries. Our credit agreement also contains certain financial covenants, including having APIC maintain statutory capital and surplus at all times of not less than the greater of the amount required by APIC or 110% of the highest amount of statutory capital and surplus required in any state in which APIC is licensed; maintaining a minimum cash balance of $0.6 million in our account at WAB and/or WAB affiliates and other cash or investments of $1.4 million in our accounts at PWB; maintaining all of our depository and operating accounts at PWB and/or WAB; maintaining certain investment accounts at PWB and/or PWB affiliates; achieving certain quarterly revenue levels and claims ratio thresholds; and remaining within certain monthly maximum EBITDA loss levels. EBITDA is defined for such purposes as earnings, plus an amount equal to the sum of (i) tax, plus (ii) depreciation and amortization, plus (iii) interest and non-cash expenses, plus (iv) any non-cash stock-based compensation expense, plus (v) (gain)/loss from equity method investments. Our ability to meet these restrictive covenants can be affected by events beyond our control, and we have been in the past, and may be in the future, unable to do so. In addition, our failure to maintain effective internal controls to measure compliance with our financial covenants could affect our ability to take corrective actions on a timely basis and could result in our being in breach of these covenants. Our credit agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare any future amounts outstanding under our credit agreement to be immediately due and payable. If we are unable to repay those amounts, our financial condition could be adversely affected.
Any indebtedness we incur could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy any of our debt service obligations.
As of June 30, 2017, we had $6.5 million outstanding indebtedness. We may incur indebtedness in the future, including any additional borrowings available under our revolving line of credit. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
As of December 31, 2016, we had U.S. federal net operating loss carryforwards of approximately $79.0 million that will begin to expire in 2027. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards and credit carryforwards may be limited if the Company experiences an ownership change. As of the date of our Section 382 study, September 30, 2016, we believe the utilization of approximately $0.5 million of net operating losses are subject to limitation as a result of prior ownership changes however subsequent ownership changes may have already and may further affect the limitation in future years.
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

Regulations that require individuals or entities that sell pet insurance or adjust claims to be licensed may be interpreted to apply to our business, which could require us to modify our business practices.
Insurance regulators generally require that each individual who transacts pet insurance business on our behalf must maintain a valid license in one or more jurisdictions. Subject to exceptions, certain states also require that individuals who adjust insurance claims obtain an insurance adjuster license. These requirements are subject to a variety of interpretations between jurisdictions. We may not interpret and apply the requirements in the same manner as all applicable regulators, and, even if we have, the requirements or regulatory interpretations of those requirements may change. Regulators have in the past and/or may in the future determine that certain of our personnel or referral sources were performing licensable activities without the required license. If such persons were not in fact licensed in any such jurisdiction, we could become subject to conviction for an offense or the imposition of an administrative penalty, and liable for significant penalties. We would also likely be required to modify our business practices and/or sales and marketing programs, or license the affected individuals, which may be impractical or costly and time-consuming to implement. Any modification of our business or marketing practices in response to regulatory licensing requirements could harm our business, operating results or financial condition.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 1st day of August 2017.

TRUPANION, INC.

Date: August 1, 2017	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: August 1, 2017	/s/ Tricia Plouf
Tricia Plouf Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Filed/Furnished
Number	Exhibit Description	Herewith

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*
This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.