Form 10-Q
period 2017-09-30
TRUPANION INC.
filed 2017-11-03
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 26, 2017, there were approximately 30,039,804 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Trupanion, Inc. Consolidated Statements of Operations (in thousands, except per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$63,118	$48,359	$176,122	$136,890
Cost of revenue:
Claims expenses	43,453	34,253	123,649	97,323
Other cost of revenue	7,858	5,606	21,160	15,497
Gross profit	11,807	8,500	31,313	24,070
Operating expenses:
Sales and marketing	4,862	3,892	13,323	11,296
Technology and development	2,471	2,339	7,196	6,790
General and administrative	4,017	3,811	12,274	11,028
Total operating expenses	11,350	10,042	32,793	29,114
Operating income (loss)	457	(1,542)	(1,480)	(5,044)
Interest expense	124	66	370	137
Other (income) expense, net	(99)	16	(1,239)	(39)
Income (loss) before income taxes	432	(1,624)	(611)	(5,142)
Income tax expense	26	13	54	31
Net income (loss)	$406	$(1,637)	$(665)	$(5,173)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.06)	$(0.02)	$(0.18)
Weighted-average common shares outstanding:
Basic	30,037,282	28,732,417	29,500,958	28,362,084
Diluted	33,113,981	28,732,417	29,500,958	28,362,084

Trupanion, Inc. Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$406	$(1,637)	$(665)	$(5,173)
Other comprehensive income (loss):
Change in foreign currency translation adjustments	193	(96)	317	204
Change in net gains on available-for-sale debt securities	1	25	9	33
Other comprehensive income (loss), net of taxes	194	(71)	326	237
Comprehensive income (loss)	$600	$(1,708)	$(339)	$(4,936)

Trupanion, Inc. Consolidated Balance Sheets (in thousands, except per share data)

	September 30, 2017	December 31, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$25,249	$23,637
Short-term investments	34,031	29,570
Accounts and other receivables	20,315	10,118
Prepaid expenses and other assets	2,987	2,062
Total current assets	82,582	65,387
Restricted cash	600	600
Long-term investments, at fair value	3,084	2,579
Equity method investment	—	271
Property and equipment, net	7,958	8,464
Intangible assets, net	4,965	4,910
Other long-term assets	2,739	134
Total assets	$101,928	$82,345
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,327	$2,006
Accrued liabilities and other current liabilities	7,813	5,416
Claims reserve	11,255	9,521
Deferred revenue	22,656	13,463
Total current liabilities	44,051	30,406
Long-term debt	7,299	4,767
Deferred tax liabilities	1,623	1,623
Other liabilities	1,003	834
Total liabilities	53,976	37,630
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized at September 30, 2017 and December 31, 2016, 30,690,129 and 30,032,829 shares issued and outstanding at September 30, 2017; 30,156,247 and 29,498,947 shares issued and outstanding at December 31, 2016	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized at September 30, 2017 and December 31, 2016, and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	133,150	129,574
Accumulated other comprehensive loss	(51)	(377)
Accumulated deficit	(81,946)	(81,281)
Treasury stock, at cost: 657,300 shares at September 30, 2017 and December 31, 2016	(3,201)	(3,201)
Total stockholders’ equity	47,952	44,715
Total liabilities and stockholders’ equity	$101,928	$82,345

Trupanion, Inc. Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(665)	$(5,173)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3,208	2,617
Stock-based compensation expense	2,564	2,215
Gain on sale of equity method investment	(1,036)	—
Other, net	243	218
Changes in operating assets and liabilities:
Accounts and other receivables	(10,164)	(2,023)
Prepaid expenses and other assets	(297)	217
Accounts payable, accrued liabilities, and other liabilities	2,122	(625)
Claims reserve	1,639	2,043
Deferred revenue	9,075	2,079
Net cash provided by operating activities	6,689	1,568
Investing activities
Purchases of investment securities	(20,704)	(15,992)
Maturities of investment securities	15,878	12,577
Proceeds from sale of equity method investment	1,402	—
Purchases of property and equipment	(2,247)	(1,546)
Other investments	(2,762)	(130)
Net cash used in investing activities	(8,433)	(5,091)
Financing activities
Proceeds from exercise of stock options	2,082	2,736
Shares withheld to satisfy tax withholding	(1,170)	(662)
Proceeds from debt financing, net of financing fees	2,420	3,988
Payments on financing obligations	(412)	(110)
Net cash provided by financing activities	2,920	5,952
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	436	241
Net increase in cash, cash equivalents, and restricted cash	1,612	2,670
Cash, cash equivalents, and restricted cash at beginning of period	24,237	17,956
Cash, cash equivalents, and restricted cash at end of period	$25,849	$20,626
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	531	81
Property and equipment acquired under capital lease	689	615

Trupanion, Inc.
Notes to the Consolidated Financial Statements (unaudited)
1. Nature of Operations and Significant Accounting Policies
Description of Business and Basis of Presentation
Trupanion, Inc. (collectively with its wholly-owned subsidiaries, the Company) provides medical insurance for cats and dogs throughout the United States, Canada and Puerto Rico.
The financial data as of December 31, 2016 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission on February 15, 2017 (the 2016 10-K). The Company's accounting policies are described in Note 1 to the financial statements included in the 2016 10-K. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
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
Accumulated Other Comprehensive Loss
There were no reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2017 and 2016.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued an ASU amending the lease presentation guidance. The ASU requires organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheets. This ASU is effective for fiscal years beginning after December 15, 2018 including interim periods within that reporting period, with early adoption permitted. The Company plans to adopt this guidance as of January 1, 2019. The Company has determined this guidance will require recognition of a lease liability and corresponding asset on the consolidated balance sheets equal to the present value of minimum lease payments. The carrying amount of the asset is derived from the amount of the lease liability at the end of each reporting period. As of September 30, 2017 we are evaluating the impact of this on our consolidated financial statements and related disclosures.

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
The components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Basic earnings per share:
Net income (loss)	$406	$(1,637)	$(665)	$(5,173)
Shares used in computation:
Weighted average common shares outstanding	30,037,282	28,732,417	29,500,958	28,362,084
Basic earnings per share	$0.01	$(0.06)	$(0.02)	$(0.18)

Diluted earnings per share:
Net income (loss)	$406	$(1,637)	$(665)	$(5,173)
Shares used in computation:
Weighted average common shares outstanding	30,037,282	28,732,417	29,500,958	28,362,084
Stock options	2,618,567	—	—	—
Restricted stock units	919	—	—	—
Warrants	457,213	—	—	—
Weighted average number of shares	33,113,981	28,732,417	29,500,958	28,362,084
Diluted earnings per share	$0.01	$(0.06)	$(0.02)	$(0.18)
The following potentially dilutive equity securities were not included in the diluted earnings per common share calculation because they would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	480,360	4,354,494	4,118,884	4,354,949
Restricted stock awards and units	—	355,329	234,758	355,329
Warrants	—	869,999	810,000	869,999

3. Investment Securities
The amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale and short-term investments by major security type and class of security were as follows as of September 30, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of September 30, 2017
Available-for-sale:
Foreign deposits	$2,083	$—	$—	$2,083
Municipal bond	1,000	1	—	1,001
	$3,083	$1	$—	$3,084
Short-term investments:
U.S. treasury securities	$5,787	$—	$(2)	$5,785
Certificates of deposit	690	—	—	690
U.S. government funds	27,554	—	—	27,554
	$34,031	$—	$(2)	$34,029

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2016
Available-for-sale:
Foreign deposits	$1,587	$—	$—	$1,587
Municipal bond	1,000	—	(8)	992
	$2,587	$—	$(8)	$2,579
Short-term investments:
U.S. treasury securities	$5,791	$—	$—	$5,791
Certificates of deposit	707	—	—	707
U.S. government funds	23,072	—	—	23,072
	$29,570	$—	$—	$29,570
Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	September 30, 2017
	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	$2,083	$2,083
Due after five years through ten years	1,000	1,001
	$3,083	$3,084
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

4. Fair Value
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of September 30, 2017
	Fair Value	Level 1	Level 2
Assets
Restricted cash	$600	$600	$—
Foreign deposits	2,083	2,083	—
Municipal bond	1,001	—	1,001
Money market funds	5,679	5,679	—
Total	$9,363	$8,362	$1,001

	As of December 31, 2016
	Fair Value	Level 1	Level 2
Assets
Restricted cash	$600	$600	$—
Foreign deposits	1,587	1,587	—
Municipal bond	992	—	992
Money market funds	7,033	7,033	—
Total	$10,212	$9,220	$992
The Company measures the fair value of restricted cash, foreign deposits, and money market funds based on quoted prices in active markets for identical assets. The fair value of the municipal bond is based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.
As of September 30, 2017, the Company's other long-term assets balance included a $2.6 million note receivable, recorded at its estimated collectible amount, plus accrued interest. The Company estimates that the carrying value of the note receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at September 30, 2017 and December 31, 2016.
5. Debt
The Company has a revolving line of credit of up to $30.0 million, secured by any and all interests in the Company's assets that are not otherwise restricted. Interest on the revolving line of credit is payable monthly at the greater of 4.5%, or 1.25% plus the prime rate. The borrowing agreement includes other ancillary services and letters of credit of up to $4.5 million and $3.0 million as of September 30, 2017 and December 31, 2016, respectively. The facility also requires a deposit of restricted cash of $0.6 million. The agreement was amended during the current year to extend the maturity date to December 2019. The credit agreement requires the Company to comply with various financial and non-financial covenants. As of September 30, 2017 and December 31, 2016, the Company was in compliance with all covenants.
Borrowings on the revolving line of credit are limited to the lesser of $30.0 million and the total amount of cash and securities held by the Company's insurance subsidiaries (American Pet Insurance Company and Wyndham Insurance Company (SAC) Limited Segregated Account AX). As of September 30, 2017, available borrowing capacity on the line of credit was $21.0 million, with an outstanding balance of $1.5 million for ancillary services and letters of credit, and borrowings under the facility of $7.5 million, recorded net of financing fees of $0.2 million.

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
7. Stock-Based Compensation
The following table presents information regarding stock options granted, exercised and forfeited for the periods presented:

	Number Of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding as of December 31, 2016	4,123,023	$5.06	$43,185
Granted	648,589	17.61
Exercised	(581,865)	3.58	8,134
Forfeited	(70,863)	11.56
Outstanding as of September 30, 2017	4,118,884	7.13	79,408

Vested and Exercisable at September 30, 2017	2,975,063	$4.23	$65,994
As of September 30, 2017, the stock options outstanding had a weighted-average remaining contractual life of 5.7 years.
Stock-based compensation expense includes stock options and restricted stock awards and units granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Claims expenses	$101	$74	$260	$189
Other cost of revenue	69	9	172	26
Sales and marketing	165	172	550	419
Technology and development	57	67	166	158
General and administrative	503	454	1,416	1,423
Total stock-based compensation expense	$895	$776	$2,564	$2,215
As of September 30, 2017, for all employees, the Company had 1,124,951 unvested stock options and 234,758 restricted stock awards and units that are expected to vest. Total stock-based compensation cost of $6.8 million related to unvested awards not yet recognized is expected to be recognized over a weighted-average period of approximately 2.8 years.

8. Claims Reserve
The claims reserve includes unpaid claims and claims adjustment expenses and an estimate of claims that have been incurred but not yet reported (IBNR) to the Company. The estimate, which involves actuarial projections, is based on management's assessment of facts and circumstances currently known, and assumptions about anticipated claims patterns, including expected future trends in the size and frequency of the average claim. Reserve estimates are continually refined as claims are reported and settled. Changes in management's assumptions and estimates may have a relatively large impact to the claims reserve and associated expense.
This estimate is made for each of the Company's two segments, subscription business and other business. The subscription business segment includes monthly subscriptions related to the Company’s medical plan which are marketed directly to consumers, while the other business segment includes all other business that is not directly marketed to consumers.

Summarized below are the changes in the total liability for the Company's subscription business segment:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Claims reserve at beginning of year	$8,538	$5,384
Claims incurred during the period related to:
Current year	113,833	90,188
Prior years	(85)	521
Total claims incurred	113,748	90,709
Claims paid during period related to:
Current year	104,501	82,761
Prior years	7,533	5,681
Total claims paid	112,034	88,442
Non-cash claims expense	306	279
Claims reserve at end of period	$9,946	$7,372

The Company’s claim reserve for the subscription business segment increased $1.4 million from $8.5 million at December 31, 2016 to $9.9 million at September 30, 2017. This change was comprised of $113.7 million in claims expense incurred during the period less $112.0 million in claims expense paid during the period. The $113.7 million in claims expense incurred includes a reduction of $0.1 million to the reserves relating to prior years, which is the result of ongoing analysis of recent claims trends.
Summarized below are the changes in total liability for the Company's other business segment:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Claims reserve at beginning of year	$983	$890
Claims incurred during the period related to:
Current year	10,074	6,718
Prior years	(173)	(104)
Total claims incurred	9,901	6,614
Claims paid during period related to:
Current year	8,786	5,765
Prior years	789	749
Total claims paid	9,575	6,514
Non-cash claims expense	—	—
Claims reserve at end of period	$1,309	$990

The Company’s claim reserve for the other business segment increased $0.3 million from $1.0 million at December 31, 2016 to $1.3 million at September 30, 2017. This change was comprised of $9.9 million in claims expense incurred during the period less $9.6 million in claims expense paid during the period. The $9.9 million in claims expense incurred includes a reduction of $0.2 million to the reserves relating to prior years, which is the result of ongoing analysis of recent claims trends.

Claims Reserve by Loss Year
The total claims reserve as of September 30, 2017 for the subscription business segment relates to activity incurred during the years as follows (in thousands):

As of September 30, 2017
Year Incurred
2015	$192
2016	727
2017	9,027
$9,946
The total claims reserve as of September 30, 2017 for the other business segment relates to activity incurred during the years as follows (in thousands):

As of September 30, 2017
Year Incurred
2015	$2
2016	19
2017	1,288
$1,309
9. Equity Method Investment
In June 2017, the Company sold its share of an investment previously accounted for under the equity method. The sale resulted in a gain of $1.0 million recorded within other income on the consolidated statement of operations for the nine months ended September 30, 2017.

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
Revenue and gross profit of the Company’s segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Subscription business	$56,493	$44,629	$159,363	$125,934
Other business	6,625	3,730	16,759	10,956
	63,118	48,359	176,122	136,890
Claims expenses:
Subscription business	39,761	32,088	113,748	90,709
Other business	3,692	2,165	9,901	6,614
	43,453	34,253	123,649	97,323
Other cost of revenue:
Subscription business	5,454	4,344	15,304	12,084
Other business	2,404	1,262	5,856	3,413
	7,858	5,606	21,160	15,497
Gross profit:
Subscription business	11,278	8,197	30,311	23,141
Other business	529	303	1,002	929
	11,807	8,500	31,313	24,070
Sales and marketing:
Subscription business	4,811	3,829	13,161	11,140
Other business	51	63	162	156
	4,862	3,892	13,323	11,296
Technology and development	2,471	2,339	7,196	6,790
General and administrative	4,017	3,811	12,274	11,028
Operating income (loss)	$457	$(1,542)	$(1,480)	$(5,044)
The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$50,506	$38,799	$141,946	$110,024
Canada	12,612	9,560	34,176	26,866
Total revenue	$63,118	$48,359	$176,122	$136,890
Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2017 and December 31, 2016.

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
Our revenue increased from $136.9 million for the nine months ended September 30, 2016 to $176.1 million for the nine months ended September 30, 2017, representing 29% year-over-year growth. We have made and expect to continue to make substantial investments in member acquisition and in expanding our operations. For the nine months ended September 30, 2017 and 2016, we had a net loss of $0.7 million and $5.2 million, respectively. As of September 30, 2017, our accumulated deficit was $81.9 million.

Key Operating Metrics
The following tables set forth our key operating metrics for the nine-month periods ended September 30, 2017 and 2016 and for each of the last eight fiscal quarters.

	Nine Months Ended September 30,
	2017	2016
Total pets enrolled (at period end)	404,069	334,070
Total subscription pets enrolled (at period end)	359,102	312,282
Monthly average revenue per pet	$51.67	$47.33
Lifetime value of a pet (LVP)	$701	$624
Average pet acquisition cost (PAC)	$141	$120
Average monthly retention	98.61%	98.61%

	Three Months Ended
	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015
Total pets enrolled (at period end)	404,069	383,293	364,259	343,649	334,070	320,896	307,298	291,818
Total subscription pets enrolled (at period end)	359,102	346,409	334,909	323,233	312,282	299,856	287,123	272,636
Monthly average revenue per pet	$52.95	$51.47	$50.50	$49.17	$48.37	$47.39	$46.12	$45.48
Lifetime value of a pet (LVP)	$701	$654	$637	$631	$624	$622	$603	$591
Average pet acquisition cost (PAC)	$151	$143	$128	$133	$120	$118	$123	$132
Average monthly retention	98.61%	98.57%	98.58%	98.60%	98.61%	98.64%	98.65%	98.64%
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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of September 30, 2017 is an average of each month’s retention from October 1, 2016 through September 30, 2017. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.
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

The following tables reflect the reconciliation of acquisition cost and net acquisition cost to sales and marketing expense:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Sales and marketing expense	$13,323	$11,296
Excluding:
Stock-based compensation expense	(550)	(419)
Acquisition cost	12,773	10,877
Net of:
Sign-up fee revenue	(1,619)	(1,547)
Other business segment sales and marketing expense	(162)	(156)
Net acquisition cost	$10,992	$9,174

	Three Months Ended
	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015
	(in thousands)
Sales and marketing expense	$4,862	$4,372	$4,089	$3,951	$3,892	$3,564	$3,840	$3,919
Excluding:
Stock-based compensation expense	(165)	(198)	(187)	(113)	(172)	(165)	(82)	(104)
Acquisition cost	4,697	4,174	3,902	3,838	3,720	3,399	3,758	3,815
Net of:
Sign-up fee revenue	(558)	(517)	(544)	(526)	(525)	(495)	(527)	(506)
Other business segment sales and marketing expense	(51)	(63)	(48)	(62)	(63)	(55)	(38)	(8)
Net acquisition cost	$4,088	$3,594	$3,310	$3,250	$3,132	$2,849	$3,193	$3,301
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
Investment in pet acquisition. We have made and plan to continue to make significant investments to grow our member base. Our net acquisition cost and the number of new members we enroll depends on a number of factors, including the amount we elect to invest in sales and marketing activities in any particular period in the aggregate and by channel, effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied and in the future may significantly vary from period to period based upon specific marketing initiatives and the actual or expected relationship to LVP and estimated rates of return on pet acquisition spend. We also regularly test new member acquisition channels and marketing initiatives, which may be more expensive than our traditional marketing channels and may increase our average acquisition costs. We continually assess our sales and marketing activities by monitoring the ratio of LVP to PAC and the return on PAC spend both on a detailed level by acquisition channel and in the aggregate.

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
Claims expenses
Claims expenses include claims incurred, the cost of personnel administering the claims and providing member service relating to claims, and other operating expenses directly or indirectly related to claims administration. Claims incurred are the claims approved for payment plus an accrual for claims incurred that have not yet been submitted or approved for payment. This accrual is based on our historical experience, developments in the size and frequency of the average claim, and the cost of veterinary care, which also includes the cost of administering such claims.
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
Sales and Marketing
Sales and marketing expenses primarily consist of the cost to generate and convert a lead to an enrolled pet; print, online and promotional advertising costs; strategic partnership fees and personnel costs and related expenses. Sales and marketing expenses are driven primarily by investments to acquire new members. We plan to continue to invest in existing and new member acquisition channels and marketing initiatives to grow our business. Investments made in testing new member acquisition initiatives are generally more expensive than our traditional marketing channels and increase our average pet acquisition cost. We manage our sales and marketing expense on a per pet basis. As such, we expect sales and marketing expenses to fluctuate in absolute values and as a percentage of revenue based on how many new pets are enrolled in a period as well as the average pet acquisition cost. We base our sales and marketing spend on what we determine to be the appropriate ratio of lifetime value of a pet to average pet acquisition cost which is based on our desired return on investment.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Subscription business	$56,493	$44,629	$159,363	$125,934
Other business	6,625	3,730	16,759	10,956
Total revenue	63,118	48,359	176,122	136,890
Cost of revenue:
Subscription business(1)	45,215	36,432	129,052	102,793
Other business	6,096	3,427	15,757	10,027
Total cost of revenue	51,311	39,859	144,809	112,820
Gross profit:
Subscription business	11,278	8,197	30,311	23,141
Other business	529	303	1,002	929
Total gross profit	11,807	8,500	31,313	24,070
Operating expenses:
Sales and marketing(1)	4,862	3,892	13,323	11,296
Technology and development(1)	2,471	2,339	7,196	6,790
General and administrative(1)	4,017	3,811	12,274	11,028
Total operating expenses	11,350	10,042	32,793	29,114
Operating income (loss)	457	(1,542)	(1,480)	(5,044)
Interest expense	124	66	370	137
Other (income) expense, net	(99)	16	(1,239)	(39)
Income (loss) before income taxes	432	(1,624)	(611)	(5,142)
Income tax expense	26	13	54	31
Net income (loss)	$406	$(1,637)	$(665)	$(5,173)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$170	$83	$432	$215
Sales and marketing	165	172	550	419
Technology and development	57	67	166	158
General and administrative	503	454	1,416	1,423
Total stock-based compensation expense	$895	$776	$2,564	$2,215

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(as a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	81	82	82	82
Gross profit	19	18	18	18
Operating expenses:
Sales and marketing	8	8	8	8
Technology and development	4	5	4	5
General and administrative	6	8	7	8
Total operating expenses	18	21	19	21
Operating income (loss)	1	(3)	(1)	(3)
Interest expense	—	—	—	—
Other (income) expense, net	—	—	(1)	—
Income (loss) before income taxes	1	(3)	—	(3)
Income tax expense	—	—	—	—
Net income (loss)	1%	(3)%	—%	(3)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(as a % of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	80	82	81	82
Subscription business gross profit	20%	18%	19%	18%

Comparison of Three and Nine Months Ended September 30, 2017 and 2016

Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$56,493	$44,629	27%	$159,363	$125,934	27%
Other business	6,625	3,730	78	16,759	10,956	53
Total revenue	$63,118	$48,359	31	$176,122	$136,890	29

Percentage of Revenue by Segment:
Subscription business	90%	92%		90%	92%
Other business	10	8		10	8
Total revenue	100%	100%		100%	100%

Total subscription pets enrolled (at period end)	359,102	312,282	15	359,102	312,282	15
Total pets enrolled (at period end)	404,069	334,070	21	404,069	334,070	21
Monthly average revenue per pet	$52.95	$48.37	9	$51.67	$47.33	9
Three months ended September 30, 2017 compared to three months ended September 30, 2016. Total revenue increased by $14.8 million to $63.1 million for the three months ended September 30, 2017, or 31%. Revenue from our subscription business segment increased by $11.9 million to $56.5 million for the three months ended September 30, 2017, or 27%. This increase in subscription business revenue was primarily due to a 15% increase in total subscription pets enrolled as of September 30, 2017 compared to September 30, 2016, and increased average revenue per pet of 9% for the same period. Increases in pricing were due to increased cost of veterinary care and more accurately pricing to our cost-plus margin structure by subcategory. Revenue from our other business segment increased $2.9 million to $6.6 million for the three months ended September 30, 2017, or 78%, due to an increase in enrolled pets in this segment.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016. Total revenue increased by $39.2 million to $176.1 million for the nine months ended September 30, 2017, or 29%. Revenue from our subscription business segment increased by $33.4 million to $159.4 million for the nine months ended September 30, 2017, or 27%. This increase in subscription business revenue was primarily due to a 15% increase in total subscription pets enrolled as of September 30, 2017 compared to September 30, 2016, and increased average revenue per pet of 9% for the same period. Increases in pricing were due to increased cost of veterinary care and more accurately pricing to our cost-plus margin structure by subcategory. Revenue from our other business segment increased $5.8 million to $16.8 million for the nine months ended September 30, 2017, or 53%, due to an increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Claims expenses	$39,761	$32,088	24%	$113,748	$90,709	25%
Other cost of revenue	5,454	4,344	26	15,304	12,084	27
Total cost of revenue	$45,215	$36,432	24	$129,052	$102,793	26
Gross profit	$11,278	$8,197	38	$30,311	$23,141	31
Other business:
Claims expenses	3,692	2,165	71	9,901	6,614	50
Other cost of revenue	2,404	1,262	90	5,856	3,413	72
Total cost of revenue	$6,096	$3,427	78	$15,757	$10,027	57
Gross profit	$529	$303	75	$1,002	$929	8

Percentage of Revenue by Segment:
Subscription business:
Claims expenses	70%	72%		71%	72%
Other cost of revenue	10	10		10	10
Total cost of revenue	80	82		81	82
Gross profit	20	18		19	18
Other business:
Claims expenses	56	58		59	60
Other cost of revenue	36	34		35	31
Total cost of revenue	92	92		94	92
Gross profit	8	8		6	8

Total subscription pets enrolled (at period end)	359,102	312,282	15	359,102	312,282	15
Total pets enrolled (at period end)	404,069	334,070	21	404,069	334,070	21
Monthly average revenue per pet	$52.95	$48.37	9	$51.67	$47.33	9
Three months ended September 30, 2017 compared to three months ended September 30, 2016. Cost of revenue for our subscription business segment was $45.2 million, or 80% of revenue, for the three months ended September 30, 2017, compared to $36.4 million, or 82% of revenue, for the three months ended September 30, 2016. This $8.8 million increase in subscription total cost of revenue was primarily the result of a 15% increase in total subscription pets enrolled and an increase in the cost of veterinary care, which increased subscription claims expense by 24% in total. As a percentage of revenue, subscription claims expenses decreased to 70% for the three months ended September 30, 2017 from 72% for the three months ended September 30, 2016, due to the increase in monthly average revenue per pet. Total cost of revenue for our other business segment increased $2.7 million to $6.1 million for the three months ended September 30, 2017 due to an increase in enrolled pets in this segment.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016. Cost of revenue for our subscription business segment was $129.1 million, or 81% of revenue, for the nine months ended September 30, 2017, compared to $102.8 million, or 82% of revenue, for the nine months ended September 30, 2016. This $26.3 million increase in subscription total cost of revenue was primarily the result of a 15% increase in total subscription pets enrolled and an increase in the cost of veterinary care, which increased subscription claims expense by 25% in total. As a percentage of revenue, subscription claims expenses decreased to 71% for the nine months ended September 30, 2017 from 72% for the nine months ended September 30, 2016 due to the increase in monthly average revenue per pet. Cost of revenue for our other business segment increased $5.7 million to $15.8 million for the nine months ended September 30, 2017 due to an increase in enrolled pets in this segment.

Sales and Marketing Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016
	(in thousands, except percentages, pet and per pet data)
Sales and marketing	$4,862	$3,892	25%	$13,323	$11,296	18%
Percentage of total revenue	8%	8%		8%	8%

Total subscription pets enrolled (at period end)	359,102	312,282	15	359,102	312,282	15
Average pet acquisition cost (PAC)	$151	$120	26	$141	$120	18
Lifetime value of a pet (LVP)	$701	$624	12	$701	$624	12
Three months ended September 30, 2017 compared to three months ended September 30, 2016. Sales and marketing expenses increased $1.0 million to $4.9 million for the three months ended September 30, 2017, or 25%. PAC increased 26% from September 30, 2016, to $151 for the three months ended September 30, 2017. The increase in sales and marketing expenses was due to increased compensation and related expenses of $0.5 million in the three months ended September 30, 2017, as well as an additional $0.5 million related to expanding our marketing efforts within existing initiatives and testing new marketing initiatives.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016. Sales and marketing expenses increased $2.0 million to $13.3 million for the nine months ended September 30, 2017, or 18%. PAC increased 18% from September 30, 2016, to $141 for the nine months ended September 30, 2017. The increase in sales and marketing expenses was due to increased compensation and related expenses of $1.1 million in the nine months ended September 30, 2017, as well as an additional $0.9 million related to expanding our marketing efforts within existing initiatives and testing new marketing initiatives.

Technology and Development Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016
	(in thousands, except percentages)
Technology and development	$2,471	$2,339	6%	$7,196	$6,790	6%
Percentage of total revenue	4%	5%		4%	5%
Three months ended September 30, 2017 compared to three months ended September 30, 2016. Technology and development expenses increased $0.1 million to $2.5 million for the three months ended September 30, 2017, or 6%. The increase was primarily due to increased compensation of $0.3 million, partially offset by a $0.1 million decrease in third-party infrastructure costs compared to the same period in the prior year.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016. Technology and development expenses increased $0.4 million to $7.2 million for the nine months ended September 30, 2017, or 6%. The increase was primarily due to a $0.7 million increase in amortization expense, driven by several projects being placed into service between the second quarter of 2016 and the second quarter of 2017. This increase was partially offset by a $0.3 million decrease in third-party infrastructure costs compared to the same period in the prior year.

General and Administrative Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016
	(in thousands, except percentages)
General and administrative	$4,017	$3,811	5%	$12,274	$11,028	11%
Percentage of total revenue	6%	8%		7%	8%
Three months ended September 30, 2017 compared to three months ended September 30, 2016. General and administrative expenses increased $0.2 million to $4.0 million for the three months ended September 30, 2017, or 5%. This was primarily due to an increase of $0.2 million in rent and other occupancy-related costs.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016. General and administrative expenses increased $1.2 million to $12.3 million for the nine months ended September 30, 2017, or 11%. This was primarily due to an increase of $1.0 million in rent and other occupancy-related costs.

Total Other Expense (Income), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Interest expense	$124	$66	$370	$137
Other (income) expense, net	(99)	16	(1,239)	(39)
Total other expense (income), net	$25	$82	$(869)	$98
Three months ended September 30, 2017 compared to three months ended September 30, 2016. Total other expense (income), net decreased by $0.1 million for the three months ended September 30, 2017 primarily driven by an increase in interest income.
Nine months ended September 30, 2017 compared to nine months ended September 30, 2016. Total other expense (income), net decreased by $1.0 million for the nine months ended September 30, 2017 primarily due to a $1.0 million gain on sale of an equity method investment.
Liquidity and Capital Resources
Since inception, we have financed our operations and met capital requirements primarily through the sale of equity securities, from borrowings and from cash flows provided by operating and other activities. Our principal uses of cash are paying veterinary invoices, funding operations and capital requirements, investing in new member acquisition, enhancements to our member experience and servicing debt.
Sources of Funds
As of September 30, 2017, we had $59.3 million in cash, cash equivalents and short-term investments and $21.0 million available under our line of credit facility which excludes $1.5 million reserved under the credit agreement for an outstanding letter of credit and other ancillary services. We believe that our existing cash, cash equivalents, short-term investments and line of credit will be sufficient to fund our operations and statutory capital requirements for at least the next 12 months. From time to time, we may explore additional financing, which could include equity, equity-linked and debt financing. However, there can be no assurance that any additional financing will be available to us on acceptable terms, or at all.
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

Long-Term Debt
Pacific Western Bank Loan and Security Agreement
In December 2016, we entered into a syndicated loan agreement with Pacific Western Bank (PWB) and Western Alliance Bank (WAB) that increased our previous facility from $20.0 million to $30.0 million. The agreement was amended during the current year to extend the maturity date to December 2019. We refer to the restated and amended loan and security agreement as our PWB credit facility. The PWB credit facility provides for a revolving line of credit, under which we may take advances up to $30.0 million. The maximum amount available to us under the PWB credit facility, inclusive of any amounts outstanding under the revolving line of credit, is the lesser of $30.0 million or the total amount of cash and securities held by our insurance subsidiaries (APIC and WICL), less $1.5 million for obligations we have outstanding from PWB and/or WAB for other ancillary services and our letter of credit.
Interest on the PWB credit facility accrues at a variable annual rate equal to the greater of 4.5% or 1.25% plus the prime rate. The PWB credit facility matures in December 2019.
The PWB credit facility requires us to maintain certain financial covenants, including having APIC maintain statutory capital and surplus at all times of not less than the greater of the amount required by APIC or 110% of the highest amount of statutory capital and surplus required in any state in which APIC is licensed; maintaining a minimum cash balance of $0.6 million in our account at WAB and/or WAB affiliates and other cash or investments of $1.4 million in our accounts at PWB; maintaining all of our depository and operating accounts at PWB and/or WAB; maintaining certain investment accounts at PWB and/or PWB affiliates; achieving certain quarterly revenue levels and claims ratio thresholds; maintaining greater than negative $1.0 million net total of operating cash flow and capital expenditures quarterly, and remaining within certain monthly maximum EBITDA loss levels. EBITDA is defined as earnings, plus an amount equal to the sum of (i) tax, plus (ii) depreciation and amortization, plus (iii) interest and non-cash expenses, plus (iv) any non-cash stock-based compensation expense, plus (v) (gain)/loss from equity method investments.
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
As of September 30, 2017, we were in compliance with each of the financial and non-financial covenants.
Our obligations under the PWB credit facility are secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of September 30, 2017, we had $7.5 million aggregate borrowings outstanding under the PWB credit facility.
Regulation
As of September 30, 2017, our insurance entities, APIC and WICL Segregated Account AX, held $34.0 million in short-term investments and $22.4 million in other current assets, including $4.6 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of September 30, 2017, total assets and liabilities held outside of our insurance entities totaled $42.5 million and $18.8 million, respectively, including $17.9 million of cash and cash equivalents that are segregated from other operating funds and held in trust for the payment of claims on behalf of our insurance subsidiaries.
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

Investments
As of September 30, 2017, we had $37.1 million in short-term and long-term investments in our insurance entities. These investments are held to satisfy statutory requirements and support operating needs. The majority of our investments are highly rated U.S. treasury securities, certificates of deposit, and U.S. government funds. In addition, we have one investment in a municipal bond that is insured by a third-party insurance company with a rating of "A2" with Moody’s as of September 30, 2017.
Historical Cash Flow Trends
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$6,689	$1,568
Net cash used in investing activities	(8,433)	(5,091)
Net cash provided by financing activities	2,920	5,952
Effect of foreign exchange rates on cash	436	241
Net change in cash, cash equivalents and restricted cash	$1,612	$2,670
Operating Cash Flows
We derive operating cash flows from cash collected from the sale of subscriptions to our medical plan, which is used to pay member veterinary invoices, other cost of revenue, and operating expenses. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pets and projects to improve member experience.
Net cash provided by operating activities for the nine months ended September 30, 2017 was $6.7 million compared to $1.6 million for the nine months ended September 30, 2016. The increase of $5.1 million was driven by higher revenue and decreased operating expenses as a percentage of revenue as we increased scale in our technology and general and administrative departments.
Investing Cash Flows
Net cash used in investing activities for the nine months ended September 30, 2017 was $8.4 million compared to $5.1 million for the nine months ended September 30, 2016. The increase of $3.3 million was primarily related to a $2.6 million note receivable and an additional $1.4 million of net purchases of investments to increase our statutory capital as we increase total pets enrolled. These cash outflows were partially offset by proceeds of $1.4 million from the sale of an equity method investment.
Financing Cash Flows
Net cash provided by financing activities for the nine months ended September 30, 2017 was $2.9 million compared to $6.0 million for the nine months ended September 30, 2016. The decrease of $3.1 million was primarily related to $1.5 million less in draws on our line of credit and $0.7 million less proceeds from exercises of stock options.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. Management believes there have been no material changes to our contractual obligation disclosure during the nine months ended September 30, 2017, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Critical Accounting Policies and Significant Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the related disclosure of contingent assets and liabilities, revenue, and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2017, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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
We have incurred significant net losses since our inception. We had a net loss of $0.7 million for the nine months ended September 30, 2017. Additionally, as of September 30, 2017, our accumulated deficit was $81.9 million. We have funded our operations through equity financings, borrowings under a revolving line of credit and term loans and, more recently, positive cash flows from operations. We may not be able to achieve or maintain profitability in the near future or at all. Our recent growth, including our growth in revenue and membership, may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain profitability. Additionally, our expense levels are based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
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
We invest significantly in member acquisition. We spent $13.3 million on sales and marketing to acquire new members for the nine months ended September 30, 2017. We expect to continue to spend significant amounts to acquire additional members. We utilize Territory Partners, who are paid fees based on activity in their regions, to communicate the benefits of our medical plan to veterinarians through in-person visits. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our medical plan. We also invest in other third-party referrals and direct to consumer member acquisition channels, though we have limited experience with some of them.

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
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that our medical plan offers veterinarians and their clients. In turn, we rely on veterinarians to introduce and refer our medical plan to their clients. We also rely significantly on other third parties, such as existing members, online and other businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups and associations, to help generate leads for our medical plan subscriptions. Veterinary practices represent our largest member acquisition channel, accounting for over 50% of our enrollments and approximately 68% of our enrollments excluding existing members adding pets and referring their friends and family in the nine months ended September 30, 2017.
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
Territory Partners are independent contractors and, accordingly, we do not directly provide the same direction, motivation and oversight over Territory Partners as we otherwise could if Territory Partners were our own employees. Further, Territory Partners may themselves employ or engage contractors; we refer to these partners and their associates, collectively, as our Territory Partners. We do not control a Territory Partner’s employment or engagement of others, and it is possible that the actions of their employees and/or contractors could create threatened or actual legal proceedings against the Company.
Territory Partners may decide not to participate in our marketing initiatives and/or training opportunities, accept our introduction of new solutions or comply with our policies and procedures applicable to them, any of which may adversely affect our ability to develop relationships with veterinarians and grow our membership. Our sole recourse against Territory Partners who fail to perform is to terminate their contract, which could also trigger contractually obligated termination payments or result in disputes, including threatened or actual legal or regulatory proceedings.
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
Our ability to grow our business and to generate revenue depends significantly on attracting new members. For the nine months ended September 30, 2017, we generated 90% of our revenue from medical plan subscriptions. In order to continue to increase our membership, we must continue to offer a medical plan that provides superior value to our members. Our ability to continue to grow our membership will also depend in part on the effectiveness of our sales and marketing programs. Our member base may not continue to grow or may decline as a result of increased competition or the maturation of our business.
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
We offer our medical plan in Canada, which exposes us to the risk of changes in the Canadian currency exchange rates. For the nine months ended September 30, 2017, approximately 19% of our total revenue was generated in Canada. Fluctuations in the relative strength of the Canadian economy and the Canadian dollar has in the past and could in the future adversely affect our revenue and operating results.
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
For example, we have written pet insurance policies for general agents since 2012. These policies provide different coverage and are subject to materially different terms and conditions than the Trupanion medical plan. Further, the unaffiliated general agents administer these policies and market them to consumers. For the nine months ended September 30, 2017, premiums from these policies accounted for 7.5% of our total revenue. These relationships can be terminated by either party and, if terminated, would result in a reduction in our revenue to the extent we cannot enter other relationships and generate equivalent revenues with different general agents. In addition, the general agents control trust accounts they maintain on our behalf. If the general agents make operating decisions that adversely affect its business or brand, our business or brand could also be adversely affected.
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
We rely on a combination of intellectual property rights, including trade secrets, copyrights, trademarks and domain names, as well as contractual restrictions, to establish and protect our intellectual property. As of September 30, 2017, we had two pending patent applications and one issued patent in the United States, two pending patent applications in Canada, one pending patent application in Brazil, one pending patent application in Japan, one pending patent application in China, one pending patent application in Hong Kong, two pending patents filed under the Patent Cooperation Treaty, and one pending patent application and one issued patent in Europe. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, pricing analytics, technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. If we continue to expand internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States, which may be expensive and divert management’s attention away from other operations.
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
As of September 30, 2017, we had ten registered trademarks in the United States, including “Trupanion”. We had one registered trademark in Canada, and four pending trademarks. Many of our unregistered trademarks, however, contain words or terms having a common usage and, as a result, may not be protectable under applicable law. Trademark protection may also not be available, or sought by us, in every country in which our medical plan may become available. Competitors may adopt names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing members. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks.
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
From time to time, we have been, and in the future may become, subject to litigation, claims and regulatory proceedings and inquiries, including market conduct examinations and investigations by state insurance regulatory agencies and threatened or filed lawsuits by, among others, government agencies, employees, competitors, current or former customers, or business partners.
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
The credit agreement governing our revolving line of credit contains various restrictive covenants, including restrictions on our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, permit withdrawals from APIC (with certain exceptions) and conduct operations in certain of our Canadian subsidiaries. Our credit agreement also contains certain financial covenants, including having APIC maintain statutory capital and surplus at all times of not less than the greater of the amount required by APIC or 110% of the highest amount of statutory capital and surplus required in any state in which APIC is licensed; maintaining a minimum cash balance of $0.6 million in our account at WAB and/or WAB affiliates and other cash or investments of $1.4 million in our accounts at PWB; maintaining all of our depository and operating accounts at PWB and/or WAB; maintaining certain investment accounts at PWB and/or PWB affiliates; achieving certain quarterly revenue levels and claims ratio thresholds; maintaining greater than negative $1.0 million net total of operating cash flow and capital expenditures quarterly, and remaining within certain monthly maximum EBITDA loss levels. EBITDA is defined as earnings, plus an amount equal to the sum of (i) tax, plus (ii) depreciation and amortization, plus (iii) interest and non-cash expenses, plus (iv) any non-cash stock-based compensation expense, plus (v) (gain)/loss from equity method investments. Our ability to meet these restrictive covenants can be affected by events beyond our control, and we have been in the past, and may be in the future, unable to do so. In addition, our failure to maintain effective internal controls to measure compliance with our financial covenants could affect our ability to take corrective actions on a timely basis and could result in our being in breach of these covenants. Our credit agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare any future amounts outstanding under our credit agreement to be immediately due and payable. If we are unable to repay those amounts, our financial condition could be adversely affected.
Any indebtedness we incur could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy any of our debt service obligations.
As of September 30, 2017, we had $7.5 million outstanding indebtedness under our revolving line of credit. We may incur indebtedness in the future, including any additional borrowings available under our revolving line of credit. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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

Regulations that require individuals or entities that sell medical insurance for cats and dogs or adjust claims to be licensed may be interpreted to apply to our business, which could require us to modify our business practices.
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
Additionally, we use email to market our services to potential members and as a means of communicating with our existing members. The laws and regulations governing the use of email for commercial purposes continue to evolve and the growth and development of the market for commerce over the Internet may lead to the adoption of additional legislation. Failure to comply with existing or new laws regarding electronic communications with customers could lead to significant damages. We have incurred, and will continue to incur, expenses to comply with electronic messaging laws. If new laws or regulations are adopted, or existing laws and regulations are interpreted, to impose additional restrictions on our ability to send email to our members or potential members, we may not be able to communicate with them in a cost-effective manner. In addition to legal restrictions on the use of email for commercial purposes, Internet and email service providers and others attempt to block the transmission of unsolicited email, commonly known as “spam.” Many service providers have relationships with organizations whose purpose it is to detect and notify the Internet and email service providers of entities that the organization believes is sending unsolicited email. If an Internet or email service provider identifies messaging and email from us as “spam” as a result of reports from these organizations or otherwise, we could be placed on a restricted list that will block our emails to members or potential members. If we are restricted or unable to communicate by email with our members and potential members as a result of legislation, blockage or otherwise, our business, operating results and financial condition would be harmed.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 2nd day of November 2017.

TRUPANION, INC.

Date: November 2, 2017	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: November 2, 2017	/s/ Tricia Plouf
Tricia Plouf Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Filed/Furnished
Number	Exhibit Description	Herewith

10.1	Second Amendment to Loan and Security Agreement entered into as of September 28, 2017 between Pacific Western Bank, Western Alliance Bank and Trupanion, Inc.	X

10.2	Second Amendment to Lease Agreement entered into as of October 20, 2017 between Benaroya Capital Company, LLC and Trupanion, Inc.	X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*
This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.