Form 10-K
period 2017-12-31
TRUPANION INC.
filed 2018-02-14
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $521,061,388 using the closing price on that day of $22.38.
As of February 7, 2018, there were approximately 30,128,277 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2018 Annual Meeting of Stockholders (Proxy Statement). The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

TRUPANION, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2017

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

Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our” and similar references refer to Trupanion, Inc. and its subsidiaries taken as a whole.

PART I
Item 1. Business
Our Mission
Our mission is to help the pets we all love receive the best veterinary care.
Our Company and Approach
We provide medical insurance for cats and dogs throughout the United States, Canada and Puerto Rico. Our data-driven, vertically-integrated approach enables us to provide pet owners with what we believe is the highest value medical insurance for their pets, priced specifically for each pet’s unique characteristics. Our growing and loyal member base provides us with highly predictable and recurring revenue. We operate our business similar to other subscription-based businesses, with a focus on maximizing the lifetime value of each pet while sustaining a favorable ratio of lifetime value relative to acquisition cost, based on our desired return on investment.
Our target market is large and under-penetrated. We have pioneered a unique solution that sits at the center of the pet medical ecosystem, meeting the needs of pets, pet owners and veterinarians, and we believe we are uniquely positioned to continue to drive market penetration. Our aggregate total pets enrolled grew from 31,207 pets on January 1, 2010 to 423,194 pets on December 31, 2017, which represents a compound annual growth rate of 39%.
Total Revenue by New and Existing Pets Enrolled
(in millions)
It is very difficult for pet owners to budget for their pet becoming sick or injured when pet owners don't know whether their pet's health will be average, lucky, or unlucky, and the cost of medical care varies dramatically by geography and pet breed. A pet owner budgeting for average medical care costs is not an effective solution for an unlucky pet. Additionally, the timing of accidents or illnesses may not align with the owner's budgeting approach. Our cost-plus model is designed to spread the risk evenly within each category of pets. Our goal is to charge each pet the appropriate amount for their specific circumstances (e.g., breed, age at enrollment, geography, etc.) so that each pet receives the same value proposition, and, in aggregate, the extra amount paid by lucky pets covers the veterinary costs incurred by unlucky pets. To an informed, responsible, and loving pet owner, Trupanion is a hedge to help them budget for the unexpected cost and variable timing of necessary veterinary care.

We provide our members with a high-quality medical plan for the life of their cat or dog. Our product is simple, fair, and covers all unexpected illnesses and injuries, including those that are most likely to occur with particular breeds of pet, which other insurance providers may label as congenital or hereditary conditions. We pay 90% of actual veterinary costs if a pet becomes sick or injured, including all diagnostic tests, surgeries, and medications. In general, only certain taxes, examination fees, and medical issues existing prior to enrollment are not included. Once enrolled in our subscription, we pay for the veterinary costs for the pet's entire life, and pet owners are free to use any licensed veterinarian in the United States and Canada, including any referral or specialty hospital. We aim to pay veterinarians directly, within five minutes of the veterinary invoice being created and prior to the pet owner checking out, eliminating the traditional reimbursement model and providing our members the convenience of not having to pay out of pocket or confirm treatment.
Veterinarians are able to recommend treatment to Trupanion members without having their decisions dictated by costs or the financial burden of the pet owner. Veterinarians, as a result, are able to establish stronger relationships and better alignment with pet owners who are protected by Trupanion. Our members tend to visit veterinarians more frequently and select the best course of treatment for their pet regardless of cost.
We generate revenue primarily from our members' subscription fees. Fees are paid at the beginning of each subscription period, which automatically renews on a monthly basis. Since 2010, at least 88% of our subscription business revenue every quarter has come from existing members who had active subscriptions at the beginning of the quarter. Due to our focus on providing a superior value proposition and member experience, our members are very loyal, as evidenced by our 98.5% average monthly retention rate since 2010. For more information regarding average monthly retention, including an explanation of how we calculate this metric, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics.”
We enrolled our first pet in Canada in 2000 and our first pet in the United States in 2008. Our revenue for the year ended December 31, 2017 was $242.7 million, representing a compound annual growth rate of 44% from our revenue of $19.1 million for the year ended December 31, 2010. We have made and expect to continue to make substantial investments in member acquisition and in expanding our operations to support our expected growth. For the year ended December 31, 2017, we had a net loss of $1.5 million and our accumulated deficit was $82.8 million at December 31, 2017.
Our Strategy
We are focused on attracting and retaining members by providing a best-in-class value and member experience by focusing on the following strategies:
Increase the number of referring veterinary practices. We intend to increase the number of veterinary practices that are actively introducing Trupanion to their clients.
Increase the number of referrals from active veterinary practices. We intend to continue increasing the number and quality of interactions that we have with veterinarians to accelerate the rate at which active veterinary practices refer us leads.
Increase the number of third-party referrals from members. We believe that it is critical to our long-term success that existing members add a pet or refer their friends and family to Trupanion, so we focus on improving the member experience. For example, Trupanion Express® is designed to directly pay veterinary invoices, eliminating the reimbursement model and transforming the payment process to simplify the administrative hassle for our members.
Improve online lead generation and conversion. We are investing in our online marketing capabilities, and intend to continue to do so in order to fully capture the online opportunity. Our online marketing initiatives have played an integral role in converting leads to enrolled pets and also in generating new leads.
Explore other member acquisition channels. We regularly evaluate new member acquisition channels. We intend to aggressively pursue those channels that we believe could, over time, generate an attractive ratio of lifetime value relative to acquisition cost, based on our desired return on investment.
Expand internationally. While we are currently focused on capturing the large opportunity in the U.S. and Canadian markets, we may choose to explore international expansion in the future.
Pursue other revenue opportunities. We may opportunistically engage in other revenue opportunities. For example, our wholly-owned insurance subsidiary, American Pet Insurance Company, has partnered with unaffiliated general agents offering pet insurance products since 2012.

Sales and Marketing
Marketing to Veterinarians
Veterinary practices represent our largest referral source, and combined with referrals from members, accounted for approximately 76% of our leads in 2017. Our Territory Partner model was designed to facilitate frequent, in-person, face-to-face communications with veterinarians and their staff about the benefits of Trupanion and high-quality medical insurance for the life of a pet. The most important job of a Territory Partner is to build strong relationships with each veterinarian hospital, so the staff can trust and recommend Trupanion. Alignment with veterinarians is critical for a positive member experience, long term retention, and pet owner referrals. We strongly believe that earning the trust of veterinarians and their staff is the first step to successfully capturing more of the North American market.
The current market for veterinary services is highly fragmented and includes many sole-owner veterinary practices and small veterinary practices that are difficult to reach. We believe that no pet insurance company has a referral group that compares in scale to our Territory Partners and that it would be extremely difficult, costly and time consuming to replicate. Our Territory Partners are independent contractors who market our product and are paid fees based on activity in their regions. We believe this structure aligns our interests and provides a platform that we can leverage over time.
Sales and Marketing to Pet Owners
We generate leads through a diverse set of third-party referrals and online member acquisition channels, which we then convert into members through our website and contact center.

•
Referrals from third-parties. We actively promote the value of Trupanion to veterinarians, veterinary affiliates (including purchasing groups and other veterinary membership organizations), corporate employee benefit providers, and shelters and breeders so they can inform their clients on the benefits of Trupanion. For the year ended December 31, 2017, 67% of our new pet enrollments were generated from these third-party referrals (excluding referral from existing members).

•	Referrals from existing members. For the year ended December 31, 2017, 26% of our new pet enrollments were generated from existing members adding a pet or referring their friends and family.

•
Online. We believe many of our members spend some time researching options before deciding to purchase our subscription. A significant portion of the members we acquire from online leads come through our paid search marketing, email marketing, social media marketing and search engine optimization initiatives.

Competition
We compete with consumers that self-fund veterinary costs with cash or credit, as well as traditional "pet insurance" providers and new entrants to our market. The vast majority of pet owners in the United States and Canada do not currently have medical insurance for their pets. We are primarily focused on expanding the overall size of the market by improving the value proposition for consumers. We view our primary competitive challenge as educating pet owners on why Trupanion is a better alternative to self-funding.
In addition, new entrants backed by large insurance companies with substantial financial resources have attempted to enter the market in the past and may do so again in the future. Further, traditional providers may consolidate, resulting in the emergence of new providers that are vertically integrated or able to create other operational efficiencies, which could lead to increased competition. We believe that we have competitive strengths that position us favorably related to existing and potential competitors. These include: a superior value proposition for pet owners due in part to our vertically integrated structure that reduces frictional costs, a unique member acquisition strategy that we have developed using Territory Partners, a proprietary database containing historical data since the year 2000 that provides actionable data insights, a powerful technology infrastructure, and an experienced management team.

Intellectual Property
We rely on federal, state, common law, and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology, software, and documentation by entering into confidentiality and invention assignment agreements with our employees and partners, and confidentiality agreements with third parties, such as service providers, vendors, individuals and entities that may be exploring a business relationship with us. We also rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks, and domain names to establish and protect our intellectual property. We seek to protect our proprietary position by filing patent applications in the United States and in jurisdictions outside of the United States related to our technology, inventions, and improvements that are important to our business. We additionally rely on data and market exclusivity, and patent term extensions when available. Our ability to protect and enforce our intellectual property rights is subject to risk and may adversely impact our business.
Employees
We highly value our company culture. We are a mission-driven company and attract employees that share our passion for pets. Our culture enables our employees to channel that passion collectively toward our goals and is key to our success. As of December 31, 2017, we had 523 employees.
Regulation
Each U.S. state, the District of Columbia and U.S. territories and possessions, as well as all of the Canadian provinces, have insurance laws that apply to companies licensed to transact insurance business in the jurisdiction. The primary regulator of an insurance company, however, is located in its state of domicile. Our insurance subsidiary, American Pet Insurance Company (APIC), is domiciled in New York State and its primary regulator is therefore the New York Department of Financial Services (NY DFS). APIC is currently licensed to do business in all 50 states, Puerto Rico and the District of Columbia in the United States. As such, APIC is subject to comprehensive regulation and supervision under U.S. state and federal laws.
State insurance regulators have broad authority with respect to all aspects of the insurance industry, including the following:

•	licensing to transact business, and approval and issuance of certificates of authority;

•	revoking or suspending previously issued certificates of authority;

•	assessing the officers and directors to ensure a minimum level of competency and trustworthiness;

•	licensing of individual producers and agents and business entities marketing and selling insurance products;

•	licensing of claims adjusters and third-party administrators;

•	penalizing for noncompliance with respect to licensing requirements and regulations;

•	admitting assets to statutory surplus and regulating the nature of investments;

•	regulating premium rate levels for the insurance products offered;

•	approving policy forms;

•	regulating claims practices; and

•	establishing reserve requirements and solvency standards.

Regulators also have broad authority to perform on-site market conduct examinations of our management and operations, marketing and sales, underwriting, customer service, claims handling and licensing. Market conduct examinations can involve direct, on-site contact with a company to identify potential regulatory violations, discussion and correction of an identified problem, or obtaining a better understanding of how the company is operating in the marketplace.
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

In Canada, our medical insurance is written by an unaffiliated Canadian-licensed insurer, Omega General Insurance Company (Omega). Under the terms of our agreements with Omega, our subsidiary Trupanion Brokers Ontario acts as a general agent through a fronting and reinsurance agreement with Omega pursuant to which, we retain any financial risk associated with our Canadian business. Effective January 1, 2015, these agreements were restructured to include our segregated cell business, Wyndham Segregated Account AX (WICL), located in Bermuda. These restructured agreements automatically renew annually, but may be terminated by either party with one year’s written notice. Omega’s Canadian insurance operations are supervised and regulated by the Canadian federal, provincial and territorial governments. Omega is a fully licensed insurer in all of the Canadian provinces and territories in which we do business.
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
Under the Bermuda Companies Act of 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would be after the payment, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. The Segregated Accounts Company Act of 2000 further requires that dividends out of a segregated account can only be paid to the extent that the cell remains solvent. The value of its assets must remain greater than the aggregate of its liabilities, issued share capital, and share premium accounts. Per our contractual agreements with WICL, the allowable dividend to be paid by WICL is equivalent to the positive undistributed profit attributable to the shares.
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
NAIC Insurance Regulatory Information System Ratios
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or IRIS, to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies requiring special attention or action. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. For IRIS ratio purposes, APIC submits data annually to state insurance regulators who then analyze our data using prescribed financial data ratios. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. As of December 31, 2017, APIC had three such ratios outside the usual range, relating to net premiums written to surplus, change in net premiums written, and investment yield.
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
Some states in which APIC operates have residual markets, wind pools or state reinsurance mechanisms. The general intent behind these is to provide insurance to individuals and businesses that cannot find appropriate insurance in the private marketplace. The intent of state-specific reinsurance mechanisms generally is to stabilize the cost of, and ensure access to, reinsurance for admitted insurers writing business in the state. Historically, APIC has had minimal financial exposure to guaranty associations, residual markets, wind pools and state-specific reinsurance mechanisms; however there is no guarantee that these items will continue to be of low financial impact to APIC.
Federal Initiatives
The U.S. federal government generally does not directly regulate the insurance business. From time to time, various regulatory and legislative changes have been proposed in the insurance industry. Among the proposals that have in the past been, or are at present may be under consideration, are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. There have also been proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. The NAIC Amendments are a result of these efforts. Additional requirements are also expected.

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
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology or data to develop products that may compete with our offerings. Policing unauthorized use of our technology or data is difficult. The laws of other countries in which we operate may offer little or no effective protection of our proprietary technology. Our competitors could also independently develop technologies equivalent to ours, and our intellectual property rights may not be broad enough for us to prevent competitors from selling products incorporating those technologies.
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
Information About Segments and Geographic Revenue
We have two reportable business segments. See Note 12 of our audited consolidated financial statements included in this report for information about segments and geographic revenue. For financial information regarding our business, see Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report and our audited consolidated financial statements and related notes included elsewhere in this report.
Corporate Information
We were founded in Canada in 2000 as Vetinsurance Ltd. In 2006, we effected a business reorganization whereby Vetinsurance Ltd. became a consolidated subsidiary of Vetinsurance International, Inc., a Delaware corporation. In 2007, we began doing business as Trupanion. In 2013, we formally changed our name from Vetinsurance International, Inc. to Trupanion, Inc. Our principal executive offices are located at 6100 4th Avenue South, Seattle, Washington 98108, and our telephone number is (855) 727-9079. Our website address is www.trupanion.com. Information contained on, or that can be accessed through, our website is not incorporated by reference, and you should not consider information on our website to be part of, this Annual Report on Form 10-K.

Available Information
We are required to file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (Exchange Act). We also make available, free of charge on the investor relations portion of our website at investors.trupanion.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C 20549 on official business days during the hours of 10 a.m. to 3 p.m. Eastern time. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Rooms. The SEC also maintains an Internet website at www.sec.gov where you can obtain our SEC filings. You can also obtain paper copies of these reports, without charge, by contacting Investor Relations at InvestorRelations@Trupanion.com.
Investors and others should note that we may announce material financial information to our investors using our investor relations website, SEC filings, our annual stockholder meeting, press releases, public conference calls, investor conferences, presentations and webcasts. We use these channels, as well as social media, to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on these channels, such as social media, could be deemed to be material information.

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
We have incurred significant net losses since our inception. We had a net loss of $1.5 million for the year ended December 31, 2017. Additionally, as of December 31, 2017, our accumulated deficit was $82.8 million. We have funded our operations through equity financings, borrowings under a revolving line of credit and term loans and, more recently, positive cash flows from operations. We may not be able to achieve or maintain profitability in the near future or at all. Our recent growth, including our growth in revenue and membership, may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain profitability. Additionally, our expense levels are based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
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
We base our decisions regarding our member acquisition expenditures primarily on the projected lifetime value of the pets that we expect to acquire and the projected internal rate of return on marketing spend. Our estimates and assumptions may not accurately reflect our future results, we may overspend on member acquisition, and we may not be able to recover our member acquisition costs or generate profits from these investments.
We invest significantly in member acquisition. We spent $19.1 million on sales and marketing to acquire new members for the year ended December 31, 2017. We expect to continue to spend significant amounts to acquire additional members. We utilize Territory Partners, who are paid fees based on activity in their regions, to communicate the benefits of our subscription to veterinarians through in-person visits. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our subscription. We also invest in other third-party referrals and direct to consumer member acquisition channels, though we have limited experience with some of them.
We base our decisions regarding our member acquisition expenditures primarily on the lifetime value of the pets that we project to acquire. This analysis depends substantially on estimates and assumptions based on our historical experience with pets enrolled in earlier periods, including our key operating metrics described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics.”

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
We have historically experienced high average monthly retention rates. For example, our average monthly retention rate between 2010 and 2017 was 98.5%. If our efforts to satisfy our existing members are not successful or if new marketing initiatives result in enrolling more pets that inherently have a lower retention rate, we may not be able to maintain our retention rates. Members we obtain through aggressive promotions or other channels that involve relatively less meaningful contact between us and the member may be more likely to terminate their subscription. In the past, we have experienced reduced retention rates during periods of rapid member growth, as our retention rate generally has been lower during the first year of member enrollment. Members may choose to terminate their subscription for a variety of reasons, including perceived or actual lack of value, delays or other unsatisfactory experiences in how we review and process veterinary invoice payments, unsatisfactory member service, an economic downturn, increased subscription fees, loss of a pet, a more attractive offer from a competitor, changes in our subscription or other reasons, including reasons that are outside of our control. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit terminations, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.
The prices of our subscriptions are based on assumptions and estimates and may be subject to regulatory approvals. If our actual experience differs from the assumptions and estimates used in pricing our subscriptions or if we are unable to obtain any necessary regulatory pricing approvals we need, at all or in a timely manner, our revenue and financial condition could be adversely affected.
The pricing of our subscriptions reflect amounts we expect to pay for a pet's medical care derived from assumptions that we make regarding a number of factors, including a pet’s species, breed, age, gender and location. Factors related to pet location include the current and assumed changes in the cost and availability of veterinary technology and treatments and local veterinary practice preferences. The prices of our subscriptions also include assumptions and estimates regarding our own operating costs and expenses. We monitor and manage our pricing and overall sales mix to achieve target returns. Profitability from new members emerges over a period of years depending on the nature and length of time a pet is enrolled, and is subject to variability as actual results may differ from pricing assumptions. If the subscription fees we collect are insufficient to cover actual costs, including veterinary invoice expense, operating costs and expenses within anticipated pricing allowances, or if our member retention rates are not high enough to ensure recovery of member acquisition costs, then our gross profit could be adversely affected, and our revenue may be insufficient to achieve profitability. Conversely, if our pricing assumptions differed from actual results such that we overpriced risks, our competitiveness and growth prospects could be adversely affected. Further, even if our pricing assumptions are accurate, we may not be able to obtain the necessary regulatory approvals for any pricing changes that we may determine are appropriate based on our pricing assumptions, which could prevent us from obtaining sufficient revenue from subscriptions to cover our costs, including veterinary invoice expense, processing costs, pet acquisition costs and other expenses in any such jurisdiction unless and until such regulatory approvals are obtained in appropriate amounts.
The anticipated benefits of our analytics platform may not be fully realized.
Our analytics platform draws upon our proprietary pet data to price our subscriptions. The assumptions we make about breeds and other factors in pricing may prove to be inaccurate and, accordingly, these pricing analytics may not accurately reflect the expense that we will ultimately incur. Furthermore, if any of our competitors develop similar or better data systems, adopt similar or better underwriting criteria and pricing models or receive our data, our competitive advantage could decline or be lost.

Our actual veterinary invoice expense may exceed our current reserve established for veterinary invoices and may adversely affect our operating results and financial condition.
Our recorded reserve for veterinary invoices is based on our best estimates of the amount of veterinary invoices we expect to pay, inclusive of an estimate for veterinary invoices we have not yet received, after considering known facts and interpretations of circumstances and the estimated cost to process and pay those veterinary invoices. We consider internal factors, including data from our proprietary data analytics platform, experience with similar cases, actual veterinary invoices paid, historical trends involving veterinary invoice payment patterns, patterns of receipt of veterinary invoices, seasonality, pending levels of unpaid veterinary invoices, veterinary invoice processing programs and contractual terms. We may also consider external factors, including changes in the law, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of veterinary invoices that have been incurred but are not yet submitted to us, the establishment of appropriate reserves is an inherently uncertain and complex process that involves significant subjective judgment. Further, we do not transfer or cede our risk as an insurer and, therefore, we maintain more risk than we would if we purchased reinsurance. The ultimate cost of paying veterinary invoices and the related administration may vary materially from recorded reserves, and such variance may result in adjustments to the reserve for veterinary invoices, which could have a material effect on our operating results.
We rely significantly on Territory Partners, veterinarians and other third parties to recommend us.
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that we offer veterinarians and their clients. In turn, we rely on veterinarians to introduce and recommend Trupanion to their clients. We also rely significantly on other third parties, such as existing members, online and other businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups and associations, to help generate leads for our subscription. Veterinary referred leads represent our largest member acquisition channel. In the year ended December 31, 2017, approximately 76% of our enrollments came from referrals from veterinarians and existing members, as well as people adding pets to their existing subscription.
Many factors influence the success of our relationships with these referral sources, including:

•	the continued positive market presence, reputation and growth of our company and of the referral sources;

•	the effectiveness of referral sources;

•	the decision of any such referral source to support one or more of our competitors;

•	the interest of the referral sources’ customers or clients in our subscription;

•	the relationship and level of trust between Territory Partners and veterinarians, and between us and the referral source;

•	the percentage of the referral sources’ customers or clients that submit applications or use trial certificates to enroll through our website or contact center;

•	our ability to implement or maintain any marketing programs, including trial certificates, in any jurisdiction; and

•
our ability to work with the referral source to implement any changes in our marketing initiatives, including website changes, infrastructure and technology and other programs and initiatives necessary to generate positive consumer experiences.

In order for us to implement our business strategy and grow our revenue, we must effectively maintain and increase the number and quality of our relationships with Territory Partners, veterinarians and other referral sources, and continue to scale and improve our processes, programs and procedures that support them. Those processes, programs and procedures could become increasingly complex and difficult to manage. We expend significant time and resources attracting qualified Territory Partners and providing them with complete and current information about our business. Their relationship with us may be terminated at any time, and, if terminated, we may not recoup the costs associated with educating them about our subscription or be able to maintain any relationships they may have developed with veterinarians within their territories. Sometimes a single relationship may be used to cover multiple territories so that a terminated relationship could significantly impact our company. Further, if we experience an increase in the rate at which Territory Partner relationships are terminated, we may not develop or maintain relationships with veterinarians as quickly as we have in the past. If the financial cost to maintain our relationships with Territory Partners outweighs the benefits provided by Territory Partners, or if they feel unsupported or undervalued by us and terminate their relationship with us, our growth and financial performance could be adversely affected.

The success of our relationships with veterinary practices depends on the overall value we can provide to veterinarians. If the scope of our subscription is perceived to be inadequate or if our process for paying veterinary invoices is unsatisfactory to the veterinarians' clients because, for example, a service is not included in our subscription, member requests for reimbursement are denied or we fail to timely settle and pay veterinary invoices, veterinarians may be unwilling to recommend us to their clients and they may encourage their existing clients who have subscribed to stop or to purchase a competing product. If veterinarians determine our subscription is unreliable, cumbersome or otherwise does not provide sufficient value, they may terminate their relationship with us or begin recommending a competing product, which could negatively impact our ability to increase our member base and grow our business.
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
Territory Partners are independent contractors and, accordingly, we do not directly provide the same direction, motivation and oversight over Territory Partners as we otherwise could if Territory Partners were our own employees. Further, Territory Partners may themselves employ or engage others; we refer to these partners and their associates, collectively, as our Territory Partners. We do not control a Territory Partner’s employment or engagement of others, and it is possible that the actions of their employees and/or contractors could create threatened or actual legal proceedings against us.
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
Our ability to grow our business and to generate revenue depends significantly on attracting new members. For the year ended December 31, 2017, we generated 90% of our revenue from subscriptions. In order to continue to increase our membership, we must continue to offer a superior value to our members. Our ability to continue to grow our membership will also depend in part on the effectiveness of our sales and marketing programs. Our member base may not continue to grow or may decline as a result of increased competition or the maturation of our business.
We may not maintain our current rate of revenue growth.
Our revenue has increased quickly and substantially in recent periods. We believe that our continued revenue growth will depend on, among other factors, our ability to:

•	improve our market penetration through efficient and effective sales and marketing programs to attract new members;

•	maintain high retention rates;

•	increase the lifetime value per pet to, in turn, enable us to spend more on sales and marketing programs;

•	maintain positive relationships with veterinarians and other referral sources, and convince them to recommend our subscription;

•	maintain positive relationships with and increase the number and efficiency of Territory Partners;

•	continue to offer a superior value with competitive features and rates;

•	accurately price our subscriptions in relation to actual member costs and operating expenses and achieve required regulatory approval for pricing changes;

•
provide our members with superior member service, including timely and efficient payment of veterinary invoices, and by recruiting, integrating and retaining skilled and experienced personnel who can appropriately and efficiently review veterinary invoices and process payments;

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
Our subsidiary, American Pet Insurance Company, is subject to risk-based capital regulations that require us to maintain certain levels of surplus to support our overall business operations in consideration of our size and risk profile. We have in the past and may in the future fail to maintain the amount of risk-based capital required to avoid additional regulatory oversight, which was $22.2 million as of December 31, 2017. To comply with these regulations and our related contractual obligations, we may be required to maintain capital that we would otherwise invest in our growth and operations, which may require us to modify our operating plan or marketing initiatives, delay the implementation of new solutions or development of new technologies, decrease the rate at which we hire additional personnel and enter into relationships with Territory Partners, incur indebtedness or pursue equity or debt financings or otherwise modify our business operations, any of which could have a material adverse effect on our operating results and financial condition.
We are also subject to a contractual obligation related to our reinsurance agreement with Omega General Insurance Company (Omega). Under this agreement, we are required to fund a Canadian Trust account in accordance with Canadian regulations. As of December 31, 2017, the account held CAD $2.8 million.
Unexpected increases in the number or amounts of veterinary invoices received, or that we expect to receive, may negatively impact our operating results.
Unexpected changes in the number or amounts of veterinary invoices received, or that we expect to receive, may negatively impact our operating results. Rising costs of veterinary care and the increasing availability and usage of more expensive, technologically advanced medical treatments may increase the amounts of veterinary invoices we receive. Increases in the number of veterinary invoices we receive could arise from unexpected events that are inherently difficult to predict, such as a pandemic that spreads through the pet population, tainted pet food or supplies or an unusually high number of serious injuries or illnesses. We may experience volatility in the number of veterinary invoices we receive from time to time, and short-term trends may not continue over the longer term. The number of veterinary invoices may be affected by the level of care and attentiveness an owner provides to the pet, the pet’s breed and age and other factors outside of our control, as well as fluctuations in member retention rates and by new member initiatives that encourage an increase in veterinary invoices and other new member acquisition activities. A significant increase in the number or amounts of veterinary invoices could increase our cost of revenue and have a material adverse effect on our financial condition.
Our success depends on our ability to review, process, and pay veterinary invoices timely and accurately.
We must accurately evaluate and pay veterinary invoices timely in a manner that gives our members high satisfaction. Many factors can affect our ability to do this, including the training, experience and skill of our personnel, our ability to reduce the number of payment requests made for services not included in our subscription, the department’s culture and the effectiveness of its management, our ability to develop or select and implement appropriate procedures, supporting technologies and systems, and changes in our policy. Our failure to fairly pay veterinary invoices, accurately and in a timely manner, or to deploy resources appropriately, could result in unanticipated costs to us, lead to material litigation, undermine member goodwill and our reputation, and impair our brand image and, as a result, materially and adversely affect our competitiveness, financial results, prospects and liquidity.

We may not identify fraudulent or improperly inflated veterinary invoices.
It is possible that a member, or a third-party actually or purportedly on behalf of the member, could submit a veterinary invoice which we would then pay that appears authentic but in fact does not reflect services provided or products purchased for which the member paid. It is also possible that veterinarians will charge insured customers higher amounts than they would charge their non-insured clients for the same service or product. Such activity could lead to unanticipated costs to us and/or to time and expense to recover such costs. They could also lead to strained relationships with veterinarians and/or members, and could adversely affect our competitiveness, financial results and liquidity.
Changes in the Canadian currency exchange rate may adversely affect our revenue and operating results.
We offer our subscription in Canada, which exposes us to the risk of changes in the Canadian currency exchange rates. For the year ended December 31, 2017, approximately 20% of our total revenue was generated in Canada. Fluctuations in the relative strength of the Canadian economy and the Canadian dollar has in the past and could in the future adversely affect our revenue and operating results.
We are and will continue to be faced with many competitive challenges, any of which could adversely affect our prospects, operating results and financial condition.
We compete with pet owners that self-finance unexpected veterinary invoices with savings or credit, as well as traditional "pet insurance" providers and relatively new entrants into our market. The vast majority of pet owners in the United States and Canada do not currently have medical insurance for their pets. We are focused primarily on expanding our share of the overall market, and we view our primary competitive challenge as educating pet owners on why our subscription is a better alternative to self-financing.
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
To compete effectively, we will need to continue to invest significant resources in sales and marketing, in improving our member service levels, in the online experience and functionalities of our website and in other technologies and infrastructure. Failure to compete effectively against our current or future competitors could result in loss of current or potential members, subscription terminations or a reduction in member retention rates, which could adversely affect our pricing, lower our revenue and prevent us from achieving or maintaining profitability. We may not be able to compete effectively for members in the future against existing or new competitors, and the failure to do so could result in loss of existing or potential members, increased sales and marketing expenses or diminished brand strength, any of which could harm our business.
If we are not successful in cost-effectively converting visitors to our website and contact center into members, our business and operating results would be harmed.
Our growth depends in large part upon growth in our member base. We seek to convert consumers who visit our website and call our contact center into members. The rate at which consumers visiting our website and contact center seeking to enroll in our subscription are converted into members is a significant factor in the growth of our member base. A number of factors have influenced, and could in the future influence, the conversion rates for any given period, some of which are outside of our control. These factors include:

•	the competitiveness of our subscription, including its perceived value, simplicity, and fairness;

•	changes in consumer shopping behaviors due to circumstances outside of our control, such as economic conditions and consumers’ ability or willingness to pay for our product;

•	the quality of and changes to the consumer experience when speaking with us on the phone or using our website;

•
regulatory requirements, including those that make the experience on our website cumbersome or difficult to navigate or that hinder our ability to speak with potential members quickly and in a way that is conducive to converting leads, enrolling new pets, and/or resolving member concerns;

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

Our ability to convert consumers into members can be impacted by a change in the mix of referrals received through our member acquisition channels. In addition, changes to our website or contact center, or other programs or initiatives we undertake, may adversely impact our ability to convert consumers into members at our current rate, or at all. These changes may have the unintended consequence of adversely impacting our conversion rates. A decline in the percentage of members who enroll in our subscription on our website or by calling our contact center also could result in increased member acquisition costs. To the extent the rate at which we convert consumers into members suffers, the growth rate of our member base may decline, which would harm our business, operating results and financial condition.
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
We believe that maintaining and enhancing our brand recognition and reputation is critical to our relationships with existing members, Territory Partners, veterinarians and other referral sources, and to our ability to attract new members, new Territory Partners, additional supportive veterinarians and other referral sources. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our market continues to develop and mature. Our success in this area will depend on a wide range of factors, some of which are out of our control, including the following:

•	the efficacy and viability of our sales and marketing programs;

•	the perceived value of our subscription;

•	quality of service provided, including the fairness, ease and timeliness of reviewing and paying veterinary invoices;

•	actions of our competitors, Territory Partners, veterinarians and other referral sources;

•	positive or negative publicity, including regulatory pronouncements and material on the Internet or social media;

•	regulatory and other government-related developments; and

•	litigation-related developments.
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
Our business depends on our ability to maintain and scale the infrastructure necessary to operate our technology platform, which includes our analytics and pricing engine, systems for managing veterinary invoice payments, customer relationship management system, contact center phone system and website. We use these technology frameworks to price our subscriptions, enroll members, engage with current members and pay veterinary invoices. Our members review and purchase subscriptions through our website and contact center, and we receive and pay veterinarian invoices directly through Trupanion Express®. Our reputation and ability to acquire, retain and serve our members depends on the reliable performance of our technology platform and the underlying network systems and infrastructure, and on providing best-in-class member service, including through our contact center and website. As our member base continues to grow, the amount of information collected and stored on the systems and infrastructure supporting our technology platform will continue to grow, and we expect to require an increasing amount of network capacity, computing power and information technology personnel to develop and maintain our technology platform and service our departments involved in member interaction.

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
We have a team of product and engineering professionals dedicated in part to enhancing our technology platform and developing new solutions. We have made, and expect to continue to make, significant investments in these new solutions and enhancements. For example, we have made significant investments in Trupanion Express®, which is designed to facilitate the direct payment of invoices to veterinary practices. These development and implementation activities may not be successful, and we may incur delays or cost overruns or elect to curtail our currently planned expenditures related to them. Further, if or when these new solutions or enhancements are introduced, they may not be well received by veterinarians or by new or existing members, particularly if they are costly, cumbersome or unreliable. Even if they are well-received, they may be or become obsolete due to technological reasons or to the availability of alternative solutions in the marketplace. If new solutions and enhancements are not successful on a long-term basis, we may not recognize benefits from these investments, and our business and financial condition could be adversely affected.
If we fail to effectively manage our growth, our business, operating results and financial condition may suffer.
We have recently experienced, and expect to continue to experience, significant growth, which has placed, and may continue to place, significant demands on our management and our operational and financial systems and infrastructure. We expect that our growth strategy will require us to commit substantial financial, operational and technical resources. It may also result in increased costs, including unexpected increases in our underlying costs (such as member acquisition costs or increases in the number or amounts of veterinary invoices received) generated by our new business, which could prevent us from becoming profitable and could impair our ability to compete effectively for business. Additionally, we have in the past, and may in the future, experience increases in terminations as our membership grows, which negatively affects our retention rate. If we do not effectively manage growth at any time, our financial condition could be harmed and the quality of our services could suffer.
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
We may experience fluctuations in our revenue, expenses and operating results in future periods. Our operating results may fluctuate in the future as a result of a number of factors, many of which are beyond our control. These fluctuations may lead analysts to change their long-term models for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could result in declines in our stock price. Moreover, these fluctuations may make comparing our operating results on a period-to-period basis less meaningful and make our future results difficult to predict. You should not rely on our past results as an indication of our future performance. In addition, if revenue levels do not meet our expectations, our operating results and ability to execute on our business plan are likely to be harmed. In addition to the other factors listed in this “Risk Factors” section, factors that could affect our operating results include the following:

•	our ability to retain our current members and grow our member base;

•	the level of operating expense we elect to incur related to sales and marketing and technology and development initiatives that are discretionary in nature;

•	the effectiveness of our sales and marketing programs;

•	our ability to improve veterinarians’ and other third-parties’ willingness to recommend our subscription;

•	the timing, volume and amount of veterinary invoices and the adequacy of our related reserve;

•	our ability to accurately price our subscription and achieve required regulatory pricing approvals;

•	regulatory limitations or other constraints on our ability or our willingness to implement pricing changes;

•	the level of demand for and cost of our subscription or competing products;

•	fluctuations in applicable foreign currency exchange rates;

•	the perceived value of our subscription to veterinarians and pet owners;

•	spending decisions by our members and prospective members;

•	our costs and expenses, including pet acquisition costs and costs to pay and process veterinary invoices;

•	our ability to expand the scope and efficiency of our Territory Partner group;

•	our ability to effectively manage our growth;

•	the effects of increased competition in our business;

•	our ability to keep pace with changes in technology and our competitors;

•	the impact of any security incidents or service interruptions;

•	costs associated with defending any regulatory action or litigation or with enforcing our intellectual property, contractual or other rights;

•	the impact of economic conditions on our revenue and expenses; and

•	changes in government regulation affecting our business.
Seasonal or periodic variations in the behavior of our members also may cause fluctuations in our financial results. Enrollment in our subscription tends to be discretionary in nature and may be sporadic, reflecting overall economic conditions, budgeting constraints, pet-buying patterns and a variety of other factors, many of which are outside our control. For example, we expect to experience some effects of seasonal trends in visits to veterinarians in the fourth quarter and in the beginning of the first quarter of each year in connection with the traditional holiday season. While we believe seasonal trends have affected and will continue to affect our quarterly results, our growth may have overshadowed these effects to date. We believe that our business will continue to be subject to seasonality in the future, which may result in fluctuations in our financial results.
Due to these and other factors, our financial results for any quarterly or annual period may not meet our expectations or the expectations of investors or analysts that follow our stock and may not be meaningful indications of our future performance.

Our vertical integration may result in higher costs.
We manage all aspects of our business, including operating our own insurance subsidiary, implementing our own national independent referral group of Territory Partners, pricing our subscriptions with our in-house actuarial team, processing and paying veterinary invoices, operating our own contact center and owning our own brand. While we believe this vertically integrated approach reduces frictional costs and enhances members' experiences, third-party providers may, now or in the future, be able to replicate this model, partially or entirely, on a more efficient and effective basis. If our in-house services are or become less efficient or less effective than the same services provided by a third party, we may not realize the related cost savings and may be unable to provide a superior membership experience, which may have an adverse effect on our operating results.
Our forecasts of market growth may prove to be inaccurate, and even if the market for medical insurance for cats and dogs in North America achieves the forecasted growth, our business may not grow at similar rates, if at all.
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Although we believe that the North American market for pet medical insurance will grow over time if consumers are offered a high-value product, the market in North America has been historically growing slowly, if at all, and may not be capable of growing further. Even if this market experiences significant growth, we may not grow our business at similar rates, or at all. For example, the market for medical insurance for cats and dogs in North America has been highly competitive and may become even more competitive in the future. Our growth is subject to many factors, including our success in implementing our business strategy and maintaining our position in a highly competitive market, which are subject to many risks and uncertainties.
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
For example, we have written pet insurance policies for general agents since 2012. These policies are subject to materially different terms and conditions than our subscription. Further, the unaffiliated general agents administer these policies and market them to consumers. For the year ended December 31, 2017, premiums from these policies accounted for 8.0% of our total revenue. These relationships can be terminated by either party and, if terminated, would result in a reduction in our revenue to the extent we cannot enter other relationships and generate equivalent revenues with different general agents. In addition, the general agents control trust accounts they maintain on our behalf. If the general agents make operating decisions that adversely affect its business or brand, our business or brand could also be adversely affected.
In Canada, our medical plan is written by Omega General Insurance Company. If Omega were to terminate its underwriting arrangement with us, our business could be adversely affected.
In Canada, our medical plan is written by Omega, and we assume all premiums written by Omega and the related veterinary invoice expense through an agency agreement and a fronting and administration agreement. These agreements may be terminated by either party with one year’s prior written notice. If Omega were to terminate our agreement or be unable to write insurance for regulatory or other reasons, we may have to terminate subscriptions with our existing members, or suspend member enrollment and renewals, in Canada until we entered into a relationship with another third party to write our subscription, which may take a significant amount of time and require significant expense. We may not be able to enter into a new relationship, and any new relationship would likely be on less favorable terms. Any delay in entry into a new relationship or suspension of member enrollment and renewals could have a material adverse effect on our operating results and financial condition.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we no longer qualify for the exemption provided to an emerging growth company, as defined by The Jumpstart Our Business Startups Act of 2012 (the JOBS Act).

We may not detect errors on a timely basis and our financial statements may be materially misstated. We have had in the past, and may have in the future, material weaknesses and significant deficiencies in our internal control over financial reporting. If we or our independent registered public accounting firm identify future material weaknesses in our internal control over financial reporting, we are unable to comply with the requirements of Section 404 in a timely manner, we are unable to assert that our internal control over financial reporting is effective or our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
If our security measures are breached and unauthorized access is obtained to our data, including our members’ data, we may lose our competitive advantage, our systems may be perceived as not being secure and we may incur third-party liability.
Our data repository contains proprietary information that we believe gives us a competitive advantage, including data on veterinary invoices received and other data with respect to members, Territory Partners, veterinarians and other third parties. Security breaches could expose us to a risk of loss of our data and/or disclosure of this data, either publicly or to a third party who could use the information to gain a competitive advantage. In the event of a loss of our systems or data, we could experience increased costs or delays, which in turn may harm our financial condition, damage our brand and result in the loss of members. Such a disclosure also could lead to litigation and possible liability.
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
Any legal disputes or regulatory penalties involving us may be publicly announced, which could materially harm our reputation and adversely affect our business. We also provide information on our website, through our contact center and in other ways regarding pet health, the pet insurance industry in general and our subscription, including information relating to subscription fees, benefits, exclusions, limitations, availability and medical plan comparisons. A significant amount of both automated and manual effort is required to maintain the information on our website. Separately, from time to time, we use the information provided on our website and otherwise collected by us to publish reports designed to educate consumers. For example, we produce a significant amount of marketing materials regarding our subscription. If the information we provide on our website, through our contact centers or otherwise is not accurate or is construed as misleading, or if we improperly assist individuals in purchasing subscriptions, our members, competitors or others could attempt to hold us liable for damages, our relationships with veterinarians and other referral sources could be terminated and regulators could attempt to subject us to penalties, revoke our licenses to transact business in one or more jurisdictions or compromise the status of our licenses to transact our business in other jurisdictions, which could result in our loss of revenue. In the ordinary course of operating our business, we may receive complaints that the information we provided was not accurate or was misleading. These types of claims could be time-consuming and expensive to defend, could divert our management’s attention and other resources and could cause a loss of confidence in our business. As a result, whether or not we are able to successfully resolve these claims, they could harm our business, operating results and financial condition.
We are subject to a number of risks related to accepting automatic fund transfers and credit card and debit card payments.
We accept payments of subscription fees from our members through automatic fund transfers and credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in the number of members who utilize credit and debit cards to pay their subscription fees or related credit and debit card fees would reduce our margins and could require us to increase subscription fees, which could cause us to lose members and revenue, or suffer an increase in our operating expenses, either of which could adversely affect our operating results.

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
We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard (PCI DSS), a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. In the past we may not have been, we currently are not and in the future we may not be, fully or materially compliant with PCI DSS, or other payment card operating rules. Any failure to comply fully or materially with the PCI DSS now or at any point in the future may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully or materially also may subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. In addition, there is no guarantee that PCI DSS compliance, if we are able to become compliant, will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.
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
We currently hold several registered trademarks, including “Trupanion”. Trademark protection may not always be available, or sought by us, in every country in which our subscription is available. Competitors may adopt names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly confusing members. Moreover, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate marks similar to our trademarks.
We may take action, including initiating litigation, to protect our intellectual property rights and the integrity of our brand, and these efforts may prove costly, ineffective and increase the likelihood of counterclaims against us.

We currently hold the “Trupanion.com” Internet domain name and numerous other related domain names. Domain names generally are regulated by Internet regulatory bodies. If we lose the ability to use a domain name in the United States, Canada or any other country, we may be forced to acquire domain names at significant cost or, in the alternative, be forced to incur significant additional expenses to market our subscription, including the development of a new brand and the creation of new promotional materials, which could substantially harm our business and operating results. The regulation of domain names in the United States, Canada and in other foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the “Trupanion” name in all of the countries in which we currently intend to conduct business.
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
If we were to discover or be notified that our services potentially infringe or otherwise violate the intellectual property rights of others, we may need to obtain licenses from these parties in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, and any such license may substantially restrict our use of the intellectual property. Moreover, if we are sued for infringement and lose the lawsuit, we could be required to pay substantial damages or be enjoined from offering the infringing services. Any of the foregoing could cause us to incur significant costs and prevent us from selling or properly administering subscriptions or performing under our other contractual relationships.
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
From time to time, we have been, and in the future may become, subject to litigation, claims and regulatory proceedings and inquiries, including market conduct examinations and investigations by state insurance regulatory agencies and threatened or filed lawsuits by, among others, government agencies, employees, competitors, current or former members, or business partners.
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
The credit agreement governing our revolving line of credit contains various restrictive covenants, including restrictions on our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, permit withdrawals from APIC (with certain exceptions) and conduct operations in certain of our Canadian subsidiaries. Our credit agreement also contains certain financial covenants, including having APIC maintain statutory capital and surplus at all times of not less than the greater of the amount required by regulatory statute or 110% of the highest amount of statutory capital and surplus required in any state in which APIC is licensed; maintaining a minimum cash balance of $0.6 million in our account at Western Alliance Bank (WAB) and/or WAB affiliates and other cash or investments of $1.4 million in our accounts at Pacific Western Bank (PWB); maintaining all of our depository and operating accounts at PWB and/or WAB; maintaining certain investment accounts at PWB and/or PWB affiliates; achieving certain quarterly revenue levels and claims ratio thresholds; maintaining greater than negative $1.0 million net total of operating cash flow and capital expenditures quarterly; and remaining within certain monthly maximum EBITDA loss levels. EBITDA is defined as earnings, plus an amount equal to the sum of (i) tax, plus (ii) depreciation and amortization, plus (iii) interest and non-cash expenses, plus (iv) any non-cash stock-based compensation expense, plus (v) (gain)/loss from equity method investments. Our ability to meet these restrictive covenants can be affected by events beyond our control, and we have been in the past, and may be in the future, unable to do so. In addition, our failure to maintain effective internal controls to measure compliance with our financial covenants could affect our ability to take corrective actions on a timely basis and could result in our being in breach of these covenants. Our credit agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare any future amounts outstanding under our credit agreement to be immediately due and payable. If we are unable to repay those amounts, our financial condition could be adversely affected.
Any indebtedness we incur could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy any of our debt service obligations.
As of December 31, 2017, we had $9.5 million outstanding indebtedness under our revolving line of credit. We may incur indebtedness in the future, including any additional borrowings available under our revolving line of credit. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
We currently pay income tax, premium tax, transaction tax and other taxes in certain jurisdictions in which we do business. A successful assertion by one or more jurisdictions that we should be paying income, premium, transaction or other taxes on our income or in connection with enrollment or intercompany services, or the enactment of new laws requiring the payment of income, premium, transfer or other taxes in connection with our business operations, including enrollment or intercompany services, could result in substantial tax liabilities.
If consumer acceptance of the Internet as an acceptable marketplace for our subscription does not continue to increase, our growth prospects will be harmed.
Our success depends in part on widespread consumer acceptance of the Internet as a marketplace for the purchase of medical insurance for cats and dogs. Internet use may not continue to develop at historical rates, and consumers may not continue to use the Internet to research, select and purchase insurance. In addition, the Internet may not be accepted as a viable resource for a number of reasons, including lack of security of information or privacy protection, possible disruptions, computer viruses or other damage to Internet servers or to users’ computers, and excessive governmental regulation.
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
Our business may be affected by changes in the economic environment. Medical insurance for cats and dogs is a discretionary purchase, and members may reduce or eliminate their discretionary spending during an economic downturn, resulting in an increase in terminations and a reduction in the number of new member enrollments. We may experience a material increase in terminations or a material reduction in our member retention rate in the future, especially in the event of a prolonged recessionary period or a downturn in economic conditions. Conversely, consumers may have more income to pay veterinary costs out-of-pocket and less desire to purchase our subscription during a period of economic growth. In addition, media prices may increase during a period of economic growth, which could increase our sales and marketing expenses. As a result, our business, operating results and financial condition may be significantly affected by changes in the economic environment.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.
We may decide to acquire businesses, products and technologies. Our ability to successfully make and integrate acquisitions is unproven. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Further, even if we successfully acquire additional businesses or technologies, we may not be able to migrate the policyholders to our subsciption, integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business or technology. In addition, we may unknowingly inherit liabilities from future acquisitions that arise after the acquisition and are not adequately covered by indemnities. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. If an acquired business or technology fails to meet our expectations, our business, operating results and financial condition may suffer.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2017, we had U.S. federal net operating loss carryforwards of approximately $86.7 million that will begin to expire in 2027. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Pursuant to Sections 382 and 383 of the Code, annual use of our net operating loss carryforwards and credit carryforwards may be limited if we experience an ownership change. We believe the utilization of approximately $0.5 million of net operating losses are subject to limitation as a result of prior ownership changes based on our Section 382 study performed as of September 30, 2016. We note subsequent ownership changes may have already and may further affect the limitation in future years.
We may explore opportunities to expand our operations globally, and we may therefore become subject to a number of risks associated with international expansion and operations.
As part of our growth plan, we expect to explore opportunities to expand our operations globally. We have no history of marketing, selling, administrating and supporting our subscription for consumers outside of the United States, Canada and Puerto Rico. International sales and operations are subject to a number of risks, including the following:

•
regulatory rules and practices, foreign exchange controls, tariffs, tax laws and treaties that are different than those we operate under in the United States, Canada and Puerto Rico and that carry a greater risk of unexpected changes;

•	the costs and resources required to modify our technology and sell our subscription in non-English speaking countries;

•	the costs and resources required to modify our subscription appropriately to suit the needs and expectations of residents and veterinarians in such foreign countries;

•
our data analytics platform may have limited applicability in foreign countries, which may impact our ability to develop adequate underwriting criteria and accurately price subscriptions in such countries;

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
A downgrade in the financial strength rating of our insurance company may have an adverse effect on our competitive position, the marketability of our subscription, and/or on our liquidity, access to and cost of borrowing, operating results and financial condition.
Although we do not believe that the financial strength rating of APIC is material for customers or to understand our business beyond what is already publicly available, financial strength ratings can be important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. On an ongoing basis, rating agencies review the financial performance and condition of APIC and could downgrade or change the outlook on its ratings due to, for example, a change in its statutory capital, a change in the rating agency’s determination of the amount of risk-based capital required to maintain a particular rating or a reduced confidence in management or its business strategy, as well as a number of other considerations that may or may not be under our control. The insurance financial strength rating of APIC is subject to quarterly review, and APIC may not retain the current rating. A downgrade in this or any future ratings could have a material effect on our sales, our competitiveness, the marketability of our subscription, our liquidity, access to and cost of borrowing, operating results and financial condition.
Our business is subject to the risks of earthquakes, floods, fires and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.
Our systems and operations are vulnerable to damage or interruption from earthquakes, human error, intentional bad acts, hurricanes, floods, fires, power losses, telecommunications failures, hardware and system failures, terrorist attacks, acts of war, break-ins or similar events. For example, our corporate headquarters and facilities are located in Seattle, Washington near known earthquake fault zones and are vulnerable to significant damage from earthquakes. In addition, cyber-attacks or acts of terrorism could cause disruptions in our business or the economy as a whole. Our servers and systems may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential member data. We currently have limited disaster recovery capability, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Such disruptions could negatively impact our ability to run our business, which could have an adverse effect on our operating results and financial condition.
Risks Related to Compliance with Laws and Regulations
We may not maintain the amount of risk-based capital required to avoid additional regulatory oversight, which may adversely affect our ability to operate our business.
Memberships in our U.S. subscription are written by APIC. APIC is an insurance company domiciled in the state of New York and licensed by the New York Department of Financial Services. Regulators in the states in which we do business impose risk-based capital requirements on APIC that generally are approved by the National Association of Insurance Commissioners to ensure APIC maintains reasonably appropriate levels of surplus to protect our members against adverse developments in APIC’s financial circumstances, taking into account the risk characteristics of our assets, liabilities and certain other items. Generally, the NY DFS will compare, on an annual basis as of December 31 or more often as deemed necessary, an insurer’s total adjusted capital and surplus against what is referred to as an “Authorized Control Level” of risk-based capital that is calculated based on a formula designed to estimate an insurer’s capital adequacy. There generally are five outcomes possible from this comparison, depending on the insurer’s level of risk-based capital as compared to the applicable Authorized Control Level.

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

As of December 31, 2017, APIC was required to maintain at least $22.2 million of risk-based capital to satisfy the No Action Level (the highest of the above levels). As of December 31, 2017, APIC maintained $37.2 million of risk-based capital. The NY DFS may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow.
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
We may require additional capital to meet our risk-based capital requirements, operate or expand our business or respond to unforeseen circumstances. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. Further, volatility in the credit or equity markets may have an adverse effect on our ability to obtain debt or equity financing or the cost of such financing. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms. If funds are unavailable to us on reasonable terms when we need them, we may be unable to meet our risk-based capital requirements, train and support our employees, support Territory Partners, maintain the competitiveness of our technology, pursue business opportunities, service our existing debt, pay veterinary invoices or acquire new members, any of which could have an adverse effect on our business, operating results and financial condition.
If we fail to comply with the numerous laws and regulations that are applicable to the sale of medical insurance for cats and dogs, our business and operating results could be harmed.
The sale of medical insurance for cats and dogs, which is considered a type of property and casualty insurance in most jurisdictions, is heavily regulated by each state in the United States, in the District of Columbia, in Puerto Rico and by Canadian federal, provincial and territorial governments. In the United States, state insurance regulators are charged with protecting policyholders and have broad regulatory, supervisory and administrative powers over our business practices. Because we do business in all 50 states, the District of Columbia, all Canadian provinces and territories and Puerto Rico, compliance with insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:

•	grant and revoke licenses to transact insurance business;

•	conduct inquiries into the insurance-related activities and conduct of agents and agencies and others in the sales, marketing and promotional channels;

•	require and regulate disclosure in connection with the sale and solicitation of insurance policies;

•	authorize how, by which personnel and under what circumstances insurance premiums can be quoted and published and an insurance policy sold;

•	approve which entities or individuals can be paid commissions from carriers and the circumstances under which they may be paid;

•	regulate the content of insurance-related advertisements, including web pages, and other marketing practices;

•	approve policy forms, require specific benefits and benefit levels and regulate premium rates;

•	impose fines and other penalties; and

•	impose continuing education requirements.
While the U.S. federal government does not directly regulate the insurance industry, federal legislation and administrative policies can also affect us. Congress and various federal agencies periodically discuss proposals that would provide for federal oversight of insurance companies. We cannot predict whether any such laws will be enacted or the effect that such laws would have on our business. We also do business in all ten provinces and three territories of Canada. The provincial and territorial insurance regulators have the power to regulate the market conduct of insurers and insurance intermediaries, and the licensing and supervision of insurance agents, and brokers, along with enforcement rights, including the right to assess administrative monetary penalties in certain provinces.
Insurance companies are also regulated at the federal level in Canada, and the Insurance Companies Act prohibits a foreign entity from insuring risks in Canada unless it is authorized by an Order made by the Superintendent of Financial Institutions (Canada) permitting it to do so.
Due to the complexity, periodic modification and differing interpretations of insurance laws and regulations, we have not always been, and we may not always be, in compliance with them. New insurance laws, regulations and guidelines also may not be compatible with the manner in which we market and sell subscriptions in all of our jurisdictions and member acquisition channels, including over the Internet. Failure to comply with insurance laws, regulations and guidelines or other laws and regulations applicable to our business could result in significant liability, additional department of insurance licensing requirements, the revocation of licenses in a particular jurisdiction or our inability to sell subscriptions, which could significantly increase our operating expenses, result in the loss of our revenue and otherwise harm our business, operating results and financial condition.
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
In addition, we have received, and may in the future receive, inquiries from regulators regarding our marketing and business practices. These inquires may include investigations regarding a number of our business practices, including the manner in which we market and sell subscriptions, the manner in which we write policies for any unaffiliated general agent, and whether any amounts we pay to hospitals or hospital groups is appropriate. Any modification of our marketing or business practices in response to regulatory inquiries could harm our business, operating results or financial condition and lead to reputational harm.
A regulatory environment that limits rate increases may adversely affect our operating results and financial condition.
Many states, including New York, have adopted laws or are considering proposed legislation that, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or not renew existing policies, and many state regulators have the power to reduce, or to disallow increases in premium rates. Most states, including New York, require licensure and regulatory approval prior to marketing new insurance products. Our practice has been to regularly reevaluate the price of our subscriptions, with any pricing changes implemented at least annually, subject to the review and approval of the state regulators, who may reduce or disallow our pricing changes. Such review has often in the past resulted, and may in the future result, in delayed implementation of pricing changes and prevent us from making changes we believe are necessary to achieve our targeted payout ratio, which could adversely affect our operating results and financial condition. In addition, we may be prevented by regulators from limiting significant pricing changes, requiring us to raise rates more quickly than we otherwise may desire. This could damage our reputation with our members and reduce our retention rates, which could significantly damage our brand, result in the loss of expected revenue and otherwise harm our business, operating results and financial condition.

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
Regulations that require individuals or entities that sell medical insurance for cats and dogs or process claims to be licensed may be interpreted to apply to our business, which could require us to modify our business practices, create liabilities, damage our reputation, and harm our business.
Insurance regulators generally require that each individual who transacts pet insurance business on our behalf must maintain a valid license in one or more jurisdictions. Regulators may also require certain individuals who process claims to be licensed. These requirements are subject to a variety of interpretations between jurisdictions. We may not interpret and apply the requirements in the same manner as all applicable regulators, and, even if we have, the requirements or regulatory interpretations of those requirements may change. Regulators have in the past and/or may in the future determine that certain of our personnel or referral sources were performing licensable activities without the required license. If such persons were not in fact licensed in any such jurisdiction, we could become subject to conviction for an offense or the imposition of an administrative penalty, and liable for significant penalties. We would also likely be required to modify our business practices and/or sales and marketing programs, or license the affected individuals, which may be impractical or costly and time-consuming to implement. Any modification of our business or marketing practices in response to regulatory licensing requirements could harm our business, operating results or financial condition.
Most insurance legislation requires entities that solicit the sale of pet insurance to be validly licensed in the applicable jurisdiction. If an insurance regulator were to determine that any entity soliciting the sale of a subscription on our behalf did not hold the required license, we may have to modify our business practices or marketing efforts, or license the affected entities, which may be costly and time-consuming to implement.
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
The laws and regulations governing the offer, sale and purchase of medical insurance for cats and dogs are subject to change, and future changes may be adverse to our business. For example, if a jurisdiction were to increase our risk-based capital requirements or alter the requirements for obtaining or maintaining an agent’s license in connection with the enrollment of a member, it could have a material adverse effect on our operations. Some states in the United States have adopted, and others are expected to adopt, new laws and regulations related to the insurance industry. It is difficult to predict how these or any other new laws and regulations will impact our business, but, in some cases, changes in insurance laws, regulations and guidelines may be incompatible with various aspects of our business and require that we make significant modifications to our existing technology or practices, which may be costly and time-consuming to implement and could also harm our business, operating results and financial condition.

Failure to comply with federal, state and provincial laws and regulations relating to privacy and security of personal information, and civil liabilities relating to breaches of privacy and security of personal information, could create liabilities for us, damage our reputation and harm our business.
A variety of U.S. and Canadian federal, state and provincial laws and regulations govern the collection, use, retention, sharing and security of personal information. We collect and utilize demographic and other information from and about our members when they visit our website, call our contact center and apply for enrollment. Further, we use tracking technologies, including “cookies,” to help us manage and track our members’ interactions and deliver relevant advice and advertising. Claims or allegations that we have violated applicable laws or regulations related to privacy and data security could in the future result in negative publicity and a loss of confidence in us by our members and our participating service providers, and may subject us to fines by credit card companies and the loss of our ability to accept credit and debit card payments. In addition, we have posted privacy policies and practices concerning the collection, use and disclosure of member data on our website. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, our use and retention of personal information could lead to civil liability exposure in the event of any disclosure of such information due to hacking, viruses, inadvertent action or other use or disclosure. Several companies have been subject to civil actions, including class actions, relating to this exposure.
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
The laws governing general commerce on the Internet remain unsettled and it may take years to fully determine whether and how existing laws such as those governing insurance, intellectual property, privacy and taxation apply to the Internet. In addition, the growth and development of the market for electronic commerce and Internet-related pet insurance advertisements and transactions may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business and selling subscriptions over the Internet. Any new laws or regulations or new interpretations of existing laws or regulations relating to the Internet could harm our business and we could be forced to incur substantial costs in order to comply with them, which would harm our business, operating results and financial condition.
Additionally, we use email to market our services to potential members and as a means of communicating with our existing members. The laws and regulations governing the use of email for commercial purposes continue to evolve and the growth and development of the market for commerce over the Internet may lead to the adoption of additional legislation. Failure to comply with existing or new laws regarding electronic communications with members could lead to significant damages. We have incurred, and will continue to incur, expenses to comply with electronic messaging laws. If new laws or regulations are adopted, or existing laws and regulations are interpreted, to impose additional restrictions on our ability to send email to our members or potential members, we may not be able to communicate with them in a cost-effective manner. In addition to legal restrictions on the use of email for commercial purposes, Internet and email service providers and others attempt to block the transmission of unsolicited email, commonly known as “spam.” Many service providers have relationships with organizations whose purpose it is to detect and notify the Internet and email service providers of entities that the organization believes is sending unsolicited email. If an Internet or email service provider identifies messaging and email from us as “spam” as a result of reports from these organizations or otherwise, we could be placed on a restricted list that will block our emails to members or potential members. If we are restricted or unable to communicate by email with our members and potential members as a result of legislation, blockage or otherwise, our business, operating results and financial condition would be harmed.
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
The market price of our common stock has been and is likely to continue to fluctuate widely. Factors affecting the market price of our common stock include:

•	variations in our operating results, earnings per share, cash flows from operating activities, and key operating metrics, and how those results compare to analyst expectations;

•
forward-looking guidance that we provide to the public and industry and financial analysts related to future revenue and profitability, and any change in that guidance or our failure to achieve the results reflected in that guidance;

•	the net increases in the number of members, either independently or as compared with published expectations of industry, financial or other analysts that cover our company;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of changes to our subscription, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	recruitment or departure of key personnel;

•	the economy as a whole and market conditions in our industry;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;

•	the number of shares of our stock trading on a regular basis; and

•	any other factors discussed in these risk factors.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located at 6100 4th Avenue South, Seattle, Washington. The lease for our principal office is for 89,900 square feet and expires in July 2026. This lease includes provisions that increase our principal office space to a total of 107,642 square feet in 2018. We also occupy 1,600 square feet of office space in Vancouver, British Columbia pursuant to a lease that expires in March 2022.
Item 3. Legal Proceedings
Information with respect to this item may be found in Note 7 of Item 8, "Financial Statements and Supplementary Data", under the caption, "Legal Proceedings" which information is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market for our Common Stock
Our common stock began trading on the New York Stock Exchange (NYSE) under the symbol “TRUP” on July 18, 2014. Prior to that time, there was no public market for our common stock. On June 17, 2016, we voluntarily transferred the listing of our common stock from the NYSE to the NASDAQ Global Market of the NASDAQ Stock Market LLC (NASDAQ) where our common stock continues to be traded under the symbol “TRUP”. The following table sets forth the high and low intra-day sales price per share for our common stock on the NASDAQ and NYSE for the period indicated:

	Fiscal Year 2017		Fiscal Year 2016
	High	Low	High	Low
1st Quarter	$16.99	$13.91	$9.85	$7.82
2nd Quarter	$23.16	$14.39	$15.92	$9.54
3rd Quarter	$26.93	$21.00	$16.93	$13.52
4th Quarter	$32.68	$26.08	$17.18	$14.75
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
Holders of Record
As of February 7, 2018, there were 43 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.
Securities Authorized for Issuance under Equity Compensation Plans
The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2018. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.”
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This chart compares the stockholder return on an investment of $100 at the close of market on July 18, 2014 for (1) our common stock, (2) the S&P Small Cap 600 Index, (3) the NASDAQ-100 Technology Sector Index, and (4) the Russell 2000 Index. All values assume the reinvestment of any dividends; however, no dividends have been declared on our common stock to date. The stockholder return on the following graph is not necessarily indicative of future performance.

	7/18/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Trupanion Inc.	$100.00	$60.79	$85.61	$136.14	$256.75
S&P Small Cap 600 Index	$100.00	$104.67	$101.16	$126.19	$140.99
NASDAQ-100 Technology Sector Index	$100.00	$108.80	$106.25	$131.81	$180.16
Russell 2000 Index	$100.00	$104.61	$98.63	$117.85	$133.34

Item 6. Selected Financial Data
The selected statements of operations, balance sheet, and other data presented below should be read with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. The selected statements of operations and balance sheet data are derived from our audited consolidated financial statements included elsewhere in this report and our previously audited financial statements that are not included herein. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated statements of operations data:
Revenue:
Subscription business	$218,354	$173,356	$133,406	$103,502	$76,413
Other business	24,313	14,874	13,557	12,408	7,416
Total revenue	242,667	188,230	146,963	115,910	83,829
Cost of revenue:
Subscription business(1)	176,883	141,321	109,428	85,169	61,394
Other business	22,734	13,621	12,306	10,867	6,791
Total cost of revenue	199,617	154,942	121,734	96,036	68,185
Gross profit:
Subscription business	41,471	32,035	23,978	18,333	15,019
Other business	1,579	1,253	1,251	1,541	625
Total gross profit	43,050	33,288	25,229	19,874	15,644
Operating expenses:
Technology and development(1)	9,768	9,534	11,215	9,899	4,888
General and administrative(1)	16,820	15,205	15,558	14,312	8,652
Sales and marketing(1)	19,104	15,247	15,231	11,608	9,091
Total operating expenses	45,692	39,986	42,004	35,819	22,631
Operating loss	(2,642)	(6,698)	(16,775)	(15,945)	(6,987)
Interest expense	533	218	325	6,726	609
Other (income) expense, net	(1,244)	(58)	(9)	(1,487)	671
Loss before income taxes	(1,931)	(6,858)	(17,091)	(21,184)	(8,267)
Income tax (benefit) expense	(428)	38	114	(7)	(92)
Net loss	$(1,503)	$(6,896)	$(17,205)	$(21,177)	$(8,175)

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenue	$594	$275	$263	$315	$230
Technology and development	216	246	404	461	351
General and administrative	1,887	1,893	1,889	2,755	680
Sales and marketing	722	532	446	553	677
Total stock-based compensation expense	$3,419	$2,946	$3,002	$4,084	$1,938

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$25,706	$23,637	$17,956	$53,098	$14,939
Short-term investments	37,590	29,570	25,288	22,371	16,088
Working capital	40,692	34,729	30,016	62,111	13,710
Total assets	105,859	82,345	70,917	98,306	51,653
Warrant liabilities	—	—	—	—	4,900
Current and long-term debt	9,324	4,767	—	14,900	26,099
Total liabilities	57,425	37,630	25,561	39,031	52,928
Common stock and additional paid-in capital	134,511	129,574	122,844	119,045	5,769
Convertible preferred stock	—	—	—	—	31,724
Accumulated deficit	(82,784)	(81,281)	(74,385)	(57,180)	(36,003)
Total stockholders' equity (deficit)	48,434	44,715	45,356	59,275	(32,999)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Other operational data(1):
Total subscription pets enrolled (at period end)	371,683	323,233	272,636	215,491	168,405
Total pets enrolled (at period end)	423,194	343,649	291,818	232,450	182,497
Monthly average revenue per pet	$52.07	$47.82	$45.04	$44.14	$42.56
Lifetime value of a pet (LVP)	$727	$631	$591	$591	$619
Average pet acquisition cost (PAC)(2)	$152	$123	$132	$121	$104
Average monthly retention	98.63%	98.60%	98.64%	98.69%	98.65%

(1) For more information about how we calculate total subscription pets enrolled, total pets enrolled, monthly average revenue per pet, lifetime value of a pet, average pet acquisition cost and average monthly retention, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics.”
(2) Average pet acquisition cost is calculated in part based on net acquisition cost, a non-GAAP financial measure. For more information about net acquisition cost and a reconciliation of sales and marketing expenses to net acquisition cost, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We provide medical insurance for cats and dogs throughout the United States, Canada and Puerto Rico. Our data-driven, vertically-integrated approach enables us to provide pet owners with what we believe is the highest value medical insurance for their pets, priced specifically for each pet’s unique characteristics. Our growing and loyal member base provides us with highly predictable and recurring revenue. We operate our business similar to other subscription-based businesses, with a focus on maximizing the lifetime value of each pet while sustaining a favorable ratio of lifetime value relative to pet acquisition cost, based on our desired return on investment.
We operate in two business segments: subscription business and other business. We generate revenue in our subscription business segment primarily from subscription fees for our medical insurance, which we market to consumers. Fees are paid at the beginning of each subscription period, which automatically renews on a monthly basis. We generate revenue in our other business segment writing policies on behalf of third parties, where we do not undertake the marketing, and have more of a business-to-business relationship. Our other business segment consists of companies or organizations that choose to provide medical insurance for cats and dogs as a benefit to their employees or members, and contracts include multiple pets. The policies in our other business segment may be materially different from our subscription business. Our ultimate goal is to build the Trupanion brand by continuing to offer the highest value proposition in the industry and maintain strong alignment with the veterinary community. We believe our activities in our other business segment benefit the overall market for pet medical insurance by expanding upon product options and distribution models within other market niches.
We generate leads for our subscription business through both third-party referrals and direct-to-consumer acquisition channels, which we then convert into members through our website and contact center. Veterinary practices represent our largest referral source. We engage a national referral group of Territory Partners. These independent contractors are dedicated to cultivating direct veterinary relationships and building awareness of the benefits of our subscription to veterinarians and their clients. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, Trupanion. We pay Territory Partners fees based on activity in their regions. We also receive a significant number of new leads from existing members adding pets and referring their friends and family members. Our direct-to-consumer acquisition channels serve as important resources for pet owner education and drive new member leads and conversion. We continuously evaluate the effectiveness of our member acquisition channels and marketing initiatives based upon their return on investment, which we measure by comparing the ratio of the lifetime value of a pet generated through each specific channel or initiative to the related acquisition cost.
Key Operating Metrics
The following tables set forth our key operating metrics for our subscription business for the periods ended December 31, 2017, 2016 and 2015, and for each of the last eight fiscal quarters.

	Year Ended December 31,
	2017	2016	2015
Total subscription pets enrolled (at period end)	371,683	323,233	272,636
Total pets enrolled (at period end)	423,194	343,649	291,818
Monthly average revenue per pet	$52.07	$47.82	$45.04
Lifetime value of a pet (LVP)	$727	$631	$591
Average pet acquisition cost (PAC)	$152	$123	$132
Average monthly retention	98.63%	98.60%	98.64%

	Period Ended
	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
Total subscription pets enrolled (at period end)	371,683	359,102	346,409	334,909	323,233	312,282	299,856	287,123
Total pets enrolled (at period end)	423,194	404,069	383,293	364,259	343,649	334,070	320,896	307,298
Monthly average revenue per pet	$53.17	$52.95	$51.47	$50.50	$49.17	$48.37	$47.39	$46.12
Lifetime value of a pet (LVP)	$727	$701	$654	$637	$631	$624	$622	$603
Average pet acquisition cost (PAC)	$184	$151	$143	$128	$133	$120	$118	$123
Average monthly retention	98.63%	98.61%	98.57%	98.58%	98.60%	98.61%	98.64%	98.65%
Total subscription pets enrolled. Total subscription pets enrolled reflects the number of pets in active memberships at the end of each period presented. We monitor total subscription pets enrolled because it provides an indication of the growth of our subscription business.
Total pets enrolled. Total pets enrolled reflects the number of subscription pets or pets enrolled in one of the insurance products offered in our other business segment at the end of each period presented. We monitor total pets enrolled because it provides an indication of the growth of our consolidated business.
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

Lifetime value of a pet. Lifetime value of a pet (LVP) is a business operating metric that we believe reflects the lifetime value we might expect from a new pet enrollment. We calculate LVP based on gross profit from our subscription business segment for the 12 months prior to the period end date excluding stock-based compensation expense related to cost of revenue from our subscription business segment, sign-up fee revenue and the change in deferred revenue between periods, multiplied by the implied average subscriber life in months. Implied average subscriber life in months is calculated as the quotient obtained by dividing one by one minus the average monthly retention rate. We monitor LVP to assess how much lifetime value we might expect from new pets over their implied average subscriber life in months and to evaluate the amount of sales and marketing expenses we may want to incur to attract new pet enrollments.
Average pet acquisition cost. Average pet acquisition cost (PAC) is calculated as net acquisition cost divided by the total number of new subscription pets enrolled in that period. Net acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as sales and marketing expense, excluding stock-based compensation expense and other business segment sales and marketing expense, offset by sign-up fee revenue. We exclude stock-based compensation expense because the amount varies from period to period based on number of awards issued and market-based valuation inputs. We offset sign-up fee revenue because it is a one-time charge to new members collected at the time of enrollment used to partially offset initial setup costs, which are included in sales and marketing expenses. We exclude other business segment sales and marketing expense because that does not relate to subscription enrollments. We monitor average pet acquisition cost to evaluate the efficiency of our sales and marketing programs in acquiring new members and measure effectiveness using the ratio of our lifetime value of a pet to average pet acquisition cost, based on our desired return on investment.
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of December 31, 2017 is an average of each month’s retention from January 1, 2017 through December 31, 2017. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

Non-GAAP Financial Measures
We believe that using net acquisition cost to calculate and present certain of our other key metrics is helpful to our investors and an important tool for financial and operational decision-making and evaluating our operating results over different periods of time. Measuring net acquisition cost by removing stock-based compensation expense and other business segment sales and marketing expense offset by sign-up fee revenue provides for a more comparable metric across periods.
This measure, which is a non-GAAP financial measure, may not provide information that is directly comparable to that provided by other companies in our industry. In addition, this measure excludes stock-based compensation expense, which has been, and is expected to continue to be for the foreseeable future, a significant recurring component of our sales and marketing expense. The presentation and utilization of non-GAAP financial measures is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.
The following tables reflect the reconciliation of net acquisition cost to sales and marketing expense (in thousands):

	Year Ended December 31,
	2017	2016	2015
Sales and marketing expense	$19,104	$15,247	$15,231
Net of sign-up fee revenue	(2,169)	(2,073)	(1,983)
Excluding:
Stock-based compensation expense	(722)	(532)	(446)
Other business segment sales and marketing expense	(218)	(218)	(80)
Net acquisition cost	$15,995	$12,424	$12,722

	Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
Sales and marketing expense	$5,781	$4,862	$4,372	$4,089	$3,951	$3,892	$3,564	$3,840
Net of sign-up fee revenue	(550)	(558)	(517)	(544)	(526)	(525)	(495)	(527)
Excluding:
Stock-based compensation expense	(172)	(165)	(198)	(187)	(113)	(172)	(165)	(82)
Other business segment sales and marketing expense	(56)	(51)	(63)	(48)	(62)	(63)	(55)	(38)
Net acquisition cost	$5,003	$4,088	$3,594	$3,310	$3,250	$3,132	$2,849	$3,193
Components of Operating Results
General
We operate in two business segments: subscription business and other business. Our subscription business segment includes revenue and expenses related to monthly subscriptions for pet medical insurance, which we market to consumers. When we do not directly market and sell to consumers, we classify the related revenue and expenses in our other business segment.
Revenue
We generate revenue in our subscription business segment primarily from subscription fees for our pet medical insurance. Fees are paid at the beginning of each subscription period, which automatically renews on a monthly basis. In most cases, our members authorize us to directly charge their credit card, debit card or bank account through automatic funds transfer. Subscription revenue is recognized on a pro rata basis over the monthly enrollment term. Membership may be canceled at any time without penalty, and we issue a refund for the unused portion of the canceled membership.
We generate revenue in our other business segment primarily from writing policies on behalf of third parties where we do not undertake the direct consumer marketing. This segment includes the writing of policies that may be materially different from our subscription.

Cost of Revenue
Cost of revenue in each of our segments is comprised of the following:
Veterinary invoice expense
Veterinary invoice expense includes our costs to review veterinary invoices, administer the payments, and provide member services, and other operating expenses directly or indirectly related to this process. We also accrue for veterinary invoices that have been incurred but not yet received. This also includes amounts paid by unaffiliated general agents, and an estimate of amounts incurred and not yet paid for our other business segment.
Other cost of revenue
Other cost of revenue for the subscription business segment includes direct and indirect member service expenses, Territory Partner renewal fees, credit card transaction fees and premium tax expenses. Other cost of revenue for the other business segment includes the commissions we pay to unaffiliated general agents, costs to administer the programs in the other business segment and premium taxes on the sales in this segment.
Operating Expenses
Our operating expenses are classified into three categories: technology and development, general and administrative, and sales and marketing. For each category, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses and stock-based compensation expense.
Technology and Development
Technology and development expenses primarily consist of personnel costs and related expenses for our technology staff, which includes information technology development and infrastructure support, third-party services and depreciation of hardware and capitalized software.
General and Administrative
General and administrative expenses consist primarily of personnel costs and related expenses for our finance, actuarial, human resources, regulatory, legal and general management functions, as well as facilities and professional services.
Sales and Marketing
Sales and marketing expenses primarily consist of the cost to educate veterinarians and consumers about the benefits of Trupanion, to generate leads and to convert leads into enrolled pets, as well as print, online and promotional advertising costs, and employee compensation and related costs. Sales and marketing expenses are driven primarily by investments to acquire new members.

Factors Affecting Our Performance
Average monthly retention. Our performance depends on our ability to continue to retain our existing and newly enrolled pets and is impacted by our ability to provide a best-in-class value and member experience. Our ability to retain enrolled pets depends on a number of factors, including the actual and perceived value of our services and the quality of our member experience, the ease and transparency of the process for reviewing and paying veterinary invoices for our members, and the competitive environment. In addition, if the number of new pets enrolled increases at a faster rate than our historical experience, our average monthly retention rate could be adversely impacted, as our retention rate is generally lower during the first year of member enrollment.
Investment in pet acquisition. We have made and plan to continue to make significant investments to grow our member base. Our net acquisition cost and the number of new members we enroll depends on a number of factors, including the amount we elect to invest in sales and marketing activities in any particular period in the aggregate and by channel, the frequency of existing members adding a pet or referring their friends or family, effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied, and in the future may significantly vary, from period to period based upon specific marketing initiatives and the actual or expected relationship to LVP and estimated rates of return on pet acquisition spend. We also regularly test new member acquisition channels and marketing initiatives, which may be more expensive than our traditional marketing channels and may increase our average acquisition costs. We continually assess our sales and marketing activities by monitoring the ratio of LVP to PAC and the return on PAC spend both on a detailed level by acquisition channel and in the aggregate.
Timing of initiatives. Over time we plan to implement new initiatives to improve our member experience, make modifications to our subscription plan and find other ways to maintain a strong value proposition for our members. These initiatives will sometimes be accompanied by price adjustments, in order to compensate for an increase in benefits received by our members. The implementation of such initiatives may not always coincide with the timing of price adjustments, resulting in fluctuations in revenue and gross profit in our subscription business segment.
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
Other business segment. Our other business segment primarily includes revenue and expenses related to policies written on behalf of third parties. This segment includes the writing of policies that may be materially different from our subscription. Our relationships in our other business segment are generally subject to termination provisions and are non-exclusive. Accordingly, we cannot control the volume of business, even if a contract is not terminated. Loss of an entire program via contract termination could result in the associated policies and revenues being lost over a period of 12 to 18 months, which could have a material impact on our results of operations. We may enter into additional relationships in the future to the extent we believe they will be profitable to us, which could also impact our operating results.

Results of Operations
The following tables set forth our results of operations for the periods presented both in absolute dollars and as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenue:
Subscription business	$218,354	$173,356	$133,406
Other business	24,313	14,874	13,557
Total revenue	242,667	188,230	146,963
Cost of revenue:
Subscription business(1)	176,883	141,321	109,428
Other business	22,734	13,621	12,306
Total cost of revenue	199,617	154,942	121,734
Gross profit:
Subscription business	41,471	32,035	23,978
Other business	1,579	1,253	1,251
Total gross profit	43,050	33,288	25,229
Operating expenses:
Technology and development(1)	9,768	9,534	11,215
General and administrative(1)	16,820	15,205	15,558
Sales and marketing(1)	19,104	15,247	15,231
Total operating expenses	45,692	39,986	42,004
Operating loss	(2,642)	(6,698)	(16,775)
Interest expense	533	218	325
Other (income) expense, net	(1,244)	(58)	(9)
Loss before income taxes	(1,931)	(6,858)	(17,091)
Income tax (benefit) expense	(428)	38	114
Net loss	$(1,503)	$(6,896)	$(17,205)

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenue	$594	$275	$263
Technology and development	216	246	404
General and administrative	1,887	1,893	1,889
Sales and marketing	722	532	446
Total stock-based compensation expense	$3,419	$2,946	$3,002

	Year Ended December 31,
	2017	2016	2015
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	82	82	83
Gross profit	18	18	17
Operating expenses:
Technology and development	4	5	8
General and administrative	7	8	11
Sales and marketing	8	8	10
Total operating expenses	19	21	29
Operating loss	(1)	(4)	(12)
Interest expense	—	—	—
Other (income) expense, net	(1)	—	—
Loss before income taxes	(1)	(4)	(12)
Income tax (benefit) expense	—	—	—
Net loss	(1)%	(4)%	(12)%

	Year Ended December 31,
	2017	2016	2015
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%
Subscription business cost of revenue	81	82	82
Subscription business gross profit	19%	18%	18%

Comparison of the years ended December 31, 2017, 2016 and 2015
Revenue

	Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$218,354	$173,356	$133,406	26%	30%
Other business	24,313	14,874	13,557	63	10
Total revenue	$242,667	$188,230	$146,963	29	28
Percentage of Revenue by Segment:
Subscription business	90%	92%	91%
Other business	10	8	9
Total revenue	100%	100%	100%

Total subscription pets enrolled (at period end)	371,683	323,233	272,636	15	19
Total pets enrolled (at period end)	423,194	343,649	291,818	23	18
Monthly average revenue per pet	$52.07	$47.82	$45.04	9	6
Average monthly retention	98.63%	98.60%	98.64%

Year ended December 31, 2017 compared to year ended December 31, 2016. Total revenue increased by $54.4 million to $242.7 million for the year ended December 31, 2017, or 29%. Revenue from our subscription business segment increased by $45.0 million to $218.4 million for the year ended December 31, 2017, or 26%. This increase in subscription business revenue was primarily due to a 15% increase in total subscription pets enrolled as of December 31, 2017 compared to December 31, 2016, and increased average revenue per pet of 9% for the same period. Increases in pricing were due to the increased cost of veterinary care and more accurately pricing to our cost-plus margin structure by subcategory. Revenue from our other business segment increased $9.4 million to $24.3 million for the year ended December 31, 2017, or 63%, due to an increase in enrolled pets in this segment.
Year ended December 31, 2016 compared to year ended December 31, 2015. Total revenue increased by $41.3 million to $188.2 million for the year ended December 31, 2016, or 28%. Revenue for our subscription business segment increased by $40.0 million to $173.4 million for the year ended December 31, 2016, or 30%. This increase in subscription business revenue was primarily due to a 19% increase in total subscription pets enrolled as of December 31, 2016 compared to December 31, 2015, and increased average revenue per pet of 6% for the same period. Increases in pricing were due to the increased cost of veterinary care. Revenue from our other business segment increased $1.3 million to $14.9 million for the year ended December 31, 2016, or 10%, due to an increase in enrolled pets in this segment.

Cost of Revenue

	Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$155,554	$124,636	$95,420	25%	31%
Other cost of revenue	21,329	16,685	14,008	28	19
Total cost of revenue	176,883	141,321	109,428	25	29
Gross profit	41,471	32,035	23,978	29	34
Other business:
Veterinary invoice expense	14,568	8,898	7,904	64	13
Other cost of revenue	8,166	4,723	4,402	73	7
Total cost of revenue	22,734	13,621	12,306	67	11
Gross profit	1,579	1,253	1,251	26	—

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	71%	72%	72%
Other cost of revenue	10	10	10
Total cost of revenue	81	82	82
Gross profit	19	18	18
Other business:
Veterinary invoice expense	60	60	58
Other cost of revenue	34	32	32
Total cost of revenue	94	92	91
Gross profit	6	8	9

Total subscription pets enrolled (at period end)	371,683	323,233	272,636	15	19
Total pets enrolled (at period end)	423,194	343,649	291,818	23	18
Monthly average revenue per pet	$52.07	$47.82	$45.04	9	6

Year ended December 31, 2017 compared to year ended December 31, 2016. Cost of revenue for our subscription business segment was $176.9 million, or 81% of revenue, for the year ended December 31, 2017, compared to $141.3 million, or 82%, of revenue for the year ended December 31, 2016. This $35.6 million increase in subscription cost of revenue was primarily the result of a 15% increase in subscription pets enrolled, resulting in a 25% increase in veterinary invoice expense and related internal processing costs. As a percentage of revenue, these costs decreased to 71% for the year ended December 31, 2017 from 72% for the year ended December 31, 2016, due to the increase in monthly average revenue per pet outpacing the cost of veterinary care for certain subcategories as we more accurately priced those subcategories. Cost of revenue for our other business segment increased $9.1 million to $22.7 million for the year ended December 31, 2017, due to an increase in enrolled pets in this segment.
Year ended December 31, 2016 compared to year ended December 31, 2015. Cost of revenue for our subscription business segment was $141.3 million, or 82% of revenue, for the year ended December 31, 2016, compared to $109.4 million, or 82% of revenue, for the year ended December 31, 2015. This $31.9 million increase in subscription cost of revenue was primarily the result of a 19% increase in subscription pets enrolled, resulting in a 31% increase in veterinary invoice expense and related internal processing costs. As a percentage of revenue, these costs were 72% for the years ended December 31, 2016 and 2015. Average revenue per pet increased for the year ended December 31, 2016, however the impact of this on gross margin was offset by an increase in compensation expense by $2.1 million, or 17%, related to increases in headcount to service growth and improve member experience. Cost of revenue for our other business segment increased $1.3 million to $13.6 million for the year ended December 31, 2016, due to an increase in enrolled pets in this segment.
Technology and Development Expenses

	Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in thousands, except percentages)
Technology and development	$9,768	$9,534	$11,215	2%	(15)%
Percentage of total revenue	4%	5%	8%

Year ended December 31, 2017 compared to year ended December 31, 2016. Technology and development expenses increased $0.2 million, or 2%, to $9.8 million for the year ended December 31, 2017. This increase was primarily due to a $0.5 million increase in amortization expense related to projects placed into service in late 2016. This was offset by a $0.3 million decrease in infrastructure related costs compared to the same period in the prior year.

Year ended December 31, 2016 compared to year ended December 31, 2015. Technology and development expenses decreased $1.7 million, or 15%, to $9.5 million for the year ended December 31, 2016. This decrease was partially due to a $2.7 million decrease in professional services and compensation expense and related costs as headcount decreased 36% in this department. This was partially offset by a $1.2 million increase in depreciation expense, driven by several projects being placed into service during 2016.
General and Administrative Expenses

	Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in thousands, except percentages)
General and administrative	$16,820	$15,205	$15,558	11%	(2)%
Percentage of total revenue	7%	8%	11%
Year ended December 31, 2017 compared to year ended December 31, 2016. General and administrative expenses increased $1.6 million, or 11%, to $16.8 million for the year ended December 31, 2017. This was primarily due to an increase of $1.0 million related to higher rent and occupancy costs after our move to a new building in the third quarter of 2016. General and administrative expenses decreased from 8% to 7% as a percentage of revenue for the year ended December 31, 2017, as we experienced scale in our support functions.

Year ended December 31, 2016 compared to year ended December 31, 2015. General and administrative expenses decreased $0.4 million, or 2%, to $15.2 million for the year ended December 31, 2016. This was primarily due to a decrease in personnel costs and related expenses of $0.6 million resulting from lower incentive compensation while headcount remained consistent. General and administrative expenses decreased from 11% to 8% as a percentage of revenue for the year ended December 31, 2016, as we experienced scale in our support functions.
Sales and Marketing Expenses

	Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in thousands, except pet and per pet data)
Sales and marketing	$19,104	$15,247	$15,231	25%	—%
Subscription Business:
Total subscription pets enrolled (at period end)	371,683	323,233	272,636	15	19
Average pet acquisition cost (PAC)	$152	$123	$132	24	(7)
Year ended December 31, 2017 compared to year ended December 31, 2016. Sales and marketing expense increased $3.9 million, or 25%, to $19.1 million for the year ended December 31, 2017. PAC increased 24% from December 31, 2016, to $152 for the year ended December 31, 2017, as a result of $1.8 million in additional testing of new marketing initiatives. Additionally, compensation and related expenses increased by $2.0 million due to a 21% increase in headcount in the year ended December 31, 2017.
Year ended December 31, 2016 compared to year ended December 31, 2015. Sales and marketing expenses remained consistent at $15.2 million for the years ended December 31, 2016 and 2015. PAC decreased 7% from December 31, 2015 to $123 for the year ended December 31, 2016. Headcount within the sales and marketing department increased by 30% in the year ended December 31, 2016. This cost was offset by a decrease in the use of third-party vendors. Our core sales and marketing initiatives remained consistent each year.
Total Other (Income) Expense, Net

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Interest expense	$533	$218	$325
Other (income) expense, net	(1,244)	(58)	(9)
Total other (income) expense, net	$(711)	$160	$316
Year ended December 31, 2017 compared to year ended December 31, 2016. Total other (income) expense, net improved by $0.9 million primarily due to a $1.0 million gain related to the sale of our equity method investment in the second quarter of 2017.
Year ended December 31, 2016 compared to year ended December 31, 2015. Total other (income) expense, net decreased $0.2 million primarily due to a $0.1 million decrease in interest expense resulting from a lower outstanding average loan balance.

Income Tax (Benefit) Expense

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except percentages)
Income tax (benefit) expense	$(428)	$38	$114
Effective tax rate	22.2%	(0.6)%	(0.7)%
Year ended December 31, 2017 compared to year ended December 31, 2016. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the Tax Act). The Tax Act makes broad and complex changes to the Code, including, but not limited to, reducing the corporate tax rate to 21% effective January 1, 2018. As a result, we have recorded a decrease of $0.6 million to our net deferred tax liability recorded on our consolidated balance sheet, with a corresponding adjustment to income tax benefit for the year ended December 31, 2017. This tax benefit represents our best estimate of the impact of the Tax Act in accordance with our understanding of the Tax Act and available guidance as of our date of filing. As we complete our analysis, we may identify newly relevant information or adjust our interpretation of the requirements as additional guidance on the Tax Act becomes available. If an adjustment is required, it may materially change our income tax benefit or expense in the period in which the adjustment is made.
The Tax Act makes additional significant changes to the Code, such as, (1) imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries and transitioning U.S. international taxation from a worldwide tax system to a territorial system with base erosion rules; (2) imposing changes on the utilization of net operating losses; (3) other general changes to the taxation of corporations, including changes to cost recovery rules, changes to the deductibility of interest expense, and elimination of the performance-based compensation exception for executive compensation; therefore, the overall impact of the Tax Act on our future results of operations is uncertain at this time. We intend to continue to reinvest all of our foreign earnings indefinitely outside of the U.S.
Year ended December 31, 2016 compared to year ended December 31, 2015. The effective tax rate remained consistent for the years ended December 31, 2016 and 2015 due to our full valuation allowance on our reported deferred tax assets.

Quarterly Results of Operations
The following tables contain selected quarterly financial information for the years ended December 31, 2017 and 2016. The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements and includes all adjustments that we consider necessary for a fair presentation of the information shown. These quarterly operating results for any fiscal quarter are not necessarily indicative of the operating results for any full fiscal year or future period.

Consolidated Statements of Operations Data:	Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
	(in thousands)
Revenue:
Subscription business	$58,991	$56,493	$52,641	$50,229	$47,422	$44,629	$42,162	$39,143
Other business	7,554	6,625	5,634	4,500	3,918	3,730	3,670	3,556
Total revenue	66,545	63,118	58,275	54,729	51,340	48,359	45,832	42,699
Cost of revenue:
Subscription business(1)	47,831	45,215	42,591	41,246	38,528	36,432	34,158	32,203
Other business	6,977	6,096	5,333	4,328	3,594	3,427	3,408	3,192
Total cost of revenue	54,808	51,311	47,924	45,574	42,122	39,859	37,566	35,395
Gross profit:
Subscription business	11,160	11,278	10,050	8,983	8,894	8,197	8,004	6,940
Other business	577	529	301	172	324	303	262	364
Total gross profit	11,737	11,807	10,351	9,155	9,218	8,500	8,266	7,304
Operating expenses:
Technology and development(1)	2,572	2,471	2,322	2,403	2,744	2,339	2,164	2,287
General and administrative(1)	4,546	4,017	4,245	4,012	4,177	3,811	3,495	3,722
Sales and marketing(1)	5,781	4,862	4,372	4,089	3,951	3,892	3,564	3,840
Total operating expenses	12,899	11,350	10,939	10,504	10,872	10,042	9,223	9,849
Operating (loss) income	(1,162)	457	(588)	(1,349)	(1,654)	(1,542)	(957)	(2,545)
Interest expense	163	124	109	137	81	66	41	30
Other (income) expense, net	(5)	(99)	(1,112)	(28)	(19)	16	(38)	(17)
(Loss) income before income taxes	(1,320)	432	415	(1,458)	(1,716)	(1,624)	(960)	(2,558)
Income tax (benefit) expense	(482)	26	4	24	7	13	4	14
Net (loss) income	$(838)	$406	$411	$(1,482)	$(1,723)	$(1,637)	$(964)	$(2,572)

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
	(in thousands)
Cost of revenue	$162	$170	$149	$113	$60	$83	$66	$66
Technology and development	50	57	59	50	88	67	36	55
General and administrative	471	503	482	431	470	454	476	493
Sales and marketing	172	165	198	187	113	172	165	82
Total stock-based compensation expense	$855	$895	$888	$781	$731	$776	$743	$696

	Period Ended
	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
Other Financial and Operational Data(2):
Total subscription pets enrolled (at period end)	371,683	359,102	346,409	334,909	323,233	312,282	299,856	287,123
Total pets enrolled (at period end)	423,194	404,069	383,293	364,259	343,649	334,070	320,896	307,298
Monthly average revenue per pet	$53.17	$52.95	$51.47	$50.50	$49.17	$48.37	$47.39	$46.12
Lifetime value of a pet (LVP)	$727	$701	$654	$637	$631	$624	$622	$603
Average pet acquisition cost (PAC)(3)	$184	$151	$143	$128	$133	$120	$118	$123
Average monthly retention	98.63%	98.61%	98.57%	98.58%	98.60%	98.61%	98.64%	98.65%

	Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	82	81	82	83	82	82	82	83
Gross profit	18	19	18	17	18	18	18	17
Operating expenses:
Technology and development	4	4	4	4	5	5	5	5
General and administrative	7	6	7	7	8	8	8	9
Sales and marketing	9	8	8	8	8	8	8	9
Total operating expenses	19	18	19	19	21	21	20	23
Operating (loss) income	(2)	1	(1)	(3)	(3)	(3)	(2)	(6)
Interest expense	—	—	—	—	—	—	—	—
Other (income) expense, net	—	—	(2)	—	—	—	—	—
(Loss) income before income taxes	(2)	1	1	(3)	(3)	(3)	(2)	(6)
Income tax benefit	(1)	—	—	—	—	—	—	—
Net (loss) income	(1)%	1%	1%	(3)%	(3)%	(3)%	(2)%	(6)%

	Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%	100%	100%	100%	100%
Subscription business cost of revenue	81	80	81	82	81	82	81	82
Subscription business gross profit	19%	20%	19%	18%	19%	18%	19%	18%

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by (used in) operating activities	$9,666	$5,006	$(10,425)
Net cash used in investing activities	(13,056)	(6,508)	(9,923)
Net cash provided by (used in) financing activities	5,081	7,672	(14,208)
Effect of exchange rates on cash and cash equivalents	378	111	(586)
Net change in cash, cash equivalents, and restricted cash	$2,069	$6,281	$(35,142)
Our primary sources of liquidity are cash provided by operations and available borrowings on our line of credit. Our primary requirements for liquidity are paying veterinary invoices, funding operations and capital requirements, investing in new member acquisition, investing in enhancements to our member experience, and servicing debt.
As of December 31, 2017, we had $63.3 million of cash, cash equivalents, and short-term investments and $18.7 million available under our line of credit, which excludes $1.8 million reserved under the credit agreement for an outstanding letter of credit and other ancillary services. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of December 31, 2017, total assets and liabilities held outside of our insurance entities totaled $42.7 million and $20.4 million, respectively, including $19.2 million of cash and cash equivalents that are segregated from other operating funds and held in trust for the payment of veterinary invoices on behalf of our subsidiaries.
We believe our cash and cash equivalents, short-term investments and line of credit are sufficient to fund our operations and capital requirements for the next 12 months. As we continue to grow, however, we may explore additional financing to fund our operations or to meet capital requirements. Financing could include equity, equity-linked, or debt financing. Additional financing may not be available to us on acceptable terms, or at all.
Operating Cash Flows
We derive operating cash flows from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments and to fund projects that improve our members' experience. Cash provided by operating activities was $9.7 million for the year ended December 31, 2017 compared to cash provided by operating activities of $5.0 million for the year ended December 31, 2016. The increase in cash provided by operating activities of $4.7 million was primarily due to the $4.1 million decrease in operating loss, driven by higher revenue and decreased operating expenses as a percentage of revenue as we increased scale in our technology and general and administrative departments.
Cash provided by operating activities was $5.0 million for the year ended December 31, 2016 compared to cash used in operating activities of $10.4 million for the year ended December 31, 2015. The increase in cash provided by operating activities of $15.4 million was primarily due to the $10.1 million decrease in operating loss, driven by higher revenue and decreased operating expenses as a percentage of revenue as we increased scale in our technology and general and administrative departments. Additionally, we reduced spend as a percentage of revenue in our sales and marketing department.
Investing Cash Flows
Net cash used in investing activities for each of the periods presented was primarily related to the net purchase of investments to increase our statutory capital. As of December 31, 2017, we had $40.8 million in short-term and long-term investments in our insurance entities, APIC and WICL Segregated Account AX. These investments are held to satisfy statutory requirements. Our regulators may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow.
Financing Cash Flows
Cash provided by financing activities was $5.1 million and $7.7 million for the years ended December 31, 2017 and 2016, respectively. The decrease of $2.6 million was primarily due to a decrease of $1.2 million in proceeds from exercises of stock options. We also paid an additional $0.5 million for tax withholding on restricted stock.
Cash used in financing activities for the year ended December 31, 2015 was $14.2 million. For the year ended December 31, 2016, cash provided by financing activities increased by $21.9 million primarily due to borrowings under our line of credit of $5.0 million, as compared to payments on our line of credit of $14.9 million, for the years ended December 31, 2016 and 2015, respectively.

Long-Term Debt
Pacific Western Bank Loan and Security Agreement
In December 2016, we entered into a syndicated loan agreement with Pacific Western Bank (PWB) and Western Alliance Bank (WAB) that increased our previous facility from $20.0 million to $30.0 million. The agreement was amended during the current year to extend the maturity date to December 2019. We refer to the restated and amended loan and security agreement as our PWB credit facility. The maximum amount available to us under the PWB credit facility, inclusive of any amounts outstanding under the revolving line of credit, is the lesser of $30.0 million or the total amount of cash and securities held by our insurance subsidiaries (APIC and WICL), less $1.8 million for obligations we have outstanding from PWB and/or WAB for other ancillary services and our letter of credit. Interest on the PWB credit facility accrues at a variable annual rate equal to the greater of 4.5% or 1.25% plus the prime rate (5.75% at December 31, 2017).
The PWB credit facility requires us to maintain certain financial and non-financial covenants, including maintaining a minimum cash balance of $0.6 million in our account at WAB and/or WAB affiliates and other cash or investments of $1.4 million in our accounts at PWB. As of December 31, 2017, we were in compliance with each of the financial and non-financial covenants.
Our obligations under the PWB credit facility are secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of December 31, 2017, we had $9.5 million in aggregate borrowings outstanding under the PWB credit facility.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. For enforceable and legally binding contracts, our contractual cash obligations as of December 31, 2017 are set forth below (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations(1)	$9,500	$—	$9,500	$—	$—
Operating lease obligations(2)	19,201	1,876	4,151	4,455	8,719
Capital leases(3)	519	519	—	—	—
Other obligations(4)	1,625	927	681	17	—
Total	$30,845	$3,322	$14,332	$4,472	$8,719

(1) Consists of our revolving line of credit. Excludes interest of the greater of 4.5% or 1.25% plus the prime rate (5.75% at December 31, 2017).
(2) Consists of contractual obligations from non-cancellable office space under operating lease.
(3) Consists of contractual obligations from property and equipment purchased under capital lease.
(4) Consists of contractual obligations from non-cancellable vendor service agreements.

Critical Accounting Policies and Significant Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported revenue and expenses during the reporting periods.
Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Generally, we base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
Reserve for Veterinary Invoices
The reserve for our subscription business represents our estimate of the future amount we will pay for veterinary invoices that are dated as of, or prior to, our balance sheet date. The reserve also includes our estimate of related internal processing costs. To determine the accrual, we make assumptions based on our historical experience, including the number of veterinary invoices we expect to receive, the average cost of those veterinary invoices, the length of time between the date of the veterinary invoice and the date we receive it, the member's chosen deductible, and our expected cost to process and administer the payments. As of each balance sheet date, we reevaluate our reserve and may adjust the estimate for new information.
For the year ended December 31, 2017, we paid $7.8 million for veterinary invoices dated on or before December 31, 2016, including related processing costs. Our reserve estimate for these expenses was $8.5 million as of December 31, 2016. As of December 31, 2017, we reevaluated the remaining reserve for those periods prior to December 31, 2016 and recorded an adjustment to our income statement to reduce it by $0.1 million. As of December 31, 2017, our reserve was $11.1 million, consisting of $10.4 million for the amount we expect to pay in the future for veterinary invoices dated between January 1, 2017 and December 31, 2017, inclusive of related processing costs, as well as the adjusted reserve of $0.7 million for periods prior to 2017.
Similarly, for the years ended December 31, 2016 and 2015, we adjusted our reserve for prior periods, increasing it by $0.8 million and less than $0.1 million, respectively. These adjustments were recorded in our income statement for each respective year.
Income Taxes
We determine our deferred tax assets and liabilities based on the differences between the financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the deferred tax asset will not be recovered. We apply judgment in the determination of the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.
On December 22, 2017, the U.S. government enacted the Tax Act, making broad and complex changes to the Code. As a result, we have made significant judgments and estimates in accordance with our understanding of the Tax Act and available guidance as of our date of filing. We may identify newly relevant information or adjust our interpretation of the requirements as additional guidance on the Tax Act becomes available. If an adjustment is required, it may materially change our income tax benefit or expense in the period in which the adjustment is made.

Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee and non-employee stock option awards, restricted stock awards, and restricted stock units, is measured and recognized in the financial statements based on fair value. The fair value of stock options is estimated on the measurement date using the Black-Scholes option-pricing model that requires management to apply judgment and make estimates, including:

•
Expected volatility —We estimate the expected volatility based on the historical volatility of a representative group of publicly traded companies with similar characteristics to us, and our own historical volatility;

•
Expected term for awards granted to employees —We have based our expected term for awards issued to employees on the simplified method, as permitted by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment, as we have insufficient historical information regarding our stock options to provide a basis for an estimate;

•	Risk-free interest rate—The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options; and

•
Expected dividend yield—We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.

Stock-based compensation expense for stock options, restricted stock awards, and restricted stock units is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We recognize forfeitures when they occur.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risks in the ordinary course of business, primarily related to interest rate sensitivities and foreign currency exchange risk.

Interest Rate Risk
We are exposed to interest rate risk as a result of our debt and our investment activities. Our revolving line of credit with Pacific Western Bank (PWB) and Western Alliance Bank (WAB) bears interest at the rate of the greater of 4.5% or 1.25% plus the prime rate. As of December 31, 2017, our aggregate outstanding indebtedness was $9.5 million. The primary objective of our investment activities is to maintain principal and the majority of our investments are short-term in nature. A 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
We generate approximately 20% of our revenue in Canada. As our operations in Canada or the United States grow on an absolute basis and/or relative to one another, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates. A 10% change in the Canadian currency exchange rate could have a material impact on our consolidated financial condition or results of operations. A hypothetical change of this magnitude would have increased or decreased our total revenues by approximately $4.7 million, total expenses by approximately $3.4 million, and have a net impact of $1.3 million of income or loss for the year ended December 31, 2017. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Item 8. Financial Statements and Supplementary Data

Trupanion Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trupanion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trupanion, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Seattle, Washington
February 13, 2018

Trupanion, Inc. Consolidated Statements of Operations (in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$242,667	$188,230	$146,963
Cost of revenue:
Veterinary invoice expense	170,122	133,534	103,324
Other cost of revenue	29,495	21,408	18,410
Gross profit	43,050	33,288	25,229
Operating expenses:
Technology and development	9,768	9,534	11,215
General and administrative	16,820	15,205	15,558
Sales and marketing	19,104	15,247	15,231
Total operating expenses	45,692	39,986	42,004
Operating loss	(2,642)	(6,698)	(16,775)
Interest expense	533	218	325
Other (income) expense, net	(1,244)	(58)	(9)
Loss before income taxes	(1,931)	(6,858)	(17,091)
Income tax (benefit) expense	(428)	38	114
Net loss	$(1,503)	$(6,896)	$(17,205)

Net loss per share:
Basic and diluted	$(0.05)	$(0.24)	$(0.62)
Weighted average common shares outstanding:
Basic and diluted	29,588,324	28,527,602	27,638,443

Trupanion, Inc. Consolidated Statements of Comprehensive Loss (in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(1,503)	$(6,896)	$(17,205)
Other comprehensive income (loss):
Foreign currency translation adjustments	277	79	(517)
Net unrealized gain on available-for-sale debt securities	8	46	4
Other comprehensive income (loss), net of taxes	285	125	(513)
Comprehensive loss	$(1,218)	$(6,771)	$(17,718)

Trupanion, Inc. Consolidated Balance Sheets (in thousands, except per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$25,706	$23,637
Short-term investments	37,590	29,570
Accounts and other receivables	20,367	10,118
Prepaid expenses and other assets	2,895	2,062
Total current assets	86,558	65,387
Restricted cash	600	600
Long-term investments, at fair value	3,237	2,579
Equity method investment	—	271
Property and equipment, net	7,868	8,464
Intangible assets, net	4,972	4,910
Other long term assets	2,624	134
Total assets	$105,859	$82,345
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,716	$2,006
Accrued liabilities and other current liabilities	7,660	5,416
Reserve for veterinary invoices	12,756	9,521
Deferred revenue	22,734	13,463
Total current liabilities	45,866	30,406
Long-term debt	9,324	4,767
Deferred tax liabilities	1,002	1,623
Other liabilities	1,233	834
Total liabilities	57,425	37,630
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized at December 31, 2017 and December 31, 2016, 30,778,796 and 30,121,496 shares issued and outstanding at December 31, 2017; 30,156,247 and 29,498,947 shares issued and outstanding at December 31, 2016	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized at December 31, 2017 and December 31, 2016, and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	134,511	129,574
Accumulated other comprehensive loss	(92)	(377)
Accumulated deficit	(82,784)	(81,281)
Treasury stock, at cost: 657,300 shares at December 31, 2017 and December 31, 2016	(3,201)	(3,201)
Total stockholders’ equity	48,434	44,715
Total liabilities and stockholders’ equity	$105,859	$82,345

Trupanion, Inc. Consolidated Statements of Stockholders’ Equity (in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2014	27,830,941	—	119,045	(57,180)	11	(2,601)	59,275
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	565,248	—	692	—	—	—	692
Stock compensation expense	—	—	3,107	—	—	—	3,107
Other comprehensive loss	—	—	—	—	(513)	—	(513)
Net loss	—	—	—	(17,205)	—	—	(17,205)
Balance at December 31, 2015	28,396,189	—	122,844	(74,385)	(502)	(2,601)	45,356
Exercise of warrants	59,999	—	600	—	—	—	600
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	1,079,080	—	3,083	—	—	—	3,083
Stock compensation expense	—	—	3,047	—	—	—	3,047
Purchase of treasury stock	(36,321)	—	—	—	—	(600)	(600)
Other comprehensive income	—	—	—	—	125	—	125
Net loss	—	—	—	(6,896)	—	—	(6,896)
Balance at December 31, 2016	29,498,947	—	129,574	(81,281)	(377)	(3,201)	44,715
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	622,549	—	1,375	—	—	—	1,375
Stock compensation expense	—	—	3,562	—	—	—	3,562
Other comprehensive income	—	—	—	—	285	—	285
Net loss	—	—	—	(1,503)	—	—	(1,503)
Balance at December 31, 2017	30,121,496	$—	$134,511	$(82,784)	$(92)	$(3,201)	$48,434

Trupanion, Inc. Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(1,503)	$(6,896)	$(17,205)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	4,232	3,846	2,542
Stock-based compensation expense	3,419	2,946	3,002
Gain on sale of equity method investment	(1,036)	—	—
Other, net	(383)	104	(68)
Changes in operating assets and liabilities:
Accounts and other receivables	(10,219)	(1,830)	(328)
Prepaid expenses and other assets	(179)	48	(905)
Accounts payable, accrued liabilities, and other liabilities	3,019	1,164	(483)
Reserve for veterinary invoices	3,149	3,226	1,241
Deferred revenue	9,167	2,398	1,779
Net cash provided by (used in) operating activities	9,666	5,006	(10,425)
Investing activities
Purchases of investment securities	(31,920)	(31,616)	(24,800)
Maturities of investment securities	23,372	27,247	20,180
Proceeds from sale of equity method investment	1,402	—	—
Purchases of property and equipment	(3,131)	(1,941)	(4,894)
Other investments	(2,779)	(198)	(409)
Net cash used in investing activities	(13,056)	(6,508)	(9,923)
Financing activities
Proceeds from exercise of stock options	2,545	3,745	1,335
Taxes paid related to net share settlement of equity awards	(1,170)	(662)	(643)
Proceeds from debt financing, net of financing fees	4,400	4,988	(14,900)
Other financing	(694)	(399)	—
Net cash provided by (used in) financing activities	5,081	7,672	(14,208)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	378	111	(586)
Net change in cash, cash equivalents, and restricted cash	2,069	6,281	(35,142)
Cash, cash equivalents, and restricted cash at beginning of period	24,237	17,956	53,098
Cash, cash equivalents, and restricted cash at end of period	$26,306	$24,237	$17,956
Supplemental disclosures
Income taxes paid	177	19	139
Interest paid	333	153	155
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	390	104	98
Property and equipment acquired under capital lease	689	559	—
Cashless exercise of common stock warrants	—	600	—

Trupanion, Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations and Summary of Significant Accounting Policies
Description of Business
Trupanion, Inc. (collectively with its wholly-owned subsidiaries, the Company) provides medical insurance for cats and dogs throughout the United States, Canada and Puerto Rico. The Company believes its data-driven, vertically-integrated approach makes its subscription the highest value for pet owners, with pricing specific to each pet’s unique characteristics. The Company strives to operate the business similar to other subscription-based businesses, with a focus on maximizing the lifetime value of each pet while sustaining a favorable ratio of lifetime value relative to pet acquisition cost, based on the Company's desired return on investment.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from such estimates.
Reclassifications
Certain prior year amounts have been reclassified within the Company’s consolidated financial statements from their original presentation to conform to the current period presentation.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times, cash on deposit may be in excess of the applicable federal deposit insurance corporation limits.
The Company considers any cash account that is contractually restricted to withdrawal or use to be restricted cash. The Company is party to a financing agreement requiring a restricted cash balance. As of December 31, 2017, the Company was in compliance with all requirements.
Accounts and Other Receivables
Receivables are comprised of trade receivables and other miscellaneous receivables. Accounts and other receivables are carried at their estimated collectible amounts.
Deferred Acquisition Costs
The Company incurs certain costs, including premium taxes, fees and enrollment-based bonuses, and referral fees that directly relate to the successful acquisition of new or renewal customer contracts. These costs are deferred and are included in prepaid expenses and other assets on the consolidated balance sheet and amortized over the related policy term to the applicable financial statement line item, either sales and marketing expense or other cost of revenue. Deferred acquisition costs for the years ended December 31, 2017, 2016 and 2015 were $1.0 million, $0.7 million and $0.6 million, respectively. Amortized deferred acquisition costs classified within sales and marketing amounted to $1.7 million, $1.4 million and $1.5 million, and amortized deferred acquisition costs classified within other cost of revenue amounted to $13.2 million, $10.7 million and $8.6 million, for the years ended December 31, 2017, 2016 and 2015, respectively.
Investments
The Company invests in investment grade fixed income securities of varying maturities. Long-term investments are classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive loss. Short-term investments are classified as held-to-maturity and reported at amortized cost. Premiums or discounts on fixed income securities are amortized or accreted over the life of the security and included in interest income. There have been no realized gains and losses on sales of fixed income securities.

The Company evaluates whether declines in the fair value of its investments below book value are other-than-temporary. This evaluation includes the Company's ability and intent to hold the security until an expected recovery occurs, the severity and duration of the unrealized loss, as well as all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts, when developing estimates of cash flows expected to be collected.
Fair Value of Financial Instruments
The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. The fair value hierarchy prioritizes valuation inputs based on the observable nature of those inputs. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The hierarchy defines three levels of valuation inputs:
Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly
Level 3 - Unobservable inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability
The Company's financial instruments, in addition to those presented in Note 6, Fair Value, include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these instruments.
Property and Equipment
Property and equipment primarily consists of internally-developed software related to the Company’s website, and internal support systems, capitalized during the application development stage of the project. Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the respective asset, estimated to be between three and five years, once the asset is placed into service.
Intangible Assets
Indefinite-lived intangible assets are not amortized. The Company reviews these assets for impairment at least annually or if indicators of potential impairment exist.
Asset Impairment
Long-lived assets, including property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured as the amount the asset's carrying value exceeds its fair value. The Company has recognized no impairment loss on long-lived assets for the years ended December 31, 2017, 2016, and 2015.
Reserve for Veterinary Invoices
Reserve for veterinary invoices is an estimate of the future amount the Company will pay for veterinary invoices that are dated as of, or prior to, its balance sheet date. The reserve also includes the Company's estimate of related internal processing costs. To determine the accrual, the Company makes assumptions based on its historical experience, including the number of veterinary invoices it expects to receive, the average cost of those veterinary invoices, the length of time between the date of the veterinary invoice and the date the Company receives it, the member's chosen deductible, and the Company's expected cost to process and administer the payments.
Deferred Revenue
Deferred revenue consists of subscription fees received or billed in advance of the subscription services within the Company's subscription business, and the unexpired term of premiums related to the Company's unaffiliated general agents within the other business segment.
Revenue Recognition
The Company generates revenue primarily from subscription fees and through underwriting policies for unaffiliated general agents. Revenue is recognized pro-rata over the terms of the customer contracts.

Veterinary Invoice Expense
Veterinary invoice expense includes the Company’s costs to review veterinary invoices, administer the payments, and provide member services, and other operating expenses directly or indirectly related to this process. The Company also accrues for veterinary invoices that have been incurred but not yet received. This also includes amounts paid by unaffiliated general agents, and an estimate of amounts incurred and not yet paid for the other business segment.
Other Cost of Revenue
Other cost of revenue for the subscription business segment includes direct and indirect member service expenses, Territory Partner renewal fees, credit card transaction fees and premium tax expenses. Other cost of revenue for the other business segment includes the commissions the Company pays to unaffiliated general agents, costs to administer the programs in the other business segment and premium taxes on the sales in this segment.
Technology and Development
Technology and development expenses consist primarily of personnel costs and related expenses for the Company’s technology staff, which includes information technology development and infrastructure support, third-party services and depreciation of hardware and capitalized software.
General and Administrative
General and administrative expenses consist primarily of personnel costs and related expenses for the Company’s finance, actuarial, human resources, legal and general management functions, as well as facilities and professional services.
Sales and Marketing
Sales and marketing expenses consist of costs to educate veterinarians and consumers about the benefits of Trupanion, to generate leads, and to convert leads to enrolled pets, as well as print, online and promotional advertising costs, and employee compensation and related costs.
Other (Income) Expense, Net
Other income of $1.2 million for the year ended December 31, 2017 included the gain of $1.0 million from the sale of the Company's equity method investment in June 2017. Interest income of $0.2 million, $0.1 million, and $0.1 million was recorded in other income for the years ended December 31, 2017, 2016, and 2015, respectively.
Advertising
Advertising costs are expensed as incurred, with the exception of television advertisements, which are expensed the first time each advertisement is aired. Advertising costs amounted to $4.9 million, $4.0 million and $5.3 million, in the years ended December 31, 2017, 2016 and 2015, respectively.
Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee and non-employee stock option awards, and restricted stock awards, and restricted stock units, is measured and recognized in the financial statements based on fair value. The fair value of restricted stock awards and restricted stock units is the common stock price as of the measurement date. The fair value of stock options is estimated on the measurement date using the Black-Scholes option-pricing model that requires management to apply judgment and make estimates, including:

•
Expected volatility —The Company estimates the expected volatility based on the historical volatility of a representative group of publicly traded companies with similar characteristics to the Company, and its own historical volatility;

•
Expected term for awards granted to employees —The Company has based its expected term for awards issued to employees on the simplified method, as permitted by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment, as the Company has insufficient historical information regarding its stock options to provide a basis for an estimate;

•	Risk-free interest rate—The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options; and

•
Expected dividend yield—The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero.

Stock-based compensation expense for stock options, restricted stock awards, and restricted stock units is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The Company recognizes forfeitures when they occur.
Income Taxes
The Company uses the asset and liability approach for accounting and reporting income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases, operating loss, and tax credit carryforwards.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a tax rate change is recognized in the period that includes the enactment date. Valuation allowances are provided for when it is considered more likely than not that deferred tax assets will not be realized.
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than a 50% likelihood of being realized. Penalties and interest are classified as a component of income taxes.
Foreign Currency Translation
The Company’s consolidated financial statements are reported in U.S. dollars. Assets and liabilities denominated in foreign currencies were translated to U.S. dollars, the reporting currency, at the exchange rates in effect on the balance sheet date. Revenue and expenses denominated in foreign currencies were translated to U.S. dollars using a weighted-average rate for the relevant reporting period. Cumulative translation adjustments of $0.1 million, $0.4 million, and $0.4 million were recorded in accumulated other comprehensive loss as of December 31, 2017, 2016, and 2015, respectively.

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

For the Company’s Canadian business, all plans are written by Omega General Insurance Company (Omega) and the risk is assumed by the Company through a fronting and reinsurance agreement. Premiums are recognized and earned pro rata over the terms of the related customer contracts. Revenue recognized from the agreement in 2017, 2016 and 2015 was $47.1 million,
$36.5 million and $30.9 million, respectively and deferred revenue relating to this arrangement at December 31, 2017, 2016 and 2015 was $1.8 million, $1.3 million and $0.9 million, respectively. Reinsurance revenue was 19%, 19% and 21% of total revenue in 2017, 2016 and 2015, respectively. Cash designated for the purpose of paying claims related to this reinsurance agreement was $2.8 million, $2.1 million and $2.0 million at December 31, 2017, 2016 and 2015 respectively. In addition, as required by the Office of the Superintendent of Financial institutions regulations related to the Company’s reinsurance agreement with Omega, the Company is required to fund a Canadian Trust account with the greater of CAD $2.0 million or 115% of unearned Canadian premium plus 15% of outstanding Canadian claims, including all incurred but not reported claims. As of December 31, 2017, the account balance was $2.2 million and the Company was in compliance with all requirements.

The Company has not transferred any risk to third-party reinsurers.
Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, and investments. The Company manages its risk by investing cash equivalents and investment securities in money market instruments and securities of the U.S. government, U.S. government agencies and high-credit-quality issuers of debt securities.

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
Recent Accounting Pronouncements
In February 2016, the FASB issued an ASU amending the lease presentation guidance. The ASU requires organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheets. This ASU is effective for fiscal years beginning after December 15, 2018 including interim periods within that reporting period, with early adoption permitted. The Company has determined this guidance will require recognition of a lease liability and corresponding asset on the consolidated balance sheets equal to the present value of minimum lease payments. The carrying amount of the asset is derived from the amount of the lease liability at the end of each reporting period. The Company plans to adopt this guidance as of January 1, 2019, and is in the process of evaluating the impact on its consolidated financial statements.
2. Net Loss per Share
Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated using the weighted-average number of shares of common stock plus, when dilutive, potential common shares outstanding using the treasury-stock method. Potential common shares outstanding include stock options, unvested restricted stock awards and restricted stock units, and warrants.
The following potentially dilutive equity securities were not included in the diluted earnings per common share calculation because they would have had an antidilutive effect:

	As of December 31,
	2017	2016	2015
Stock options	4,006,399	4,123,023	4,871,949
Restricted stock awards and restricted stock units	256,842	352,996	472,384
Warrants	810,000	810,000	869,999
3. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Software	$17,221	$14,340
Computer equipment and other	3,022	2,470
Property and equipment, at cost	20,243	16,810
Less: Accumulated depreciation	(12,375)	(8,346)
Property and equipment, net	$7,868	$8,464
Depreciation expense related to property and equipment, inclusive of assets purchased on capital lease, was $4.2 million, $3.8 million and $2.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

4. Intangible Assets
The Company acquired an insurance company in 2007, which originally included licenses in 23 states. These licenses were valued at $4.8 million. The Company is currently licensed in all 50 states, the District of Columbia and Puerto Rico. Most licenses are renewed annually upon payment of various fees assessed by the issuing state. Renewal costs are expensed as incurred. This is considered an indefinite-lived intangible asset given the planned renewal of the certificates of authority and applicable licenses for the foreseeable future. No impairments have been recorded on this asset as of December 31, 2017.
5. Investment Securities
The amortized cost, gross unrealized holding gains and losses, and fair value of available-for-sale and short-term investments by major security type and class of security were as follows as of December 31, 2017 and 2016 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2017
Available-for-sale:
Foreign deposits	$2,237	$—	$—	$2,237
Municipal bond	1,000	—	—	1,000
	$3,237	$—	$—	$3,237
Short-term investments:
U.S. Treasury securities	$5,783	$—	$(4)	$5,779
Certificates of deposit	690	1	—	691
U.S. government funds	31,117	—	—	31,117
	$37,590	$1	$(4)	$37,587

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2016
Available-for-sale:
Foreign deposits	$1,587	$—	$—	$1,587
Municipal bond	1,000	—	(8)	992
	$2,587	$—	$(8)	$2,579
Short-term investments:
U.S. Treasury securities	$5,791	$—	$—	$5,791
Certificates of deposit	707	—	—	707
U.S. government funds	23,072	—	—	23,072
	$29,570	$—	$—	$29,570
Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	December 31, 2017
	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	2,237	2,237
Due after five years through ten years	1,000	1,000
	$3,237	$3,237
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

6. Fair Value
Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of December 31, 2017
	Fair Value	Level 1	Level 2
Assets
Restricted cash	$600	$600	$—
Foreign deposits	2,237	2,237	—
Municipal bond	1,000	—	1,000
Money market funds	5,167	5,167	—
Total	$9,004	$8,004	$1,000

	As of December 31, 2016
	Fair Value	Level 1	Level 2
Assets
Restricted cash	$600	$600	$—
Foreign deposits	1,587	1,587	—
Municipal bond	992	—	992
Money market funds	7,033	7,033	—
Total	$10,212	$9,220	$992
The Company measures the fair value of restricted cash, foreign deposits, and money market funds based on quoted prices in active markets for identical assets. The fair value of the municipal bond is based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.
Fair Value Disclosures
As of December 31, 2017, the Company's other long-term assets balance included a $2.5 million note receivable, recorded at its estimated collectible amount. The Company estimates that the carrying value of the note receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at December 31, 2017.
7. Commitments and Contingencies

The following summarizes the Company's contractual commitments as of December 31, 2017 (in thousands):

	Year Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt obligations(1)	$—	$9,500	$—	$—	$—	$—	$9,500
Operating lease obligations(2)	1,876	2,035	2,116	2,197	2,258	8,719	19,201
Capital leases(3)	519	—	—	—	—	—	519
Other obligations(4)	927	562	119	17	—	—	1,625
Total	$3,322	$12,097	$2,235	$2,214	$2,258	$8,719	$30,845

(1) Consists of a revolving line of credit. Excludes interest of the greater of 4.5% or 1.25% plus the prime rate (5.75% as of December 31, 2017).
(2) Consists of contractual obligations from non-cancellable office space under operating lease.
(3) Consists of contractual obligations from property and equipment purchased under capital lease.
(4) Consists of contractual obligations from non-cancellable vendor service agreements.

During the third quarter of 2015, the Company entered into a lease agreement for a building located in Seattle, Washington. The initial 10-year term of the lease commenced in the third quarter of 2016. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rental expense for operating leases was $1.8 million, $1.2 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Legal Proceedings
From time to time, the Company is subject to litigation matters and claims arising from the ordinary course of business, including, but not limited to, claims of alleged infringement of trademarks, copyrights, and other intellectual property rights; employment claims; coverage disputes with policyholders; disputes regarding general contracts; and regulatory or governmental investigations or disputes. The Company records an estimated liability relating to such matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The outcomes of legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to the Company's operating results for a particular period. The Company reviews its estimates at least quarterly and makes adjustments to reflect the outcome of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.
8. Reserve for Veterinary Invoices

The reserve for veterinary invoices is an estimate of the future amount the Company will pay for veterinary invoices that are dated as of, or prior to, its balance sheet date. The reserve also includes the Company's estimate of related internal processing costs. The reserve estimate involves actuarial projections, and is based on management's assessment of facts and circumstances currently known, and assumptions about anticipated patterns, including expected future trends in the number of veterinary invoices the Company will receive and the average cost of those veterinary invoices. The reserve is made for each of the Company's segments, subscription and other business, and are continually refined as the Company receives and pays veterinary invoices. Changes in management's assumptions and estimates may have a relatively large impact to the reserve and associated expense.
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Year Ended December 31,
Subscription	2017	2016	2015
Reserve at beginning of year	$8,538	$5,384	$4,278
Veterinary invoices during the period related to:
Current year	155,623	123,823	95,390
Prior years	(69)	813	30
Total veterinary invoice expense	155,554	124,636	95,420
Amounts paid during the period related to:
Current year	144,802	115,314	89,768
Prior years	7,777	5,832	4,239
Total paid	152,579	121,146	94,007
Non-cash expenses	454	336	307
Reserve at end of period	$11,059	$8,538	$5,384
The Company's reserve for the subscription business segment increased $2.6 million from $8.5 million at December 31, 2016 to $11.1 million at December 31, 2017. This change was comprised of $155.6 million in expense recorded during the period less $152.6 million in payments of veterinary invoices. This $155.6 million in veterinary invoice expense incurred includes a reduction of $0.1 million to the reserves relating to prior years, which is the result of ongoing analysis of recent payment trends. The Company's adjustments to increase prior year reserves were $0.8 million and less than $0.1 million as a result of analysis of payment trends in the years ended December 31, 2016 and 2015, respectively.

Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Year Ended December 31,
Other Business	2017	2016	2015
Reserve at beginning of year	$983	$890	$829
Veterinary invoices during the period related to:
Current year	14,739	9,027	7,983
Prior years	(171)	(129)	(79)
Total veterinary invoice expense	14,568	8,898	7,904
Amounts paid during the period related to:
Current year	13,053	8,048	7,095
Prior years	801	757	748
Total paid	13,854	8,805	7,843
Non-cash expenses	—	—	—
Reserve at end of period	$1,697	$983	$890

The Company’s reserve for the other business segment increased $0.7 million from $1.0 million at December 31, 2016 to $1.7 million at December 31, 2017. This change was comprised of $14.6 million in expense recorded during the period less $13.9 million in payments of veterinary invoices. This $14.6 million in veterinary invoice expense incurred includes a reduction of $0.2 million to the reserves relating to prior years, which is the result of ongoing analysis of recent payment trends. The Company's adjustments to decrease prior year reserves were $0.1 million as a result of analysis of payment trends in each of the years ended December 31, 2016 and 2015.
Veterinary invoice expenses

In the following tables, cumulative number of veterinary invoices represents the total number received as of December 31, 2017, by year the veterinary invoice relates to, referred to as the year of occurrence. If a pet is injured or becomes ill, multiple trips to the veterinarian may result in several invoices. Each of these veterinary invoices is included in the cumulative number, regardless of whether the veterinary invoice was paid. Information for years 2014 through 2016 is provided as required supplementary information. Amounts in these tables are presented on a constant currency basis to remove the impact of changes in the foreign currency exchange rate on development. The cumulative expenses as of the end of each year are revalued using the currency exchange rate as of December 31, 2017.

The following table summarizes the development of veterinary invoice expense, on a constant currency basis, for the Company's subscription business segment by year of occurrence (in thousands, except for cumulative number of veterinary invoices data):

	Cumulative veterinary invoice expenses				Reserve	Cumulative number of veterinary invoices

	As of December 31,				As of December 31,
Subscription	2014	2015	2016	2017	2017	2017
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2014	$72,100	$72,039	$72,204	$72,222	$27	379,078
2015		$95,661	$96,217	$96,276	$130	475,626
2016			$125,127	$124,910	$535	587,007
2017				$156,580	$10,367	656,490
				$449,988	$11,059

The following table summarizes the development of veterinary invoice expense, on a constant currency basis, for the Company's other business segment by year of occurrence (in thousands, except for cumulative number of veterinary invoices data):

	Cumulative veterinary invoice expenses				Reserve	Cumulative number of veterinary invoices

	As of December 31,				As of December 31,
Other Business	2014	2015	2016	2017	2017	2017
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2014	$5,966	$5,889	$5,888	$5,895	$—	34,587
2015		$7,974	$7,846	$7,850	$—	46,900
2016			$9,028	$8,844	$11	59,243
2017				$14,741	$1,686	95,182
				$37,330	$1,697

Cumulative paid veterinary invoice expense

In the following tables, amounts are by year the veterinary invoice relates to, referred to as the year of occurrence. Amounts in these tables are presented on a constant currency basis to remove the impact of changes in the foreign currency exchange rate. The cumulative amounts paid as of the end of each year are revalued using the currency exchange rate as of December 31, 2017. Information for years 2014 through 2016 is provided as required supplementary information.

The following table summarizes the amounts paid for veterinary invoices, inclusive of related internal processing costs and reported on a constant currency basis, for the subscription segment (in thousands):

	Year Ended December 31,
Subscription	2014	2015	2016	2017
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2014	$67,886	$71,969	$72,132	$72,196
2015		$90,261	$95,928	$96,145
2016			$116,879	$124,375
2017				$146,213
				$438,929
Total amounts unpaid and recorded as a liability				$11,059

The following table summarizes the amounts paid for veterinary invoices, inclusive of related internal processing costs and reported on a constant currency basis, for the other business segment (in thousands):

	Year Ended December 31,
Other Business	2014	2015	2016	2017
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2014	$5,137	$5,887	$5,887	$5,895
2015		$7,086	$7,842	$7,850
2016			$8,049	$8,833
2017				$13,055
				$35,633
Total amounts unpaid and recorded as a liability				$1,697

9. Debt
The Company has a revolving line of credit of up to $30.0 million, secured by any and all interests in the Company's assets that are not otherwise restricted. Interest on the revolving line of credit is payable monthly at the greater of 4.5% or 1.25% plus the prime rate (5.75% at December 31, 2017). The borrowing agreement includes other ancillary services and letters of credit of up to $4.5 million as of December 31, 2017. The facility also requires a deposit of restricted cash of $0.6 million. The agreement was amended during the current year to extend the maturity date to December 2019. The credit agreement requires the Company to comply with various financial and non-financial covenants. As of December 31, 2017, the Company was in compliance with all covenants.
Borrowings on the revolving line of credit were limited to the lesser of $30.0 million and the total amount of cash and securities held by the Company's insurance subsidiaries (American Pet Insurance Company and Wyndham Insurance Company (SAC) Limited Segregated Account AX) as of December 31, 2017 and 2016. As of December 31, 2017, available borrowing capacity on the line of credit was $18.7 million, with an outstanding balance of $1.8 million for ancillary services and letters of credit, and borrowings under the facility of $9.5 million, recorded net of financing fees of $0.2 million.
10. Stock-Based Compensation
Stock-based compensation expense includes stock options, restricted stock awards, and restricted stock units granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations depending on the function performed by the employee or non-employee. Stock-based compensation expense recognized in each category of the consolidated statement of operations for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Veterinary invoice expense	$355	$234	$219
Other cost of revenue	239	41	44
Technology and development	216	246	404
General and administrative	1,887	1,893	1,889
Sales and marketing	722	532	446
Total stock-based compensation	$3,419	$2,946	$3,002
As of December 31, 2017, for all employees, the Company had 991,754 unvested stock options and 256,842 restricted stock awards and restricted stock units that are expected to vest. Total stock-based compensation expense of $5.7 million related to unvested stock options and $0.9 million related to unvested restricted stock awards and restricted stock units is expected to be recognized over a weighted-average period of approximately 2.7 years and 1.3 years, respectively.
Stock Options
The grant date fair value of stock option awards are estimated on the date of grant using the Black-Scholes option-pricing model. Valuation assumptions for the years ended December 31, 2017, 2016 and 2015 are presented in the following table:

	Year Ended December 31,
	2017	2016	2015
Valuation assumptions:
Expected term (in years)	6.25	5.04-6.25	3.0-6.25
Expected volatility	37.1%-39.8%	37.6%-42.1%	37.2%–49.4%
Risk-free interest rate	1.8%-2.2%	1.1%-2.0%	1.1%–2.0%
Expected dividend yield	—%	—%	—%

The following table presents information regarding stock options granted, exercised and forfeited for the periods presented:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	5,112,556	$3.19	$21,116
Granted	698,764	7.84	—
Exercised	(632,829)	2.12	3,703
Forfeited	(306,542)	7.65	—
Outstanding as of December 31, 2015	4,871,949	3.71	29,644
Granted	666,664	13.37	—
Exercised	(1,119,367)	3.35	11,980
Forfeited	(296,223)	8.14	—
Outstanding as of December 31, 2016	4,123,023	5.06	43,185
Granted	657,339	17.74	—
Exercised	(670,823)	3.80	10,392
Forfeited	(103,140)	12.25	—
Outstanding as of December 31, 2017	4,006,399	7.16	88,578

Exercisable at December 31, 2017	2,998,099	$4.50	$74,278
As of December 31, 2017, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 5.4 years and 4.3 years, respectively.

The weighted-average grant date fair value of stock options granted and the fair value of options vested were as follows for the years ending December 31, 2017, 2016, and 2015:

	Weighted Average Grant Date Fair Value per Share	Fair Value of Options Vested (in thousands)
Year:
2015	$3.46	$3,276
2016	$5.64	$4,645
2017	$7.25	$6,313

Restricted Stock Awards and Restricted Stock Units
The below table summarizes the Company’s restricted stock award and restricted stock unit activity for the years ending December 31, 2017, 2016 and 2015:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2014	584,385	$4.77
Granted	2,385	7.26
Vested	(119,262)	4.80
Forfeited	—	—
Unvested shares as of December 31, 2015	467,508	4.77
Granted	—	—
Vested	(116,877)	4.77
Forfeited	—	—
Unvested shares as of December 31, 2016	350,631	4.77
Granted	23,659	30.19
Vested	(116,877)	4.77
Forfeited	(571)	30.19
Unvested shares as of December 31, 2017	256,842	$4.77
11. Stockholders’ Equity
As of December 31, 2017, the Company had 100,000,000 shares of common stock authorized and 30,121,496 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At December 31, 2017, the Company had 10,000,000 shares of undesignated shares of preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of all classes of stock outstanding at the time. The Company is unable to pay dividends to stockholders as of December 31, 2017 due to restrictions in its credit agreements.
Warrants
At December 31, 2017 and 2016, warrants to purchase 810,000 shares of the Company's common stock at $10.00 per share remained outstanding. The warrants expire in 2018 and 2019.

12. Segments
The Company has two segments: subscription business and other business. The subscription business segment includes monthly subscriptions fees related to the Company’s medical insurance which is marketed directly to consumers, while the other business segment includes all other business that is not directly marketed to consumers.
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
Revenue and gross profit of the Company’s segments were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue:
Subscription business	$218,354	$173,356	$133,406
Other business	24,313	14,874	13,557
	242,667	188,230	146,963
Veterinary invoice expense:
Subscription business	155,554	124,636	95,420
Other business	14,568	8,898	7,904
	170,122	133,534	103,324
Other cost of revenue:
Subscription business	21,329	16,685	14,008
Other business	8,166	4,723	4,402
	29,495	21,408	18,410
Gross profit:
Subscription business	41,471	32,035	23,978
Other business	1,579	1,253	1,251
	43,050	33,288	25,229

Technology and development	9,768	9,534	11,215
General and administrative	16,820	15,205	15,558
Sales and marketing:
Subscription business	18,886	15,029	15,151
Other business	218	218	80
	19,104	15,247	15,231
Operating loss	$(2,642)	$(6,698)	$(16,775)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$195,297	$151,361	$116,585
Canada	47,370	36,869	30,378
Total revenue	$242,667	$188,230	$146,963
Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2017 and 2016.

13. Dividend Restrictions and Statutory Surplus
The Company’s business operations are conducted through subsidiaries, one of which is an insurance company domiciled in New York, American Pet Insurance Company, and one of which is a segregated cell business, Wyndham Segregated Account AX, located in Bermuda. In addition to general state law restrictions on payments of dividends and other distributions to stockholders applicable to all corporations, insurance companies are subject to further regulations that, among other things, may require such companies to maintain certain levels of equity and restrict the amount of dividends and other distributions that may be paid to their parent corporations.
New York law restricts the ability of the Company's insurance subsidiary in New York to pay dividends to its holding company parent. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval, and dividends in larger amounts, or extraordinary dividends, are subject to approval by the New York State Department of Financial Services, the subsidiary's primary regulator. An extraordinary dividend or distribution is defined as a dividend or distribution that, in the aggregate in any 12-month period, exceeds the lesser of (i) 10% of surplus as of the preceding December 31 or (ii) the insurer’s adjusted net investment income for such 12-month period, not including realized capital gains. Under regulatory requirements at December 31, 2017, the amount of dividends that may be paid by the Company’s insurance subsidiary in New York to the Company without prior approval by regulatory authorities was $0.2 million. This insurance subsidiary did not pay dividends to the Company during the years ended December 31, 2017, 2016, and 2015.
The Company's insurance subsidiary in Bermuda is regulated by the Bermuda Monetary Authority. Under the Bermuda Companies Act of 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would be after the payment, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. The Segregated Accounts Company Act of 2000 further requires that dividends out of a segregated account can only be paid to the extent that the cell remains solvent. The value of its assets must remain greater than the aggregate of its liabilities, issued share capital, and share premium accounts. Per our contractual agreements with Wyndham Insurance Company (SAC) Limited, the allowable dividend is equivalent to the positive undistributed profit attributable to the shares. This insurance subsidiary paid the Company a dividend of $2.7 million during the year ended December 31, 2017. No dividends were paid during the years ended December 31, 2016 and 2015.
The statutory net income for 2017, 2016 and 2015 and statutory capital and surplus at December 31, 2017, 2016 and 2015, for the Company’s insurance subsidiary in New York were as follows (in thousands):

	As of December 31,
	2017	2016	2015
Statutory net income	$7,507	$4,081	$1,386
Statutory capital and surplus	37,190	30,451	26,068
As of December 31, 2017, the Company’s insurance subsidiary in New York maintained $37.2 million of statutory capital and surplus which was above the required amount of $22.2 million of statutory capital and surplus to avoid additional regulatory oversight. As of December 31, 2017 and 2016, the Company had $6.6 million on deposit with various states in which it writes policies.
14. Related Parties
The Company is sometimes party to arrangements with the father and brother of the Company’s Chief Executive Officer, who both serve as independent contractors to develop veterinary relationships. The terms of the independent contractor agreements are consistent with the terms of other similar independent contractors that do business with the Company. Total amounts paid to the related parties were less than $0.5 million for each year ended December 31, 2017, 2016, and 2015.
15. Income Taxes
Loss before income taxes was as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$(1,965)	$(6,906)	$(17,222)
Foreign	34	48	131
	$(1,931)	$(6,858)	$(17,091)

The components of income tax (benefit) expense were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
U.S. federal & state	$183	$25	$31
Foreign	15	13	84
	198	38	115
Deferred:
U.S. federal & state	(620)	—	—
Foreign	(6)	—	(1)
	(626)	—	(1)
Income tax (benefit) expense	$(428)	$38	$114

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code, including, but not limited to, a corporate tax rate decrease to 21% effective January 1, 2018. The Company has calculated its best estimate of the impact of the Tax Act for the year ended December 31, 2017, based on its understanding of the Tax Act and guidance available as of the date of filing, and recorded an income tax benefit of $0.6 million.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company has determined that the $0.6 million income tax benefit recorded in connection with the remeasurement of its deferred tax liabilities was a provisional amount and a reasonable estimate as of December 31, 2017. Any necessary subsequent adjustments will be recorded in 2018.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is presented below:

	Year Ended December 31,
	2017	2016	2015
Federal income taxes at statutory rate	34.0%	34.0%	34.0%
U.S. state income taxes	(9.5)	(0.6)	(0.7)
Equity compensation	189.1	7.7	(1.2)
Change in valuation allowance	(229.6)	(40.5)	(34.2)
Meals and entertainment	(3.0)	(0.9)	(0.4)
Other, net	2.0	(0.3)	1.8
Change in federal tax rate	32.1	—	—
Credits	7.1	—	—
Effective income tax rate	22.2%	(0.6)%	(0.7)%

The principal components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2017		2016
Deferred tax assets:
Unearned premium reserves	$966		$918
Accruals and reserves	606		782
Net operating loss carryforwards	18,211		22,632
Depreciation and amortization	317		535
Equity compensation	1,024		1,137
Credits	208	—	—
Other	270		101
Total deferred tax assets	21,602		26,105
Deferred tax liabilities:
Deferred costs	(183)		(226)
Intangible assets	(1,002)		(1,623)
Total deferred tax liabilities	(1,185)		(1,849)
Total deferred taxes	20,417		24,256
Less deferred tax asset valuation allowance	(21,419)		(25,879)
Net deferred tax liability	$(1,002)		$(1,623)
At December 31, 2017, the Company had federal net operating loss carryforwards of $86.7 million and federal credits of $0.2 million. Use of the carryforwards is limited based on the future income of the Company. The federal net operating loss carryforwards currently would begin to expire in 2026. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards and credit carryforwards may be limited if the Company experiences an ownership change. As of December 31, 2017, the utilization of approximately $0.5 million of net operating losses are subject to limitation as a result of prior ownership changes; however, subsequent ownership changes may further affect the limitation in future years.
A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2017 and 2016 because the Company’s management has determined that it is more likely than not that these assets will not be fully realized.
The Company intends to reinvest all foreign earnings indefinitely outside of the U.S.
The Company is open to examination by the U.S. federal tax jurisdiction for the years ended December 31, 2014 through 2017. The Company is also open to examination for 2007 and forward with respect to net operating loss carryforwards generated and carried forward from those years in the United States. The Company is open to examination by the Canada Revenue Agency for the years ended December 31, 2013 through 2017 for all corporate tax matters, and open for the years ended December 31, 2009 through 2017 for transactions with non-arm’s length non-Canadian residents.
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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$120	$80	$65
Increases to tax positions related to prior periods	91	—	—
Increases to tax positions related to the current year	116	40	15
Balance, end of year	$327	$120	$80

18. Employee Benefits
The Company has a 401(k) plan for its U.S. employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The plan also allows the Company to make a matching contribution, subject to certain limitations. To date, the Company has made no contributions to the 401(k) plan.
17. Quarterly Financial Information (Unaudited)

The following table contains quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except per share data). The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements and includes all adjustments that the Company considers necessary for a fair presentation of the information shown. The operating results for any fiscal quarter are not necessarily indicative of the operating results for a full fiscal year or any future period and there can be no assurances that any trend reflected in such results will continue in the future.

	Three Months Ended
	Dec. 31, 2017(1)	Sept. 30, 2017	Jun. 30, 2017(2)	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
Total revenues	$66,545	$63,118	$58,275	$54,729	$51,340	$48,359	$45,832	$42,699
Gross profit	11,737	11,807	10,351	9,155	9,218	8,500	8,266	7,304
Net (loss) income	(838)	406	411	(1,482)	(1,723)	(1,637)	(964)	(2,572)
Net (loss) income per share:
Basic and diluted	(0.03)	0.01	0.01	(0.05)	(0.06)	(0.06)	(0.03)	(0.09)
Weighted-average common shares outstanding:
Basic	29,847,574	30,037,282	29,510,907	29,254,681	29,020,559	28,732,417	28,348,348	27,999,248
Diluted	29,847,574	33,113,981	32,734,624	29,254,681	29,020,559	28,732,417	28,348,348	27,999,248

(1) The Company recorded a tax benefit as of December 31, 2017, as a result of the Tax Act. See "Note 15" for additional information regarding this tax benefit.
(2) The Company sold an equity method investment during the second quarter of 2017. See "Note 1" for additional information regarding the sale.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this assessment, management concluded that, as of December 31, 2017, its internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 11. Executive Compensation
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV
Item 15. Exhibits, Financial Statement Schedules
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Seattle, state of Washington, on this 13th day of February, 2018.

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

Date: February 13, 2018	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: February 13, 2018	/s/ Tricia Plouf
Tricia Plouf Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 13, 2018	/s/ Murray Low
Murray Low Chairman of the Board of Directors

Date: February 13, 2018	/s/ Chad Cohen
Chad Cohen Director

Date: February 13, 2018	/s/ Michael Doak
Michael Doak Director

Date: February 13, 2018	/s/ Robin Ferracone
Robin Ferracone Director

Date: February 13, 2018	/s/ Dan Levitan
Dan Levitan Director

Date: February 13, 2018	/s/ H. Hays Lindsley
H. Hays Lindsley Director

Date: February 13, 2018	/s/ Glenn Novotny
Glenn Novotny Director

Date: February 13, 2018	/s/ Howard Rubin
Howard Rubin Director

EXHIBIT INDEX
The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference. Where an exhibit is incorporated by reference, the number in parentheses indicates the document to which cross-reference is made. See the end of this exhibit index for a listing of cross-reference documents.

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-36537	3.1	8/28/2014

3.2	Certificate of Amendment to the Restated Certificated of Incorporation of Trupanion Inc.	8-K	001-36537	3.1	6/3/2016

3.3	Restated Bylaws of the Registrant.	10-Q	001-36537	3.2	8/28/2014

4.1	Form of Common Stock Certificate.	S-1	333-196814	4.1	6/16/2014

4.2	Third Amended and Restated Registration Rights Agreement, dated October 25, 2011, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-196814	4.4	6/16/2014

99.1	Board resignation letter, dated February 2, 2018, between Glenn Novotny and Trupanion, Inc.	8-K	001-36537	99.1	2/8/2018

10.1+	Form of Indemnity Agreement.	S-1	333-196814	10.1	6/16/2014

10.2+	2007 Equity Compensation Plan and forms of stock option agreements and exercise notices, restricted stock notice agreement and restricted stock agreement thereunder.	S-1	333-196814	10.2	6/16/2014

10.3+	2014 Equity Incentive Plan and forms of stock option award agreement, restricted stock agreement and restricted stock unit award agreement thereunder.	S-1	333-196814	10.3	6/16/2014

10.4+	2014 Employee Stock Purchase Plan.	S-1	333-196814	10.4	6/16/2014

10.5+	Amended and Restated Employment Agreement, dated April 20, 2007, by and between the Registrant and Darryl Rawlings.	S-1	333-196814	10.6	6/16/2014

10.6+	Consulting Agreement, dated May 5, 2014, by and between the Registrant and Howard Rubin.	S-1	333-196814	10.8	6/16/2014

10.7+	First Amendment to Consulting Agreement, dated January 1, 2016, by and between the Registrant and Howard Rubin.	10-Q	001-36537	10.2	5/5/2016

10.8+	Second Amendment to Consulting Agreement, dated January 1, 2017 by and between the Registrant and Howard Rubin.	10-K	001-36537	10.13	2/15/2017

10.9+	Employment Agreement, dated January 13, 2017, by and between the Registrant and Tim Graff.	10-K	001-36537	10.14	2/15/2017

10.10+	Compensation Program for Non-Employee Directors of Trupanion, Inc. dated February 6, 2018	8-K	001-36537	10.1	2/8/2018

10.11+	Senior Credit Facility Loan and Security Agreement, entered into as of December 16, 2016 between Pacific Western Bank, Western Alliance Bank and Trupanion, Inc.	10-K	001-36537	10.15	2/15/2017

10.12+	First Amendment to Senior Credit Facility Loan and Security Agreement, dated March 31, 2017 between Pacific Western Bank, Western Alliance Bank and Trupanion, Inc.	10-Q	001-36537	10.1	5/2/2017

10.13+	Second Amendment to Senior Credit Facility Loan and Security Agreement, dated September 28, 2017 between Pacific Western Bank, Western Alliance Bank and Trupanion, Inc.	10-Q	001-36537	10.1	11/2/2017

10.14+	Second Amendment to Lease Agreement, dated October 20, 2017 between Benaroya Capital Company, LLC and Trupanion, Inc.	10-Q	001-36537	10.2	11/2/2017

10.15+	Agency Agreement between Omega General Insurance Company and Trupanion Brokers Ontario, Inc., effective January 1, 2015.	10-K	001-36537	10.13	2/24/2015

10.16+	Fronting and Administration Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.	10-K	001-36537	10.14	2/24/2015

10.17†	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.	10-K	001-36537	10.15	2/24/2015

10.18+	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2016.	10-K	001-36537	10.16	2/24/2017

10.19+	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2017.	10-K	001-36537	10.17	2/24/2017

10.20+	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2018.					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney (reference is made to the signature page hereto)					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

+	Indicates a management contract or compensatory plan or arrangement.
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

Schedule I - Condensed Financial Information of Registrant
Trupanion, Inc. Condensed Statements of Comprehensive Loss (Parent Company Only, in thousands)

	Year Ended December 31,
	2017	2016	2015
Expenses:
Veterinary invoice expense	$354	$269	$226
Other cost of revenue	239	41	44
Technology and development	528	531	628
General and administrative	4,204	3,627	3,852
Sales and marketing	889	871	621
Total expenses	6,214	5,339	5,371
Operating loss	(6,214)	(5,339)	(5,371)
Interest expense	529	218	325
Other (income) expense, net	(4,101)	23	(2)
Loss before equity in undistributed earnings of subsidiaries	(2,642)	(5,580)	(5,694)
Income tax benefit (expense)	5,302	—	—
Equity in undistributed earnings of subsidiaries	(4,163)	(1,316)	(11,511)
Net loss	$(1,503)	$(6,896)	$(17,205)
Other comprehensive income (loss), net of taxes:
Other comprehensive income (loss) of subsidiaries	285	125	(513)
Other comprehensive income (loss)	285	125	(513)
Comprehensive loss	$(1,218)	$(6,771)	$(17,718)

Trupanion, Inc. Condensed Balance Sheets (Parent Company Only) (In thousands, except per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,105	$3,401
Accounts and other receivables	2,261	1,492
Prepaid expenses and other assets	295	106
Total current assets	3,661	4,999
Restricted cash	600	600
Equity method investment	—	271
Property and equipment, net	661	1,070
Intangible assets, net	4,795	4,773
Other long term assets	2,488	—
Advances to and investments in subsidiaries	47,209	40,086
Total assets	$59,414	$51,799
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued liabilities, and other liabilities	$654	$492
Total current liabilities	654	492
Long-term debt	9,324	4,767
Deferred tax liabilities	1,002	1,622
Other liabilities	—	203
Total liabilities	10,980	7,084
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized at December 31, 2017 and December 31, 2016, 30,778,796 and 30,121,496 shares issued and outstanding at December 31, 2017; 30,156,247 and 29,498,947 shares issued and outstanding at December 31, 2016	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized at December 31, 2017 and December 31, 2016, and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	134,511	129,574
Accumulated other comprehensive loss	(92)	(377)
Accumulated deficit	(82,784)	(81,281)
Treasury stock, at cost: 657,300 shares at December 31, 2017 and December 31, 2016	(3,201)	(3,201)
Total stockholders’ equity	48,434	44,715
Total liabilities and stockholders’ equity	$59,414	$51,799

Trupanion, Inc. Condensed Statements of Cash Flows (Parent Company Only, in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(1,503)	$(6,896)	$(17,205)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Loss attributable to investments in subsidiaries	4,163	1,316	11,511
Depreciation and amortization	697	251	126
Stock-based compensation expense	3,419	2,946	3,002
Gain on sale of equity method investment	(1,036)	—	—
Other, net	(380)	58	21
Changes in operating assets and liabilities	743	1,742	(1,383)
Net cash provided by (used in) operating activities	6,103	(583)	(3,928)
Investing activities
Proceeds from sale of equity method investment	1,402	—	—
Purchases of property and equipment	(135)	1	(149)
Advances to and investments in subsidiaries	(12,168)	(9,333)	(19,900)
Other investments	(2,668)	—	(300)
Net cash used in investing activities	(13,570)	(9,332)	(20,349)
Financing activities
Proceeds from exercise of stock options	2,545	3,745	1,335
Taxes paid related to net share settlement of equity awards	(1,170)	(662)	(643)
Proceeds from (repayment of) debt financing, net of financing fees	4,400	4,988	(14,900)
Other financing	(604)	(195)	—
Net cash provided by (used in) financing activities	5,170	7,876	(14,208)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	—	—	(517)
Net change in cash, cash equivalents, and restricted cash	(2,296)	(2,039)	(39,002)
Cash, cash equivalents, and restricted cash at beginning of period	4,001	6,040	45,042
Cash, cash equivalents, and restricted cash at end of period	$1,705	$4,001	$6,040
Supplemental disclosures
Interest paid	333	153	155
Noncash investing and financing activities:
Property and equipment acquired under capital lease	471	—	—
Cashless exercise of common stock warrants	—	600	—

1. Organization and Presentation
The accompanying condensed financial statements present the financial position, results of operations and cash flows for Trupanion, Inc. These condensed unconsolidated financial statements should be read in conjunction with the consolidated financial statements of Trupanion, Inc. and its subsidiaries and the notes thereto (the Consolidated Financial Statements). Investments in subsidiaries are accounted for using the equity method of accounting. Certain prior year amounts have been reclassified within the accompanying condensed financial statements from their original presentation to conform to the current period presentation. For the year ended December 31, 2017, Trupanion, Inc. recorded a cash dividend received from a subsidiary of $2.7 million within other income. This dividend is eliminated within the consolidated financial statements of Trupanion, Inc.
Additional information about Trupanion, Inc.’s accounting policies pertaining to intangible assets, commitments and contingencies, debt financing, stock-based compensation, stockholders’ equity, and income taxes are set forth in Notes 4, 7, 9, 10, 11 and 15, respectively, to the Consolidated Financial Statements.