Form 10-Q
period 2018-03-31
TRUPANION INC.
filed 2018-05-02
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 25, 2018, there were approximately 31,186,900 shares of the registrant’s common stock outstanding.

TRUPANION, INC.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2018

Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and section 27A of the Securities Act of 1933, as amended (Securities Act). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “target,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” and “expect,” and similar expressions that convey uncertainty of future events or outcomes, are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRUPANION, INC. Consolidated Statements of Operations (in thousands, except share data) (unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$69,760	$54,729
Cost of revenue:
Veterinary invoice expense	50,113	39,187
Other cost of revenue	8,583	6,387
Gross profit	11,064	9,155
Operating expenses:
Technology and development	2,164	2,403
General and administrative	4,458	4,012
Sales and marketing	5,938	4,089
Total operating expenses	12,560	10,504
Operating loss	(1,496)	(1,349)
Interest expense	219	137
Other (income) expense, net	(140)	(28)
Loss before income taxes	(1,575)	(1,458)
Income tax (benefit) expense	(95)	24
Net loss	$(1,480)	$(1,482)

Net loss per share:
Basic and diluted	$(0.05)	$(0.05)
Weighted-average common shares outstanding:
Basic and diluted	30,246,585	29,254,681
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Statements of Comprehensive Loss (in thousands) (unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(1,480)	$(1,482)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(190)	12
Net unrealized (loss) on available-for-sale debt securities	(15)	(7)
Other comprehensive (loss) income, net of taxes	(205)	5
Comprehensive loss	$(1,685)	$(1,477)
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Balance Sheets (in thousands, except share data)

	March 31, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$30,786	$25,706
Short-term investments	39,360	37,590
Accounts and other receivables	24,317	20,367
Prepaid expenses and other assets	3,046	2,895
Total current assets	97,509	86,558
Restricted cash	600	600
Long-term investments, at fair value	3,238	3,237
Property and equipment, net	8,275	7,868
Intangible assets, net	5,000	4,972
Other long-term assets	2,596	2,624
Total assets	$117,218	$105,859
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,343	$2,716
Accrued liabilities and other current liabilities	8,347	7,660
Reserve for veterinary invoices	13,450	12,756
Deferred revenue	26,757	22,734
Total current liabilities	51,897	45,866
Long-term debt	14,851	9,324
Deferred tax liabilities	1,002	1,002
Other liabilities	1,221	1,233
Total liabilities	68,971	57,425
Stockholders’ equity:
Common stock: $0.00001 par value, 100,000,000 shares authorized; 31,181,627 and 30,430,915 shares issued and outstanding at March 31, 2018; 30,778,796 and 30,121,496 shares issued and outstanding at December 31, 2017	—	—
Preferred stock: $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	139,009	134,511
Accumulated other comprehensive loss	(297)	(92)
Accumulated deficit	(84,264)	(82,784)
Treasury stock, at cost: 755,985 shares at March 31, 2018 and 657,300 shares at December 31, 2017	(6,201)	(3,201)
Total stockholders’ equity	48,247	48,434
Total liabilities and stockholders’ equity	$117,218	$105,859
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(1,480)	$(1,482)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	927	1,036
Stock-based compensation expense	968	781
Other, net	23	97
Changes in operating assets and liabilities:
Accounts and other receivables	(3,926)	(3,372)
Prepaid expenses and other assets	(129)	(219)
Accounts payable, accrued liabilities, and other liabilities	910	(295)
Reserve for veterinary invoices	743	1,093
Deferred revenue	4,041	4,218
Net cash provided by operating activities	2,077	1,857
Investing activities
Purchases of investment securities	(7,140)	(5,172)
Maturities of investment securities	5,300	3,871
Purchases of property and equipment	(992)	(462)
Other investments	—	(2,710)
Net cash used in investing activities	(2,832)	(4,473)
Financing activities
Proceeds from exercise of stock options	481	1,037
Proceeds from debt financing, net of financing fees	5,500	—
Other financing	(216)	(142)
Net cash provided by financing activities	5,765	895
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	70	21
Net change in cash, cash equivalents, and restricted cash	5,080	(1,700)
Cash, cash equivalents, and restricted cash at beginning of period	26,306	24,237
Cash, cash equivalents, and restricted cash at end of period	$31,386	$22,537
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	680	93
Property and equipment acquired under lease	—	45
Issuance of common stock for cashless exercise of warrants	3,000	—
See accompanying notes to the consolidated financial statements.

TRUPANION, INC.
Notes to the Consolidated Financial Statements (unaudited)
1. Nature of Operations and Significant Accounting Policies
Description of Business and Basis of Presentation
Trupanion, Inc. (collectively with its wholly-owned subsidiaries, the Company) provides medical insurance for cats and dogs throughout the United States, Canada and Puerto Rico.
The financial data as of December 31, 2017 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive loss, and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission (SEC) on February 13, 2018 (the 2017 10-K). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2017 10-K. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from such estimates. See Note 1 to the audited financial statements included in the 2017 10-K for additional discussion of these estimates and assumptions.
Accumulated Other Comprehensive Loss
There were no reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2018 and 2017.
Income Taxes
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act), making broad and complex changes to the Internal Revenue Code. The Company has made significant judgments and estimates in accordance with its interpretation of the Tax Act. As additional guidance on the Tax Act becomes available, the Company may adjust its interpretation of the requirements, which may result in a material change to income tax benefit or expense in the period in which the adjustment is made.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) amending the lease presentation guidance. The ASU requires organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheets. This ASU is effective for fiscal years beginning after December 15, 2018 including interim periods within that reporting period, with early adoption permitted. The Company has determined this guidance will require recognition of a lease liability and corresponding asset on the consolidated balance sheets equal to the present value of minimum lease payments. The carrying amount of the asset is derived from the amount of the lease liability at the end of each reporting period. The Company plans to adopt this guidance as of January 1, 2019, and is in the process of evaluating the impact on its consolidated financial statements.
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

The following potentially dilutive equity securities were not included in the diluted earnings per common share calculation because they would have had an antidilutive effect:

	Three Months Ended March 31,
	2018	2017
Stock options	3,878,716	3,983,098
Restricted stock awards and restricted stock units	546,638	351,702
Warrants	510,000	810,000

3. Investment Securities
The amortized cost, gross unrealized holding gains and losses, fair value of long-term investments, which are classified as available-for-sale, and fair value of short-term investments by major security type and class of security were as follows as of March 31, 2018 and December 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of March 31, 2018
Available-for-sale:
Foreign deposits	$2,253	$—	$—	$2,253
Municipal bond	1,000	—	(15)	985
	$3,253	$—	$(15)	$3,238
Short-term investments:
U.S. Treasury securities	$5,784	$—	$(2)	$5,782
Certificates of deposit	690	—	—	690
U.S. government funds	32,886	—	—	32,886
	$39,360	$—	$(2)	$39,358

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2017
Available-for-sale:
Foreign deposits	$2,237	$—	$—	$2,237
Municipal bond	1,000	—	—	1,000
	$3,237	$—	$—	$3,237
Short-term investments:
U.S. Treasury securities	$5,783	$—	$(4)	$5,779
Certificates of deposit	690	1	—	691
U.S. government funds	31,117	—	—	31,117
	$37,590	$1	$(4)	$37,587

Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	March 31, 2018
	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	$2,253	$2,253
Due after five years through ten years	1,000	985
	$3,253	$3,238

The Company evaluated its securities for other-than-temporary impairment and considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. For debt securities, the Company does not intend to sell, nor is it more likely than not that the Company will be required to sell, the securities prior to maturity or prior to the recovery of the amortized cost basis.
4. Fair Value
Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of March 31, 2018
	Fair Value	Level 1	Level 2
Assets
Restricted cash	$600	$600	$—
Foreign deposits	2,253	2,253	—
Municipal bond	985	—	985
Money market funds	7,717	7,717	—
Total	$11,555	$10,570	$985

	As of December 31, 2017
	Fair Value	Level 1	Level 2
Assets
Restricted cash	$600	$600	$—
Foreign deposits	2,237	2,237	—
Municipal bond	1,000	—	1,000
Money market funds	5,167	5,167	—
Total	$9,004	$8,004	$1,000

The Company measures the fair value of restricted cash, foreign deposits, and money market funds based on quoted prices in active markets for identical assets. The fair value of the municipal bond is based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.
Fair Value Disclosures
As of March 31, 2018 and December 31, 2017, the Company's other long-term assets balance included a $2.5 million note receivable, recorded at its estimated collectible amount. The Company estimates that the carrying value of the note receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of its long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at March 31, 2018 and December 31, 2017.

5. Debt
The Company has a revolving line of credit of up to $30.0 million, maturing December 2019. The facility is secured by any and all interests in the Company's assets that are not otherwise restricted. Interest on the revolving line of credit is payable monthly at the greater of 4.5%, or 1.25% plus the prime rate (6.00% at March 31, 2018). The credit agreement includes other ancillary services and letters of credit of up to $4.5 million, and requires a deposit of restricted cash of $0.6 million. As of March 31, 2018, the Company was in compliance with all financial and non-financial covenants required by the credit agreement.
Borrowings on the revolving line of credit are limited to the lesser of $30.0 million and the total amount of cash and securities held by the Company's insurance subsidiaries (American Pet Insurance Company and Wyndham Insurance Company (SAC) Limited Segregated Account AX). As of March 31, 2018, available borrowing capacity on the line of credit was $13.0 million, with an outstanding balance of $2.0 million for ancillary services and letters of credit, and borrowings under the facility were $15.0 million, recorded net of financing fees of $0.1 million.
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
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Three Months Ended March 31,
Subscription	2018	2017
Reserve at beginning of year	$11,059	$8,538
Veterinary invoices during the period related to:
Current year	45,198	36,518
Prior years	(61)	(195)
Total veterinary invoice expense	45,137	36,323
Amounts paid during the period related to:
Current year	36,142	28,868
Prior years	8,250	6,400
Total paid	44,392	35,268
Non-cash expenses	156	93
Reserve at end of period	$11,648	$9,500
The Company's reserve for the subscription business segment increased from $11.1 million at December 31, 2017 to $11.6 million at March 31, 2018. This change was comprised of $45.1 million in expense recorded during the period less $44.4 million in payments of veterinary invoices. The $45.1 million in veterinary invoice expense incurred includes a reduction of $0.1 million to the reserves relating to prior years, which is the result of ongoing analysis of recent payment trends. For the three months ended March 31, 2017, the Company decreased prior year reserves by $0.2 million as a result of analysis of payment trends.

Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Three Months Ended March 31,
Other Business	2018	2017
Reserve at beginning of year	$1,697	$983
Veterinary invoices during the period related to:
Current year	5,218	3,048
Prior years	(242)	(184)
Total veterinary invoice expense	4,976	2,864
Amounts paid during the period related to:
Current year	3,734	2,092
Prior years	1,137	634
Total paid	4,871	2,726
Non-cash expenses	—	—
Reserve at end of period	$1,802	$1,121

The Company’s reserve for the other business segment increased from $1.7 million at December 31, 2017 to $1.8 million at March 31, 2018. This change was comprised of $5.0 million in expense recorded during the period less $4.9 million in payments of veterinary invoices. The $5.0 million in veterinary invoice expense incurred includes a reduction of $0.2 million to the reserves relating to prior years, which is the result of ongoing analysis of recent payment trends. For the three months ended March 31, 2017, the Company decreased prior year reserves by $0.2 million as a result of analysis of payment trends.
Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by year the veterinary invoice relates to, referred to as the year of occurrence.

Subscription	As of March 31, 2018
Year of Occurrence
2016	$453
2017	2,295
2018	8,900
$11,648

Other Business	As of March 31, 2018
Year of Occurrence
2017	317
2018	1,485
$1,802

8. Stock-Based Compensation and Stockholders' Equity
Stock-based Compensation
Stock-based compensation expense includes stock options, restricted stock awards, and restricted stock units granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations depending on the function performed by the employee or non-employee. Stock-based compensation expense recognized in the consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Veterinary invoice expense	$120	$70
Other cost of revenue	77	43
Technology and development	49	50
General and administrative	449	431
Sales and marketing	273	187
Total stock-based compensation	$968	$781

As of March 31, 2018, for all employees, the Company had 896,125 unvested stock options and 546,683 unvested restricted stock awards and restricted stock units that are expected to vest. Stock-based compensation expense of $5.0 million related to unvested stock options and $8.8 million related to unvested restricted stock awards and restricted stock units, each expected to be recognized over a weighted-average period of approximately 2.5 years.
Stock Options
A summary of the Company's stock option activity is as follows:

	Number Of Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	4,006,399	$7.16	$88,578
Granted	—	—
Exercised	(101,514)	4.74	2,605
Forfeited	(26,169)	15.75
Outstanding as of March 31, 2018	3,878,716	7.17	88,138

Exercisable as of March 31, 2018	2,977,257	$4.67	$75,089
As of March 31, 2018, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 5.1 years and 4.1 years, respectively.
Restricted Stock Awards and Restricted Stock Units
A summary of the Company’s restricted stock award and restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2017	256,842	4.77
Granted	296,749	27.99
Vested	(6,590)	27.04
Forfeited	(318)	28.01
Unvested shares as of March 31, 2018	546,683	18.16

Stockholders’ Equity
In February 2018, 300,000 of the Company's outstanding warrants were exercised. As of March 31, 2018, warrants to purchase 510,000 shares of the Company's common stock at $10.00 per share remained outstanding. The warrants automatically convert to common stock in 2019.

9. Segments
The Company has two segments: subscription business and other business. The subscription business segment includes monthly subscription fees related to the Company’s medical insurance which is marketed directly to consumers, while the other business segment includes all other business that is not directly marketed to consumers.
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
Revenue and gross profit of the Company’s segments were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue:
Subscription business	$61,517	$50,229
Other business	8,243	4,500
	69,760	54,729
Veterinary invoice expense:
Subscription business	45,137	36,323
Other business	4,976	2,864
	50,113	39,187
Other cost of revenue:
Subscription business	5,877	4,923
Other business	2,706	1,464
	8,583	6,387
Gross profit:
Subscription business	10,503	8,983
Other business	561	172
	11,064	9,155

Technology and development	2,164	2,403
General and administrative	4,458	4,012
Sales and marketing:
Subscription business	5,851	4,041
Other business	87	48
	5,938	4,089
Operating loss	$(1,496)	$(1,349)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended March 31,
	2018	2017
United States	$56,009	$44,134
Canada	13,751	10,595
Total revenue	$69,760	$54,729

Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2018 and December 31, 2017.

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

Key Operating Metrics
The following table sets forth our key operating metrics for our subscription business, and total pets enrolled, for each of the last eight fiscal quarters.

	Period Ended
	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016
Total subscription pets enrolled (at period end)	385,640	371,683	359,102	346,409	334,909	323,233	312,282	299,856
Total pets enrolled (at period end)	446,533	423,194	404,069	383,293	364,259	343,649	334,070	320,896
Monthly average revenue per pet	$53.62	$53.17	$52.95	$51.47	$50.50	$49.17	$48.37	$47.39
Lifetime value of a pet (LVP)	$727	$727	$701	$654	$637	$631	$624	$622
Average pet acquisition cost (PAC)	$165	$184	$151	$143	$128	$133	$120	$118
Average monthly retention	98.63%	98.63%	98.61%	98.57%	98.58%	98.60%	98.61%	98.64%
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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of March 31, 2018 is an average of each month’s retention from April 1, 2017 through March 31, 2018. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

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
The following table reflects the reconciliation of net acquisition cost to sales and marketing expense (in thousands):

	Period Ended
	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016
Sales and marketing expense	$5,938	$5,781	$4,862	$4,372	$4,089	$3,951	$3,892	$3,564
Net of sign-up fee revenue	(616)	(550)	(558)	(517)	(544)	(526)	(525)	(495)
Excluding:
Stock-based compensation expense	(273)	(172)	(165)	(198)	(187)	(113)	(172)	(165)
Other business segment sales and marketing expense	(87)	(56)	(51)	(63)	(48)	(62)	(63)	(55)
Net acquisition cost	$4,962	$5,003	$4,088	$3,594	$3,310	$3,250	$3,132	$2,849
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

Factors Affecting Our Performance
Average monthly retention. Our performance depends on our ability to continue to retain our existing and newly enrolled pets and is impacted by our ability to provide a best-in-class value and member experience. Our ability to retain enrolled pets depends on a number of factors, including the actual and perceived value of our services and the quality of our member experience, the ease and transparency of the process for reviewing and paying veterinary invoices for our members, and the competitive environment. In addition, other initiatives across our business may temporarily impact retention and make it difficult for us to improve or maintain this metric. For example, if the number of new pets enrolled increases at a faster rate than our historical experience, our average monthly retention rate could be adversely impacted, as our retention rate is generally lower during the first year of member enrollment.
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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenue:
Subscription business	$61,517	$50,229
Other business	8,243	4,500
Total revenue	69,760	54,729
Cost of revenue:
Subscription business(1)	51,014	41,246
Other business	7,682	4,328
Total cost of revenue	58,696	45,574
Gross profit:
Subscription business	10,503	8,983
Other business	561	172
Total gross profit	11,064	9,155
Operating expenses:
Technology and development(1)	2,164	2,403
General and administrative(1)	4,458	4,012
Sales and marketing(1)	5,938	4,089
Total operating expenses	12,560	10,504
Operating loss	(1,496)	(1,349)
Interest expense	219	137
Other (income) expense, net	(140)	(28)
Loss before income taxes	(1,575)	(1,458)
Income tax (benefit) expense	(95)	24
Net loss	$(1,480)	$(1,482)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of revenue	$197	$113
Technology and development	49	50
General and administrative	449	431
Sales and marketing	273	187
Total stock-based compensation expense	$968	$781

	Three Months Ended March 31,
	2018	2017
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue	84	83
Gross profit	16	17
Operating expenses:
Technology and development	3	4
General and administrative	6	7
Sales and marketing	9	7
Total operating expenses	18	19
Operating loss	(2)	(2)
Loss before income taxes	(2)	(3)
Net loss	(2)%	(3)%

	Three Months Ended March 31,
	2018	2017
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%
Subscription business cost of revenue	83	82
Subscription business gross profit	17%	18%

Comparison of the Three Months Ended March 31, 2018 and 2017
Revenue

	Three Months Ended March 31,		% Change
	2018	2017
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$61,517	$50,229	22%
Other business	8,243	4,500	83
Total revenue	$69,760	$54,729	27

Percentage of Revenue by Segment:
Subscription business	88%	92%
Other business	12	8
Total revenue	100%	100%

Total subscription pets enrolled (at period end)	385,640	334,909	15
Total pets enrolled (at period end)	446,533	364,259	23
Monthly average revenue per pet	$53.62	$50.50	6
Average monthly retention	98.63%	98.58%
Three months ended March 31, 2018 compared to three months ended March 31, 2017. Total revenue increased by $15.0 million to $69.8 million for the three months ended March 31, 2018, or 27%. Revenue from our subscription business segment increased by $11.3 million to $61.5 million for the three months ended March 31, 2018, or 22%. This increase in subscription business revenue was primarily due to a 15% increase in total subscription pets enrolled as of March 31, 2018 compared to March 31, 2017, and an increase in average revenue per pet of 6% for the same period. Increases in pricing were primarily due to the increased cost of veterinary care and more accurately pricing to our cost-plus margin structure by subcategory. Revenue from our other business segment increased $3.7 million to $8.2 million for the three months ended March 31, 2018, or 83%, primarily due to an increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2018	2017
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$45,137	$36,323	24%
Other cost of revenue	5,877	4,923	19
Total cost of revenue	51,014	41,246	24
Gross profit	10,503	8,983	17
Other business:
Veterinary invoice expense	4,976	2,864	74
Other cost of revenue	2,706	1,464	85
Total cost of revenue	7,682	4,328	77
Gross profit	561	172	226

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	73%	72%
Other cost of revenue	10	10
Total cost of revenue	83	82
Gross profit	17	18
Other business:
Veterinary invoice expense	60	64
Other cost of revenue	33	33
Total cost of revenue	93	96
Gross profit	7	4

Total subscription pets enrolled (at period end)	385,640	334,909	15
Total pets enrolled (at period end)	446,533	364,259	23
Monthly average revenue per pet	$53.62	$50.50	6
Three months ended March 31, 2018 compared to three months ended March 31, 2017. Cost of revenue for our subscription business segment was $51.0 million, or 83% of revenue, for the three months ended March 31, 2018, compared to $41.2 million, or 82% of revenue, for the three months ended March 31, 2017. This $9.8 million increase in subscription cost of revenue was primarily the result of a 15% increase in subscription pets enrolled, resulting in a 24% increase in veterinary invoice expense and related internal processing costs. As a percentage of revenue, these costs increased to 73% for the three months ended March 31, 2018 from 72% for the three months ended March 31, 2017, primarily due to an increase in the volume of veterinary invoices received and the resulting increase in the costs to process and pay the invoices. Cost of revenue for our other business segment increased $3.4 million to $7.7 million for the three months ended March 31, 2018, primarily due to an increase in enrolled pets in this segment.
Technology and Development Expenses

	Three Months Ended March 31,		% Change
	2018	2017
	(in thousands, except percentages)
Technology and development	$2,164	$2,403	(10)%
Percentage of total revenue	3%	4%

Three months ended March 31, 2018 compared to three months ended March 31, 2017. Technology and development expenses decreased $0.2 million, or 10%, to $2.2 million for the three months ended March 31, 2018. This was primarily due to having more resources dedicated to capital projects, resulting in a higher proportion of costs being capitalized than in the prior year.
General and Administrative Expenses

	Three Months Ended March 31,		% Change
	2018	2017
	(in thousands, except percentages)
General and administrative	$4,458	$4,012	11%
Percentage of total revenue	6%	7%
Three months ended March 31, 2018 compared to three months ended March 31, 2017. General and administrative expenses increased $0.4 million, or 11%, to $4.5 million for the three months ended March 31, 2018. This was primarily due to higher occupancy costs and increased headcount. General and administrative expenses decreased from 7% to 6% as a percentage of revenue for the three months ended March 31, 2018, as we experienced scale in our support functions.
Sales and Marketing Expenses

	Three Months Ended March 31,		% Change
	2018	2017
	(in thousands, except percentages, pet and per pet data)
Sales and marketing	$5,938	$4,089	45%
Subscription Business:
Total subscription pets enrolled (at period end)	385,640	334,909	15
Average pet acquisition cost (PAC)	$165	$128	29
Three months ended March 31, 2018 compared to three months ended March 31, 2017. Sales and marketing expense increased $1.8 million, or 45%, to $5.9 million for the three months ended March 31, 2018. PAC increased 29% from March 31, 2017, to $165 for the three months ended March 31, 2018, as a result of $0.5 million in additional testing of new marketing initiatives and an increase of $1.0 million in compensation expenses due to an 18% increase in headcount, primarily related to our inside sales team.
Total Other Expense, Net

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Interest expense	$219	$137
Other (income) expense, net	(140)	(28)
Total other expense, net	$79	$109
Three months ended March 31, 2018 compared to three months ended March 31, 2017. Total other expense, net remained comparable at $0.1 million.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$2,077	$1,857
Net cash used in investing activities	(2,832)	(4,473)
Net cash provided by financing activities	5,765	895
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	70	21
Net change in cash, cash equivalents and restricted cash	$5,080	$(1,700)
Our primary sources of liquidity are cash provided by operations and available borrowings on our line of credit. Our primary requirements for liquidity are paying veterinary invoices, funding operations and capital requirements, investing in new member acquisition, investing in enhancements to our member experience, and servicing debt.
As of March 31, 2018, we had $70.1 million in cash, cash equivalents and short-term investments and $13.0 million available under our line of credit, which excludes $2.0 million reserved under the credit agreement for an outstanding letter of credit and other ancillary services. Most of the assets in our insurance subsidiary, American Pet Insurance Company (APIC), and our segregated cell business, Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of March 31, 2018, total assets and liabilities held outside of our insurance entities totaled $48.8 million and $27.6 million, respectively, including $19.7 million of cash and cash equivalents that are segregated from other operating funds and held in trust for the payment of claims on behalf of our insurance subsidiaries. For further information, refer to "Regulation."
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
Operating Cash Flows
We derive operating cash flows from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments and to fund projects that improve our members' experience. Cash provided by operating activities was $2.1 million for the three months ended March 31, 2018 compared to cash provided by operating activities of $1.9 million for the three months ended March 31, 2017. The increase in cash provided by operating activities of $0.2 million was primarily related to timing differences between collections from members and payments of veterinary invoices and payments to vendors.
Investing Cash Flows
Net cash used in investing activities for each of the periods presented was primarily related to the net purchase of investments to increase our statutory capital. As of March 31, 2018, we had $42.6 million in short-term and long-term investments in our insurance entities, APIC and WICL Segregated Account AX. These investments are held to satisfy statutory requirements. Our regulators may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow.
Financing Cash Flows
Cash provided by financing activities was $5.8 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively. The increase of $4.9 million was primarily due to additional borrowings of $5.5 million on our line of credit, offset by reduced proceeds from option exercises as compared to the prior year.
Long-Term Debt
Pacific Western Bank Loan and Security Agreement
The Company has a syndicated loan agreement with Pacific Western Bank (PWB) and Western Alliance Bank (WAB) of up to $30.0 million, maturing December 2019. We refer to this line of credit as our PWB credit facility. The maximum amount available to us under the PWB credit facility, inclusive of any amounts outstanding under the revolving line of credit, is the lesser of $30.0 million or the total amount of cash and securities held by our insurance entities, less $2.0 million for obligations we have outstanding from PWB and/or WAB for other ancillary services and our letter of credit. Interest on the PWB credit facility accrues at a variable annual rate equal to the greater of 4.5%, or 1.25% plus the prime rate (6.00% at March 31, 2018).

The PWB credit facility requires us to maintain certain financial and non-financial covenants, including maintaining a minimum cash balance of $0.6 million in our account at WAB and/or WAB affiliates and other cash or investments of $1.4 million in our accounts at PWB. As of March 31, 2018, we were in compliance with each of the financial and non-financial covenants.
Our obligations under the PWB credit facility are secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of March 31, 2018, we had $15.0 million in aggregate borrowings outstanding under the PWB credit facility.
Regulation
As of March 31, 2018, our insurance entities, APIC and WICL Segregated Account AX, held $39.3 million in short-term investments and $25.8 million in other current assets, including $3.7 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
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
APIC
The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of the National Association of Insurance Commissioners (NAIC). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. As of December 31, 2017, APIC was required to maintain at least $22.2 million of risk-based capital to avoid this additional regulatory oversight. As of that date, APIC maintained $37.2 million of risk-based capital. The New York Department of Financial Services may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow.
New York laws also restrict the ability of APIC to pay dividends to our parent holding company. The dividend restrictions are based in part on the prior year’s statutory income and surplus. Dividends up to specified levels are considered ordinary and may be paid without prior approval. In general, dividends or distributions that, in the aggregate in any 12-month period exceed the lesser of (i) 10% of surplus as of the preceding December 31 or (ii) the insurer’s adjusted net investment income for such 12-month period ended the preceding December 31, not including realized capital gains, are subject to approval by regulatory authorities. As of December 31, 2017, less than $0.2 million was able to be paid in the form of a dividend from APIC to our parent holding company without prior approval from regulatory authorities.
WICL Segregated Account AX
WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. During February 2018, our parent entity received a dividend of $2.2 million from WICL Segregated Account AX as allowed under our agreements with WICL. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Omega General Insurance Company, we are required to maintain a Canadian Trust account with the greater of CAD $2.0 million or 115% of unearned Canadian premium plus 15% of outstanding Canadian claims, including all incurred but not reported claims. As of December 31, 2017, the account held CAD $2.8 million.

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
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. Management believes there have been no material changes to our contractual obligation disclosure during the three months ended March 31, 2018, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2018, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that we offer veterinarians and their clients. In turn, we rely on veterinarians to introduce and recommend Trupanion to their clients. We also rely significantly on other third parties, such as existing members, online and other businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups and associations, to help generate leads for our subscription. Veterinary referred leads represent our largest member acquisition channel. In the three months ended March 31, 2017, approximately 72% of our enrollments came from referrals from veterinarians and existing members, as well as people adding pets to their existing subscription.
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
Our subsidiary, American Pet Insurance Company, is subject to risk-based capital regulations that require us to maintain certain levels of surplus to support our overall business operations in consideration of our size and risk profile. We have in the past and may in the future fail to maintain the amount of risk-based capital required to avoid additional regulatory oversight. To comply with these regulations and our related contractual obligations, we may be required to maintain capital that we would otherwise invest in our growth and operations, which may require us to modify our operating plan or marketing initiatives, delay the implementation of new solutions or development of new technologies, decrease the rate at which we hire additional personnel and enter into relationships with Territory Partners, incur indebtedness or pursue equity or debt financings or otherwise modify our business operations, any of which could have a material adverse effect on our operating results and financial condition.
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
Our growth depends in large part upon growth in our member base. We seek to convert consumers who visit our website and call our contact center into members. The rate at which consumers visiting our website and contact center considering enrollment in our subscription are converted into members is a significant factor in the growth of our member base. A number of factors have influenced, and could in the future influence, the conversion rates for any given period, some of which are outside of our control. These factors include:

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
We have a team of product and engineering professionals dedicated in part to enhancing our technology platform and developing new solutions. We have made, and expect to continue to make, significant investments in these new solutions and enhancements. For example, we have made significant investments in Trupanion Express®, which is designed to facilitate the direct payment of invoices to veterinary practices. These development and implementation activities may not be successful, and we may incur delays or cost overruns or elect to curtail our currently planned expenditures related to them. Further, if or when these new solutions or enhancements are introduced, they may not be well received by veterinarians or by new or existing members, particularly if they are costly, cumbersome or unreliable. Even if they are well-received, they may be or become obsolete due to technological reasons or to the availability of alternative solutions in the marketplace. If new solutions and enhancements are not successful on a long-term basis, we may not realize benefits from these investments, and our business and financial condition could be adversely affected.
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
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Although we believe that the North American market for pet medical insurance will grow over time if consumers are offered a high-value product, the market in North America has been historically growing slowly, if at all, and may not be capable of growing further. Even if this market experiences significant growth, we may not grow our business at similar rates, or at all. For example, the market for medical insurance for cats and dogs in North America has been highly fragmented and competitive and may become even more so in the future. Our growth is subject to many factors, including our success in implementing our business strategy and maintaining our position in a highly competitive market, which are subject to many risks and uncertainties.
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
The Company has a revolving line of credit and may incur indebtedness in the future, including any additional borrowings available under our revolving line of credit. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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

We may invest in or acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, otherwise disrupt our operations or harm our operating results.
We may decide to invest in or acquire businesses, products or technologies. Our ability to successfully evaluate and manage investment opportunities, or make and integrate acquisitions, is unproven. The pursuit of potential investments or acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not they are consummated. Further, even if we successfully invest in or acquire additional businesses or technologies, we may not achieve the anticipated benefits from the transaction. The investment or acquisition may also expose us to additional risks, including from unknowingly inheriting liabilities that are not adequately covered by indemnities. Acquisitions or investments could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. If an investment or acquisition fails to meet our expectations, our business, operating results and financial condition may suffer.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2017, we had U.S. federal net operating loss carryforwards of approximately $86.7 million that will begin to expire in 2027. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Pursuant to Sections 382 and 383 of the Code, annual use of our net operating loss carryforwards and credit carryforwards may be limited by previous and future ownership changes. We believe the utilization of approximately $0.5 million of net operating losses are subject to limitation as a result of prior ownership changes based on our Section 382 study performed as of September 30, 2016.
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
The sale of medical insurance for cats and dogs, which is considered a type of property and casualty insurance in most jurisdictions, is heavily regulated by each state in the United States, in the District of Columbia, in Puerto Rico and by Canadian federal, provincial and territorial governments. In the United States, state insurance regulators are charged with protecting policyholders and have broad regulatory, supervisory and administrative powers over our business practices. Because we do business in all 50 states, the District of Columbia, all Canadian provinces and territories and Puerto Rico, compliance with insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:

•	grant and revoke licenses to transact insurance business;

•	conduct inquiries into the insurance-related activities and conduct of agents and agencies and others in the sales, marketing and promotional channels;

•	require and regulate disclosure in connection with the sale and solicitation of insurance policies;

•	authorize how, by which personnel and under what circumstances insurance premiums can be quoted and published and an insurance policy sold;

•	regulate which entities or individuals can be incentivized and the circumstances under which this may occur;

•	regulate the content of insurance-related advertisements, including web pages, and other marketing practices;

•	approve policy forms, require specific benefits and benefit levels and regulate premium rates;

•	impose fines and other penalties; and

•	impose continuing education requirements.
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

Regulations that require individuals or entities that sell medical insurance for cats and dogs or process claims to be licensed may be interpreted to apply to our business more broadly than we expect them to, which could require us to modify our business practices, create liabilities, damage our reputation, and harm our business.
Insurance regulations generally require that each individual who transacts pet insurance business on our behalf must maintain a valid license in one or more jurisdictions. Regulations may also require certain individuals who process claims to be licensed. These requirements are subject to a variety of interpretations between jurisdictions. We may not interpret and apply the requirements in the same manner as all applicable regulators, and, even if we have, the requirements or regulatory interpretations of those requirements may change. Regulators have in the past and/or may in the future determine that certain of our personnel or referral sources were performing licensable activities without the required license. If such persons were not in fact licensed in any such jurisdiction, we could become subject to conviction for an offense or the imposition of an administrative penalty, and liable for significant penalties. We would also likely be required to modify our business practices and/or sales and marketing programs, or license the affected individuals, which may be impractical or costly and time-consuming to implement. Any modification of our business or marketing practices in response to regulatory licensing requirements could harm our business, operating results or financial condition.
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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The list of exhibits included in the Exhibit Index to this Quarterly Report on Form 10-Q is incorporate herein by reference.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

10.1	Compensation Program for Non-Employee Directors of Trupanion, Inc. dated February 6, 2018	8-K	001-36537	10.1	2/8/2018

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*
This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 1st day of May 2018.

TRUPANION, INC.

Date: May 1, 2018	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: May 1, 2018	/s/ Tricia Plouf
Tricia Plouf Chief Financial Officer (Principal Financial and Accounting Officer)