Form 10-Q
period 2018-06-30
TRUPANION, INC.
filed 2018-08-03
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 25, 2018, there were approximately 32,776,401 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRUPANION, INC. Consolidated Statements of Operations (in thousands, except share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$73,392	$58,275	$143,152	$113,004
Cost of revenue:
Veterinary invoice expense	51,780	41,009	101,893	80,196
Other cost of revenue	9,259	6,915	17,842	13,302
Gross profit	12,353	10,351	23,417	19,506
Operating expenses:
Technology and development	2,298	2,322	4,462	4,725
General and administrative	4,610	4,245	9,068	8,257
Sales and marketing	5,702	4,372	11,640	8,461
Total operating expenses	12,610	10,939	25,170	21,443
Operating loss	(257)	(588)	(1,753)	(1,937)
Interest expense	332	109	551	246
Other (income) expense, net	(303)	(1,112)	(443)	(1,140)
(Loss) income before income taxes	(286)	415	(1,861)	(1,043)
Income tax expense (benefit)	91	4	(4)	28
Net (loss) income	$(377)	$411	$(1,857)	$(1,071)

Net (loss) income per share:
Basic and diluted	$(0.01)	$0.01	$(0.06)	$(0.04)
Weighted average common shares outstanding:
Basic	30,721,037	29,510,907	30,485,121	29,383,502
Diluted	30,721,037	32,734,624	30,485,121	29,383,502
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Statements of Comprehensive (Loss) Income (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(377)	$411	$(1,857)	$(1,071)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(129)	111	(319)	123
Net unrealized gain on available-for-sale debt securities	15	16	—	9
Other comprehensive (loss) income, net of taxes	(114)	127	(319)	132
Comprehensive (loss) income	$(491)	$538	$(2,176)	$(939)
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Balance Sheets (in thousands, except share data)

	June 30, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$95,424	$25,706
Short-term investments	42,802	37,590
Accounts and other receivables	28,552	20,367
Prepaid expenses and other assets	6,890	2,895
Total current assets	173,668	86,558
Restricted cash	1,400	600
Long-term investments, at fair value	3,311	3,237
Property and equipment, net	8,208	7,868
Intangible assets, net	5,158	4,972
Other long-term assets	2,554	2,624
Total assets	$194,299	$105,859
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,373	$2,716
Accrued liabilities and other current liabilities	10,424	7,660
Reserve for veterinary invoices	13,996	12,756
Deferred revenue	30,339	22,734
Total current liabilities	57,132	45,866
Long-term debt	18,628	9,324
Deferred tax liabilities	1,002	1,002
Other liabilities	1,285	1,233
Total liabilities	78,047	57,425
Stockholders’ equity:
Common stock: $0.00001 par value, 100,000,000 shares authorized; 33,475,275 and 32,719,290 shares issued and outstanding at June 30, 2018; 30,778,796 and 30,121,496 shares issued and outstanding at December 31, 2017	—	—
Preferred stock: $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	207,505	134,511
Accumulated other comprehensive loss	(411)	(92)
Accumulated deficit	(84,641)	(82,784)
Treasury stock, at cost: 755,985 shares at June 30, 2018 and 657,300 shares at December 31, 2017	(6,201)	(3,201)
Total stockholders’ equity	116,252	48,434
Total liabilities and stockholders’ equity	$194,299	$105,859
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(1,857)	$(1,071)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,891	2,113
Stock-based compensation expense	2,254	1,669
Gain on sale of equity method investment	—	(1,036)
Other, net	38	56
Changes in operating assets and liabilities:
Accounts and other receivables	(8,168)	(6,968)
Prepaid expenses and other assets	(4,068)	(183)
Accounts payable, accrued liabilities, and other liabilities	2,567	913
Reserve for veterinary invoices	1,293	1,259
Deferred revenue	7,661	6,929
Net cash provided by operating activities	1,611	3,681
Investing activities
Purchases of investment securities	(20,386)	(14,895)
Maturities of investment securities	15,015	11,712
Proceeds from sale of equity method investment	—	1,402
Purchases of property and equipment	(2,370)	(1,264)
Other investments	113	(2,753)
Net cash used in investing activities	(7,628)	(5,798)
Financing activities
Proceeds from public offering of common stock, net of offering costs	65,886	—
Proceeds from exercise of stock options	1,656	1,647
Proceeds from exercise of warrants	300	—
Proceeds from debt financing, net of financing fees	9,250	1,459
Other financing	(356)	(203)
Net cash provided by financing activities	76,736	2,903
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(201)	181
Net change in cash, cash equivalents, and restricted cash	70,518	967
Cash, cash equivalents, and restricted cash at beginning of period	26,306	24,237
Cash, cash equivalents, and restricted cash at end of period	$96,824	$25,204
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	153	352
Property and equipment acquired under lease	—	66
Issuance of common stock for cashless exercise of warrants	3,000	—
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
The financial data as of December 31, 2017 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive (loss) income, and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission (SEC) on February 13, 2018 (the 2017 10-K). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2017 10-K. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
Follow-on Public Offering
In June 2018, the Company completed a follow-on public offering (the June 2018 follow-on public offering) whereby the Company sold 2,090,909 shares of common stock (inclusive of 272,727 shares of common stock sold by the Company pursuant to the full exercise of the underwriters' option to purchase additional shares) at a price to the public of $33.00 per share. The Company received aggregate net proceeds from the June 2018 follow-on public offering of $65.9 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.
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
Accumulated Other Comprehensive Loss
There were no reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2018 and 2017.
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

2. Net (Loss) Income per Share
Basic net (loss) income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is calculated using the weighted average number of shares of common stock plus, when dilutive, potential common shares outstanding using the treasury-stock method. Potential common shares outstanding include stock options, unvested restricted stock awards and restricted stock units, and warrants.
The components of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings per share:
Net (loss) income	$(377)	$411	$(1,857)	$(1,071)
Shares used in computation:
Weighted average common shares outstanding	30,721,037	29,510,907	30,485,121	29,383,502
Basic earnings per share	$(0.01)	$0.01	$(0.06)	$(0.04)

Diluted earnings per share:
Net (loss) income	$(377)	$411	$(1,857)	$(1,071)
Shares used in computation:
Weighted average common shares outstanding	30,721,037	29,510,907	30,485,121	29,383,502
Stock options	—	2,511,012	—	—
Restricted stock awards and units	—	351,668	—	—
Warrants	—	361,037	—	—
Weighted average number of shares	30,721,037	32,734,624	30,485,121	29,383,502
Diluted earnings per share	$(0.01)	$0.01	$(0.06)	$(0.04)

The following potentially dilutive equity securities were not included in the diluted earnings per common share calculation because they would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	3,696,242	1,035,163	3,696,242	4,207,577
Restricted stock awards and restricted stock units	555,984	—	555,984	351,668
Warrants	480,000	—	480,000	810,000

3. Investment Securities
The amortized cost, gross unrealized holding gains and losses, fair value of long-term investments, which are classified as available-for-sale, and fair value of short-term investments by major security type and class of security were as follows as of June 30, 2018 and December 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of June 30, 2018
Available-for-sale:
Foreign deposits	$2,311	$—	$—	$2,311
Municipal bond	1,000	—	—	1,000
	$3,311	$—	$—	$3,311
Short-term investments:
U.S. Treasury securities	$6,231	$—	$(2)	$6,229
Certificates of deposit	439	—	—	439
U.S. government funds	36,132	—	—	36,132
	$42,802	$—	$(2)	$42,800

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2017
Available-for-sale:
Foreign deposits	$2,237	$—	$—	$2,237
Municipal bond	1,000	—	—	1,000
	$3,237	$—	$—	$3,237
Short-term investments:
U.S. Treasury securities	$5,783	$—	$(4)	$5,779
Certificates of deposit	690	1	—	691
U.S. government funds	31,117	—	—	31,117
	$37,590	$1	$(4)	$37,587

Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	June 30, 2018
	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	$2,311	$2,311
Due after five years through ten years	1,000	1,000
	$3,311	$3,311

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

4. Fair Value
Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of June 30, 2018
	Fair Value	Level 1	Level 2
Assets
Restricted cash	$1,400	$1,400	$—
Foreign deposits	2,311	2,311	—
Municipal bond	1,000	—	1,000
Money market funds	45,420	45,420	—
Total	$50,131	$49,131	$1,000

	As of December 31, 2017
	Fair Value	Level 1	Level 2
Assets
Restricted cash	$600	$600	$—
Foreign deposits	2,237	2,237	—
Municipal bond	1,000	—	1,000
Money market funds	5,167	5,167	—
Total	$9,004	$8,004	$1,000

The Company measures the fair value of restricted cash, foreign deposits, and money market funds based on quoted prices in active markets for identical assets. The fair value of the municipal bond is based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Short-term investments are carried at amortized cost and the fair value is disclosed in Note 3, Investment Securities. The fair value of these investments is determined in the same manner as for available-for-sale securities and is considered a Level 1 measurement.
Fair Value Disclosures
As of June 30, 2018 and December 31, 2017, the Company's other long-term assets balance included a $2.5 million note receivable, recorded at its estimated collectible amount. The Company estimates that the carrying value of the note receivable approximates its fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of its long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at June 30, 2018 and December 31, 2017.
5. Debt
On June 28, 2018, the Company amended its credit agreement, increasing its borrowing capacity from $30.0 million to $50.0 million, extending the maturity date to June 2021, and increasing the required amount of restricted cash. The facility is secured by any and all interests in the Company's assets that are not otherwise restricted. Interest on the revolving line of credit is payable monthly at the greater of 4.5%, or 1.25% plus the prime rate (6.25% at June 30, 2018). The credit agreement includes other ancillary services and letters of credit of up to $4.5 million, and requires a deposit of restricted cash of $1.4 million. As of June 30, 2018, the Company was in compliance with all financial and non-financial covenants required by the credit agreement.
Borrowings on the revolving line of credit are limited to the lesser of $50.0 million and the total amount of cash and securities held by the Company's insurance subsidiaries (American Pet Insurance Company and Wyndham Insurance Company (SAC) Limited Segregated Account AX). As of June 30, 2018, available borrowing capacity on the line of credit was $20.2 million, with an outstanding balance of $1.9 million for ancillary services and letters of credit, and borrowings under the facility of $18.8 million, recorded net of financing fees of $0.2 million.

6. Commitments and Contingencies
Litigation
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
Agreement for the Purchase of Corporate Headquarters
In June 2018, the Company entered into a Real Estate Purchase and Sale Agreement (Real Estate Purchase Agreement) with Benaroya Capital Company, L.L.C to purchase certain properties (Properties) as defined within the Real Estate Purchase Agreement, located at 6100 Fourth Avenue South, Seattle, Washington. The purchase price will consist of $55.0 million in cash and 303,030 shares of common stock. The Company currently leases a portion of the Properties for use as its corporate headquarters and has recognized $1.0 million of rent expense under this lease for the six months ended June 30, 2018. Pursuant to this agreement, in June 2018, the Company made a $3.3 million earnest money deposit into an escrow account that, subject to limited exceptions, is non-refundable but creditable toward the purchase price of the Properties upon closing. Portions of the Properties are leased by unrelated parties, and the Company will assume those leases as part of its purchase. The closing date will be no later than January 1, 2019, and is subject to routine contingencies as provided in the Real Estate Purchase Agreement.
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
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Six Months Ended June 30,
Subscription	2018	2017
Reserve at beginning of year	$11,059	$8,538
Veterinary invoices during the period related to:
Current year	91,464	74,244
Prior years	119	(257)
Total veterinary invoice expense	91,583	73,987
Amounts paid during the period related to:
Current year	80,841	65,549
Prior years	9,256	7,138
Total paid	90,097	72,687
Non-cash expenses	333	229
Reserve at end of period	$12,212	$9,609
The Company's reserve for the subscription business segment increased from $11.1 million at December 31, 2017 to $12.2 million at June 30, 2018. This change was comprised of $91.6 million in expense recorded during the period less $90.1 million in payments of veterinary invoices. The $91.6 million in veterinary invoice expense incurred includes an adjustment of $0.1 million to the reserves relating to prior years, which is the result of ongoing analysis of recent payment trends. For the six months ended June 30, 2017, the Company decreased prior year reserves by $0.3 million as a result of analysis of payment trends.

Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Six Months Ended June 30,
Other Business	2018	2017
Reserve at beginning of year	$1,697	$983
Veterinary invoices during the period related to:
Current year	10,589	6,337
Prior years	(279)	(128)
Total veterinary invoice expense	10,310	6,209
Amounts paid during the period related to:
Current year	8,916	5,217
Prior years	1,307	764
Total paid	10,223	5,981
Non-cash expenses	—	—
Reserve at end of period	$1,784	$1,211

The Company’s reserve for the other business segment increased from $1.7 million at December 31, 2017 to $1.8 million at June 30, 2018. This change was comprised of $10.3 million in expense recorded during the period less $10.2 million in payments of veterinary invoices. The $10.3 million in veterinary invoice expense incurred includes a reduction of $0.3 million to the reserves relating to prior years, which is the result of ongoing analysis of recent payment trends. For the six months ended June 30, 2017, the Company decreased prior year reserves by $0.1 million as a result of analysis of payment trends.
Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by year the veterinary invoice relates to, referred to as the year of occurrence.

Subscription	As of June 30, 2018
Year of Occurrence
2016	$386
2017	1,537
2018	10,289
$12,212

Other Business	As of June 30, 2018
Year of Occurrence
2017	$110
2018	1,674
$1,784

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Veterinary invoice expense	$148	$89	$268	$159
Other cost of revenue	104	60	181	103
Technology and development	60	59	109	109
General and administrative	625	482	1,074	913
Sales and marketing	349	198	622	385
Total stock-based compensation	$1,286	$888	$2,254	$1,669

As of June 30, 2018, for all employees, the Company had 683,338 unvested stock options and 555,984 unvested restricted stock awards and restricted stock units that are expected to vest. Stock-based compensation expense of $4.3 million related to unvested stock options and $8.4 million related to unvested restricted stock awards and restricted stock units, each expected to be recognized over a weighted average period of approximately 2.3 years.
Stock Options
A summary of the Company's stock option activity is as follows:

	Number Of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	4,006,399	$7.16	$88,578
Granted	—	—
Exercised	(262,967)	6.30	6,681
Forfeited	(47,190)	15.44
Outstanding as of June 30, 2018	3,696,242	$7.12	$116,370

Exercisable as of June 30, 2018	3,008,570	$5.22	$100,432
As of June 30, 2018, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 4.8 years and 4.1 years, respectively.
Restricted Stock Awards and Restricted Stock Units
A summary of the Company’s restricted stock award and restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2017	256,842	$4.77
Granted	323,358	27.87
Vested	(12,603)	26.85
Forfeited	(11,613)	28.36
Unvested shares as of June 30, 2018	555,984	$18.27

Stockholders’ Equity
In the June 2018 follow-on public offering, the Company sold 2,090,909 shares of common stock (inclusive of 272,727 shares of common stock sold by the Company pursuant to the full exercise of the underwriters' option to purchase additional shares) at a price to the public of $33.00 per share. The Company received aggregate net proceeds of $65.9 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.
During the six months ended June 30, 2018, 330,000 of the Company's outstanding warrants were exercised. As of June 30, 2018, warrants to purchase 480,000 shares of the Company's common stock at $10.00 per share remained outstanding. The warrants automatically convert to common stock in 2019.
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
Revenue and gross profit of the Company’s segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Subscription business	$63,867	$52,641	$125,384	$102,870
Other business	9,525	5,634	17,768	10,134
	73,392	58,275	143,152	113,004
Veterinary invoice expense:
Subscription business	46,446	37,664	91,583	73,987
Other business	5,334	3,345	10,310	6,209
	51,780	41,009	101,893	80,196
Other cost of revenue:
Subscription business	5,887	4,927	11,764	9,850
Other business	3,372	1,988	6,078	3,452
	9,259	6,915	17,842	13,302
Gross profit:
Subscription business	11,534	10,050	22,037	19,033
Other business	819	301	1,380	473
	12,353	10,351	23,417	19,506

Technology and development	2,298	2,322	4,462	4,725
General and administrative	4,610	4,245	9,068	8,257
Sales and marketing:
Subscription business	5,614	4,309	11,465	8,350
Other business	88	63	175	111
	5,702	4,372	11,640	8,461
Operating loss	$(257)	$(588)	$(1,753)	$(1,937)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$59,431	$47,306	$115,440	$91,440
Canada	13,961	10,969	27,712	21,564
Total revenue	$73,392	$58,275	$143,152	$113,004

Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2018 and December 31, 2017.

10. Subsequent Events
On July 18, 2018, the Company purchased an equity interest, as a limited partner, in a privately held corporation for approximately $3.0 million. The Company has a contingent commitment to purchase an additional $4.0 million of equity for eighteen months following the initial investment. In conjunction with the investment, the Company has extended a revolving line of credit with a maximum borrowing capacity of $2.5 million.
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
In May 2018, the U.S. Patent and Trademark Office approved a utility patent for the technology underlying our proprietary software platform, Trupanion Express®.

In June 2018, we completed a follow-on public offering and sold 2,090,909 shares of common stock (inclusive of 272,727 shares of common stock we sold pursuant to the full exercise of the underwriters' option to purchase additional shares) at a price to the public of $33.00 per share. We received aggregate net proceeds of $65.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

Key Operating Metrics
The following table sets forth our key operating metrics for our subscription business, and total pets enrolled, for the six-month periods ended June 30, 2018 and 2017 and each of the last eight fiscal quarters.

	Six Months Ended June 30,
	2018	2017
Total subscription pets enrolled (at period end)	401,033	346,409
Total pets enrolled (at period end)	472,480	383,293
Monthly average revenue per pet	$53.79	$50.99
Lifetime value of a pet (LVP)	$732	$654
Average pet acquisition cost (PAC)	$158	$135
Average monthly retention	98.64%	98.57%

	Period Ended
	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016
Total subscription pets enrolled (at period end)	401,033	385,640	371,683	359,102	346,409	334,909	323,233	312,282
Total pets enrolled (at period end)	472,480	446,533	423,194	404,069	383,293	364,259	343,649	334,070
Monthly average revenue per pet	$53.96	$53.62	$53.17	$52.95	$51.47	$50.50	$49.17	$48.37
Lifetime value of a pet (LVP)	$732	$727	$727	$701	$654	$637	$631	$624
Average pet acquisition cost (PAC)	$150	$165	$184	$151	$143	$128	$133	$120
Average monthly retention	98.64%	98.63%	98.63%	98.61%	98.57%	98.58%	98.60%	98.61%
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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of June 30, 2018 is an average of each month’s retention from July 1, 2017 through June 30, 2018. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.
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
The following table reflects the reconciliation of net acquisition cost to sales and marketing expense (in thousands):

	Six Months Ended June 30,
	2018	2017
Sales and marketing expense	$11,640	$8,461
Net of sign-up fee revenue	(1,240)	(1,061)
Excluding:
Stock-based compensation expense	(622)	(385)
Other business segment sales and marketing expense	(175)	(111)
Net acquisition cost	$9,603	$6,904

	Period Ended
	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016
Sales and marketing expense	$5,702	$5,938	$5,781	$4,862	$4,372	$4,089	$3,951	$3,892
Net of sign-up fee revenue	(624)	(616)	(550)	(558)	(517)	(544)	(526)	(525)
Excluding:
Stock-based compensation expense	(349)	(273)	(172)	(165)	(198)	(187)	(113)	(172)
Other business segment sales and marketing expense	(88)	(87)	(56)	(51)	(63)	(48)	(62)	(63)
Net acquisition cost	$4,641	$4,962	$5,003	$4,088	$3,594	$3,310	$3,250	$3,132

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
Geographic mix of sales. The relative mix of our business between the United States and Canada impacts the monthly average revenue per pet we receive. Prices for our plan in Canada are generally higher than in the United States (in local currencies), which is consistent with the relative cost of veterinary care in each country. As our revenue has grown faster in the United States compared to Canada, this geographic shift in the mix of business has reduced the growth in our monthly average revenue per pet. In addition, as our mix of business between the United States and Canada changes, our exposure to foreign exchange fluctuations will be impacted.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue:
Subscription business	$63,867	$52,641	$125,384	$102,870
Other business	9,525	5,634	17,768	10,134
Total revenue	73,392	58,275	143,152	113,004
Cost of revenue:
Subscription business(1)	52,333	42,591	103,347	83,837
Other business	8,706	5,333	16,388	9,661
Total cost of revenue	61,039	47,924	119,735	93,498
Gross profit:
Subscription business	11,534	10,050	22,037	19,033
Other business	819	301	1,380	473
Total gross profit	12,353	10,351	23,417	19,506
Operating expenses:
Technology and development(1)	2,298	2,322	4,462	4,725
General and administrative(1)	4,610	4,245	9,068	8,257
Sales and marketing(1)	5,702	4,372	11,640	8,461
Total operating expenses	12,610	10,939	25,170	21,443
Operating loss	(257)	(588)	(1,753)	(1,937)
Interest expense	332	109	551	246
Other (income) expense, net	(303)	(1,112)	(443)	(1,140)
(Loss) income before income taxes	(286)	415	(1,861)	(1,043)
Income tax expense (benefit)	91	4	(4)	28
Net (loss) income	$(377)	$411	$(1,857)	$(1,071)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$252	$149	$449	$262
Technology and development	60	59	109	109
General and administrative	625	482	1,074	913
Sales and marketing	349	198	622	385
Total stock-based compensation expense	$1,286	$888	$2,254	$1,669

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	83	82	84	83
Gross profit	17	18	16	17
Operating expenses:
Technology and development	3	4	3	4
General and administrative	6	7	6	7
Sales and marketing	8	8	8	7
Total operating expenses	17	19	18	19
Operating loss	—	(1)	(1)	(2)
Interest expense	—	—	—	—
Other (income) expense, net	—	(2)	—	(1)
Loss (income) before income taxes	—	1	(1)	(1)
Income tax expense (benefit)	—	—	—	—
Net (loss) income	(1)%	1%	(1)%	(1)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	82	81	82	81
Subscription business gross profit	18%	19%	18%	19%

Comparison of the Three and Six Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017		2018	2017
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$63,867	$52,641	21%	$125,384	$102,870	22%
Other business	9,525	5,634	69	17,768	10,134	75
Total revenue	$73,392	$58,275	26	$143,152	$113,004	27

Percentage of Revenue by Segment:
Subscription business	87%	90%		88%	91%
Other business	13	10		12	9
Total revenue	100%	100%		100%	100%

Total subscription pets enrolled (at period end)	401,033	346,409	16	401,033	346,409	16
Total pets enrolled (at period end)	472,480	383,293	23	472,480	383,293	23
Monthly average revenue per pet	$53.96	$51.47	5	$53.79	$50.99	5
Average monthly retention	98.64%	98.57%		98.64%	98.57%
Three months ended June 30, 2018 compared to three months ended June 30, 2017. Total revenue increased by $15.1 million to $73.4 million for the three months ended June 30, 2018, or 26%. Revenue from our subscription business segment increased by $11.2 million to $63.9 million for the three months ended June 30, 2018, or 21%. This increase in subscription business revenue was primarily due to a 16% increase in total subscription pets enrolled as of June 30, 2018 compared to June 30, 2017, and an increase in average revenue per pet of 5% for the same period. Increases in pricing were primarily due to the increased cost and utilization of veterinary care. Revenue from our other business segment increased $3.9 million to $9.5 million for the three months ended June 30, 2018, or 69%, primarily due to a 94% increase in enrolled pets in this segment.
Six months ended June 30, 2018 compared to six months ended June 30, 2017. Total revenue increased by $30.1 million to $143.2 million for the six months ended June 30, 2018, or 27%. Revenue from our subscription business segment increased by $22.5 million to $125.4 million for the six months ended June 30, 2018, or 22%. This increase in subscription business revenue was primarily due to a 16% increase in total subscription pets enrolled as of June 30, 2018 compared to June 30, 2017, and an increase in average revenue per pet of 5% for the same period. Increases in pricing were primarily due to the increased cost and utilization of veterinary care. Revenue from our other business segment increased $7.6 million to $17.8 million for the six months ended June 30, 2018, or 75%, primarily due to a 94% increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017		2018	2017
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$46,446	$37,664	23%	$91,583	$73,987	24%
Other cost of revenue	5,887	4,927	19	11,764	9,850	19
Total cost of revenue	$52,333	$42,591	23	$103,347	$83,837	23
Gross profit	$11,534	$10,050	15	$22,037	$19,033	16
Other business:
Veterinary invoice expense	5,334	3,345	59	10,310	6,209	66
Other cost of revenue	3,372	1,988	70	6,078	3,452	76
Total cost of revenue	$8,706	$5,333	63	$16,388	$9,661	70
Gross profit	$819	$301	172	$1,380	$473	192

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	73%	72%		73%	72%
Other cost of revenue	9	9		9	10
Total cost of revenue	82	81		82	81
Gross profit	18	19		18	19
Other business:
Veterinary invoice expense	56	59		58	61
Other cost of revenue	35	35		34	34
Total cost of revenue	91	95		92	95
Gross profit	9	5		8	5

Total subscription pets enrolled (at period end)	401,033	346,409	16	401,033	346,409	16
Total pets enrolled (at period end)	472,480	383,293	23	472,480	383,293	23
Monthly average revenue per pet	$53.96	$51.47	5	$53.79	$50.99	5
Three months ended June 30, 2018 compared to three months ended June 30, 2017. Cost of revenue for our subscription business segment was $52.3 million, or 82% of revenue, for the three months ended June 30, 2018, compared to $42.6 million, or 81% of revenue, for the three months ended June 30, 2017. This $9.7 million increase in subscription cost of revenue was primarily the result of a 16% increase in subscription pets enrolled, resulting in a 23% increase in veterinary invoice expense and related internal processing costs. As a percentage of revenue, these costs increased to 73% for the three months ended June 30, 2018 from 72% for the three months ended June 30, 2017, primarily due to an increase in the volume of veterinary invoices received and the resulting increase in the costs to process and pay the invoices. Cost of revenue for our other business segment increased $3.4 million to $8.7 million for the three months ended June 30, 2018, primarily due to an increase in enrolled pets in this segment.
Six months ended June 30, 2018 compared to six months ended June 30, 2017. Cost of revenue for our subscription business segment was $103.3 million, or 82% of revenue, for the six months ended June 30, 2018, compared to $83.8 million, or 81% of revenue, for the six months ended June 30, 2017. This $19.5 million increase in subscription cost of revenue was primarily the result of a 16% increase in subscription pets enrolled, resulting in a 24% increase in veterinary invoice expense and related internal processing costs. As a percentage of revenue, these costs increased to 73% for the six months ended June 30, 2018 from 72% for the six months ended June 30, 2017, primarily due to an increase in the volume of veterinary invoices received and the resulting increase in the costs to process and pay the invoices. Cost of revenue for our other business segment increased $6.7 million to $16.4 million for the six months ended June 30, 2018, primarily due to an increase in enrolled pets in this segment.

Technology and Development Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017		2018	2017
	(in thousands, except percentages)
Technology and development	$2,298	$2,322	(1)%	$4,462	$4,725	(6)%
Percentage of total revenue	3%	4%		3%	4%
Three months ended June 30, 2018 compared to three months ended June 30, 2017. Technology and development expenses remained consistent at $2.3 million for the three months ended June 30, 2018. Headcount and related compensation expense increased by $0.3 million and was offset by more resources dedicated to capital projects, resulting in a higher proportion of costs being capitalized than in the prior year.
Six months ended June 30, 2018 compared to six months ended June 30, 2017. Technology and development expenses decreased $0.3 million, or 6%, to $4.5 million for the six months ended June 30, 2018. This was primarily due to having more resources dedicated to capital projects, resulting in a higher proportion of costs being capitalized than in the prior year.
General and Administrative Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017		2018	2017
	(in thousands, except percentages)
General and administrative	$4,610	$4,245	9%	$9,068	$8,257	10%
Percentage of total revenue	6%	7%		6%	7%
Three months ended June 30, 2018 compared to three months ended June 30, 2017. General and administrative expenses increased $0.4 million, or 9%, to $4.6 million for the three months ended June 30, 2018. This was primarily due to increased headcount. General and administrative expenses decreased from 7% to 6% as a percentage of revenue for the three months ended June 30, 2018, as we experienced scale in our support functions.
Six months ended June 30, 2018 compared to six months ended June 30, 2017. General and administrative expenses increased $0.8 million, or 10%, to $9.1 million for the six months ended June 30, 2018. This was primarily due to higher occupancy costs and increased headcount. General and administrative expenses decreased from 7% to 6% as a percentage of revenue for the six months ended June 30, 2018, as we experienced scale in our support functions.
Sales and Marketing Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017		2018	2017
	(in thousands, except percentages, pet and per pet data)
Sales and marketing	$5,702	$4,372	30%	$11,640	$8,461	38%
Subscription Business:
Total subscription pets enrolled (at period end)	401,033	346,409	16	401,033	346,409	16
Average pet acquisition cost (PAC)	$150	$143	5	$158	$135	17
Three months ended June 30, 2018 compared to three months ended June 30, 2017. Sales and marketing expense increased $1.3 million, or 30%, to $5.7 million, while subscription gross new pets increased 23%, to 30,929, and PAC increased 5% for the three months ended June 30, 2018. The increase in expense consisted primarily of an additional $0.8 million in compensation expense, due to a 20% increase in headcount, and $0.3 million in additional testing of new marketing initiatives.
Six months ended June 30, 2018 compared to six months ended June 30, 2017. Sales and marketing expense increased $3.2 million, or 38%, to $11.6 million, while subscription gross new pets increased 19%, to 60,922, and PAC increased 17% for the six months ended June 30, 2018. The increase in expense consisted primarily of an additional $1.8 million in compensation expense, due to a 24% increase in headcount, and $0.9 million in additional testing of new marketing initiatives.

Total Other Expense (Income), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Interest expense	$332	$109	$551	$246
Other (income) expense, net	(303)	(1,112)	(443)	(1,140)
Total other expense (income), net	$29	$(1,003)	$108	$(894)
Three months ended June 30, 2018 compared to three months ended June 30, 2017. Total other expense (income), net decreased $1.0 million primarily due to a $1.0 million gain on sale of an equity method investment in the three months ended June 30, 2017.
Six months ended June 30, 2018 compared to six months ended June 30, 2017. Total other expense (income), net decreased $1.0 million primarily due to a $1.0 million gain on sale of an equity method investment in the six months ended June 30, 2017.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$1,611	$3,681
Net cash used in investing activities	(7,628)	(5,798)
Net cash provided by financing activities	76,736	2,903
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(201)	181
Net change in cash, cash equivalents and restricted cash	$70,518	$967
Our primary sources of liquidity are cash provided by operations and available borrowings on our line of credit. In June 2018, we increased the borrowing capacity on our line of credit from $30.0 million to $50.0 million. For further information, see Note 5, Debt. In addition, we completed the June 2018 follow-on public offering, raising aggregate net proceeds of $65.9 million, primarily to fund the purchase of our home office building. Our primary requirements for liquidity are paying veterinary invoices, funding operations and capital requirements, investing in new member acquisition, investing in enhancements to our member experience, and servicing debt.
As of June 30, 2018, we had $138.2 million in cash, cash equivalents and short-term investments and $20.2 million available under our line of credit, which excludes $1.9 million reserved under the credit agreement for an outstanding letter of credit and other ancillary services. Most of the assets in our insurance subsidiary, American Pet Insurance Company (APIC), and our segregated cell business, Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of June 30, 2018, total assets and liabilities held outside of our insurance entities totaled $118.8 million and $32.4 million, respectively, including $22.6 million of cash and cash equivalents that are segregated from other operating funds and held in trust for the payment of claims on behalf of our insurance subsidiaries. For further information, refer to "Regulation."
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
Operating Cash Flows
We derive operating cash flows from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments and to fund projects that improve our members' experience. Cash provided by operating activities was $1.6 million for the six months ended June 30, 2018 compared to cash provided by operating activities of $3.7 million for the six months ended June 30, 2017. The decrease in cash provided by operating activities of $2.1 million was primarily related to the $3.3 million earnest money deposit, which will be applied to the purchase of Properties upon closing of the Real Estate Purchase Agreement.
Investing Cash Flows
Net cash used in investing activities for each of the periods presented was primarily related to the net purchase of investments to increase our statutory capital. As of June 30, 2018, we had $46.1 million in short-term and long-term investments in our insurance entities, APIC and WICL Segregated Account AX. These investments are held to satisfy statutory requirements. Our regulators may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow.
Financing Cash Flows
Cash provided by financing activities was $76.7 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively. The increase of $73.8 million was primarily due to net proceeds of $65.9 million received from the June 2018 follow-on public offering and additional borrowings of $9.3 million on our line of credit.

Long-Term Debt
Pacific Western Bank Loan and Security Agreement
The Company has a syndicated loan agreement with Pacific Western Bank (PWB) and Western Alliance Bank (WAB), amended in June 2018 to increase the borrowing capacity from $30.0 million to $50.0 million and extend the maturity date to June 2021. The required restricted cash increased to $1.4 million. We refer to this line of credit as our PWB credit facility. The maximum amount available to us under the PWB credit facility, inclusive of any amounts outstanding under the revolving line of credit, is the lesser of $50.0 million or the total amount of cash and securities held by our insurance entities, less amounts outstanding relating to other ancillary services and letters of credit, totaling $1.9 million as of June 30, 2018. Interest on the PWB credit facility accrues at a variable annual rate equal to the greater of 4.5%, or 1.25% plus the prime rate (6.25% at June 30, 2018).
The PWB credit facility requires us to maintain certain financial and non-financial covenants, including maintaining a minimum cash balance of $1.4 million in our account at WAB and/or WAB affiliates and other cash or investments of $1.4 million in our accounts at PWB. As of June 30, 2018, we were in compliance with each of the financial and non-financial covenants.
Our obligations under the PWB credit facility are secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of June 30, 2018, we had $18.8 million in aggregate borrowings outstanding under the PWB credit facility.
Regulation
As of June 30, 2018, our insurance entities, APIC and WICL Segregated Account AX, held $42.8 million in short-term investments and $29.4 million in other current assets, including $3.9 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
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
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. Management believes there have been no material changes to our contractual obligation disclosure as of June 30, 2018, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three and six months ended June 30, 2018, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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
Risks Related to Our Business and Industry
We have incurred significant cumulative net losses since our inception and may not be able to achieve or maintain profitability in the future.
We have incurred significant cumulative net losses since our inception. We have funded our operations through equity financings, borrowings under a revolving line of credit and term loans and, more recently, positive cash flows from operations. We may not be able to achieve or maintain profitability in the near future or at all. Our recent growth, including our growth in revenue and membership, may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain profitability. Additionally, our expense levels are based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
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
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that we offer veterinarians and their clients. In turn, we rely on veterinarians to introduce and recommend Trupanion to their clients. We also rely significantly on other third parties, such as existing members, online and other businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups and associations, to help generate leads for our subscription. Veterinary referred leads represent our largest member acquisition channel. In the six months ended June 30, 2018, approximately 72% of our enrollments came from referrals from veterinarians and existing members, as well as people adding pets to their existing subscription.
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
We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting, which must be attested to by our independent registered public accounting firm.

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
We have no experience owning an office building and may face unexpected costs.
We intend to use $55 million of the net proceeds from the June 2018 follow-on public offering to help fund the purchase of our home office building. We have leased our current home office since July 2016, and we have no experience owning an office building. While we believe our home office building is in reasonable condition, it is difficult to predict all costs associated with maintaining the building and ensuring it is suitable for our use and that of other tenants. It is possible that the other current tenants in the building may decide to move to newer facilities, wind up operations, or otherwise cease to rent space in the building, which would decrease rental income we expect to receive from them. Tenants may also negotiate tenant improvements, requiring capital expenditures that may adversely impact our financial position. In addition, we may identify structural defects or other conditions, or we may determine that remodeling or renovations are necessary given our business operations and objectives. Managing tenants, maintaining the building, and otherwise facing the costs and responsibilities of being the owner of a building may be a distraction from our core business and cause our performance to suffer.
Our intended building acquisition may not result in a meaningful or long-term ability to increase our cash.
We intend to acquire our home office building because a portion of the value of the building may be used as an admitted asset on the balance sheet of American Pet Insurance Company (APIC). Specifically, in June 2018, the New York Department of Financial Services (NY DFS) indicated that, based on our representations and supporting documents and subject to review of the governing documents of the limited liability company which will be jointly owned by us and APIC for the purpose of owning the home office building, it has no objection to the use of up to 10% of APIC’s admitted assets for investment in our home office building. Over time, if APIC continues to grow its operations and increase its admitted assets, this percentage of admitted assets may result in an increasingly larger dollar amount being invested in our home office building. The NY DFS is not prevented from subsequently reducing the percentage of admitted assets that we may use, or completely withdrawing or reversing its position regarding use of 10% of APIC's admitted assets for investment in our home office building. Any such action could reduce the percentage of APIC’s admitted assets that could be invested in our home office building to between 1% and 5%, according to current regulations. If the amount of admitted assets invested in our home office decreases, we may be required to meet our risk-based capital obligations using other forms of capital that we would otherwise invest in our growth and operations. This may require us to modify our operating plan or marketing initiatives, delay the implementation of new initiatives and solutions or development of new technologies, decrease the rate at which we hire additional personnel and enter into relationships with Territory Partners, incur additional indebtedness or pursue equity or debt financings or otherwise modify our business operations, any of which could have a material adverse effect on our operating results and financial condition.

Failure to adequately protect our intellectual property could substantially harm our business and operating results.
We rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks and domain names, as well as contractual restrictions, to establish and protect our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, pricing analytics, technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. If we continue to expand internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States, which may be expensive and divert management’s attention away from other operations.
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
The credit agreement governing our revolving line of credit contains various restrictive covenants, including restrictions on our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, permit withdrawals from APIC (with certain exceptions) and conduct operations in certain of our Canadian subsidiaries. Our credit agreement also contains certain financial covenants, including having APIC maintain statutory capital and surplus at all times of not less than the greater of the amount required by regulatory statute or 110% of the highest amount of statutory capital and surplus required in any state in which APIC is licensed; maintaining a minimum cash balance of $1.4 million in our account at Western Alliance Bank (WAB) and/or WAB affiliates and other cash or investments of $1.4 million in our accounts at Pacific Western Bank (PWB); maintaining all of our depository and operating accounts at PWB and/or WAB; maintaining certain investment accounts at PWB and/or PWB affiliates; achieving certain quarterly revenue levels and claims ratio thresholds; maintaining greater than negative $1.0 million net total of operating cash flow and capital expenditures quarterly; and remaining within certain monthly maximum EBITDA loss levels. EBITDA is defined as earnings, plus an amount equal to the sum of (i) tax, plus (ii) depreciation and amortization, plus (iii) interest and non-cash expenses, plus (iv) any non-cash stock-based compensation expense, plus (v) (gain)/loss from equity method investments. Our ability to meet these restrictive covenants can be affected by events beyond our control, and we have been in the past, and may be in the future, unable to do so. In addition, our failure to maintain effective internal controls to measure compliance with our financial covenants could affect our ability to take corrective actions on a timely basis and could result in our being in breach of these covenants. Our credit agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare any future amounts outstanding under our credit agreement to be immediately due and payable. If we are unable to repay those amounts, our financial condition could be adversely affected.
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

We may have additional tax liabilities.
We are subject to income and other taxes in the U.S. and foreign jurisdictions. Significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Further, we often make elections for tax purposes which may ultimately not be upheld. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation in the jurisdictions where we are subject to taxation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our consolidated financial statements in the period or periods in which that determination is made.
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
As of December 31, 2017, we had U.S. federal net operating loss carryforwards of approximately $86.7 million that will begin to expire in 2027. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Pursuant to Sections 382 and 383 of the Code, annual use of our net operating loss carryforwards and credit carryforwards may be limited by previous and future ownership changes. We believe the utilization of approximately $0.5 million of net operating losses are subject to limitation as a result of prior ownership changes based on our Section 382 study performed as of September 30, 2016.
We are expanding our operations internationally, and we may therefore become subject to a number of risks associated with international expansion and operations.
As part of our growth plan, we have explored, and expect to continue to explore, opportunities to expand our operations internationally. We currently intend to enter the Australian market on a limited basis. We have no history of marketing, selling, administrating and supporting our subscription for consumers outside of the United States, Canada and Puerto Rico. In general, international sales and operations may be subject to a number of risks, including the following:

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
We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies make our common stock less attractive to investors.
We are an emerging growth company and have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. Starting January 1, 2019, and effective for our Annual Report on Form 10-K for 2018, we will no longer be an emerging growth company and after that date we will no longer be able to avail ourselves of these exemptions.
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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The list of exhibits included in the Exhibit Index to this Quarterly Report on Form 10-Q is incorporate herein by reference.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

10.1	Third Amendment to Loan and Security Agreement of Trupanion, Inc. dated June 28, 2018					X

10.2	Third Amendment to Lease Agreement, dated May 9, 2018 between Benaroya Capital Company, LLC and Trupanion, Inc.					X

10.3	Real Estate Purchase and Sale Agreement, dated June 19, 2018, by and between Trupanion, Inc. and Benaroya Capital Company, L.L.C.	8K	001-36537	10.1	6/20/2018

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*
This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 2nd day of August 2018.

TRUPANION, INC.

Date: August 2, 2018	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: August 2, 2018	/s/ Tricia Plouf
Tricia Plouf Chief Financial Officer (Principal Financial and Accounting Officer)