Form 10-Q
period 2018-09-30
TRUPANION, INC.
filed 2018-11-09
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 1, 2018, there were approximately 33,419,934 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRUPANION, INC. Consolidated Statements of Operations (in thousands, except share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$78,164	$63,118	$221,316	$176,122
Cost of revenue:
Veterinary invoice expense	54,303	43,453	156,196	123,649
Other cost of revenue	10,117	7,858	27,959	21,160
Gross profit	13,744	11,807	37,161	31,313
Operating expenses:
Technology and development	2,299	2,471	6,761	7,196
General and administrative	4,174	4,017	13,242	12,274
Sales and marketing	6,365	4,862	18,005	13,323
Total operating expenses	12,838	11,350	38,008	32,793
Operating income (loss)	906	457	(847)	(1,480)
Interest expense	336	124	887	370
Other (income) expense, net	(628)	(99)	(1,071)	(1,239)
Income (loss) before income taxes	1,198	432	(663)	(611)
Income tax (benefit) expense	(7)	26	(11)	54
Net income (loss)	$1,205	$406	$(652)	$(665)

Net income (loss) per share:
Basic	$0.04	$0.01	$(0.02)	$(0.02)
Diluted	$0.03	$0.01	$(0.02)	$(0.02)
Weighted average shares of common stock outstanding:
Basic	33,129,416	30,037,282	31,376,239	29,500,958
Diluted	36,385,360	33,113,981	31,376,239	29,500,958
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$1,205	$406	$(652)	$(665)
Other comprehensive income (loss):
Foreign currency translation adjustments	77	193	(242)	317
Net unrealized gain on available-for-sale debt securities	—	1	—	9
Other comprehensive income (loss), net of taxes	77	194	(242)	326
Comprehensive income (loss)	$1,282	$600	$(894)	$(339)
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Balance Sheets (in thousands, except share data)

	September 30, 2018	December 31, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$34,677	$25,706
Short-term investments	39,422	37,590
Accounts and other receivables	31,985	20,367
Prepaid expenses and other assets	4,184	2,895
Total current assets	110,268	86,558
Restricted cash	1,400	600
Long-term investments, at fair value	3,545	3,237
Property and equipment, net	69,998	7,868
Intangible assets, net	8,084	4,972
Other long-term assets	6,580	2,624
Total assets	$199,875	$105,859
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,163	$2,716
Accrued liabilities and other current liabilities	12,006	7,660
Reserve for veterinary invoices	14,216	12,756
Deferred revenue	32,848	22,734
Total current liabilities	61,233	45,866
Long-term debt	8,604	9,324
Deferred tax liabilities	1,002	1,002
Other liabilities	1,174	1,233
Total liabilities	72,013	57,425
Stockholders’ equity:
Common stock: $0.00001 par value, 100,000,000 shares authorized; 34,171,653 and 33,415,668 shares issued and outstanding at September 30, 2018; 30,778,796 and 30,121,496 shares issued and outstanding at December 31, 2017	—	—
Preferred stock: $0.00001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	217,833	134,511
Accumulated other comprehensive loss	(334)	(92)
Accumulated deficit	(83,436)	(82,784)
Treasury stock, at cost: 755,985 shares at September 30, 2018 and 657,300 shares at December 31, 2017	(6,201)	(3,201)
Total stockholders’ equity	127,862	48,434
Total liabilities and stockholders’ equity	$199,875	$105,859
See accompanying notes to the consolidated financial statements.

TRUPANION, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(652)	$(665)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3,027	3,208
Stock-based compensation expense	3,553	2,564
Gain on sale of equity method investment	—	(1,036)
Other, net	(237)	243
Changes in operating assets and liabilities:
Accounts and other receivables	(11,592)	(10,164)
Prepaid expenses and other assets	(549)	(297)
Accounts payable, accrued liabilities, and other liabilities	3,849	2,122
Reserve for veterinary invoices	1,484	1,639
Deferred revenue	10,133	9,075
Net cash provided by operating activities	9,016	6,689
Investing activities
Purchases of fixed maturity investment securities	(29,567)	(20,704)
Maturities of fixed maturity investment securities	27,405	15,878
Purchases of other investments	(3,000)	—
Acquisition of lease intangibles, related to corporate real estate acquisition	(2,959)	—
Proceeds from sale of equity method investment	—	1,402
Purchases of property and equipment	(55,856)	(2,247)
Other	(852)	(2,762)
Net cash used in investing activities	(64,829)	(8,433)
Financing activities
Proceeds from public offering of common stock, net of offering costs	65,690	—
Proceeds from exercise of stock options	2,872	2,082
Shares withheld to satisfy tax withholding	(1,839)	(1,170)
Proceeds from exercise of warrants	300	—
Proceeds from debt financing, net of financing fees	9,189	2,420
Repayment of debt financing	(10,000)	—
Other financing	(535)	(412)
Net cash provided by financing activities	65,677	2,920
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(93)	436
Net change in cash, cash equivalents, and restricted cash	9,771	1,612
Cash, cash equivalents, and restricted cash at beginning of period	26,306	24,237
Cash, cash equivalents, and restricted cash at end of period	$36,077	$25,849
Supplemental disclosures
Noncash investing and financing activities:
Issuance of common stock for cashless exercise of warrants	$3,000	$—
Issuance of common stock for acquisition of corporate real estate	$9,640	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$165	$531
Property and equipment acquired under lease	$917	$689
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
The financial data as of December 31, 2017 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive (loss) income, and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S Securities and Exchange Commission (SEC) on February 13, 2018 (the 2017 10-K). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2017 10-K. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
Follow-on Common Stock Offerings
In June 2018, the Company completed a follow-on public offering (the June 2018 follow-on public offering) whereby the Company sold 2,090,909 shares of common stock (inclusive of 272,727 shares of common stock sold by the Company pursuant to the full exercise of the underwriters' option to purchase additional shares) at a price to the public of $33.00 per share. The Company received aggregate net proceeds from the June 2018 follow-on public offering of $65.7 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The proceeds were primarily used to lower expenses through the purchase of real estate consisting of properties in use as corporate offices and leased to third parties. In addition, in August 2018, the Company issued 303,030 shares of common stock via a private placement to an accredited investor as a portion of the purchase price of the real estate. See Note 6, Acquisition of Corporate Real Estate.
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
Acquisition of Real Estate
The Company’s real estate acquisition was determined to be an asset acquisition, with the purchase price allocated based on relative fair value of the assets acquired. Additionally, acquisition-related expenses were capitalized as part of the purchase price.
The Company assessed fair value based on Level 3 inputs within the fair value framework, which included estimated cash flow projections that utilized appropriate discount rates, capitalization rates, renewal probability and available market information, which included market rental rates and market rent growth rates. Estimates of future cash flows were based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.
The fair value of tangible assets of the acquired property considers the value of the property as if it were vacant. The fair value of acquired “above- and below-” market leases was based on the estimated cash flow projections utilizing discount rates that reflected the risks associated with the leases acquired. The amount recorded was based on the present value of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the extended term for any leases with below-market renewal options. Other intangible assets acquired included amounts for in-place lease values that were based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, market conditions and costs to execute similar leases. In estimating carrying costs, the Company included estimates of lost rents at market rates during the hypothetical expected lease-up periods, which were dependent on local market conditions. In estimating costs to execute similar leases, the Company considered leasing commissions, legal and other related costs.
The results of operations related to our ownership of the building are included in the Company’s Consolidated Statements of Operations from the date of acquisition.

Rental Income
The Company records rental income within general and administrative expense in the Consolidated Statements of Operations. The Company recorded rental income of $0.4 million for the three and nine months ended September 30, 2018.
The following table summarizes the Company's future rental payments from non-cancellable leases in place as of September 30, 2018 (in thousands):

Year ending December 31:
2018	$497
2019	1,972
2020	1,224
2021	1,210
2022	1,173
2023	1,210
Thereafter	3,238
Total rental payments	$10,524

Accumulated Other Comprehensive Loss
There were no reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2018 and 2017.
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
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) amending the accounting for leases. The ASU requires recognition of lease assets and liabilities for operating leases on the consolidated balance sheets. This ASU is effective for fiscal years beginning after December 15, 2018 including interim periods within that reporting period, with early adoption permitted. The Company plans to adopt this guidance as of January 1, 2019 and is currently evaluating the impact the ASU will have on its consolidated financial statements pursuant to the purchase of real estate described in Note 6.
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. This final rule is effective on November 5, 2018, for interim filings submitted thereafter. The SEC has provided relief to registrants that file Form 10-Q shortly after the final rule’s effective date, allowing presentation changes to take effect in the subsequent interim period. As such, the Company plans to adopt this guidance as of January 1, 2019 and is currently evaluating the impact the ruling will have on its consolidated financial statements.

2. Net Income (Loss) per Share
Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated using the weighted average number of shares of common stock plus, when dilutive, potential shares of common stock outstanding using the treasury-stock method. Potential shares of common stock outstanding include stock options, unvested restricted stock awards and restricted stock units, and warrants.
The components of basic and diluted earnings per share were as follows (in thousands, except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic earnings per share:
Net income (loss)	$1,205	$406	$(652)	$(665)
Shares used in computation:
Weighted average shares of common stock outstanding	33,129,416	30,037,282	31,376,239	29,500,958
Basic earnings per share	$0.04	$0.01	$(0.02)	$(0.02)

Diluted earnings per share:
Net income (loss)	$1,205	$406	$(652)	$(665)
Shares used in computation:
Weighted average shares of common stock outstanding	33,129,416	30,037,282	31,376,239	29,500,958
Stock options	2,663,375	2,618,567	—	—
Restricted stock awards and units	236,932	919	—	—
Warrants	355,637	457,213	—	—
Weighted average number of shares	36,385,360	33,113,981	31,376,239	29,500,958
Diluted earnings per share	$0.03	$0.01	$(0.02)	$(0.02)

The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	3,647	480,360	3,234,932	4,118,884
Restricted stock awards and restricted stock units	—	—	439,798	234,758
Warrants	—	—	480,000	810,000

3. Fixed Maturity Investments
Long-term investments are classified as available-for-sale and short-term investments are classified as held-to-maturity. The following table summarizes the amortized cost, gross unrealized holding gains and losses, and estimates of fair value of fixed maturity investments (in thousands) as of September 30, 2018 and December 31, 2017:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of September 30, 2018
Long-term investments:
Foreign deposits	$2,545	$—	$—	$2,545
Municipal bond	1,000	—	—	1,000
	$3,545	$—	$—	$3,545
Short-term investments:
U.S. Treasury securities	$6,646	$—	$(3)	$6,643
Certificates of deposit	439	1	—	440
U.S. government funds	32,337	—	—	32,337
	$39,422	$1	$(3)	$39,420

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2017
Long-term investments:
Foreign deposits	$2,237	$—	$—	$2,237
Municipal bond	1,000	—	—	1,000
	$3,237	$—	$—	$3,237
Short-term investments:
U.S. Treasury securities	$5,783	$—	$(4)	$5,779
Certificates of deposit	690	1	—	691
U.S. government funds	31,117	—	—	31,117
	$37,590	$1	$(4)	$37,587

Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	September 30, 2018
	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	$3,545	$3,545
	$3,545	$3,545

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

4. Other Investments
Investment in Variable Interest Entity
In July 2018, the Company purchased $3.0 million in preferred stock of a privately held corporation with a complementary business line. The Company does not have power over the activities that most significantly impact the economic performance of the variable interest entity and is, therefore, not the primary beneficiary. The Company's preferred stock is accounted for as an available-for-sale debt security. Through January 2020, the Company has agreed to purchase an additional $4.0 million in preferred stock of the variable interest entity, contingent upon the exercise of this option by the variable interest entity. The Company has the option to purchase the variable interest entity on the fifth anniversary of the initial preferred stock purchase. Additionally, the Company has extended a $2.5 million revolving line of credit to the variable interest entity. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on the consolidated balance sheet.
Investment in Joint Venture
In September 2018, the Company acquired a non-controlling equity interest in a joint venture, whereby it has committed to licensing certain intellectual property and contributing up to $2.2 million AUD upon the achievement of specific operational milestones over a period of at least four years from the agreement execution date.

5. Fair Value
Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of September 30, 2018
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$1,400	$1,400	$—	$—
Money market funds	4,741	4,741	—	—
Fixed maturities:
Foreign deposits	2,545	2,545	—	—
Municipal bond	1,000	—	1,000	—
Investment in variable interest entity	3,000	—	—	3,000
Total	$12,686	$8,686	$1,000	$3,000

	As of December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$600	$600	$—	$—
Money market funds	5,167	5,167	—	—
Fixed maturities:
Foreign deposits	2,237	2,237	—	—
Municipal bond	1,000	—	1,000	—
Total	$9,004	$8,004	$1,000	$—

The Company measures the fair value of restricted cash, foreign deposits, and money market funds based on quoted prices in active markets for identical assets. The fair value of the municipal bond is based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The estimated fair value of the Company's investment in the variable interest entity is a Level 3 measurement, and is based on market interest rates, the assessed creditworthiness of the entity, and the estimated fair value of the entity's common stock. As of September 30, 2018, the Company estimates that the purchase price approximates the fair value. Short-term investments are carried at amortized cost and the fair value is disclosed in Note 3, Investment Securities. The fair value of these investments is determined in the same manner as for available-for-sale securities and is considered a Level 1 measurement.

Fair Value Disclosures
The Company's other long-term assets balance included $3.1 million of notes receivable as of September 30, 2018 and $2.5 million of notes receivable as of December 31, 2017, recorded at its estimated collectible amount. The Company estimates that the carrying value of the note receivable approximates its fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of its long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at September 30, 2018 and December 31, 2017.

6. Acquisition of Corporate Real Estate
In June 2018, the Company entered into a Real Estate Purchase and Sale Agreement (Real Estate Purchase Agreement) with Benaroya Capital Company, L.L.C to purchase certain properties (Properties) as defined within the Real Estate Purchase Agreement, located at 6100 Fourth Avenue South, Seattle, Washington, which is the site of the Company's corporate headquarters. The purchase closed in August 2018 and the Company paid consideration consisting of $55.0 million in cash and 303,030 shares of common stock with an estimated fair value of $9.6 million. The issued shares carry registration rights (as to which the Company filed a registration statement on Form S-3, File No. 333-226752) and are subject to a lock-up period that continues to and includes June 25, 2020. The fair value of the issued shares was estimated as of the closing date for the real estate acquisition using the Black-Scholes option pricing model and the following assumptions:

August 9, 2018
Assumptions	Fair Value
Risk free interest rate	2.5%
Expected volatility	36.72%
Expected life (years)	1.88
Expected dividend yield	—%

The purchase price was allocated to the following assets based on estimates of their relative fair value (in thousands):

Building and improvements	$46,379
Land and improvements	15,833
Lease-related intangible assets	2,959

The building, building improvements, and land are recorded within property and equipment, net, on the consolidated balance sheet. The properties are generally carried at cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets. The Company believes the useful lives of the building and building improvements is 39 years and the land improvements will be depreciated over a useful life of 10 years. The lease-related intangible assets relate to in-place lease agreements and will be amortized over a weighted-average useful life of 5.1 years. Amortization is expected to be approximately $0.5 million in each of the five succeeding years.
7. Debt
In June 2018, the Company amended its credit agreement, increasing its borrowing capacity from $30.0 million to $50.0 million, extending the maturity date to June 2021, and increasing the required amount of restricted cash. The facility is secured by any and all interests in the Company's assets that are not otherwise restricted. Interest on the revolving line of credit is payable monthly at the greater of 4.5%, or 1.25% plus the prime rate (6.50% at September 30, 2018). The credit agreement includes other ancillary services and letters of credit of up to $4.5 million, and requires a deposit of restricted cash of $1.4 million. As of September 30, 2018, the Company was in compliance with all financial and non-financial covenants required by the credit agreement.
Borrowings on the revolving line of credit are limited to the lesser of $50.0 million and the total amount of cash and securities held by the Company's insurance subsidiaries (American Pet Insurance Company and Wyndham Insurance Company (SAC) Limited Segregated Account AX). As of September 30, 2018, available borrowing capacity on the line of credit was $28.9 million, with an outstanding balance of $0.4 million for ancillary services and letters of credit, and borrowings under the facility of $8.8 million, recorded net of financing fees of $0.2 million.

8. Commitments and Contingencies
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
Obligation to Purchase Additional Preferred Stock of Variable Interest Entity
In connection with its July 2018 investment in a variable interest entity (see Note 4), the Company agreed to invest an additional $4.0 million in equity of the variable interest entity, contingent upon the exercise of this option by the variable interest entity.

9. Reserve for Veterinary Invoices
The reserve for veterinary invoices is an estimate of the future amount the Company will pay for veterinary invoices that are dated as of, or prior to, its balance sheet date. The reserve also includes the Company's estimate of related internal processing costs. The reserve estimate involves actuarial projections, and is based on management's assessment of facts and circumstances currently known, and assumptions about anticipated patterns, including expected future trends in the number of veterinary invoices the Company will receive and the average cost of those veterinary invoices. The reserve is made for each of the Company's segments, subscription and other business, and is continually refined as the Company receives and pays veterinary invoices. Changes in management's assumptions and estimates may have a relatively large impact to the reserve and associated expense.
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Nine Months Ended September 30,
Subscription	2018	2017
Reserve at beginning of year	$11,059	$8,538
Veterinary invoices during the period related to:
Current year	139,504	113,833
Prior years	364	(85)
Total veterinary invoice expense	139,868	113,748
Amounts paid during the period related to:
Current year	128,233	104,501
Prior years	9,836	7,533
Total paid	138,069	112,034
Non-cash expenses	497	306
Reserve at end of period	$12,361	$9,946
The Company's reserve for the subscription business segment increased from $11.1 million at December 31, 2017 to $12.4 million at September 30, 2018. This change was comprised of $139.9 million in expense recorded during the period less $138.1 million in payments of veterinary invoices. The $139.9 million in veterinary invoice expense incurred includes an adjustment of $0.4 million to the reserves relating to prior years, which is the result of ongoing analysis of recent payment trends. For the nine months ended September 30, 2017, the Company decreased prior year reserves by $0.1 million as a result of analysis of payment trends.

Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Nine Months Ended September 30,
Other Business	2018	2017
Reserve at beginning of year	$1,697	$983
Veterinary invoices during the period related to:
Current year	16,632	10,074
Prior years	(304)	(173)
Total veterinary invoice expense	16,328	9,901
Amounts paid during the period related to:
Current year	14,822	8,786
Prior years	1,348	789
Total paid	16,170	9,575
Non-cash expenses	—	—
Reserve at end of period	$1,855	$1,309
The Company’s reserve for the other business segment increased from $1.7 million at December 31, 2017 to $1.9 million at September 30, 2018. This change was comprised of $16.3 million in expense recorded during the period less $16.2 million in payments of veterinary invoices. The $16.3 million in veterinary invoice expense incurred includes a reduction of $0.3 million to the reserves relating to prior years, which is the result of ongoing analysis of recent payment trends. For the nine months ended September 30, 2017, the Company decreased prior year reserves by $0.2 million as a result of analysis of payment trends.
Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by year the veterinary invoice relates to, referred to as the year of occurrence.

Subscription	As of September 30, 2018
Year of Occurrence
2016	$408
2017	1,179
2018	10,774
$12,361

Other Business	As of September 30, 2018
Year of Occurrence
2017	$44
2018	1,811
$1,855

10. Stock-Based Compensation and Stockholders' Equity
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Veterinary invoice expense	$153	$101	$421	$260
Other cost of revenue	96	69	277	172
Technology and development	58	57	167	166
General and administrative	634	503	1,708	1,416
Sales and marketing	358	165	980	550
Total stock-based compensation	$1,299	$895	$3,553	$2,564

As of September 30, 2018, for all employees, the Company had 564,647 unvested stock options and 439,798 unvested restricted stock awards and restricted stock units that are expected to vest. Stock-based compensation expense of $3.6 million related to unvested stock options and $8.0 million related to unvested restricted stock awards and restricted stock units, expected to be recognized over a weighted average period of approximately 2.1 years and 2.7 years, respectively.
Stock Options
A summary of the Company's stock option activity is as follows:

	Number Of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	4,006,399	$7.16	$88,578
Granted	—	—
Exercised	(695,452)	4.19	22,213
Forfeited	(76,015)	15.26
Outstanding as of September 30, 2018	3,234,932	$7.61	$90,967

Exercisable as of September 30, 2018	2,666,951	$5.88	$79,606
As of September 30, 2018, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 4.9 years and 4.2 years, respectively.
Restricted Stock Awards and Restricted Stock Units
A summary of the Company’s restricted stock award and restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2017	256,842	$4.77
Granted	339,856	28.33
Vested	(136,330)	8.05
Forfeited	(20,570)	28.25
Unvested shares as of September 30, 2018	439,798	$22.20

Stockholders’ Equity
In the June 2018 follow-on public offering, the Company sold 2,090,909 shares of common stock (inclusive of 272,727 shares of common stock sold by the Company pursuant to the full exercise of the underwriters' option to purchase additional shares) at a price to the public of $33.00 per share. The Company received aggregate net proceeds of $65.7 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. As a part of the purchase of real estate described in Note 6, an additional 303,030 shares of common stock were issued via a private placement during August 2018.
During the nine months ended September 30, 2018, 330,000 of the Company's outstanding warrants were exercised. As of September 30, 2018, warrants to purchase 480,000 shares of the Company's common stock at $10.00 per share remained outstanding. The warrants automatically convert to common stock in 2019.
11. Segments
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
Revenue and gross profit of the Company’s segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Subscription business	$67,421	$56,493	$192,805	$159,363
Other business	10,743	6,625	28,511	16,759
	78,164	63,118	221,316	176,122
Veterinary invoice expense:
Subscription business	48,285	39,761	139,868	113,748
Other business	6,018	3,692	16,328	9,901
	54,303	43,453	156,196	123,649
Other cost of revenue:
Subscription business	6,468	5,454	18,232	15,304
Other business	3,649	2,404	9,727	5,856
	10,117	7,858	27,959	21,160
Gross profit:
Subscription business	12,668	11,278	34,705	30,311
Other business	1,076	529	2,456	1,002
	13,744	11,807	37,161	31,313

Technology and development	2,299	2,471	6,761	7,196
General and administrative	4,174	4,017	13,242	12,274
Sales and marketing:
Subscription business	6,266	4,811	17,730	13,161
Other business	99	51	275	162
	6,365	4,862	18,005	13,323
Operating income (loss)	$906	$457	$(847)	$(1,480)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$63,517	$50,506	$178,957	$141,946
Canada	14,647	12,612	42,359	34,176
Total revenue	$78,164	$63,118	$221,316	$176,122

Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2018 and December 31, 2017.

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
We generate leads for our subscription business through both third-party referrals and direct-to-consumer acquisition channels, which we then convert into members through our website and contact center. Veterinary practices represent our largest referral source. We engage a national referral group of Territory Partners. These independent contractors are dedicated to cultivating direct veterinary relationships and building awareness of the benefits of our subscription to veterinarians and their clients. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, Trupanion. We pay Territory Partners fees based on activity in their regions. We also receive a significant number of new leads from existing members adding pets and referring their friends and family members. Our direct-to-consumer acquisition channels serve as important resources for pet owner education and drive new member leads and conversion. We continuously evaluate the effectiveness of our member acquisition channels and marketing initiatives based upon their return on investment, which we measure by comparing the ratio of the lifetime value of a pet generated through each specific channel or initiative to the related acquisition cost. We believe our patent-protected, proprietary software platform, Trupanion Express®, which allows direct invoicing by veterinarians, provides a significant strategic advantage.

Key Operating Metrics
The following table sets forth our key operating metrics for our subscription business and total pets enrolled for the nine-month periods ended September 30, 2018 and 2017 and each of the last eight fiscal quarters.

	Nine Months Ended September 30,
	2018	2017
Total pets enrolled (at period end)	497,942	404,069
Total subscription pets enrolled (at period end)	416,527	359,102
Monthly average revenue per pet	$54.06	$51.67
Lifetime value of a pet (LVP)	$714	$701
Average pet acquisition cost (PAC)	$157	$141
Average monthly retention	98.61%	98.61%

	Period Ended
	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016
Total pets enrolled (at period end)	497,942	472,480	446,533	423,194	404,069	383,293	364,259	343,649
Total subscription pets enrolled (at period end)	416,527	401,033	385,640	371,683	359,102	346,409	334,909	323,233
Monthly average revenue per pet	$54.55	$53.96	$53.62	$53.17	$52.95	$51.47	$50.50	$49.17
Lifetime value of a pet (LVP)	$714	$732	$727	$727	$701	$654	$637	$631
Average pet acquisition cost (PAC)	$155	$150	$165	$184	$151	$143	$128	$133
Average monthly retention	98.61%	98.64%	98.63%	98.63%	98.61%	98.57%	98.58%	98.60%
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
Lifetime value of a pet. Lifetime value of a pet (LVP) is a business operating metric that we believe reflects the lifetime value we might expect from a new subscription pet enrollment. We calculate LVP based on gross profit from our subscription business segment for the 12 months prior to the period end date excluding stock-based compensation expense related to cost of revenue from our subscription business segment, sign-up fee revenue and the change in deferred revenue between periods, multiplied by the implied average subscriber life in months. Implied average subscriber life in months is calculated as the quotient obtained by dividing one by one minus the average monthly retention rate. We monitor LVP to assess how much lifetime value we might expect from new pets over their implied average subscriber life in months and to evaluate the amount of sales and marketing expenses we may want to incur to attract new pet enrollments.

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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of September 30, 2018 is an average of each month’s retention from October 1, 2017 through September 30, 2018. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.
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
The following table reflects the reconciliation of net acquisition cost to sales and marketing expense (in thousands):

	Nine Months Ended September 30,
	2018	2017
Sales and marketing expense	$18,005	$13,323
Net of sign-up fee revenue	(1,933)	(1,619)
Excluding:
Stock-based compensation expense	(980)	(550)
Other business segment sales and marketing expense	(275)	(162)
Net acquisition cost	$14,817	$10,992

	Period Ended
	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016
Sales and marketing expense	$6,365	$5,702	$5,938	$5,781	$4,862	$4,372	$4,089	$3,951
Net of sign-up fee revenue	(693)	(624)	(616)	(550)	(558)	(517)	(544)	(526)
Excluding:
Stock-based compensation expense	(358)	(349)	(273)	(172)	(165)	(198)	(187)	(113)
Other business segment sales and marketing expense	(99)	(88)	(87)	(56)	(51)	(63)	(48)	(62)
Net acquisition cost	$5,215	$4,641	$4,962	$5,003	$4,088	$3,594	$3,310	$3,250

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
General and Administrative
General and administrative expenses consist primarily of personnel costs and related expenses for our finance, actuarial, human resources, regulatory, legal and general management functions, facilities, income and expenses related to owning our corporate headquarters building, and professional services.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenue:
Subscription business	$67,421	$56,493	$192,805	$159,363
Other business	10,743	6,625	28,511	16,759
Total revenue	78,164	63,118	221,316	176,122
Cost of revenue:
Subscription business(1)	54,753	45,215	158,100	129,052
Other business	9,667	6,096	26,055	15,757
Total cost of revenue	64,420	51,311	184,155	144,809
Gross profit:
Subscription business	12,668	11,278	34,705	30,311
Other business	1,076	529	2,456	1,002
Total gross profit	13,744	11,807	37,161	31,313
Operating expenses:
Technology and development(1)	2,299	2,471	6,761	7,196
General and administrative(1)	4,174	4,017	13,242	12,274
Sales and marketing(1)	6,365	4,862	18,005	13,323
Total operating expenses	12,838	11,350	38,008	32,793
Operating income (loss)	906	457	(847)	(1,480)
Interest expense	336	124	887	370
Other (income) expense, net	(628)	(99)	(1,071)	(1,239)
Income (loss) before income taxes	1,198	432	(663)	(611)
Income tax (benefit) expense	(7)	26	(11)	54
Net income (loss)	$1,205	$406	$(652)	$(665)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$249	$170	$698	$432
Technology and development	58	57	167	166
General and administrative	634	503	1,708	1,416
Sales and marketing	358	165	980	550
Total stock-based compensation expense	$1,299	$895	$3,553	$2,564

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	82	81	83	82
Gross profit	18	19	17	18
Operating expenses:
Technology and development	3	4	3	4
General and administrative	5	6	6	7
Sales and marketing	8	8	8	8
Total operating expenses	16	18	17	19
Operating income (loss)	1	1	—	(1)
Interest expense	—	—	—	—
Other (income) expense, net	(1)	—	—	(1)
Income (loss) before income taxes	2	1	—	—
Income tax (benefit) expense	—	—	—	—
Net income (loss)	2%	1%	—%	—%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	81	80	82	81
Subscription business gross profit	19%	20%	18%	19%

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$67,421	$56,493	19%	$192,805	$159,363	21%
Other business	10,743	6,625	62	28,511	16,759	70
Total revenue	$78,164	$63,118	24	$221,316	$176,122	26

Percentage of Revenue by Segment:
Subscription business	86%	90%		87%	90%
Other business	14	10		13	10
Total revenue	100	100		100	100

Total pets enrolled (at period end)	497,942	404,069	23	497,942	404,069	23
Total subscription pets enrolled (at period end)	416,527	359,102	16	416,527	359,102	16
Monthly average revenue per pet	$54.55	$52.95	3	$54.06	$51.67	5
Average monthly retention	98.61%	98.61%		98.61%	98.61%
Three months ended September 30, 2018 compared to three months ended September 30, 2017. Total revenue increased by $15.0 million to $78.2 million for the three months ended September 30, 2018, or 24%. Revenue from our subscription business segment increased by $10.9 million to $67.4 million for the three months ended September 30, 2018, or 19%. This increase in subscription business revenue was primarily due to a 16% increase in total subscription pets enrolled as of September 30, 2018 compared to September 30, 2017, and an increase in average revenue per pet of 3% for the same period. Increases in pricing were primarily due to the increased cost and utilization of veterinary care. Revenue from our other business segment increased $4.1 million to $10.7 million for the three months ended September 30, 2018, or 62%, primarily due to an 81% increase in enrolled pets in this segment.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017. Total revenue increased by $45.2 million to $221.3 million for the nine months ended September 30, 2018, or 26%. Revenue from our subscription business segment increased by $33.4 million to $192.8 million for the nine months ended September 30, 2018, or 21%. This increase in subscription business revenue was primarily due to a 16% increase in total subscription pets enrolled as of September 30, 2018 compared to September 30, 2017, and an increase in average revenue per pet of 5% for the same period. Increases in pricing were primarily due to the increased cost and utilization of veterinary care. Revenue from our other business segment increased $11.8 million to $28.5 million for the nine months ended September 30, 2018, or 70%, primarily due to an 81% increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$48,285	$39,761	21%	$139,868	$113,748	23%
Other cost of revenue	6,468	5,454	19	18,232	15,304	19
Total cost of revenue	$54,753	$45,215	21	$158,100	$129,052	23
Gross profit	$12,668	$11,278	12	$34,705	$30,311	14
Other business:
Veterinary invoice expense	6,018	3,692	63	16,328	9,901	65
Other cost of revenue	3,649	2,404	52	9,727	5,856	66
Total cost of revenue	$9,667	$6,096	59	$26,055	$15,757	65
Gross profit	$1,076	$529	103	$2,456	$1,002	145

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	71%	70%		73%	71%
Other cost of revenue	10	10		9	10
Total cost of revenue	81	80		82	81
Gross profit	19	20		18	19
Other business:
Veterinary invoice expense	56	56		57	59
Other cost of revenue	34	36		34	35
Total cost of revenue	90	92		91	94
Gross profit	10	8		9	6

Total pets enrolled (at period end)	497,942	404,069	23	497,942	404,069	23
Total subscription pets enrolled (at period end)	416,527	359,102	16	416,527	359,102	16
Monthly average revenue per pet	$54.55	$52.95	3	$54.06	$51.67	5
Three months ended September 30, 2018 compared to three months ended September 30, 2017. Total cost of revenue for our subscription business segment increased by $9.5 million to $54.8 million for the three months ended September 30, 2018, or 21%. This increase in subscription cost of revenue was primarily the result of a 16% increase in subscription pets enrolled and increases in the cost and utilization of veterinary care. As a percentage of revenue, cost of revenue for our subscription business segment increased to 81% for the three months ended September 30, 2018, compared to 80% for the three months ended September 30, 2017. Total cost of revenue for our other business segment increased by $3.6 million to $9.7 million for the three months ended September 30, 2018, primarily due to an increase in enrolled pets in this segment.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017. Total cost of revenue for our subscription business segment increased by $29.0 million to $158.1 million for the nine months ended September 30, 2018, or 23%. This increase in subscription cost of revenue was primarily the result of a 16% increase in subscription pets enrolled and increases in the cost and utilization of veterinary care. As a percentage of revenue, cost of revenue for our subscription business segment increased to 82% of revenue, for the nine months ended September 30, 2018, compared to 81% for the nine months ended September 30, 2017. Total cost of revenue for our other business segment increased by $10.3 million to $26.1 million for the nine months ended September 30, 2018, primarily due to an increase in enrolled pets in this segment.

Technology and Development Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017
	(in thousands, except percentages)
Technology and development	$2,299	$2,471	(7)%	$6,761	$7,196	(6)%
Percentage of total revenue	3%	4%		3%	4%
Three months ended September 30, 2018 compared to three months ended September 30, 2017. Technology and development expenses decreased $0.2 million, or 7%, to $2.3 million for the three months ended September 30, 2018. The cost of IT personnel, both internal employees and consultants, remained consistent between periods. Technology and development expenses saw a benefit from more resources dedicated to capital projects, resulting in a higher proportion of costs being capitalized than in the prior year.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017. Technology and development expenses decreased $0.4 million, or 6%, to $6.8 million for the nine months ended September 30, 2018. This was primarily due to having more resources dedicated to capital projects, resulting in a higher proportion of costs being capitalized than in the prior year. In addition, amortization on previously capitalized internally-developed software projects decreased as projects became fully amortized.
General and Administrative Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017
	(in thousands, except percentages)
General and administrative	$4,174	$4,017	4%	$13,242	$12,274	8%
Percentage of total revenue	5%	6%		6%	7%
Three months ended September 30, 2018 compared to three months ended September 30, 2017. General and administrative expenses increased $0.2 million, or 4%, to $4.2 million for the three months ended September 30, 2018. This increase was primarily the result of increased compensation expense, offset by a $0.5 million benefit from owning our corporate headquarters. General and administrative expenses decreased from 6% to 5% as a percentage of revenue for the three months ended September 30, 2018, as we experienced scale in our support functions.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017. General and administrative expenses increased $0.9 million, or 8%, to $13.2 million for the nine months ended September 30, 2018. This increase was primarily the result of increased compensation expense, offset by a $0.5 million benefit from owning our corporate headquarters. General and administrative expenses decreased from 7% to 6% as a percentage of revenue for the nine months ended September 30, 2018, as we experienced scale in our support functions.
Sales and Marketing Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017
	(in thousands, except percentages, pet and per pet data)
Sales and marketing	$6,365	$4,862	31%	$18,005	$13,323	35%
Subscription Business:
Total subscription pets enrolled (at period end)	416,527	359,102	16	416,527	359,102	16
Average pet acquisition cost (PAC)	$155	$151	3	$157	$141	11
Three months ended September 30, 2018 compared to three months ended September 30, 2017. Sales and marketing expense increased $1.5 million, or 31%, to $6.4 million, while subscription gross new pets increased 25%, to 33,617, and PAC increased 3% for the three months ended September 30, 2018. The increase in expense consisted primarily of an additional $0.8 million in compensation expense, due to a 20% increase in headcount and $0.8 million related to new marketing initiatives.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017. Sales and marketing expense increased $4.7 million, or 35%, to $18.0 million, while subscription gross new pets increased 21%, to 94,539, and PAC increased 11% for the nine months ended September 30, 2018. The increase in expense consisted primarily of an additional $2.7 million in compensation expense, due to a 24% increase in headcount, a timing shift of approximately $0.6 million in expense related to our annual territory partner conference which we previously held in the fourth quarter of each year and moved to the second quarter of 2018, and $1.0 million related to new marketing initiatives.
Total Other (Income) Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Interest expense	$336	$124	$887	$370
Other (income) expense, net	(628)	(99)	(1,071)	(1,239)
Total other (income) expense, net	$(292)	$25	$(184)	$(869)
Three months ended September 30, 2018 compared to three months ended September 30, 2017. Total other (income) expense, net increased $0.3 million primarily due to a $0.5 million gain on lease extinguishment in conjunction with the purchase of our corporate headquarters, offset by a $0.3 million loss on the write off of leasehold improvements upon purchase of our corporate headquarters.
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017. Total other (income) expense, net decreased $0.7 million primarily due to a $1.0 million gain on sale of an equity method investment in the nine months ended September 30, 2017. This was offset by net gains of $0.3 million upon purchase of our corporate headquarters.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$9,016	$6,689
Net cash used in investing activities	(64,829)	(8,433)
Net cash provided by financing activities	65,677	2,920
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(93)	436
Net change in cash, cash equivalents and restricted cash	$9,771	$1,612
Our primary sources of liquidity are cash provided by operations and available borrowings on our line of credit. In June 2018, we increased the borrowing capacity on our line of credit from $30.0 million to $50.0 million. For further information, see Note 7, Debt. In addition, we completed the June 2018 follow-on public offering, raising aggregate net proceeds of $65.7 million, primarily to fund the purchase of our home office building. Our primary requirements for liquidity are paying veterinary invoices, funding operations and capital requirements, investing in new member acquisition, investing in enhancements to our member experience, and servicing debt.
As of September 30, 2018, we had $74.1 million in cash, cash equivalents and short-term investments and $28.9 million available under our line of credit, which excludes $0.4 million reserved under the credit agreement for an outstanding letter of credit and other ancillary services. Most of the assets in our insurance subsidiary, American Pet Insurance Company (APIC), and our segregated cell business, Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of September 30, 2018, total assets and liabilities held outside of our insurance entities totaled $115.5 million and $22.9 million, respectively, including $23.2 million of cash and cash equivalents that are segregated from other operating funds and held in trust for the payment of claims on behalf of our insurance subsidiaries. For further information, refer to "Regulation."
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
Operating Cash Flows
We derive operating cash flows from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments and to fund projects that improve our members' experience. Cash provided by operating activities was $9.0 million for the nine months ended September 30, 2018 compared to cash provided by operating activities of $6.7 million for the nine months ended September 30, 2017. The increase in cash provided by operating activities was primarily related to timing differences between collections from members and payments of veterinary invoices and payments to vendors.
Investing Cash Flows
In the third quarter of 2018, we purchased our corporate headquarters and had net cash outflows for this investment of $55.5 million. Historically, net cash used in investing activities was primarily related to the net purchase of investments to increase our statutory capital. As of September 30, 2018, we had $50.5 million in short-term and long-term investments in our insurance entities, APIC and WICL Segregated Account AX. This includes $7.6 million of APIC's ownership of our corporate headquarters building. These investments are held to satisfy statutory requirements. Our regulators may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow.
Financing Cash Flows
Cash provided by financing activities was $65.7 million and $2.9 million for the nine months ended September 30, 2018 and 2017, respectively. The increase of $62.8 million was primarily due to net proceeds of $65.7 million received from the June 2018 follow-on public offering offset by a payment on long-term debt.

Long-Term Debt
Pacific Western Bank Loan and Security Agreement
The Company has a syndicated loan agreement with Pacific Western Bank (PWB) and Western Alliance Bank (WAB), amended in June 2018 to increase the borrowing capacity from $30.0 million to $50.0 million and extend the maturity date to June 2021. The required restricted cash increased to $1.4 million. We refer to this line of credit as our PWB credit facility. The maximum amount available to us under the PWB credit facility, inclusive of any amounts outstanding under the revolving line of credit, is the lesser of $50.0 million or the total amount of cash and securities held by our insurance entities, less amounts outstanding relating to other ancillary services and letters of credit, totaling $0.4 million as of September 30, 2018. Interest on the PWB credit facility accrues at a variable annual rate equal to the greater of 4.5%, or 1.25% plus the prime rate (6.50% at September 30, 2018).
The PWB credit facility requires us to maintain certain financial and non-financial covenants, including maintaining a minimum cash balance of $1.4 million in our account at WAB and/or WAB affiliates and other cash or investments of $2.1 million in our accounts at PWB. As of September 30, 2018, we were in compliance with each of the financial and non-financial covenants.
Our obligations under the PWB credit facility are secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of September 30, 2018, we had $8.8 million in aggregate borrowings outstanding under the PWB credit facility.
Regulation
As of September 30, 2018, our insurance entities, APIC and WICL Segregated Account AX, held $39.4 million in short-term investments and $33.9 million in other current assets, including $5.4 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
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
APIC
The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of the National Association of Insurance Commissioners (NAIC). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. As of December 31, 2017, APIC was required to maintain at least $22.2 million of risk-based capital to avoid this additional regulatory oversight. As of that date, APIC maintained $37.2 million of risk-based capital. The New York Department of Financial Services may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow. Following the acquisition of our home office building, we may satisfy up to 10% of our required risk-based capital through our ownership interest in Trupanion-APIC, LLC.
New York laws also restrict the ability of APIC to pay dividends to our parent holding company. The dividend restrictions are based in part on the prior year’s statutory income and surplus. Dividends up to specified levels are considered ordinary and may be paid without prior approval. In general, dividends or distributions that, in the aggregate in any 12-month period exceed the lesser of (i) 10% of surplus as of the preceding December 31 or (ii) the insurer’s adjusted net investment income for such 12-month period ended the preceding December 31, not including realized capital gains, are subject to approval by regulatory authorities. As of December 31, 2017, $0.2 million was able to be paid in the form of a dividend from APIC to our parent holding company without prior approval from regulatory authorities.

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
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable operating leases. In July 2018, we invested in the preferred stock of a privately held corporation and committed to purchasing $4.0 million in additional preferred stock at the election of that corporation. This option can be exercised through January 2020. We also extended a revolving line of credit to that corporation, with a maximum borrowing capacity of $2.5 million. In August 2018, we purchased our corporate headquarters resulting in the termination of our operating lease. In September 2018, we entered into a 20-year software license agreement. License fees do not exceed $0.1 million annually. Management believes these are the only material changes to our contractual obligation disclosure as of September 30, 2018, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three and nine months ended September 30, 2018, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to litigation matters and claims arising from the ordinary course of business, including, but not limited to, claims of alleged infringement of trademarks, copyrights, and other intellectual property rights; employment claims; coverage disputes with policyholders; disputes regarding general contracts; and regulatory or governmental investigations or disputes. We record an estimated liability relating to such matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The outcomes of legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results for a particular period. We review our estimates at least quarterly and makes adjustments to reflect the outcome of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter.
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
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that we offer veterinarians and their clients. In turn, we rely on veterinarians to introduce and recommend Trupanion to their clients. We also rely significantly on other third parties, such as existing members, online and other businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups and associations, to help generate leads for our subscription. Veterinary referred leads represent our largest member acquisition channel. In the nine months ended September 30, 2018, approximately 72% of our enrollments came from referrals from veterinarians and existing members, as well as people adding pets to their existing subscription.
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
Changes in foreign exchange rates may adversely affect our revenue and operating results.
We offer our subscription in Canada, and in the future may offer it in other countries, which exposes us to the risk of changes in currency exchange rates. Fluctuations in the relative strength of the US dollar has in the past and could in the future adversely affect our revenue and operating results.
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
Our business depends on our ability to maintain and scale the infrastructure necessary to operate our technology platform, which includes our analytics and pricing engine, systems for managing veterinary invoice payments, customer relationship management system, billing system, contact center phone system and website. We use these technology frameworks to price our subscriptions, enroll members, engage with current members and pay veterinary invoices. Our members review and purchase subscriptions through our website and contact center, and we receive and pay veterinarian invoices directly through Trupanion Express®. Our reputation and ability to acquire, retain and serve our members depends on the reliable performance of our technology platform and the underlying network systems and infrastructure, and on providing best-in-class member service, including through our contact center and website. As our member base continues to grow, the amount of information collected and stored on the systems and infrastructure supporting our technology platform will continue to grow, and we expect to require an increasing amount of network capacity, computing power and information technology personnel to develop and maintain our technology platform and service our departments involved in member interaction.
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
We used $55 million of the net proceeds from the June 2018 follow-on public offering to help fund the purchase of our home office building, which closed in August 2018. Before then, we leased our current home office since July 2016, and we had no experience owning an office building. While we believe our home office building is in reasonable condition, it is difficult to predict all costs associated with maintaining the building and ensuring it is suitable for our use and that of other tenants. It is possible that the other current tenants in the building may decide to move to newer facilities, wind up operations, or otherwise cease to rent space in the building, which would decrease rental income we expect to receive from them. Tenants may also negotiate tenant improvements, requiring capital expenditures that may adversely impact our financial position. In addition, we may identify structural defects or other conditions, or we may determine that remodeling or renovations are necessary given our business operations and objectives. Managing tenants, maintaining the building, and otherwise facing the costs and responsibilities of being the owner of a building may be a distraction from our core business and cause our performance to suffer.
Our building acquisition may not result in a meaningful or long-term ability to increase our cash.
We acquired our home office building because a portion of the value of the building may be used as an admitted asset on the balance sheet of American Pet Insurance Company (APIC). Over time, if APIC continues to grow its operations and increase its admitted assets, this percentage of admitted assets may result in an increasingly larger dollar amount being invested in our home office building. While the New York Department of Financial Services (NY DFS) approved the use of up to 10% of APIC's admitted assets to own the building, the NY DFS is not prevented from subsequently reducing the percentage of admitted assets that we may use or completely withdrawing its approval. Any such action could reduce the percentage of APIC’s admitted assets that could be invested in our home office building to between 1% and 5%, according to current regulations. If the amount of admitted assets invested in our home office decreases, we may be required to meet our risk-based capital obligations using other forms of capital that we would otherwise invest in our growth and operations. This may require us to modify our operating plan or marketing initiatives, delay the implementation of new initiatives and solutions or development of new technologies, decrease the rate at which we hire additional personnel and enter into relationships with Territory Partners, incur additional indebtedness or pursue equity or debt financings or otherwise modify our business operations, any of which could have a material adverse effect on our operating results and financial condition.

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
The credit agreement governing our revolving line of credit contains various restrictive covenants, including restrictions on our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, permit withdrawals from APIC (with certain exceptions) and conduct operations in certain of our Canadian subsidiaries. Our credit agreement also contains certain financial covenants, including having APIC maintain statutory capital and surplus at all times of not less than the greater of the amount required by regulatory statute or 110% of the highest amount of statutory capital and surplus required in any state in which APIC is licensed; maintaining a minimum cash balance of $1.4 million in our account at Western Alliance Bank (WAB) and/or WAB affiliates and other cash or investments of $2.1 million in our accounts at Pacific Western Bank (PWB); maintaining all of our depository and operating accounts at PWB and/or WAB; maintaining certain investment accounts at PWB and/or PWB affiliates; achieving certain quarterly revenue levels and claims ratio thresholds; maintaining greater than negative $1.0 million net total of operating cash flow and capital expenditures quarterly; and remaining within certain monthly maximum EBITDA loss levels. EBITDA is defined as earnings, plus an amount equal to the sum of (i) tax, plus (ii) depreciation and amortization, plus (iii) interest and non-cash expenses, plus (iv) any non-cash stock-based compensation expense, plus (v) (gain)/loss from equity method investments. Our ability to meet these restrictive covenants can be affected by events beyond our control, and we have been in the past, and may be in the future, unable to do so. In addition, our failure to maintain effective internal controls to measure compliance with our financial covenants could affect our ability to take corrective actions on a timely basis and could result in our being in breach of these covenants. Our credit agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare any future amounts outstanding under our credit agreement to be immediately due and payable. If we are unable to repay those amounts, our financial condition could be adversely affected.
Any indebtedness we incur could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy any of our debt service obligations.
We have a revolving line of credit and may incur indebtedness in the future, including any additional borrowings available under our revolving line of credit. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
As part of our growth plan, we have explored, and expect to continue to explore, opportunities to expand our operations internationally. We have agreements to enter the Australian market on a limited basis. We have no history of marketing, selling, administrating and supporting our subscription for consumers outside of the United States, Canada and Puerto Rico. In general, international sales and operations may be subject to a number of risks, including the following:

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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the JOBS Act, as well as rules and regulations subsequently implemented by the SEC and the stock exchange on which our common stock is listed, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has and may continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, from time to time, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have and will continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will continue to increase as the exemption from Section 404(b) of Sarbanes-Oxley Act allowed under the JOBS Act no longer applies to us. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.
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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
In June 2018, we completed a follow-on public offering whereby we sold 2,090,909 shares of common stock (inclusive of 272,727 shares of common stock we sold pursuant to the full exercise of the underwriters' option to purchase additional shares) at a price to the public of $33.00 per share. We received aggregate net proceeds from the June 2018 follow-on public offering of $65.7 million, reflecting gross proceeds of $69.0 million, reduced by underwriting discounts and commissions and offering expenses payable by us. The shares sold in the follow-on public offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-225760), which became effective immediately upon filing with the SEC on June 20, 2018 (the "Registration Statement"). The proceeds were primarily used to purchase real estate consisting of properties in use as corporate offices.
In August 2018, we sold 303,030 shares of common stock via a private placement under Section 4(a)(2) of the Securities Act to an accredited investor, the seller of the real estate acquired by the Company, such that the seller received aggregate consideration consisting of $55.0 million in cash and 303,030 shares of common stock with a fair value of $9.6 million for the real estate.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The list of exhibits included in the Exhibit Index immediately following this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 8th day of November 2018.

TRUPANION, INC.

Date: November 8, 2018	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: November 8, 2018	/s/ Tricia Plouf
Tricia Plouf Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

10.1	Amended Compensation Program for Non-Employee Directors of Trupanion, Inc. dated September 5, 2018					X

10.2
Joinder to Loan and Security Agreement and Amended and Restated Revolving Note, dated August 6, 2018, between Pacific Western Bank, Western Alliace Bank, Trupanion Managers USA, Inc. and Trupanion-APIC, LLC
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