Form 10-K
period 2018-12-31
TRUPANION, INC.
filed 2019-02-14
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,190,862,535 using the closing price on that day of $38.60.
As of February 7, 2019, there were approximately 34,332,607 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2018 Annual Meeting of Stockholders (Proxy Statement). The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

TRUPANION, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2018

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
Our Company and Approach
We provide medical insurance for cats and dogs throughout the United States, Canada and Puerto Rico. Our data-driven, vertically-integrated approach enables us to provide pet owners with what we believe is the highest value medical insurance for the life of their pets, priced specifically for each pet’s unique characteristics. Our growing and loyal member base provides us with highly predictable and recurring revenue. We operate our business similar to other subscription-based businesses, with a focus on maximizing the lifetime value of each pet while sustaining a favorable ratio of lifetime value relative to acquisition cost, based on our desired return on investment.
Our target market is large and under-penetrated. We have pioneered a unique solution that sits at the center of the pet medical ecosystem, meeting the needs of pets, pet owners and veterinarians, and we believe we are uniquely positioned to continue to drive market penetration. Our aggregate total pets enrolled grew from 31,207 pets on January 1, 2010 to 521,326 pets on December 31, 2018, which represents a compound annual growth rate of 37%.
Total Revenue by New and Existing Pets Enrolled
(in millions)
It is very difficult for pet owners to budget for their pet becoming sick or injured when they don't know whether their pet's health will be average, lucky, or unlucky, and the cost of medical care varies dramatically by geography and pet breed. A pet owner budgeting for average medical care costs is not an effective solution for an unlucky pet. Additionally, the timing of accidents or illnesses may not align with the owner's budgeting approach. Our cost-plus model is designed to spread the risk evenly within each category of pets. Our goal is to charge each pet the appropriate amount for their specific circumstances (e.g., breed, age at enrollment, geography, etc.) so that each pet receives the same value proposition, and, in aggregate, the extra amount paid by lucky pets covers the veterinary costs incurred by unlucky pets. To an informed, responsible, and loving pet owner, Trupanion is a hedge to help them budget for the unexpected cost and variable timing of necessary veterinary care.

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
We enrolled our first pet in Canada in 2000 and our first pet in the United States in 2008. Our revenue for the year ended December 31, 2018 was $304.0 million, representing a compound annual growth rate of 41% from our revenue of $19.1 million for the year ended December 31, 2010. We have made and expect to continue to make substantial investments in member acquisition and in expanding our operations to support our expected growth. For the year ended December 31, 2018, we had a net loss of $0.9 million and our accumulated deficit was $83.7 million at December 31, 2018.
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
Improve online lead generation and conversion. We are investing in our online marketing capabilities, and intend to continue to do so in order to fully capture the online opportunity. Our online marketing initiatives have played an integral role in converting leads to enrolled pets and also, to a lesser extent, in generating new leads.
Explore other member acquisition channels. We regularly evaluate new member acquisition channels. We intend to aggressively pursue those channels that we believe could, over time, generate an attractive ratio of lifetime value relative to acquisition cost, based on our desired return on investment.
Expand internationally. While we are primarily focused on capturing the large opportunity in the U.S. and Canadian markets, we are in the process of entering the Australian market and may choose to explore other international expansion in the future.
Pursue other revenue opportunities. We may opportunistically engage in other revenue opportunities. For example, our wholly-owned insurance subsidiary, American Pet Insurance Company, has partnered with unaffiliated general agents offering pet insurance products since 2012.

Sales and Marketing
Marketing to Veterinarians
Veterinary practices represent our largest referral source, and combined with referrals from members, accounted for approximately 73% of our leads in 2018. Our Territory Partner model was designed to facilitate frequent, in-person, face-to-face communications with veterinarians and their staff about the benefits of Trupanion and high-quality medical insurance for the life of a pet. The most important job of a Territory Partner is to build strong relationships with each veterinary hospital, so the staff can trust and recommend Trupanion. Alignment with veterinarians is critical for a positive member experience, long-term retention, and pet owner referrals. We strongly believe that earning the trust of veterinarians and their staff is the first step to successfully capturing more of the North American market.
The current market for veterinary services is highly fragmented and includes many sole-owner veterinary practices and small veterinary practices that are difficult to reach. We believe that no pet insurance company has a resource that compares in scale to our Territory Partners and that it would be extremely difficult, costly and time consuming to replicate. Our Territory Partners are independent contractors who market our product and are paid fees based on activity in their regions. Their role is not to sell or solicit policies directly to pet owners. Their role is instead to communicate and to build relationships with veterinarians and their staff, primarily through face-to-face interactions. We believe this structure aligns our interests and provides a platform that we can leverage over time.
Sales and Marketing to Pet Owners
We generate leads through a diverse set of third-party referrals and online member acquisition channels, which we then convert into members through our contact center and website.

•
Referrals from third-parties. We actively promote the value of Trupanion to veterinarians, veterinary affiliates (including purchasing groups and other veterinary membership organizations), corporate employee benefit providers, and shelters and breeders so they can inform their clients on the benefits of Trupanion. For the year ended December 31, 2018, 65% of our new pet enrollments were generated from these third-party referrals (excluding referral from existing members).

•	Referrals from existing members. For the year ended December 31, 2018, 26% of our new pet enrollments were generated from existing members adding a pet or referring their friends and family.

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
In addition, new entrants backed by large insurance companies with substantial financial resources have attempted to enter the market in the past and may do so again in the future. Further, traditional providers may consolidate, resulting in the emergence of new providers that are vertically integrated or able to create other operational efficiencies, which could lead to increased competition. We believe that we have competitive strengths that position us favorably related to existing and potential competitors. These include: a superior value proposition for pet owners due, in part, to our vertically integrated structure that reduces frictional costs; a unique member acquisition strategy, which we have developed using Territory Partners; a proprietary database containing historical data since the year 2000, which provides actionable data insights; a powerful technology infrastructure; and an experienced management team.

Intellectual Property
We rely on federal, state, common law, and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology, software, and documentation by entering into confidentiality and invention assignment agreements with our employees and partners, and confidentiality agreements with third parties, such as service providers, vendors, individuals and entities that may be exploring a business relationship with us. We also rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks, and domain names to establish and protect our intellectual property. We seek to protect our proprietary position by filing patent applications in the United States and in jurisdictions outside of the United States related to our technology, inventions, and improvements that are important to our business. We hold two U.S. patents related to the technology underlying our proprietary Trupanion Express platform, one patent for the design of the platform, and we have additional patent applications pending in the United States and in other jurisdictions. We additionally rely on data and market exclusivity, and patent term extensions when available. Our ability to protect and enforce our intellectual property rights is subject to risk and may adversely impact our business.
Employees
We highly value our company culture. We are a mission-driven company and attract employees that share our passion for pets. Our culture enables our employees to channel that passion collectively toward our goals and is key to our success. As of December 31, 2018, we had 586 employees.
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
NAIC Insurance Regulatory Information System Ratios
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or IRIS, to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies requiring special attention or action. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results. For IRIS ratio purposes, APIC submits data annually to state insurance regulators who then analyze our data using prescribed financial data ratios. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. As of December 31, 2018, APIC had four such ratios outside the usual range, relating to net premiums written to surplus, change in policyholders’ surplus, and investment yield.
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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this report and in our other filings with the SEC, in evaluating our business and before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that are not expressly stated, that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business may suffer and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have incurred significant cumulative net losses since our inception and may not be able to achieve or maintain profitability in the future.
We have incurred significant cumulative net losses since our inception. We have funded our operations through equity financings, borrowings under a revolving line of credit and term loans and, more recently, positive cash flows from operations. We may not be able to achieve or maintain profitability in the future. Our recent growth, including our growth in revenue and membership, may not be sustainable or may decrease, and we may not generate sufficient revenue to achieve or maintain profitability. Additionally, our expense levels are based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our expectations. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
We have made and plan to continue to make significant investments to grow our member base. Our average pet acquisition cost and the number of new pets we enroll depends on a number of factors and assumptions, including the effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied and in the future may significantly vary period to period based upon specific marketing initiatives. We also regularly test new member acquisition channels and marketing initiatives, which often are more expensive than our traditional marketing channels and generally increase our average acquisition costs. We plan to expand the number of Territory Partners we use to reach veterinarians and other referral sources and to engage in other marketing activities, including direct to consumer advertising, which are likely to increase our acquisition costs.
We also expect to continue to make significant expenditures relating to the acquisition of new members, including the increase of inside account managers retention of our existing members and development and implementation of our technology platforms. These increased expenditures may not be effective and may make it more difficult for us to scale or even remain profitable. If we are unable to achieve or maintain profitability or otherwise invest in our growth, we may not be able to execute our business plan, our prospects may be harmed and our stock price could be materially and adversely affected.
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
We invest significantly in member acquisition. We spent $23.7 million on sales and marketing to acquire new members for the year ended December 31, 2018. We expect to continue to spend significant amounts to acquire additional members. We utilize Territory Partners, who are paid fees based on activity in their regions, to communicate the benefits of our subscription to veterinarians through in-person visits. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, our subscription. We also invest in other third-party referrals and direct to consumer member acquisition channels, though we have limited experience with some of them.
We base our decisions regarding our member acquisition expenditures primarily on the lifetime value of the pets that we project to acquire. This analysis depends substantially on estimates and assumptions based on our historical experience with pets enrolled in earlier periods, including our key operating metrics described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Operating Metrics.”

If our estimates and assumptions regarding internal rate of return and the lifetime value of the pets that we project to acquire and our related decisions regarding investments in member acquisition prove incorrect, or if our calculation of internal rate of return and lifetime value of the pets that we project to acquire differs significantly from that of pets acquired in prior periods, we may be unable to recover our member acquisition costs or generate profits from our investment in acquiring new members. Moreover, if our member acquisition costs increase or we invest in member acquisition channels that do not ultimately result in any or an adequate number of new member enrollments, the return on our investment may be lower than we anticipate irrespective of the lifetime value of the pets that we project to acquire as a result of the new members. If we cannot generate profits from this investment, we may need to alter our growth strategy, and our growth rate and operating results may be adversely affected.
If we are unable to maintain high member retention rates, our growth prospects and revenue will be adversely affected.
We have historically experienced high average monthly retention rates. For example, our average monthly retention rate between 2010 and 2018 was 98.5%. If our efforts to satisfy our existing members are not successful or if new marketing initiatives result in enrolling more pets that inherently have a lower retention rate, we may not be able to maintain our retention rates. Members we obtain through aggressive promotions or other channels that involve relatively less meaningful contact between us and the member may be more likely to terminate their subscription. In the past, we have experienced reduced retention rates during periods of rapid member growth, as our retention rate generally has been lower during the first year of member enrollment. Members may choose to terminate their subscription for a variety of reasons, including perceived or actual lack of value, delays or other unsatisfactory experiences in how we review and process veterinary invoice payments, unsatisfactory member service, an economic downturn, increased subscription fees, loss of a pet, a more attractive offer from a competitor, changes in our subscription or other reasons, including reasons that are outside of our control. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit terminations, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.
The prices of our subscriptions are based on assumptions and estimates and may be subject to regulatory approvals. If our actual experience differs from these assumptions and estimates or if we are unable to obtain any necessary regulatory pricing approvals, our revenue and financial condition could be adversely affected.
The pricing of our subscriptions reflects amounts we expect to pay for a pet's medical care derived from assumptions that we make regarding a number of factors, including a pet’s species, breed, age, gender and location. Factors related to pet location include the current and assumed changes in the cost and availability of veterinary technology and treatments and local veterinary practice preferences. The prices of our subscriptions also include assumptions and estimates regarding our own operating costs and expenses. We monitor and manage our pricing and overall sales mix to achieve target returns. Profitability from new members emerges over a period of years depending on the nature and length of time a pet is enrolled, and is subject to variability as actual results may differ from pricing assumptions. If the subscription fees we collect are insufficient to cover actual costs, including veterinary invoice expense, operating costs and expenses within anticipated pricing allowances, or if our member retention rates are not high enough to ensure recovery of member acquisition costs, then our gross profit could be adversely affected, and our revenue may be insufficient to achieve or maintain profitability. Conversely, if our pricing assumptions differed from actual results such that we overpriced risks, our competitiveness and growth prospects could be adversely affected. Further, even if our pricing assumptions are accurate, we may not be able to obtain the necessary regulatory approvals for any pricing changes that we may determine are appropriate based on our pricing assumptions, which could prevent us from obtaining sufficient revenue from subscriptions to cover our costs, including veterinary invoice expense, processing costs, pet acquisition costs and other expenses in any such jurisdiction unless and until such regulatory approvals are obtained in appropriate amounts.
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
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that we offer veterinarians and their clients. In turn, we rely on veterinarians to introduce and recommend Trupanion to their clients. We also rely significantly on other third parties, such as existing members, online and other businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups and associations, to help generate leads for our subscription. Veterinary referred leads represent our largest member acquisition channel. In the year ended December 31, 2018, approximately 73% of our enrollments came from referrals from veterinarians and existing members, as well as people adding pets to their existing subscription.
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
Our ability to grow our business and to generate revenue depends significantly on attracting new members. For the year ended December 31, 2018, we generated 87% of our revenue from subscriptions. In order to continue to increase our membership, we must continue to offer a superior value to our members. Our ability to continue to grow our membership will also depend in part on the effectiveness of our sales and marketing programs. Our member base may not continue to grow or may decline as a result of increased competition or the maturation of our business.
We may not maintain our current rate of revenue growth.
Our revenue has increased quickly and substantially in recent periods. We believe that our continued revenue growth will depend on, among other factors, our ability to:

•	improve our market penetration through efficient and effective sales and marketing programs to attract new members;

•	convert leads into enrollments;

•	maintain high retention rates;

•	increase the lifetime value per pet to, in turn, enable us to spend more on sales and marketing programs;

•	maintain positive relationships with veterinarians and other referral sources;

•	maintain positive relationships with and increase the number and efficiency of Territory Partners;

•	continue to offer a superior value with competitive features and rates;

•	accurately price our subscriptions in relation to actual member costs and operating expenses and achieve required regulatory approval for pricing changes;

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
Our subsidiary, American Pet Insurance Company, is subject to risk-based capital regulations that require us to maintain certain levels of surplus to support our overall business operations in consideration of our size and risk profile. We have in the past and may in the future fail to maintain the amount of risk-based capital required to avoid additional regulatory oversight, which was $53.4 million as of December 31, 2018. To comply with these regulations and our related contractual obligations, we may be required to maintain capital that we would otherwise invest in our growth and operations, which may require us to modify our operating plan or marketing initiatives, delay the implementation of new solutions or development of new technologies, decrease the rate at which we hire additional personnel and enter into relationships with Territory Partners, incur indebtedness or pursue equity or debt financings or otherwise modify our business operations, any of which could have a material adverse effect on our operating results and financial condition.
We are also subject to a contractual obligation related to our reinsurance agreement with Omega General Insurance Company (Omega). Under this agreement, we are required to fund a Canadian Trust account in accordance with Canadian regulations. As of December 31, 2018, the account held CAD $3.5 million.
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
Changes in the foreign exchange rates may adversely affect our revenue and operating results.
We offer our subscription in Canada, and in the future may offer it in other countries, which exposes us to the risk of changes in currency exchange rates. For the year ended December 31, 2018, approximately 19% of our total revenue was generated in Canada. Fluctuations in the relative strength of the US dollar has in the past and could in the future adversely affect our revenue and operating results.
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
To compete effectively, we will need to continue to invest significant resources in sales and marketing, in improving our member service levels, in the online experience and functionalities of our website and in other technologies and infrastructure. Failure to compete effectively against our current or future competitors could result in loss of current or potential members, subscription terminations or a reduction in member retention rates, which could adversely affect our pricing, lower our revenue and prevent us from maintaining profitability. We may not be able to compete effectively for members in the future against existing or new competitors, and the failure to do so could result in loss of existing or potential members, increased sales and marketing expenses or diminished brand strength, any of which could harm our business.
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
Our business depends on our ability to maintain and scale the infrastructure necessary to operate our technology platform, which includes our analytics and pricing engine, systems for managing veterinary invoice payments, customer relationship management system, billing system, contact center phone system and website. We use these technology frameworks to price our subscriptions, enroll members, engage with current members and pay veterinary invoices. Our members review and purchase subscriptions through our website and contact center, and we receive and pay veterinarian invoices directly through our software. Our reputation and ability to acquire, retain and serve our members depends on the reliable performance of our technology platform and the underlying network systems and infrastructure, and on providing best-in-class member service, including through our contact center and website. As our member base continues to grow, the amount of information collected and stored on the systems and infrastructure supporting our technology platform will continue to grow, and we expect to require an increasing amount of network capacity, computing power and information technology personnel to develop and maintain our technology platform and service our departments involved in member interaction.
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
We have a team of product and engineering professionals dedicated in part to enhancing our technology platform and developing new solutions. We have made, and expect to continue to make, significant investments in these new solutions and enhancements. For example, we have made significant investments in our software, which is designed to facilitate the direct payment of invoices to veterinary practices. These development and implementation activities may not be successful, and we may incur delays or cost overruns or elect to curtail our currently planned expenditures related to them. Further, if or when these new solutions or enhancements are introduced, they may not be well received by veterinarians or by new or existing members, particularly if they are costly, cumbersome or unreliable. Even if they are well-received, they may be or become obsolete due to technological reasons or to the availability of alternative solutions in the marketplace. If new solutions and enhancements are not successful on a long-term basis, we may not realize benefits from these investments, and our business and financial condition could be adversely affected.
If we fail to effectively manage our growth, our business, operating results and financial condition may suffer.
We have recently experienced, and expect to continue to experience, significant growth, which has placed, and may continue to place, significant demands on our management and our operational and financial systems and infrastructure. We expect that our growth strategy will require us to commit substantial financial, operational and technical resources. It may also result in increased costs, including unexpected increases in our underlying costs (such as member acquisition costs or increases in the number or amounts of veterinary invoices received) generated by our new business, which could prevent us from remaining profitable and could impair our ability to compete effectively for business. Additionally, we have in the past, and may in the future, experience increases in terminations as our membership grows, which negatively affects our retention rate. If we do not effectively manage growth at any time, our financial condition could be harmed and the quality of our services could suffer.
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
Medical insurance for cats and dogs is an evolving industry, which makes it difficult to evaluate our near- and long-term business prospects.
Medical insurance for cats and dogs continues to develop as an industry, and it is difficult to assess the future of the industry, including future penetration rates. As an evolving industry, the marketplace is subject to significant challenges and new competitors, and as a result the future revenue, income and growth potential of our business is uncertain.
Mergers or other strategic transactions in the animal health industry or among our competitors could adversely affect our ability to compete effectively and harm our results of operations.
It is probable that the veterinary industry will experience further consolidation in the future, which could result in more veterinarians’ practices regarding communicating with pet owners about medical insurance being determined at a group level. Such consolidation could negatively impact our business. In addition, the animal health industry in general could experience future consolidation, which could negatively impact our relationships with participants in the industry. Moreover, some of our competitors may enter into new alliances with each other, or may establish or strengthen cooperative relationships with industry participants. Any of these developments could adversely affect our ability to compete effectively and lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our business, financial condition, cash flows and results of operations.
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
Our success depends to a significant extent on the continued services of our current management team, including Darryl Rawlings, our founder and Chief Executive Officer. The loss of Mr. Rawlings or several other key executives or employees within a short time frame could have a material adverse effect on our business. We employ all of our executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. We maintain no “key man” insurance. Additionally, if we were to lose a large percentage of our current employees in a relatively short time period, or our employees were to engage in a work stoppage or unionize, we may be unable to hire and train new employees quickly enough to prevent disruptions in our operations, which may result in the loss of members, Territory Partners or referral sources.

Our success also depends on our ability to attract, retain and motivate additional skilled management personnel. We plan to continue to expand our work force, which we believe will enhance our business and operating results. We believe that there is significant competition for qualified personnel with the skills and knowledge that we require. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than those we have to offer. In order to retain valuable employees, in addition to salary and cash incentives, we have provided and in the future expect to provide stock options and restricted stock that vest over time and may in the future grant equity awards tied to company performance. The value to employees of stock options and restricted stock that vest over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to maintain their retention benefit or counteract offers from other companies. If we are unable to attract and retain the necessary qualified personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our business objectives and our ability to pursue our business strategy. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our recruiting, training and retention efforts are not successful or do not generate a corresponding increase in revenue, our business will be harmed.
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
A portion of our revenue is attributable to a variety of different types of strategic partnership arrangements. These partnerships involve various risks, depending on their structure, including the following:

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
Our other business segment generally includes revenues and expenses involving contractual relationships with unaffiliated third parties and marketing to enterprises. We have relatively limited experience in writing policies for unaffiliated third parties. This business is not expected to grow at the same rate as our core business and may have different financial and operational impacts. Changes to this business may be volatile due to the nature of the relationships. Further, this business historically has had, and we expect it to continue to have, lower margins than our core business. As a result of this line of business, we are subject to additional regulatory requirements and scrutiny, which increase our costs, risks and may have an adverse effect on our operations. Further, administration of this business and any similar business in the future may divert our time and attention away from our core business, which could adversely affect our operating results in the aggregate.
For example, we have written pet insurance policies for general agents since 2012. These policies are subject to materially different terms and conditions than our subscription. Further, the unaffiliated general agents administer these policies and market them to consumers. For the year ended December 31, 2018, premiums from these policies accounted for 11% of our total revenue. These relationships can be terminated by either party and, if terminated, would result in a reduction in our revenue to the extent we cannot enter other relationships and generate equivalent revenues with different general agents. In addition, the general agents control trust accounts they maintain on our behalf. If the general agents make operating decisions that adversely affect its business or brand, our business or brand could also be adversely affected.

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
We may operate multiple insurance subsidiaries, which may complicate our business and harm our results of operations.
Currently, American Pet Insurance Company (APIC), our wholly owned subsidiary, underwrites subscriptions for our U.S. product, and Omega underwrites subscriptions for our Canadian product. In the future, we may set up and operate additional wholly-owned insurance companies in the U.S., Canada, or a different country. These efforts may require investment of resources and we may not achieve any or all of the anticipated benefits. In addition, we may require additional capital to meet our risk-based capital requirements for the new insurance subsidiaries and could be subject to additional regulatory scrutiny in the jurisdictions in which the insurance subsidiary is formed and operates.
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
We may not detect errors on a timely basis and our financial statements may be materially misstated. We have had in the past, and may have in the future, material weaknesses and significant deficiencies in our internal control over financial reporting. No evaluation of assessment of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. Over time, controls may become inadequate because of changes in circumstance. If we or our independent registered public accounting firm identify future material weaknesses in our internal control over financial reporting, we are unable to comply with the requirements of Section 404 in a timely manner, we are unable to assert that our internal control over financial reporting is effective or our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
If our security measures are breached and unauthorized access is obtained to our data, including our members’ data, we may lose our competitive advantage, our systems may be perceived as not being secure and we may incur third-party liability.
Our data repository contains proprietary information that we believe gives us a competitive advantage, including data on veterinary invoices received and other data with respect to members, Territory Partners, veterinarians and other third parties. Security breaches could expose us to a risk of loss of our data and/or disclosure of this data, either publicly or to a third party who could use the information to gain a competitive advantage. In the event of a loss of our systems or data, we could experience increased costs, delays legal liability, and reputational harm, which in turn may harm our financial condition, damage our brand and result in the loss of members. Such a disclosure also could lead to litigation and possible liability.
In the course of operating our business, we may store and/or transmit our members’ confidential information. Security breaches could expose us to a risk of loss of this information, litigation and possible liability. Our payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud.

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
We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard (PCI DSS), a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. In the past we may not have been and in the future we may not be, fully or materially compliant with PCI DSS, or other payment card operating rules. Any failure to comply fully or materially with the PCI DSS now or at any point in the future may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully or materially also may subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. In addition, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.
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
Our Trupanion Express software is protected by patents. These patents may not be sufficient to maintain effective product exclusivity because patent rights are limited in time and do not always provide effective protection. Furthermore, our efforts to enforce or protect our patent rights may be ineffective, could result in substantial costs and diversion of resources and could substantially harm our operating results. Even where our patents rights are enforced, legal remedies available for harm caused to us by infringing products may be inadequate to make us whole. Further, our successful assertion of our patent against one competing product is not necessarily predictive of our future success or failure in asserting the same patent against a second competing product. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available however the life of a patent, and the protection it affords, is limited. Once the patent life has expired for our software, our competitors will be able to use our patented technology.
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
We seek to control access to our proprietary technology, software and documentation by entering into confidentiality and invention assignment agreements with our employees and partners, confidentiality agreements or license agreements with third parties, such as service providers, vendors, individuals and entities that may be exploring a business relationship with us, and terms of use with third parties, such as veterinary hospitals desiring to use our technology, software and documentation. These agreements may not prevent disclosure of intellectual property, trade secrets and/or other confidential information, and may not provide an adequate remedy in the event of misappropriation of trade secrets or any unauthorized disclosure of trade secrets and other confidential information. In addition, others may independently discover trade secrets and confidential information and, in such cases, we may not be able to assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights and related confidentiality, license and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors being able to obtain our trade secrets or to independently develop technology similar to ours or competing technologies, could adversely affect our competitive business position.
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
As of December 31, 2018, we had $13 million outstanding indebtedness under our revolving line of credit. We may incur indebtedness in the future, including any additional borrowings available under our revolving line of credit. Any substantial indebtedness and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

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
We may have additional tax liabilities.
We are subject to income tax and other taxes in the U.S. and foreign jurisdictions. Significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Further, we often make elections for tax purposes which may ultimately not be upheld. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation in the jurisdictions where we are subject to taxation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our consolidated financial statements in the period or periods in which that determination is made.
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

If we do not prominently appear in Internet search engine results, third party sites or other Internet resources, our new member growth could decline, and our business and operating results could be harmed.
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
We have and may continue to create, invest in or acquire businesses, products and technologies, which could divert our management’s attention, result in additional dilution to our stockholders, otherwise disrupt our operations or harm our operating results.
We have and may continue to create, invest in or acquire businesses, products and technologies. Our ability to successfully evaluate and manage investment opportunities, or make and integrate acquisitions or products, is unproven. The pursuit of potential new products, investments or acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not they are consummated. Further, even if we successfully invest in or acquire additional businesses or technologies, we may not achieve the anticipated benefits from the transaction. The investment or acquisition may also expose us to additional risks, including from unknowingly inheriting liabilities that are not adequately covered by indemnities. Acquisitions or investments could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. If an investment or acquisition fails to meet our expectations, our business, operating results and financial condition may suffer.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2018, we had U.S. federal net operating loss carryforwards of approximately $121.1 million that will begin to expire in 2027. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Pursuant to Sections 382 and 383 of the Code, annual use of our net operating loss carryforwards and credit carryforwards may be limited if we experience an ownership change. We believe the utilization of approximately $0.5 million of net operating losses are subject to limitation as a result of prior ownership changes based on our Section 382 study performed as of September 30, 2018. We note subsequent ownership changes may have already and may further affect the limitation in future years.
We are expanding our operations internationally, and we may therefore become subject to a number of risks associated with international expansion and operations.
As part of our growth plan, we have explored, and expect to continue to explore, opportunities to expand our operations internationally. We are in the process of entering the Australian market and we may launch similar processes in other countries. We have no history of marketing, selling, administrating and supporting our subscription for consumers outside of the United States, Canada and Puerto Rico. International sales and operations are subject to a number of risks, including the following:

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

As of December 31, 2018, APIC was required to maintain at least $53.4 million of risk-based capital to satisfy the No Action Level (the highest of the above levels). As of December 31, 2018, APIC maintained $56.2 million of risk-based capital. The NY DFS may increase the required levels of risk-based capital in the future, and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow.
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
Regulations that require individuals or entities to be insurance licensed may be interpreted to apply to our business more broadly than we expect them to, which could require us to modify our business practices, create liabilities, damage our reputation, and harm our business.
We may not interpret and apply regulations requiring insurance licenses in the same manner as all applicable regulators, and even if we have, the requirements or regulatory interpretations of those requirements may change. Insurance regulations generally require that each individual or entity who sells, solicits or negotiates insurance business on our behalf, or who receives an insurance commission, must maintain a valid license in one or more jurisdictions. Regulations may also require certain individuals who process claims to be licensed. These requirements are subject to a variety of interpretations between jurisdictions. Regulators have in the past and may in the future determine that certain individuals or entities who have relationships with us were required to be licensed but were not. If such persons were not in fact licensed in any such jurisdiction, we could face liability, including the imposition of significant monetary penalties or other sanctions. We would also likely be required to modify our business practices and/or sales and marketing programs, or license the affected individuals, which may be impractical or costly and time-consuming to implement. Any modification of our business or marketing practices in response to regulatory licensing requirements could harm our business, operating results or financial condition.

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

Laws and regulations regarding phone solicitation, the Internet, email and texting could adversely affect our business.
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
Additionally, we use phone solicitation, email and texting to market our services to potential members and as a means of communicating with our existing members. The laws and regulations governing the use of phone solicitation, email and texting continue to evolve, and the growth and development of the market for commerce over the Internet may lead to the adoption of additional legislation. Failure to comply with existing or new laws regarding phone solicitation, text or electronic communications with members could lead to significant damages. We have incurred, and will continue to incur, expenses to comply with electronic messaging laws. If new laws or regulations are adopted, or existing laws and regulations are interpreted, to impose additional restrictions on our ability to send email to our members or potential members, we may not be able to communicate with them in a cost-effective manner. In addition to legal restrictions on the use of email for commercial purposes, Internet and email service providers and others attempt to block the transmission of unsolicited email, commonly known as “spam.” Many service providers have relationships with organizations whose purpose it is to detect and notify the Internet and email service providers of entities that the organization believes are sending unsolicited email. If an Internet or email service provider identifies messaging and email from us as “spam” as a result of reports from these organizations or otherwise, we could be placed on a restricted list that will block our emails to members or potential members. If we are restricted or unable to communicate by phone, text or email with our members and potential members as a result of legislation, blockage or otherwise, our business, operating results and financial condition would be harmed.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the stock exchange on which our common stock is listed, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has and may continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, from time to time, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have and will continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

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
From time to time we have released, and may continue to release, guidance in our quarterly earnings conference call, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.
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
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this report or our other reports filed with the SEC could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
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

•	the net increases in the number of members, either independently or as compared with published expectations of industry, financial or other analysts that cover our company;

•	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of changes to our subscription, strategic alliances or significant agreements by us or by our competitors;

•	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;

•	recruitment or departure of key personnel;

•	the economy as a whole and market conditions in our industry;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;

•	the number of shares of our stock trading on a regular basis; and

•	any other factors discussed in these risk factors and elsewhere in this report.
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
Our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our restated certificate of incorporation or our restated bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our restated certificate of incorporation or restated bylaws, or (v) any action asserting a claim against us governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located at 6100 4th Avenue South, Seattle, Washington. We purchased the building in August 2018 and occupy 91,437 square feet. We also occupy 1,600 square feet of office space in Vancouver, British Columbia pursuant to a lease that expires in March 2022.
Item 3. Legal Proceedings
Information with respect to this item may be found in Note 8 of Item 8, "Financial Statements and Supplementary Data", under the caption, "Legal Proceedings" which information is incorporated herein by reference.
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
Holders of Record
As of February 7, 2019, there were 44 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.
Securities Authorized for Issuance under Equity Compensation Plans
The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2019. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
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

	7/18/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Trupanion Inc.	$100.00	$60.79	$85.61	$136.14	$256.75	$223.33
S&P Small Cap 600 Index	$100.00	$104.67	$101.16	$126.19	$140.99	$127.24
NASDAQ-100 Technology Sector Index	$100.00	$108.80	$106.25	$131.81	$180.16	$170.27
Russell 2000 Index	$100.00	$104.61	$98.63	$117.85	$133.34	$117.10

Use of Proceeds from Registered Securities
In June 2018, we completed a follow-on public offering whereby we sold 2,090,909 shares of common stock at a price to the public of $33.00 per share. We received aggregate net proceeds of $65.7 million, reflecting gross proceeds of $69.0 million, reduced by underwriting discounts and commissions and offering expenses payable by us. The shares sold in the follow-on public offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-225760), which became effective immediately upon filing with the SEC on June 20, 2018 (the "Registration Statement"). The proceeds were primarily used to purchase real estate consisting of properties in use as our home office. In August 2018, we issued additional 303,030 shares of common stock via a private placement under Section 4(a)(2) of the Securities Act to an accredited investor as a portion of the purchase price for the real estate.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated statements of operations data:
Revenue:
Subscription business	$263,738	$218,354	$173,356	$133,406	$103,502
Other business	40,218	24,313	14,874	13,557	12,408
Total revenue	303,956	242,667	188,230	146,963	115,910
Cost of revenue:
Subscription business(1)	215,992	176,883	141,321	109,428	85,169
Other business	36,598	22,734	13,621	12,306	10,867
Total cost of revenue	252,590	199,617	154,942	121,734	96,036
Gross profit:
Subscription business	47,746	41,471	32,035	23,978	18,333
Other business	3,620	1,579	1,253	1,251	1,541
Total gross profit	51,366	43,050	33,288	25,229	19,874
Operating expenses:
Technology and development(1)	9,248	9,768	9,534	11,215	9,899
General and administrative(1)	18,164	16,820	15,205	15,558	14,312
Sales and marketing(1)	24,999	19,104	15,247	15,231	11,608
Total operating expenses	52,411	45,692	39,986	42,004	35,819
Operating loss	(1,045)	(2,642)	(6,698)	(16,775)	(15,945)
Interest expense	1,198	533	218	325	6,726
Other (income) expense, net	(1,309)	(1,244)	(58)	(9)	(1,487)
Loss before income taxes	(934)	(1,931)	(6,858)	(17,091)	(21,184)
Income tax (benefit) expense	(7)	(428)	38	114	(7)
Net loss	$(927)	$(1,503)	$(6,896)	$(17,205)	$(21,177)

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenue	$927	$594	$275	$263	$315
Technology and development	209	216	246	404	461
General and administrative	2,304	1,887	1,893	1,889	2,755
Sales and marketing	1,335	722	532	446	553
Total stock-based compensation expense	$4,775	$3,419	$2,946	$3,002	$4,084

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$26,552	$25,706	$23,637	$17,956	$53,098
Short-term investments	54,559	37,590	29,570	25,288	22,371
Working capital	54,773	40,692	34,729	30,016	62,111
Total assets	207,510	105,859	82,345	70,917	98,306
Current and long-term debt	12,862	9,324	4,767	—	14,900
Total liabilities	78,337	57,425	37,630	25,561	39,031
Common stock and additional paid-in capital	219,838	134,511	129,574	122,844	119,045
Accumulated deficit	(83,711)	(82,784)	(81,281)	(74,385)	(57,180)
Total stockholders' equity	129,173	48,434	44,715	45,356	59,275

	Year Ended December 31,
	2018	2017	2016	2015	2014
Other operational data(1):
Total pets enrolled (at period end)	521,326	423,194	343,649	291,818	232,450
Total subscription pets enrolled	430,770	371,683	323,233	272,636	215,491
Monthly average revenue per pet	$54.34	$52.07	$47.82	$45.04	$44.14
Lifetime value of a pet (LVP)	$710	$727	$631	$591	$591
Average pet acquisition cost (PAC)(2)	$164	$152	$123	$132	$121
Average monthly retention	98.60%	98.63%	98.60%	98.64%	98.69%

(1) For more information about how we calculate total pets enrolled, total subscription pets enrolled, monthly average revenue per pet, lifetime value of a pet, average pet acquisition cost and average monthly retention, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics.”
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
We generate leads for our subscription business through both third-party referrals and direct-to-consumer acquisition channels, which we then convert into members through our website and contact center. Veterinary practices represent our largest referral source. We engage our Territory Partners to have face-to-face visits with veterinarians and their staff. Territory Partners are dedicated to cultivating direct veterinary relationships and building awareness of the benefits of our subscription to veterinarians and their clients. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, Trupanion. We pay Territory Partners fees based on activity in their regions. We also receive a significant number of new leads from existing members adding pets and referring their friends and family members. Our direct-to-consumer acquisition channels serve as important resources for pet owner education and drive new member leads and conversion. We continuously evaluate the effectiveness of our member acquisition channels and marketing initiatives based upon their return on investment, which we measure by comparing the ratio of the lifetime value of a pet generated through each specific channel or initiative to the related acquisition cost.
Key Operating Metrics
The following tables set forth our key operating metrics for our subscription business and total enrolled pets for the periods ended December 31, 2018, 2017 and 2016, and for each of the last eight fiscal quarters.

	Year Ended December 31,
	2018	2017	2016
Total pets enrolled (at period end)	521,326	423,194	343,649
Total subscription pets enrolled (at period end)	430,770	371,683	323,233
Monthly average revenue per pet	$54.34	$52.07	$47.82
Lifetime value of a pet (LVP)	$710	$727	$631
Average pet acquisition cost (PAC)	$164	$152	$123
Average monthly retention	98.60%	98.63%	98.60%

	Period Ended
	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
Total pets enrolled (at period end)	521,326	497,942	472,480	446,533	423,194	404,069	383,293	364,259
Total subscription pets enrolled (at period end)	430,770	416,527	401,033	385,640	371,683	359,102	346,409	334,909
Monthly average revenue per pet	$55.15	$54.55	$53.96	$53.62	$53.17	$52.95	$51.47	$50.50
Lifetime value of a pet (LVP)	$710	$714	$732	$727	$727	$701	$654	$637
Average pet acquisition cost (PAC)	$186	$155	$150	$165	$184	$151	$143	$128
Average monthly retention	98.60%	98.61%	98.64%	98.63%	98.63%	98.61%	98.57%	98.58%
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
Monthly average revenue per pet. Monthly average revenue per pet is calculated as amounts billed in a given period for subscriptions divided by the total number of subscription pet months in the period. Total subscription pet months in a period represents the sum of all subscription pets enrolled for each month during the period. We monitor monthly average revenue per pet because it is an indicator of the per pet unit economics of our subscription business.

Lifetime value of a pet. Lifetime value of a pet (LVP) is a business operating metric that we believe reflects the lifetime value we might expect from a new subscription pet enrollment. We calculate LVP based on gross profit from our subscription business segment for the 12 months prior to the period end date excluding stock-based compensation expense related to cost of revenue from our subscription business segment, sign-up fee revenue and the change in deferred revenue between periods, multiplied by the implied average subscriber life in months. Implied average subscriber life in months is calculated as the quotient obtained by dividing one by one minus the average monthly retention rate. We monitor LVP to assess how much lifetime value we might expect from new pets over their implied average subscriber life in months and to evaluate the amount of sales and marketing expenses we may want to incur to attract new subscription pet enrollments, based on our targeted internal rate of return.
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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of December 31, 2018 is an average of each month’s retention from January 1, 2018 through December 31, 2018. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

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
The following tables reflect the reconciliation of net acquisition cost to sales and marketing expense (in thousands):

	Year Ended December 31,
	2018	2017	2016
Sales and marketing expense	$24,999	$19,104	$15,247
Net of sign-up fee revenue	(2,587)	(2,169)	(2,073)
Excluding:
Stock-based compensation expense	(1,335)	(722)	(532)
Other business segment sales and marketing expense	(377)	(218)	(218)
Net acquisition cost	$20,700	$15,995	$12,424

	Period Ended
	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
Sales and marketing expense	$6,994	$6,365	$5,702	$5,938	$5,781	$4,862	$4,372	$4,089
Net of sign-up fee revenue	(655)	(693)	(624)	(616)	(550)	(558)	(517)	(544)
Excluding:
Stock-based compensation expense	(355)	(358)	(349)	(273)	(172)	(165)	(198)	(187)
Other business segment sales and marketing expense	(102)	(99)	(88)	(87)	(56)	(51)	(63)	(48)
Net acquisition cost	$5,882	$5,215	$4,641	$4,962	$5,003	$4,088	$3,594	$3,310
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
Technology and Development
Technology and development expenses primarily consist of personnel costs and related expenses for our technology staff, which includes information technology development and infrastructure support and third-party services, as well as depreciation of hardware and capitalized software.
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
Geographic mix of sales. The relative mix of our business between the United States and Canada impacts the monthly average revenue per pet we receive. Prices for our plan in Canada are generally higher than in the United States (in local currencies), which is consistent with the relative cost of veterinary care in each country. As our mix of business between the United States and Canada changes, our metrics, such as our monthly average revenue per pet, and our exposure to foreign exchange fluctuations will be impacted.
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

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenue:
Subscription business	$263,738	$218,354	$173,356
Other business	40,218	24,313	14,874
Total revenue	303,956	242,667	188,230
Cost of revenue:
Subscription business(1)	215,992	176,883	141,321
Other business	36,598	22,734	13,621
Total cost of revenue	252,590	199,617	154,942
Gross profit:
Subscription business	47,746	41,471	32,035
Other business	3,620	1,579	1,253
Total gross profit	51,366	43,050	33,288
Operating expenses:
Technology and development(1)	9,248	9,768	9,534
General and administrative(1)	18,164	16,820	15,205
Sales and marketing(1)	24,999	19,104	15,247
Total operating expenses	52,411	45,692	39,986
Operating loss	(1,045)	(2,642)	(6,698)
Interest expense	1,198	533	218
Other income, net	(1,309)	(1,244)	(58)
Loss before income taxes	(934)	(1,931)	(6,858)
Income tax (benefit) expense	(7)	(428)	38
Net loss	$(927)	$(1,503)	$(6,896)

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cost of revenue	$927	$594	$275
Technology and development	209	216	246
General and administrative	2,304	1,887	1,893
Sales and marketing	1,335	722	532
Total stock-based compensation expense	$4,775	$3,419	$2,946

	Year Ended December 31,
	2018	2017	2016
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	83	82	82
Gross profit	17	18	18
Operating expenses:
Technology and development	3	4	5
General and administrative	6	7	8
Sales and marketing	8	8	8
Total operating expenses	17	19	21
Operating loss	—	(1)	(4)
Interest expense	—	—	—
Other (income) expense, net	—	(1)	—
Loss before income taxes	—	(1)	(4)
Income tax (benefit) expense	—	—	—
Net loss	—%	(1)%	(4)%

	Year Ended December 31,
	2018	2017	2016
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%
Subscription business cost of revenue	82	81	82
Subscription business gross profit	18%	19%	18%

Comparison of the years ended December 31, 2018, 2017, and 2016
Revenue

	Year Ended December 31,			Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$263,738	$218,354	$173,356	21%	26%
Other business	40,218	24,313	14,874	65	63
Total revenue	$303,956	$242,667	$188,230	25	29
Percentage of Revenue by Segment:
Subscription business	87%	90%	92%
Other business	13	10	8
Total revenue	100%	100%	100%

Total pets enrolled (at period end)	521,326	423,194	343,649	23	23
Total subscription pets enrolled (at period end)	430,770	371,683	323,233	16	15
Monthly average revenue per pet	$54.34	$52.07	$47.82	4	9
Average monthly retention	98.60%	98.63%	98.60%

Year ended December 31, 2018 compared to year ended December 31, 2017. Total revenue increased by $61.3 million to $304.0 million for the year ended December 31, 2018, or 25%. Revenue from our subscription business segment increased by $45.4 million to $263.7 million for the year ended December 31, 2018, or 21%. This increase in subscription business revenue was primarily due to a 16% increase in total subscription pets enrolled as of December 31, 2018 compared to December 31, 2017, and increased average revenue per pet of 4% for the same period. Increases in pricing were due to the increased cost and utilization of veterinary care. Revenue from our other business segment increased $15.9 million to $40.2 million for the year ended December 31, 2018, or 65%, due to an increase in enrolled pets in this segment.
Year ended December 31, 2017 compared to year ended December 31, 2016. Total revenue increased by $54.4 million to $242.7 million for the year ended December 31, 2017, or 29%. Revenue for our subscription business segment increased by $45.0 million to $218.4 million for the year ended December 31, 2017, or 26%. This increase in subscription business revenue was primarily due to a 15% increase in total subscription pets enrolled as of December 31, 2017 compared to December 31, 2016, and increased average revenue per pet of 9% for the same period. Increases in pricing were due to the increased cost of veterinary care and more accurately pricing to our cost-plus margin structure by subcategory. Revenue from our other business segment increased $9.4 million to $24.3 million for the year ended December 31, 2017, or 63%, due to an increase in enrolled pets in this segment.

Cost of Revenue

	Year Ended December 31,			Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$191,051	$155,554	$124,636	23%	25%
Other cost of revenue	24,941	21,329	16,685	17	28
Total cost of revenue	215,992	176,883	141,321	22	25
Gross profit	47,746	41,471	32,035	15	29
Other business:
Veterinary invoice expense	23,488	14,568	8,898	61	64
Other cost of revenue	13,110	8,166	4,723	61	73
Total cost of revenue	36,598	22,734	13,621	61	67
Gross profit	3,620	1,579	1,253	129	26

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	72%	71%	72%
Other cost of revenue	9	10	10
Total cost of revenue	82	81	82
Gross profit	18	19	18
Other business:
Veterinary invoice expense	58	60	60
Other cost of revenue	33	34	32
Total cost of revenue	91	94	92
Gross profit	9	6	8

Total pets enrolled (at period end)	521,326	423,194	343,649	23	23
Total subscription pets enrolled (at period end)	430,770	371,683	323,233	16	15
Monthly average revenue per pet	$54.34	$52.07	$47.82	4	9

Year ended December 31, 2018 compared to year ended December 31, 2017. Cost of revenue for our subscription business segment was $216.0 million, or 82% of revenue, for the year ended December 31, 2018, compared to $176.9 million, or 81%, of revenue for the year ended December 31, 2017. This $39.1 million increase in subscription cost of revenue was primarily the result of a 23% increase in veterinary invoice expense. As a percentage of revenue, these costs increased to 72% for the year ended December 31, 2018 from 71% for the year ended December 31, 2017, due to the increases in monthly average revenue per pet lagging slightly behind increases in veterinary invoice expense increases. Cost of revenue for our other business segment increased $13.9 million to $36.6 million for the year ended December 31, 2018, due to an increase in enrolled pets in this segment.
Year ended December 31, 2017 compared to year ended December 31, 2016. Cost of revenue for our subscription business segment was $176.9 million, or 81% of revenue, for the year ended December 31, 2017, compared to $141.3 million, or 82% of revenue, for the year ended December 31, 2016. This $35.6 million increase in subscription cost of revenue was primarily the result of a 15% increase in subscription pets enrolled, resulting in a 25% increase in veterinary invoice expense and related internal processing costs. As a percentage of revenue, these costs decreased to 71% for the year ended December 31, 2017 from 72% for the year ended December 31, 2016, due to the increase in monthly average revenue per pet outpacing the cost of veterinary care for certain subcategories as we more accurately priced those subcategories. Cost of revenue for our other business segment increased $9.1 million to $22.7 million for the year ended December 31, 2017, due to an increase in enrolled pets in this segment.
Technology and Development Expenses

	Year Ended December 31,			Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(in thousands, except percentages)
Technology and development	$9,248	$9,768	$9,534	(5)%	2%
Percentage of total revenue	3%	4%	5%

Year ended December 31, 2018 compared to year ended December 31, 2017. Technology and development expenses decreased $0.5 million, or 5%, to $9.2 million for the year ended December 31, 2018. This decrease was partially due to a $0.1 million decrease in amortization expense and a $0.1 million decrease in infrastructure-related costs compared to the same period in the prior year. In addition, more resources were dedicated to capital projects, resulting in a higher proportion of costs being capitalized in 2018.

Year ended December 31, 2017 compared to year ended December 31, 2016. Technology and development expenses increased $0.2 million, or 2%, to $9.8 million for the year ended December 31, 2017. This increase was primarily due to a $0.5 million increase in amortization expense related to projects placed in service in late 2016. This was offset by a $0.3 million decrease in infrastructure related costs compared to the same period in the prior year.
General and Administrative Expenses

	Year Ended December 31,			Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(in thousands, except percentages)
General and administrative	$18,164	$16,820	$15,205	8%	11%
Percentage of total revenue	6%	7%	8%
Year ended December 31, 2018 compared to year ended December 31, 2017. General and administrative expenses increased $1.4 million, or 8%, to $18.2 million for the year ended December 31, 2018. This increase was primarily due to increases of compensation expense by $1.0 million and professional service fees by $0.6 million, partially offset by lower expenses as a result of owning our corporate headquarters building. General and administrative expenses decreased from 7% to 6% as a percentage of revenue for the year ended December 31, 2018, as we experienced scale in our support functions.
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

Sales and Marketing Expenses

	Year Ended December 31,			Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(in thousands, except pet and per pet data)
Sales and marketing	$24,999	$19,104	$15,247	31%	25%
Subscription Business:
Total subscription pets enrolled (at period end)	430,770	371,683	323,233	16	15
Average pet acquisition cost (PAC)	$164	$152	$123	8	24
Year ended December 31, 2018 compared to year ended December 31, 2017. Sales and marketing expense increased $5.9 million, or 31%, to $25.0 million, while gross subscription new pets increased 20%, to 126,182, and PAC increased 8% for the year ended December 31, 2018. The increase in expense consisted primarily of an additional $3.5 million in compensation expense, due to a 27% increase in headcount, and $2.0 million related to new marketing initiatives.
Year ended December 31, 2017 compared to year ended December 31, 2016. Sales and marketing expenses increased $3.9 million, or 25%, to $19.1 million for the year ended December 31, 2017. PAC increased 24% from December 31, 2016, to $152 for the year ended December 31, 2017, as a result of $1.8 million in additional testing of new marketing initiatives. Additionally, compensation and related expenses increased by $2.0 million due to a 21% increase in headcount in the year ended December 31, 2017.
Total Other (Income) Expense, Net

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Interest expense	$1,198	$533	$218
Other income, net	(1,309)	(1,244)	(58)
Total other (income) expense, net	$(111)	$(711)	$160
Year ended December 31, 2018 compared to year ended December 31, 2017. Total other (income) expense, net decreased by $0.6 million primarily due to a $1.0 million gain related to the sale of our equity method investment during prior year, partially offset by higher interest expense in the year ended December 31, 2018, primarily due to higher average debt balances.
Year ended December 31, 2017 compared to year ended December 31, 2016. Total other (income) expense, net improved by $0.9 million due to a $1.0 million gain related to the sale of our equity method investment in the second quarter of 2017.

Income Tax (Benefit) Expense

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except percentages)
Income tax (benefit) expense	$(7)	$(428)	$38
Effective tax rate	0.8%	22.2%	(0.6)%
Year ended December 31, 2018 compared to year ended December 31, 2017. In December 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the Tax Act). The Tax Act makes broad and complex changes to the Code, including reducing the corporate tax rate to 21% effective January 1, 2018. As a result, we recorded a decrease of $0.6 million to our net deferred tax liability recorded on our consolidated balance sheet, with a corresponding adjustment to income tax benefit for the year ended December 31, 2017. No additional adjustments were made to our net deferred tax liability as a result of finalizing our analysis of the impact of the Tax Act in 2018. As such, the effective tax rate for 2018 is the result of maintaining a full valuation allowance on our reported U.S. federal deferred tax assets.
Year ended December 31, 2017 compared to year ended December 31, 2016. As a result of the Tax Act, we recorded a decrease of $0.6 million to our net deferred tax liability recorded on our consolidated balance sheet, with a corresponding adjustment to income tax benefit for the year ended December 31, 2017. This tax benefit represents our best estimate of the impact of the Tax Act in accordance with our understanding of the Tax Act and available guidance as of our date of filing.
The Tax Act makes additional significant changes to the Code, such as, (1) imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries and transitioning U.S. international taxation from a worldwide tax system to a territorial system with base erosion rules; (2) imposing changes on the utilization of net operating losses; (3) other general changes to the taxation of corporations, including changes to cost recovery rules, changes to the deductibility of interest expense, and elimination of the performance-based compensation exception for executive compensation. The overall impact of the Tax Act on our future results of operations is uncertain at this time. We intend to continue to reinvest all of our foreign earnings indefinitely outside of the U.S.

Quarterly Results of Operations
The following tables contain selected quarterly financial information for the years ended December 31, 2018 and 2017. The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements and includes all adjustments that we consider necessary for a fair presentation of the information shown. These quarterly operating results for any fiscal quarter are not necessarily indicative of the operating results for any full fiscal year or future period.

Consolidated Statements of Operations Data:	Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
	(in thousands)
Revenue:
Subscription business	$70,933	$67,421	$63,867	$61,517	$58,991	$56,493	$52,641	$50,229
Other business	11,707	10,743	9,525	8,243	7,554	6,625	5,634	4,500
Total revenue	82,640	78,164	73,392	69,760	66,545	63,118	58,275	54,729
Cost of revenue:
Subscription business(1)	57,892	54,753	52,333	51,014	47,831	45,215	42,591	41,246
Other business	10,543	9,667	8,706	7,682	6,977	6,096	5,333	4,328
Total cost of revenue	68,435	64,420	61,039	58,696	54,808	51,311	47,924	45,574
Gross profit:
Subscription business	13,041	12,668	11,534	10,503	11,160	11,278	10,050	8,983
Other business	1,164	1,076	819	561	577	529	301	172
Total gross profit	14,205	13,744	12,353	11,064	11,737	11,807	10,351	9,155
Operating expenses:
Technology and development(1)	2,487	2,299	2,298	2,164	2,572	2,471	2,322	2,403
General and administrative(1)	4,922	4,174	4,610	4,458	4,546	4,017	4,245	4,012
Sales and marketing(1)	6,994	6,365	5,702	5,938	5,781	4,862	4,372	4,089
Total operating expenses	14,403	12,838	12,610	12,560	12,899	11,350	10,939	10,504
Operating (loss) income	(198)	906	(257)	(1,496)	(1,162)	457	(588)	(1,349)
Interest expense	311	336	332	219	163	124	109	137
Other income, net	(238)	(628)	(303)	(140)	(5)	(99)	(1,112)	(28)
(Loss) income before income taxes	(271)	1,198	(286)	(1,575)	(1,320)	432	415	(1,458)
Income tax expense (benefit)	4	(7)	91	(95)	(482)	26	4	24
Net (loss) income	$(275)	$1,205	$(377)	$(1,480)	$(838)	$406	$411	$(1,482)

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
	(in thousands)
Cost of revenue	$230	$249	$252	$197	$162	$170	$149	$113
Technology and development	42	58	60	49	50	57	59	50
General and administrative	595	634	625	449	471	503	482	431
Sales and marketing	355	358	349	273	172	165	198	187
Total stock-based compensation expense	$1,222	$1,299	$1,286	$968	$855	$895	$888	$781

	Period Ended
	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
Other Financial and Operational Data(2):
Total pets enrolled (at period end)	521,326	497,942	472,480	446,533	423,194	404,069	383,293	364,259
Total subscription pets enrolled (at period end)	430,770	416,527	401,033	385,640	371,683	359,102	346,409	334,909
Monthly average revenue per pet	$55.15	$54.55	$53.96	$53.62	$53.17	$52.95	$51.47	$50.50
Lifetime value of a pet (LVP)	$710	$714	$732	$727	$727	$701	$654	$637
Average pet acquisition cost (PAC)(3)	$186	$155	$150	$165	$184	$151	$143	$128
Average monthly retention	98.60%	98.61%	98.64%	98.63%	98.63%	98.61%	98.57%	98.58%

	Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	83	82	83	84	82	81	82	83
Gross profit	17	18	17	16	18	19	18	17
Operating expenses:
Technology and development	3	3	3	3	4	4	4	4
General and administrative	6	5	6	6	7	6	7	7
Sales and marketing	8	8	8	8	9	8	8	7
Total operating expenses	17	16	17	18	19	18	19	19
Operating income (loss)	—	1	—	(3)	(2)	1	(1)	(2)
Interest expense	—	—	—	—	—	—	—	—
Other (income) expense, net	—	(1)	—	—	—	—	(2)	—
Income (loss) before income taxes	—	2	—	(2)	(2)	1	1	(3)
Income tax benefit	—	—	—	—	(1)	—	—	—
Net income (loss)	—%	2%	(1)%	(2)%	(1)%	1%	1%	(3)%

	Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%	100%	100%	100%	100%
Subscription business cost of revenue	82	81	82	83	81	80	81	82
Subscription business gross profit	18%	19%	18%	17%	19%	20%	19%	18%

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$12,680	$9,666	$5,006
Net cash used in investing activities	(81,451)	(13,056)	(6,508)
Net cash provided by financing activities	71,229	5,081	7,672
Effect of exchange rates on cash and cash equivalents	(812)	378	111
Net change in cash, cash equivalents, and restricted cash	$1,646	$2,069	$6,281
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
As of December 31, 2018, we had $81.1 million of cash, cash equivalents, and short-term investments and $36.6 million available under our line of credit, which excluded $0.4 million reserved for ancillary services. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of December 31, 2018, total assets and liabilities held outside of our insurance entities totaled $107.3 million and $26.7 million, respectively. This included $16.0 million of cash and cash equivalents that are segregated from other operating funds and held in trust for the payment of veterinary invoices on behalf of our subsidiaries.
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
Operating Cash Flows
We derive operating cash flows from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments and to fund projects that improve our members' experience. Cash provided by operating activities was $12.7 million for the year ended December 31, 2018 compared to cash provided by operating activities of $9.7 million for the year ended December 31, 2017. The increase in cash provided by operating activities of $3.0 million was primarily driven by higher operating income, as well as timing differences between collections from members and payments of veterinary invoices and payments to vendors.
Cash provided by operating activities was $9.7 million for the year ended December 31, 2017 compared to cash used in operating activities of $5.0 million for the year ended December 31, 2016. The increase in cash provided by operating activities of $4.7 million was primarily due to the $4.1 million decrease in operating loss, drive by higher revenue and decreased operating expenses as a percentage of revenue as we increased scale in our technology and general and administrative departments.
Investing Cash Flows
Net cash used in investing activities for the year ended December 31, 2018 was primarily related to the purchase of the corporate headquarters in August 2018. Other major investing activities for each of the periods presented were primarily related to the net purchase of investments to increase our statutory capital. As of December 31, 2018, we had $58.1 million in short-term and long-term investments in our insurance entities, APIC and WICL Segregated Account AX. These investments are held to satisfy statutory requirements and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollments continue to grow.
Financing Cash Flows
Cash provided by financing activities was $71.2 million and $5.1 million for the years ended December 31, 2018 and 2017, respectively. The increase of $65.3 million was primarily due to net proceeds of $65.7 million received from the June 2018 follow-on public offering.
Cash provided by financing activities for the year ended December 31, 2016 was $7.7 million. For the year ended December 31, 2017, cash provided by financing activities decreased by $2.6 million primarily due to a decrease of $1.2 million in proceeds from exercises of stock options. We also paid an additional $0.5 million for tax withholding on restricted stock.

Long-Term Debt
Pacific Western Bank Loan and Security Agreement
We have a syndicated loan agreement with Pacific Western Bank (PWB) and Western Alliance Bank (WAB), which we amended in June 2018 to increase the borrowing capacity from $30.0 million to $50.0 million and extend the maturity date to June 2021. The required restricted cash increased to $1.4 million. We refer to this line of credit as our PWB credit facility. The maximum amount available to us under the PWB credit facility, inclusive of any amounts outstanding under the revolving line of credit, is the lesser of $50.0 million or the total amount of cash and securities held by our insurance entities, less amounts outstanding relating to other ancillary services and letters of credit, totaling $0.4 million as of December 31, 2018. Interest on the PWB credit facility accrues at a variable annual rate equal to the greater of 4.5% or 1.25% plus the prime rate (6.75% at December 31, 2018).
The PWB credit facility requires us to maintain certain financial and non-financial covenants, including maintaining a minimum cash balance of $1.4 million in our account at WAB and/or WAB affiliates and other cash or investments of $2.1 million in our accounts at PWB. As of December 31, 2018, we were in compliance with each of the financial and non-financial covenants.
Our obligations under the PWB credit facility are secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of December 31, 2018, we had $13.0 million in aggregate borrowings outstanding under the PWB credit facility.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable vendor service agreements. For enforceable and legally binding contracts, our contractual cash obligations as of December 31, 2018 are set forth below (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations(1)	$13,000	$—	$13,000	$—	$—
Capital and operating lease obligations	202	148	54	—	—
Other obligations(2)	6,196	2,886	510	336	2,464
Total	$19,398	$3,034	$13,564	$336	$2,464

(1) Consists of our revolving line of credit. Excludes interest of the greater of 4.5% or 1.25% plus the prime rate (6.75% at December 31, 2018).
(2) Consists of contractual obligations from non-cancellable vendor service agreements.

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
Reserve for Veterinary Invoices
The reserve for our subscription business represents our estimate of the future amount we will pay for veterinary invoices that are dated as of, or prior to, our balance sheet date. The reserve also includes our estimate of related internal processing costs. To determine the accrual, we make assumptions based on our historical experience, including the number of veterinary invoices we expect to receive, the average cost of those veterinary invoices, the length of time between the date of the veterinary invoice and the date we receive it, and our expected cost to process and administer the payments. As of each balance sheet date, we reevaluate our reserve and may adjust the estimate for new information.

For the year ended December 31, 2018, we paid $10.1 million for veterinary invoices dated on or before December 31, 2017, including related processing costs. Our reserve estimate for these expenses was $11.1 million as of December 31, 2017. As of December 31, 2018, we reevaluated the remaining reserve for those periods prior to December 31, 2017 and recorded an adjustment to our income statement to increase it by $0.4 million. As of December 31, 2018, our reserve was $13.9 million, consisting of $12.5 million for the amount we expect to pay in the future for veterinary invoices dated between January 1, 2018 and December 31, 2018, inclusive of related processing costs, and a reserve of $1.3 million for periods prior to 2018.
Similarly, for the years ended December 31, 2017 and 2016, we adjusted our reserve for prior periods, reducing it by $0.1 million and increasing it by $0.8 million, respectively. These adjustments were recorded in our income statement for each respective year.
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

Interest Rate Risk
We are exposed to interest rate risk as a result of our debt and our investment activities. Our revolving line of credit with PWB and WAB bears interest at the rate of the greater of 4.5% or 1.25% plus the prime rate. As of December 31, 2018, our aggregate outstanding indebtedness was $13.0 million. The primary objective of our investment activities is to maintain principal and the majority of our investments are short-term in nature. A 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
We generate approximately 19% of our revenue in Canada. As our operations in Canada or the United States grow on an absolute basis and/or relative to one another, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates. A 10% change in the Canadian currency exchange rate could have a material impact on our consolidated financial condition or results of operations. A hypothetical change of this magnitude would have increased or decreased our total revenues by approximately $5.8 million, total expenses by approximately $4.1 million, and have a net impact of $1.7 million of income or loss for the year ended December 31, 2018. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Item 8. Financial Statements and Supplementary Data

Trupanion Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trupanion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trupanion, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Seattle, Washington
February 14, 2019

Trupanion, Inc. Consolidated Statements of Operations (in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue	$303,956	$242,667	$188,230
Cost of revenue:
Veterinary invoice expense	214,539	170,122	133,534
Other cost of revenue	38,051	29,495	21,408
Gross profit	51,366	43,050	33,288
Operating expenses:
Technology and development	9,248	9,768	9,534
General and administrative	18,164	16,820	15,205
Sales and marketing	24,999	19,104	15,247
Total operating expenses	52,411	45,692	39,986
Operating loss	(1,045)	(2,642)	(6,698)
Interest expense	1,198	533	218
Other income, net	(1,309)	(1,244)	(58)
Loss before income taxes	(934)	(1,931)	(6,858)
Income tax (benefit) expense	(7)	(428)	38
Net loss	$(927)	$(1,503)	$(6,896)

Net loss per share:
Basic and Diluted	$(0.03)	$(0.05)	$(0.24)
Weighted average shares of common stock outstanding:
Basic and Diluted	31,961,192	29,588,324	28,527,602

Trupanion, Inc. Consolidated Statements of Comprehensive Loss (in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(927)	$(1,503)	$(6,896)
Other comprehensive income (loss):
Foreign currency translation adjustments	(642)	277	79
Net unrealized gain (loss) on available-for-sale debt securities	(19)	8	46
Other comprehensive income (loss), net of taxes	(661)	285	125
Comprehensive loss	$(1,588)	$(1,218)	$(6,771)

Trupanion, Inc. Consolidated Balance Sheets (in thousands, except share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$26,552	$25,706
Short-term investments	54,559	37,590
Accounts and other receivables	31,565	20,367
Prepaid expenses and other assets	5,300	2,895
Total current assets	117,976	86,558
Restricted cash	1,400	600
Long-term investments, at fair value	3,554	3,237
Property and equipment, net	69,803	7,868
Intangible assets, net	8,071	4,972
Other long-term assets	6,706	2,624
Total assets	$207,510	$105,859
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,767	$2,716
Accrued liabilities and other current liabilities	11,347	7,660
Reserve for veterinary invoices	16,062	12,756
Deferred revenue	33,027	22,734
Total current liabilities	63,203	45,866
Long-term debt	12,862	9,324
Deferred tax liabilities	1,002	1,002
Other liabilities	1,270	1,233
Total liabilities	78,337	57,425
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized at December 31, 2018 and December 31, 2017, 34,781,121 and 34,025,136 shares issued and outstanding at December 31, 2018; 30,778,796 and 30,121,496 shares issued and outstanding at December 31, 2017	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized at December 31, 2018 and December 31, 2017, and 0 shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	219,838	134,511
Accumulated other comprehensive loss	(753)	(92)
Accumulated deficit	(83,711)	(82,784)
Treasury stock, at cost: 755,985 shares at December 31, 2018 and 657,300 shares at December 31, 2017	(6,201)	(3,201)
Total stockholders’ equity	129,173	48,434
Total liabilities and stockholders’ equity	$207,510	$105,859

Trupanion, Inc. Consolidated Statements of Stockholders’ Equity (in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2016	28,396,189	—	$122,844	$(74,385)	$(502)	$(2,601)	$45,356
Exercise of warrants	59,999	—	600	—	—	—	600
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	1,079,080	—	3,083	—	—	—	3,083
Stock-based compensation expense	—	—	3,047	—	—	—	3,047
Purchase of treasury stock	(36,321)	—	—	—	—	(600)	(600)
Other comprehensive income	—	—	—	—	125	—	125
Net loss	—	—	—	(6,896)	—	—	(6,896)
Balance at December 31, 2016	29,498,947	—	129,574	(81,281)	(377)	(3,201)	44,715
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	622,549	—	1,375	—	—	—	1,375
Stock-based compensation expense	—	—	3,562	—	—	—	3,562
Other comprehensive income	—	—	—	—	285	—	285
Net loss	—	—	—	(1,503)	—	—	(1,503)
Balance at December 31, 2017	30,121,496	—	134,511	(82,784)	(92)	(3,201)	48,434
Issuance of common stock from follow-on public offering	2,090,909	—	65,638	—	—	—	65,638
Issuance of common stock for acquisition of corporate real estate	303,030	—	9,633	—	—	—	9,633
Exercise of warrants, net	231,315	—	3,300	—	—	(3,000)	300
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	1,278,386	—	1,806	—	—	—	1,806
Stock-based compensation expense	—	—	4,950	—	—	—	4,950
Other comprehensive loss	—	—	—	—	(661)	—	(661)
Net loss	—	—	—	(927)	—	—	(927)
Balance at December 31, 2018	34,025,136	$—	$219,838	$(83,711)	$(753)	$(6,201)	$129,173

Trupanion, Inc. Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(927)	$(1,503)	$(6,896)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	4,512	4,232	3,846
Stock-based compensation expense	4,775	3,419	2,946
Gain on sale of equity method investment	—	(1,036)	—
Other, net	(240)	(383)	104
Changes in operating assets and liabilities:
Accounts and other receivables	(11,248)	(10,219)	(1,830)
Prepaid expenses and other assets	(2,628)	(179)	48
Accounts payable, accrued liabilities, and other liabilities	4,531	3,019	1,164
Reserve for veterinary invoices	3,440	3,149	3,226
Deferred revenue	10,465	9,167	2,398
Net cash provided by operating activities	12,680	9,666	5,006
Investing activities
Purchases of investment securities	(52,862)	(31,920)	(31,616)
Maturities of investment securities	35,413	23,372	27,247
Purchases of other investments	(3,000)	—	—
Acquisition of lease intangibles, related to corporate real estate acquisition	(2,959)	—	—
Proceeds from sale of equity method investment	—	1,402	—
Purchases of property and equipment	(56,936)	(3,131)	(1,941)
Other	(1,107)	(2,779)	(198)
Net cash used in investing activities	(81,451)	(13,056)	(6,508)
Financing activities
Proceeds from public offering of common stock, net of offering costs	65,671	—	—
Proceeds from exercise of stock options	3,601	2,545	3,745
Shares withheld to satisfy tax withholding	(1,839)	(1,170)	(662)
Proceeds from debt financing, net of financing fees	13,431	4,400	4,988
Repayment of debt financing	(10,000)	—	—
Other financing	365	(694)	(399)
Net cash provided by financing activities	71,229	5,081	7,672
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(812)	378	111
Net change in cash, cash equivalents, and restricted cash	1,646	2,069	6,281
Cash, cash equivalents, and restricted cash at beginning of period	26,306	24,237	17,956
Cash, cash equivalents, and restricted cash at end of period	$27,952	$26,306	$24,237
Supplemental disclosures
Income taxes paid	216	177	19
Interest paid	1,019	333	153
Noncash investing and financing activities:
Issuance of common stock for cashless exercise of warrants	3,000	—	600
Issuance of common stock for acquisition of corporate real estate	9,640	—	—
Purchases of property and equipment included in accounts payable and accrued liabilities	106	390	104
Property and equipment acquired under capital lease	—	689	559

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
The Company considers any cash account that is contractually restricted to withdrawal or use to be restricted cash. The Company is party to a financing agreement requiring a restricted cash balance. As of December 31, 2018, the Company was in compliance with all requirements.
Accounts and Other Receivables
Receivables are comprised of trade receivables and other miscellaneous receivables. Accounts and other receivables are carried at their estimated collectible amounts.
Deferred Acquisition Costs
The Company incurs certain costs, including premium taxes, fees and enrollment-based bonuses, and referral fees that directly relate to the successful acquisition of new or renewal customer contracts. These costs are deferred and are included in prepaid expenses and other assets on the consolidated balance sheet and amortized over the related policy term to the applicable financial statement line item, either sales and marketing expense or other cost of revenue. Deferred acquisition costs as of December 31, 2018 and December 31, 2017 were $1.3 million and $1.0 million, respectively. Amortized deferred acquisition costs classified within sales and marketing amounted to $2.1 million, $1.7 million, and $1.4 million and amortized deferred acquisition costs classified within other cost of revenue amounted to $15.9 million, $13.2 million, and $10.7 million, as of December 31, 2018, 2017, and 2016, respectively.
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
Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly
Level 3 - Unobservable inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability
The Company's financial instruments, in addition to those presented in Note 7, Fair Value, include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these instruments.
Property and Equipment
Property and equipment primarily consists of building, land and land improvements, office equipment, internally-developed software related to the Company’s website, and internal support systems, capitalized during the application development stage of the project. Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the respective asset:

Land	Not depreciable
Land improvements	10 years
Building	39 years
Software	3 to 5 years
Office equipment	3 to 5 years
Intangible Assets
Acquired finite-lived intangibles are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized. The Company reviews these assets for impairment at least annually or if indicators of potential impairment exist.
Asset Impairment
Long-lived assets, including property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured as the amount the asset's carrying value exceeds its fair value. The Company has recognized no impairment loss on long-lived assets for the years ended December 31, 2018, 2017, and 2016.
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
Technology and Development
Technology and development expenses primarily consist of personnel costs and related expenses for the Company's technology staff, which includes information technology development and infrastructure support and third-party services, as well as depreciation of hardware and capitalized software.
General and Administrative
General and administrative expenses consist primarily of personnel costs and related expenses for the Company’s finance, actuarial, human resources, legal, regulatory, and general management functions, as well as facilities and professional services.
Sales and Marketing
Sales and marketing expenses consist of costs to educate veterinarians and consumers about the benefits of Trupanion, to generate leads, and to convert leads to enrolled pets, as well as print, online and promotional advertising costs, and employee compensation and related costs.
Other (Income) Expense, Net
Other income was $1.3 million for the year ended December 31, 2018. Interest income of $0.9 million, $0.2 million, and $0.1 million was recorded in other income for the years ended December 31, 2018, 2017, and 2016, respectively. Other income in the year ended December 31, 2017 included a gain of $1.0 million from the sale of the Company's equity method investment.
Advertising
Advertising costs are expensed as incurred, with the exception of television advertisements, which are expensed the first time each advertisement is aired. Advertising costs amounted to $6.3 million, $4.9 million and $4.0 million, in the years ended December 31, 2018, 2017 and 2016, respectively.

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
Foreign Currency Translation
The Company’s consolidated financial statements are reported in U.S. dollars. Assets and liabilities denominated in foreign currencies were translated to U.S. dollars, the reporting currency, at the exchange rates in effect on the balance sheet date. Revenue and expenses denominated in foreign currencies were translated to U.S. dollars using a weighted-average rate for the relevant reporting period. Cumulative translation adjustments of $0.7 million, $0.1 million, and $0.4 million were recorded in accumulated other comprehensive loss as of December 31, 2018, 2017, and 2016, respectively.

Insurance Operations

Effective January 1, 2015, the Company formed a segregated account in Bermuda as part of Wyndham Insurance Company (SAC) Limited (WICL), and entered into a revised fronting and reinsurance arrangement with Omega General Insurance Company (Omega) to include its newly formed segregated account. The Company maintains all risk with the business written in Canada and consolidates the entity in its financial statements. Dividends are allowed subject to the Segregated Accounts Company Act of 2000, which allows for dividends only to the extent that the entity remains solvent and the value of its assets remain greater than the aggregate of its liabilities and its issued share capital and share premium accounts.

For the Company’s Canadian business, all plans are written by Omega and the risk is assumed by the Company through a fronting and reinsurance agreement. Premiums are recognized and earned pro rata over the terms of the related customer contracts. Revenue recognized from the agreement in 2018, 2017, and 2016 was $57.4 million, $47.1 million and $36.5 million, respectively, and deferred revenue relating to this arrangement at December 31, 2018 and 2017 was $2.1 million and $1.8 million, respectively. Reinsurance revenue was 19% of total revenue in 2018, 2017, and 2016. Cash designated for the purpose of paying claims related to this reinsurance agreement was $3.9 million and $2.8 million at December 31, 2018 and 2017, respectively. In addition, as required by the Office of the Superintendent of Financial institutions regulations related to the Company’s reinsurance agreement with Omega, the Company is required to fund a Canadian Trust account with the greater of CAD $2.0 million or 115% of unearned Canadian premium plus 15% of outstanding Canadian claims, including all incurred but not reported claims. As of December 31, 2018, the account balance was CAD $3.5 million and the Company was in compliance with all requirements.

The Company has not transferred any risk to third-party reinsurers.
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and investments. The Company manages its risk by investing cash equivalents and investment securities in money market instruments and securities of the U.S. government, U.S. government agencies and high-credit-quality issuers of debt securities.
Follow-on Common Stock Offerings
In June 2018, the Company completed a follow-on public offering (the June 2018 follow-on public offering) whereby the Company sold 2,090,909 shares of common stock at a price to the public of $33.00 per share. The Company received aggregate net proceeds from the June 2018 follow-on public offering of $65.7 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The proceeds were primarily used to purchase real estate consisting of properties in use as the Company's home office. In addition, in August 2018, the Company issued 303,030 shares of common stock via a private placement to an accredited investor as a portion of the purchase price of the real estate. See Note 12, Real Estate.
Acquisition of Real Estate
The Company’s real estate acquisition was determined to be an asset acquisition, with the purchase price allocated based on relative fair value of the assets acquired. Additionally, acquisition-related expenses were capitalized as part of the purchase price.
The Company assessed fair value on the date of the acquisition based on Level 3 inputs within the fair value framework, which included estimated cash flow projections that utilized appropriate discount rates, capitalization rates, renewal probability and available market information, which included market rental rates and market rent growth rates. Estimates of future cash flows were based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.
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

Rental Income
The Company leases a portion of its building to third parties and records related rental income within general and administrative expense in the Consolidated Statements of Operations. The Company recorded rental income of $0.9 million for the year ended December 31, 2018.
The following table summarizes the Company's future rental payments to be received from non-cancellable leases in place as of December 31, 2018 (in thousands):

Year ending December 31:
2019	$2,129
2020	1,224
2021	1,210
2022	1,173
2023	1,210
Thereafter	3,238
Total rental payments	$10,184

Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) amending the lease presentation guidance. The ASU requires organizations that lease assets to recognize the rights and obligations created by those leases on the consolidated balance sheets. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company will adopt this guidance as of January 1, 2019 using the modified retrospective transition method, and will elect all applicable practical expedients upon the adoption. Based on the lease portfolio as of December 31, 2018, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued an ASU amending the measurement of credit losses on financial instruments. The ASU requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on its consolidated financial statements.
In August 2018, the FASB issued an ASU that eliminates certain disclosure requirements for fair value measurements, requires new disclosures regarding significant unobservable inputs used to develop Level 3 fair value measurements, and modifies certain existing disclosure requirements for Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.
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
The following potentially dilutive equity securities were not included in the diluted earnings per common share calculation because they would have had an antidilutive effect:

	As of December 31,
	2018	2017	2016
Stock options	2,621,503	4,006,399	4,123,023
Restricted stock awards and restricted stock units	451,160	256,842	352,996
Warrants	480,000	810,000	810,000

3. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Land and improvements	$15,833	$—
Building and improvements	46,561	—
Software	20,338	17,221
Office equipment and other	2,772	3,022
Property and equipment, at cost	85,504	20,243
Less: Accumulated depreciation	(15,701)	(12,375)
Property and equipment, net	$69,803	$7,868

Depreciation expense related to property and equipment, inclusive of assets purchased on capital lease, was $4.3 million, $4.2 million and $3.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
4. Intangible Assets
The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2018:
Licenses	$4,773	$—	$4,773
Patents and trademarks	743	(191)	552
Leases	2,959	(213)	2,746
Total Intangibles	$8,475	$(404)	$8,071
December 31, 2017:
Licenses	$4,773	$—	$4,773
Patents and trademarks	373	(174)	199
Leases	—	—	—
Total Intangibles	$5,146	$(174)	$4,972
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
The lease-related intangible assets relate to in-place lease agreements associated with the building acquisition in August 2018 and will be amortized over a weighted-average useful life of 5.1 years.
Amortization expense associated with intangible assets for the year ended December 31, 2018 was $0.2 million, and is expected to be approximately $0.5 million in each of the five succeeding years.

5. Investments
The amortized cost, gross unrealized holding gains and losses, and fair value of long-term and short-term investments by major security type and class of security were as follows as of December 31, 2018 and 2017 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2018
Long-term investments:
Foreign deposits	$2,573	$—	$—	$2,573
Municipal bond	1,000	—	(19)	981
	$3,573	$—	$(19)	$3,554
Short-term investments:
U.S. Treasury securities	$6,645	$—	$(3)	$6,642
Certificates of deposit	437	—	—	437
U.S. government funds	47,477	—	—	47,477
	$54,559	$—	$(3)	$54,556

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2017
Long-term investments:
Foreign deposits	$2,237	$—	$—	$2,237
Municipal bond	1,000	—	—	1,000
	$3,237	$—	$—	$3,237
Short-term investments:
U.S. Treasury securities	$5,783	$—	$(4)	$5,779
Certificates of deposit	690	1	—	691
U.S. government funds	31,117	—	—	31,117
	$37,590	$1	$(4)	$37,587

Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	December 31, 2018
	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	3,573	3,554
	$3,573	$3,554

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

6. Other Investments
Investment in Variable Interest Entity
In July 2018, the Company purchased $3.0 million in preferred stock of a privately held corporation with a complementary business line. The Company does not have power over the activities that most significantly impact the economic performance of the variable interest entity and is, therefore, not the primary beneficiary. The Company's investment in preferred stock is accounted for as an available-for-sale debt security. Through January 2020, the Company has agreed to purchase an additional $4.0 million in preferred stock of the variable interest entity, contingent upon the exercise of this option by the variable interest entity. The Company has the option to purchase the variable interest entity on the fifth anniversary of the initial preferred stock purchase. Additionally, the Company has extended a $2.5 million revolving line of credit to the variable interest entity. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on the consolidated balance sheet. As of December 31, 2018, outstanding loan balance under the line of credit was $0.6 million. The Company has also entered into a series of agreements to provide ancillary services to the variable interest entity at cost. The Company provided $0.6 million of these services for the year ended December 31, 2018, which were recorded against its operating expenses.
Investment in Joint Venture
In September 2018, the Company acquired a non-controlling equity interest in a joint venture, whereby it has committed to licensing certain intellectual property and contributing up to $2.2 million AUD upon the achievement of specific operational milestones over a period of at least four years from the agreement execution date. As of December 31, 2018, the Company has contributed $0.3 million AUD.

7. Fair Value
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$1,400	$1,400	$—	$—
Money market funds	2,010	2,010	—	—
Fixed maturities:
Foreign deposits	2,573	2,573	—	—
Municipal bond	981	—	981	—
Investment in variable interest entity	3,000	—	—	3,000
Total	$9,964	$5,983	$981	$3,000

	As of December 31, 2017
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$600	$600	$—	$—
Money market funds	5,167	5,167	—	—
Fixed maturities:
Foreign deposits	2,237	2,237	—	—
Municipal bond	1,000	—	1,000	—
Total	$9,004	$8,004	$1,000	$—

The Company measures the fair value of restricted cash, money market funds, and foreign deposits based on quoted prices in active markets for identical assets. The fair value of the municipal bond is based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The estimated fair value of the Company's investment in the variable interest entity is a Level 3 measurement, and is based on market interest rates, the assessed creditworthiness of the entity, and the estimated fair value of the entity's common stock. As of December 31, 2018, the Company estimates that the purchase price approximates the fair value. Short-term investments are carried at amortized cost and the fair value is disclosed in Note 5, Investments. The fair value of these investments is determined in the same manner as for available-for-sale securities and is considered a Level 1 measurement.
Fair Value Disclosures
The Company's other long-term assets balance included notes receivable of $3.0 million and $2.5 million as of December 31, 2018 and 2017, respectively, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at December 31, 2018 and December 31, 2017.

8. Commitments and Contingencies

The following summarizes the Company's contractual commitments as of December 31, 2018 (in thousands):

	Year Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt obligations(1)	$—	$—	$13,000	$—	$—	$—	$13,000
Capital and operating leases	148	24	24	6	—	—	202
Other obligations(2)	2,886	325	185	168	168	2,464	6,196
Total	$3,034	$349	$13,209	$174	$168	$2,464	$19,398

(1) Consists of a revolving line of credit. Excludes interest of the greater of 4.5% or 1.25% plus the prime rate (6.75% as of December 31, 2018).
(2) Consists of contractual obligations from non-cancellable vendor service agreements.
The Company had a lease agreement for its headquarters building located in Seattle, Washington until the Company purchased the building in August 2018. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rental expense for operating leases was $1.4 million, $1.8 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Legal Proceedings
Certain insurance regulators in the United States have contacted the Company regarding whether employees who had helped prospective members enroll by telephone in prior years were required to have an insurance license to conduct such telephone conversations. To date, the Company has resolved each of these matters in non-material amounts and believes it is compliant with the applicable regulations. The Company is currently engaged with a limited number of state insurance regulators to resolve this same legacy issue and believes it has adequately reserved for these matters.
In addition, from time to time the Company is or may become subject to various legal proceedings arising in the ordinary course of business, including proceedings against members, other entities or regulatory bodies. Estimated liabilities are recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many instances, the Company is unable to determine whether a loss is probable or to reasonably estimate the amount of such a loss and, therefore, the potential future losses arising from a matter may exceed the amount of estimated liabilities the Company has recorded in the financial statements covering these matters. The Company reviews its estimates at least quarterly and makes adjustments to reflect negotiations, estimated settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular matter.

9. Reserve for Veterinary Invoices

The reserve for veterinary invoices is an estimate of the future amount the Company will pay for veterinary invoices that are dated as of, or prior to, its balance sheet date. The reserve also includes the Company's estimate of related internal processing costs. The reserve estimate involves actuarial projections, and is based on management's assessment of facts and circumstances currently known, and assumptions about anticipated patterns. The reserve is made for each of the Company's segments, subscription and other business, and are continually refined as the Company receives and pays veterinary invoices. Changes in management's assumptions and estimates may have a relatively large impact to the reserve and associated expense.

Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Year Ended December 31,
Subscription	2018	2017	2016
Reserve at beginning of year	$11,059	$8,538	$5,384
Veterinary invoice expense during the period related to:
Current year	190,642	155,623	123,823
Prior years	409	(69)	813
Total veterinary invoice expense	191,051	155,554	124,636
Amounts paid during the period related to:
Current year	177,418	144,802	115,314
Prior years	10,130	7,777	5,832
Total paid	187,548	152,579	121,146
Non-cash expenses	687	454	336
Reserve at end of period	$13,875	$11,059	$8,538

The Company's reserve for the subscription business segment increased $2.8 million from $11.1 million at December 31, 2017 to $13.9 million at December 31, 2018. This change was comprised of $191.1 million in expense recorded during the period less $187.5 million in payments of veterinary invoices. This $191.1 million in veterinary invoice expense incurred included an increase of $0.4 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. The Company's adjustments to prior year reserves were a reduction of $0.1 million and an increase of $0.8 million as a result of analysis of payment trends in the years ended December 31, 2017 and 2016, respectively.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Year Ended December 31,
Other Business	2018	2017	2016
Reserve at beginning of year	$1,697	$983	$890
Veterinary invoice expense during the period related to:
Current year	23,784	14,739	9,027
Prior years	(296)	(171)	(129)
Total veterinary invoice expense	23,488	14,568	8,898
Amounts paid during the period related to:
Current year	21,615	13,053	8,048
Prior years	1,383	801	757
Total paid	22,998	13,854	8,805
Non-cash expenses	—	—	—
Reserve at end of period	$2,187	$1,697	$983

The Company’s reserve for the other business segment increased $0.5 million from $1.7 million at December 31, 2017 to $2.2 million at December 31, 2018. This change was comprised of $23.5 million in expense recorded during the period less $23.0 million in payments of veterinary invoices. This $23.5 million in veterinary invoice expense incurred included a reduction of $0.3 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. The Company's adjustments to decrease prior year reserves were $0.2 million and $0.1 million as a result of analysis of payment trends in each of the years ended December 31, 2017 and 2016, respectively.

Veterinary invoice expenses

In the following tables, the cumulative number of veterinary invoices represents the total number received as of December 31, 2018, by year the veterinary invoice relates to, referred to as the year of occurrence. If a pet is injured or becomes ill, multiple trips to the veterinarian may result in several invoices. Each of these veterinary invoices is included in the cumulative number, regardless of whether the veterinary invoice was paid. Information for years 2015 through 2017 is provided as required supplementary information. Amounts in these tables are presented on a constant currency basis to remove the impact of changes in the foreign currency exchange rate on development. The cumulative expenses as of the end of each year are revalued using the currency exchange rate as of December 31, 2018.

The following table summarizes the development of veterinary invoice expense, on a constant currency basis, for the Company's subscription business segment by year of occurrence (in thousands, except for cumulative number of veterinary invoices data):

	Cumulative veterinary invoice expenses				Reserve	Cumulative number of veterinary invoices

	As of December 31,				As of December 31,
Subscription	2015	2016	2017	2018	2018	2018
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2015	$94,138	$94,691	$94,749	$94,797	$72	479,172
2016		$123,202	$122,990	$123,072	$271	595,563
2017			$154,209	$154,497	$995	715,375
2018				$188,825	$12,537	800,074
				$561,191	$13,875

The following table summarizes the development of veterinary invoice expense, on a constant currency basis, for the Company's other business segment by year of occurrence (in thousands, except for cumulative number of veterinary invoices data):

	Cumulative veterinary invoice expenses				Reserve	Cumulative number of veterinary invoices

	As of December 31,				As of December 31,
Other Business	2015	2016	2017	2018	2018	2018
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2015	$7,973	$7,845	$7,849	$7,857	$2	46,950
2016		$9,027	$8,842	$8,855	$4	59,493
2017			$14,735	$14,417	$12	105,171
2018				$23,775	$2,169	160,393
				$54,904	$2,187

Cumulative paid veterinary invoice expense

In the following tables, amounts are by year the veterinary invoice relates to, referred to as the year of occurrence. Amounts in these tables are presented on a constant currency basis to remove the impact of changes in the foreign currency exchange rate. The cumulative amounts paid as of the end of each year are revalued using the currency exchange rate as of December 31, 2018. Information for years 2015 through 2017 is provided as required supplementary information.

The following table summarizes the amounts paid for veterinary invoices, inclusive of related internal processing costs and reported on a constant currency basis, for the subscription segment (in thousands):

	Year Ended December 31,
Subscription	2015	2016	2017	2018
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2015	$88,808	$94,406	$94,621	$94,725
2016		$115,045	$122,461	$122,802
2017			$143,958	$153,502
2018				$176,288
				$547,317
Total amounts unpaid and recorded as a liability				$13,875

The following table summarizes the amounts paid for veterinary invoices, inclusive of related internal processing costs and reported on a constant currency basis, for the other business segment (in thousands):

	Year Ended December 31,
Other Business	2015	2016	2017	2018
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2015	$7,085	$7,841	$7,849	$7,855
2016		$8,048	$8,831	$8,851
2017			$13,050	$14,405
2018				$21,606
				$52,717
Total amounts unpaid and recorded as a liability				$2,187

10. Debt
In June 2018, the Company amended its credit agreement, increasing its borrowing capacity from $30.0 million to $50.0 million, extending the maturity date to June 2021, and increasing the required amount of restricted cash. The facility is secured by any and all interests in the Company's assets that are not otherwise restricted. Interest on the revolving line of credit is payable monthly at the greater of 4.5% or 1.25% plus the prime rate (6.75% at December 31, 2018). The credit agreement includes other ancillary services and letters of credit of up to $4.5 million, and requires a deposit of restricted cash of $1.4 million. As of December 31, 2018, the Company was in compliance with all financial and non-financial covenants required by the credit agreement.
Borrowings on the revolving line of credit were limited to the lesser of $50.0 million or the total amount of cash and securities held by the Company's insurance subsidiaries (American Pet Insurance Company and Wyndham Insurance Company (SAC) Limited Segregated Account AX) as of December 31, 2018 and 2017. As of December 31, 2018, available borrowing capacity on the line of credit was $36.6 million, with an outstanding balance of $0.4 million for ancillary services and letters of credit, and borrowings under the facility of $13.0 million, recorded net of financing fees of $0.1 million.

11. Stock-Based Compensation
Stock-based compensation expense includes stock options, restricted stock awards, and restricted stock units granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations depending on the function performed by the employee or non-employee. Stock-based compensation expense recognized in each category of the consolidated statement of operations for the years ended December 31, 2018, 2017 and 2016 was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Veterinary invoice expense	$571	$355	$234
Other cost of revenue	356	239	41
Technology and development	209	216	246
General and administrative	2,304	1,887	1,893
Sales and marketing	1,335	722	532
Total stock-based compensation	$4,775	$3,419	$2,946
As of December 31, 2018, the Company had 475,368 unvested stock options and 451,160 unvested restricted stock awards and restricted stock units. Total stock-based compensation expense of $3.1 million related to unvested stock options and $7.8 million related to unvested restricted stock awards and restricted stock units is expected to be recognized over a weighted-average period of approximately 1.9 years and 2.6 years, respectively.
Stock Options
The grant date fair value of stock option awards are estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any stock options during the year ended December 31, 2018. For the years ended December 31, 2017 and 2016, valuation assumptions are presented in the following table:

	Year Ended December 31,
	2017	2016
Valuation assumptions:
Expected term (in years)	6.25	5.04-6.25
Expected volatility	37.1%-39.8%	37.6%-42.1%
Risk-free interest rate	1.8%-2.2%	1.1%-2.0%
Expected dividend yield	—%	—%

The following table presents information regarding stock options granted, exercised and forfeited for the periods presented:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2016	4,871,949	$3.71	$29,644
Granted	666,664	13.37	—
Exercised	(1,119,367)	3.35	11,980
Forfeited	(296,223)	8.14	—
Outstanding as of December 31, 2016	4,123,023	5.06	43,185
Granted	657,339	17.74	—
Exercised	(670,823)	3.80	10,392
Forfeited	(103,140)	12.25	—
Outstanding as of December 31, 2017	4,006,399	7.16	88,578
Granted	—	—	—
Exercised	(1,292,037)	2.82	36,625
Forfeited	(92,859)	15.36	—
Outstanding as of December 31, 2018	2,621,503	9.01	43,136

Exercisable at December 31, 2018	2,146,135	$7.46	$38,642
As of December 31, 2018, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 5.6 years and 5.0 years, respectively.

The weighted-average grant date fair value per share and the fair value of options vested were as follows for the years ended December 31, 2018, 2017, and 2016:

	Weighted Average Grant Date Fair Value per Share	Fair Value of Options Vested (in thousands)
Year:
2016	$5.64	$4,645
2017	$7.25	$6,313
2018	$—	$2,665

Restricted Stock Awards and Restricted Stock Units
The below table summarizes the Company’s restricted stock award and restricted stock unit activity for the years ended December 31, 2018, 2017 and 2016:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of January 1, 2016	467,508	$4.77
Granted	—	—
Vested	(116,877)	4.77
Forfeited	—	—
Unvested shares as of December 31, 2016	350,631	4.77
Granted	23,659	30.19
Vested	(116,877)	4.77
Forfeited	(571)	30.19
Unvested shares as of December 31, 2017	256,842	4.77
Granted	375,313	28.10
Vested	(149,213)	9.74
Forfeited	(31,782)	28.57
Unvested shares as of December 31, 2018	451,160	$22.16

12. Real Estate
In August 2018, the Company purchased real property that houses the company headquarters located at 6100 Fourth Avenue South, Seattle, Washington. The purchase price was $65.2 million, consisting of $55.0 million in cash, 303,030 shares of common stock with an estimated fair value of $9.6 million, and transaction costs totaling $0.6 million. The issued shares are subject to a lock-up period that continues to and includes June 25, 2020. The fair value of the issued shares was estimated as of the closing date for the real estate acquisition using the Black-Scholes option pricing model and the following assumptions:

August 9, 2018
Assumptions	Fair Value
Risk free interest rate	2.5%
Expected volatility	36.72%
Expected life (years)	1.88
Expected dividend yield	—%

The purchase price was allocated to the following assets based on estimates of their relative fair value (in thousands):

Building and improvements	$46,379
Land and improvements	15,833
Lease-related intangible assets	2,959
Total purchase price	65,171

13. Stockholders’ Equity
As of December 31, 2018, the Company had 100,000,000 shares of common stock authorized and 34,025,136 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At December 31, 2018, the Company had 10,000,000 shares of undesignated shares of preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of all classes of stock outstanding at the time. The Company is unable to pay dividends to stockholders as of December 31, 2018 due to restrictions in its credit agreements.
Warrants
During the year ended December 31, 2018, 330,000 of the Company's outstanding warrants were exercised. Warrants to purchase 480,000 shares of the Company's common stock at $10.00 per share remained outstanding at December 31, 2018, which expire in 2019.

14. Segments
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
Revenue and gross profit of the Company’s segments were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue:
Subscription business	$263,738	$218,354	$173,356
Other business	40,218	24,313	14,874
	303,956	242,667	188,230
Veterinary invoice expense:
Subscription business	191,051	155,554	124,636
Other business	23,488	14,568	8,898
	214,539	170,122	133,534
Other cost of revenue:
Subscription business	24,941	21,329	16,685
Other business	13,110	8,166	4,723
	38,051	29,495	21,408
Gross profit:
Subscription business	47,746	41,471	32,035
Other business	3,620	1,579	1,253
	51,366	43,050	33,288

Technology and development	9,248	9,768	9,534
General and administrative	18,164	16,820	15,205
Sales and marketing:
Subscription business	24,622	18,886	15,029
Other business	377	218	218
	24,999	19,104	15,247
Operating loss	$(1,045)	$(2,642)	$(6,698)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$246,280	$195,297	$151,361
Canada	57,676	47,370	36,869
Total revenue	$303,956	$242,667	$188,230

Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2018 and 2017.

15. Dividend Restrictions and Statutory Surplus
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
New York law restricts the ability of the Company's insurance subsidiary in New York to pay dividends to its holding company parent. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval, and dividends in larger amounts, or extraordinary dividends, are subject to approval by the New York State Department of Financial Services, the subsidiary's primary regulator. An extraordinary dividend or distribution is defined as a dividend or distribution that, in the aggregate in any 12-month period, exceeds the lesser of (i) 10% of surplus as of the preceding December 31 or (ii) the insurer’s adjusted net investment income for such 12-month period, not including realized capital gains. Under regulatory requirements at December 31, 2018, the amount of dividends that may be paid by the Company’s insurance subsidiary in New York to the Company without prior approval by regulatory authorities was $0.7 million. This insurance subsidiary did not pay dividends to the Company during the years ended December 31, 2018, 2017, and 2016.
The Company's insurance subsidiary in Bermuda is regulated by the Bermuda Monetary Authority. Under the Bermuda Companies Act of 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would be after the payment, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. The Segregated Accounts Company Act of 2000 further requires that dividends out of a segregated account can only be paid to the extent that the cell remains solvent. The value of its assets must remain greater than the aggregate of its liabilities, issued share capital, and share premium accounts. Per our contractual agreements with Wyndham Insurance Company (SAC) Limited, the allowable dividend is equivalent to the positive undistributed profit attributable to the shares. This insurance subsidiary paid the Company a dividend of $2.2 million and $2.7 million during the years ended December 31, 2018 and 2017, respectfully. No dividends were paid during the year ended December 31, 2016.
The statutory net income for 2018, 2017 and 2016 and statutory capital and surplus at December 31, 2018, 2017 and 2016, for the Company’s insurance subsidiary in New York were as follows (in thousands):

	As of December 31,
	2018	2017	2016
Statutory net income	$11,021	$7,507	$4,081
Statutory capital and surplus	56,244	37,190	30,451

As of December 31, 2018, the Company’s insurance subsidiary in New York maintained $56.2 million of statutory capital and surplus which was above the required amount of $53.4 million of statutory capital and surplus to avoid additional regulatory oversight. The increase in statutory capital and surplus as of December 31, 2018 was due to the Company having sufficient history for its average historical loss and loss adjustment expense ratio to be used in the risk-based capital calculation.  In prior periods, this calculation used industry average ratios due to having less than ten years of historical data.
As of December 31, 2018, the Company had $6.7 million on deposit with various states in which it writes policies.

16. Income Taxes
Loss before income taxes was as follows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$(1,054)	$(1,965)	$(6,906)
Foreign	120	34	48
	$(934)	$(1,931)	$(6,858)

The components of income tax (benefit) expense were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
U.S. federal & state	$(10)	$183	$25
Foreign	37	15	13
	27	198	38
Deferred:
U.S. federal & state	(32)	(620)	—
Foreign	(2)	(6)	—
	(34)	(626)	—
Income tax (benefit) expense	$(7)	$(428)	$38

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code, including, but not limited to, a corporate tax rate decrease to 21% effective January 1, 2018. In accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), the Company recorded a $0.6 million income tax benefit in the prior year as an estimate in relation to remeasurement of its deferred tax liabilities. The Company has now finalized its analysis of the Tax Act's impact and no change to the estimated income tax benefit recorded at December 31, 2017 is required.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is presented below:

	Year Ended December 31,
	2018	2017	2016
Federal income taxes at statutory rate	21.0%	34.0%	34.0%
U.S. state income taxes	4.6	(9.5)	(0.6)
Equity compensation	828.5	189.1	7.7
Change in valuation allowance	(857.4)	(229.6)	(40.5)
Meals and entertainment	(5.4)	(3.0)	(0.9)
Other, net	(10.7)	2.0	(0.3)
Change in federal tax rate	—	32.1	—
Credits	20.2	7.1	—
Effective income tax rate	0.8%	22.2%	(0.6)%

The principal components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Deferred revenue	$1,371	$966
Accruals and reserves	475	606
Net operating loss carryforwards	26,566	18,211
Depreciation and amortization	346	317
Equity compensation	1,690	1,024
Credits	397	208
Other	180	270
Total deferred tax assets	31,025	21,602
Deferred tax liabilities:
Deferred costs	(279)	(183)
Intangible assets	(1,002)	(1,002)
Total deferred tax liabilities	(1,281)	(1,185)
Total deferred taxes	29,744	20,417
Less deferred tax asset valuation allowance	(30,701)	(21,419)
Net deferred tax liability	$(957)	$(1,002)

At December 31, 2018, the Company had federal net operating loss carryforwards of $121.1 million and federal credits of $0.4 million. Use of the carryforwards is limited based on the future income of the Company. The federal net operating loss carryforwards currently would begin to expire in 2027. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards and credit carryforwards may be limited if the Company experiences an ownership change. As of December 31, 2018, the utilization of approximately $0.5 million of net operating losses are subject to limitation as a result of prior ownership changes; however, subsequent ownership changes may further affect the limitation in future years.
A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its U.S. Federal deferred tax assets as of December 31, 2018 and 2017 because the Company’s management has determined that it is more likely than not that these assets will not be fully realized.
The Company intends to reinvest all foreign earnings indefinitely outside of the U.S.
The Tax Act implemented a new tax on foreign subsidiary income referred to as the Global Intangible Low-Taxed Income (“GILTI”). The Company is recording GILTI on a current basis and not booking deferred taxes related to GILTI.
The Company is open to examination by the U.S. federal tax jurisdiction for the years ended December 31, 2015 through 2018. The Company is also open to examination for 2007 and forward with respect to net operating loss carryforwards generated and carried forward from those years in the United States. The Company is open to examination by the Canada Revenue Agency for the years ended December 31, 2014 through 2018 for all corporate tax matters, and open for the years ended December 31, 2011 through 2018 for transactions with non-arm’s length non-Canadian residents.
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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$327	$120	$80
Increases (decreases) to tax positions related to prior periods	(243)	91	—
Increases to tax positions related to the current year	5	116	40
Balance, end of year	$89	$327	$120

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
18. Quarterly Financial Information (Unaudited)

The following table contains quarterly financial data for the years ended December 31, 2018 and 2017 (in thousands, except per share data). The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements and includes all adjustments that the Company considers necessary for a fair presentation of the information shown. The operating results for any fiscal quarter are not necessarily indicative of the operating results for a full fiscal year or any future period and there can be no assurances that any trend reflected in such results will continue in the future.

	Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
Total revenues	$82,640	$78,164	$73,392	$69,760	$66,545	$63,118	$58,275	$54,729
Gross profit	14,205	13,744	12,353	11,064	11,737	11,807	10,351	9,155
Net (loss) income	(275)	1,205	(377)	(1,480)	(838)	406	411	(1,482)
Net (loss) income per share:
Basic	(0.01)	0.04	(0.01)	(0.05)	(0.03)	0.01	0.01	(0.05)
Diluted	(0.01)	0.03	(0.01)	(0.05)	(0.03)	0.01	0.01	(0.05)
Weighted-average common shares outstanding:
Basic	33,716,975	33,129,416	30,721,037	30,246,585	29,847,574	30,037,282	29,510,907	29,254,681
Diluted	33,716,975	36,385,360	30,721,037	30,246,585	29,847,574	33,113,981	32,734,624	29,254,681

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this assessment, management concluded that, as of December 31, 2018, its internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of the Company's internal control over financial reporting and its report is included below.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trupanion, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Trupanion, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trupanion, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 14, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Seattle, Washington
February 14, 2019

Item 9B. Other Information
On February 11, 2019, the Leadership Development and Compensation Committee of the Board of Directors of Trupanion (Committee), adopted the Compensation Clawback Policy, the On-Going Severance Policy for CEO and Key Senior Leaders (Ongoing Severance Policy) and the Change of Control Policy for Select Officers and Key Leaders (Change of Control Policy).
The Compensation Clawback Policy covers all employees as determined by the Committee. If such employees receive any bonus, equity-based awards or other incentive compensation, and the Committee determines that a triggering event has occurred, the Committee may require the employee to forfeit, return or adjust incentive compensation. Triggering events generally include an accounting restatement due to material noncompliance with financial reporting requirements; an extraordinary financial loss, reputational damage or other adverse impact as a result of actions made by the employee; and the award or receipt of covered compensation based on significantly incorrect financial calculations.
The Ongoing Severance Policy and the Change of Control Policy both provide certain economic benefits to specified members of management (Key Senior Leaders) in the event their employment is terminated by the Company without cause (Qualifying Termination). Under the On-Going Severance Policy, in the event of a Qualifying Termination and subject to the Key Senior Leader’s execution of a valid separation agreement, including a full and unconditional release of claims, a Key Senior Leader would receive six months of salary continuation and earned bonuses, and six months of welfare benefits.
Under the Change of Control Policy, in the event of a Qualifying Termination six (6) months prior to or twenty-four (24) months following a Change of Control and subject to the applicable Key Senior Leader’s execution of a valid separation agreement, including a full and unconditional release of claims, a Key Senior Leader would receive a lump sum payment equal to the Key Senior Leader’s base salary for 12 months; a lump sum payment equal to the Key Senior Leader’s bonus; the cash value of an equity earned but not yet issued; acceleration of all unvested time based equity awards; and welfare benefits for 12 months.
In addition, under the Change of Control Policy, a Key Senior Leader who is not subject to a covered termination will either have their equity awards earned but not yet issued replaced by substantially similar awards issued by the acquirer or receive the cash value of such awards.
The foregoing description is a summary of the material terms of the Compensation Clawback Policy, the On-Going Severance Policy and the Change of Control Policy, does not purport to be complete, and is qualified in its entirety by reference to the policies, which are filed as Exhibit 10.22, 10.23, and 10.24 to this Form 10-K and are incorporated by reference herein.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 11. Executive Compensation
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Seattle, state of Washington, on this 14th day of February, 2019.

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

Date: February 14, 2019	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: February 14, 2019	/s/ Tricia Plouf
Tricia Plouf Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 14, 2019	/s/ Murray Low
Murray Low Chairman of the Board of Directors

Date: February 14, 2019	/s/ Chad Cohen
Chad Cohen Director

Date: February 14, 2019	/s/ Jacqueline Davidson
Jacqueline Davidson Director

Date: February 14, 2019	/s/ Michael Doak
Michael Doak Director

Date: February 14, 2019	/s/ Robin Ferracone
Robin Ferracone Director

Date: February 14, 2019	/s/ Dan Levitan
Dan Levitan Director

Date: February 14, 2019	/s/ H. Hays Lindsley
H. Hays Lindsley Director

Date: February 14, 2019	/s/ Howard Rubin
Howard Rubin Director

EXHIBIT INDEX
The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-36537	3.1	8/28/2014

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-36537	3.1	6/3/2016

3.3	Restated Bylaws of the Registrant.	10-Q	001-36537	3.2	8/28/2014

4.1	Form of Common Stock Certificate.	S-1	333-196814	4.1	6/16/2014

4.2	Third Amended and Restated Registration Rights Agreement, dated October 25, 2011, by and among the Registrant and certain of its stockholders, as amended.	S-1	333-196814	4.4	6/16/2014

10.1+	Form of Indemnity Agreement.	S-1	333-196814	10.1	6/16/2014

10.2+	2007 Equity Compensation Plan and forms of stock option agreements and exercise notices, restricted stock notice agreement and restricted stock agreement thereunder.	S-1	333-196814	10.2	6/16/2014

10.3+	2014 Equity Incentive Plan and forms of stock option award agreement, restricted stock agreement and restricted stock unit award agreement thereunder.	S-1	333-196814	10.3	6/16/2014

10.4+	2014 Employee Stock Purchase Plan.	S-1	333-196814	10.4	6/16/2014

10.5+	Amended and Restated Employment Agreement, dated April 20, 2007, by and between the Registrant and Darryl Rawlings.	S-1	333-196814	10.6	6/16/2014

10.6+	Consulting Agreement, dated May 5, 2014, by and between the Registrant and Howard Rubin.	S-1	333-196814	10.8	6/16/2014

10.7+	First Amendment to Consulting Agreement, dated January 1, 2016, by and between the Registrant and Howard Rubin.	10-Q	001-36537	10.2	5/5/2016

10.8+	Second Amendment to Consulting Agreement, dated January 1, 2017 by and between the Registrant and Howard Rubin.	10-K	001-36537	10.13	2/15/2017

10.9	Senior Credit Facility Loan and Security Agreement, entered into as of December 16, 2016 between Pacific Western Bank, Western Alliance Bank and the Registrant.	10-K	001-36537	10.15	2/15/2017

10.10	First Amendment to Senior Credit Facility Loan and Security Agreement, dated March 31, 2017 between Pacific Western Bank, Western Alliance Bank and the Registrant.	10-Q	001-36537	10.1	5/2/2017

10.11	Second Amendment to Senior Credit Facility Loan and Security Agreement, dated September 28, 2017 between Pacific Western Bank, Western Alliance Bank and the Registrant.	10-Q	001-36537	10.1	11/2/2017

10.12	Real Estate Purchase and Sale Agreement, dated June 19, 2018, between the Registrant and Benaroya Capital Company, L.L.C.	8-K	001-36537	10.1	6/20/2018

10.13	Third Amendment to Senior Credit Facility Loan and Security Agreement, dated June 28, 2018, between Pacific Western Bank, Western Alliance Bank and the Registrant.	10-Q	001-36537	10.1	8/3/2018

10.14	Joinder to Loan and Security Agreement and Amendment and Restated Revolving Note, dated August 6, 2018, between Pacific Western Bank, Western Alliance Bank, Trupanion Managers USA, Inc. and Trupanion-APIC, LLC.	10-Q	001-36537	10.2	11/9/2018

10.15	Agency Agreement between Omega General Insurance Company and Trupanion Brokers Ontario, Inc., effective January 1, 2015.	10-K	001-36537	10.13	2/24/2015

10.16	Fronting and Administration Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.	10-K	001-36537	10.14	2/24/2015

10.17	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.	10-K	001-36537	10.15	2/24/2015

10.18	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2018.	10-K	001-36537	10.20	2/14/2018

10.19	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2019.					X

10.20+	Compensation Program for Non-Employee Directors of Trupanion, Inc, as amended on December 27, 2018.					X

10.21+	Compensation Clawback Policy, effective February 11, 2019.					X

10.22+	On-Going Severance Policy for CEO and Key Senior Leaders, effective February 11, 2019.					X

10.23+	Change of Control Policy for Select Officers and Key Leaders effective February 11, 2019.					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney (reference is made to the signature page hereto).					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

+	Indicates a management contract or compensatory plan or arrangement.
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

Schedule I - Condensed Financial Information of Registrant
Trupanion, Inc. Condensed Statements of Comprehensive Loss (Parent Company Only, in thousands)

	Year Ended December 31,
	2018	2017	2016
Expenses:
Veterinary invoice expense	$571	$354	$269
Other cost of revenue	357	239	41
Technology and development	512	528	531
General and administrative	4,879	4,204	3,627
Sales and marketing	1,355	889	871
Total expenses	7,674	6,214	5,339
Operating loss	(7,674)	(6,214)	(5,339)
Interest expense	1,184	529	218
Other (income) expense, net	(2,557)	(4,101)	23
Loss before equity in undistributed earnings of subsidiaries	(6,301)	(2,642)	(5,580)
Income tax benefit	4,042	5,302	—
Equity (loss) in undistributed earnings of subsidiaries	1,332	(4,163)	(1,316)
Net loss	$(927)	$(1,503)	$(6,896)
Other comprehensive income (loss), net of taxes:
Other comprehensive income (loss) of subsidiaries	(661)	285	125
Other comprehensive income (loss)	(661)	285	125
Comprehensive loss	$(1,588)	$(1,218)	$(6,771)

Trupanion, Inc. Condensed Balance Sheets (Parent Company Only) (In thousands, except share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$2,133	$1,105
Accounts and other receivables	2,094	2,261
Prepaid expenses and other assets	661	295
Total current assets	4,888	3,661
Restricted cash	1,400	600
Property and equipment, net	568	661
Intangible assets, net	5,076	4,795
Other long-term assets	6,515	2,488
Advances to and investments in subsidiaries	125,475	47,209
Total assets	$143,922	$59,414
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued liabilities, and other current liabilities	$885	$654
Total current liabilities	885	654
Long-term debt	12,862	9,324
Deferred tax liabilities	1,002	1,002
Other liabilities	—	—
Total liabilities	14,749	10,980
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized at December 31, 2018 and December 31, 2017, 34,781,121 and 34,025,136 shares issued and outstanding at December 31, 2018; 30,778,796 and 30,121,496 shares issued and outstanding at December 31, 2017	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized at December 31, 2018 and December 31, 2017, and 0 shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	219,838	134,511
Accumulated other comprehensive loss	(753)	(92)
Accumulated deficit	(83,711)	(82,784)
Treasury stock, at cost: 755,985 shares at December 31, 2018 and 657,300 shares at December 31, 2017	(6,201)	(3,201)
Total stockholders’ equity	129,173	48,434
Total liabilities and stockholders’ equity	$143,922	$59,414

Trupanion, Inc. Condensed Statements of Cash Flows (Parent Company Only, in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(927)	$(1,503)	$(6,896)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
(Income) loss attributable to investments in subsidiaries	(1,332)	4,163	1,316
Depreciation and amortization	436	697	251
Stock-based compensation expense	4,775	3,419	2,946
Gain on sale of equity method investment	—	(1,036)	—
Other, net	108	(380)	58
Changes in operating assets and liabilities	(97)	743	1,742
Net cash provided by (used in) operating activities	2,963	6,103	(583)
Investing activities
Proceeds from sale of equity method investment	—	1,402	—
Purchases of property and equipment	(164)	(135)	1
Advances to and investments in subsidiaries	(67,884)	(12,168)	(9,333)
Other investments	(4,237)	(2,668)	—
Net cash used in investing activities	(72,285)	(13,570)	(9,332)
Financing activities
Proceeds from public offering of common stock, net of offering costs	65,671	—	—
Proceeds from exercise of stock options	3,601	2,545	3,745
Taxes paid related to net share settlement of equity awards	(1,839)	(1,170)	(662)
Proceeds from debt financing, net of financing fees	13,430	4,400	4,988
Repayments of debt financing	(10,000)	—	—
Other financing	287	(604)	(195)
Net cash provided by financing activities	71,150	5,170	7,876
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	—	—	—
Net change in cash, cash equivalents, and restricted cash	1,828	(2,297)	(2,039)
Cash, cash equivalents, and restricted cash at beginning of period	1,705	4,001	6,040
Cash, cash equivalents, and restricted cash at end of period	$3,533	$1,705	$4,001
Supplemental disclosures
Interest paid	1,007	333	153
Noncash investing and financing activities:
Property and equipment acquired under capital lease	—	471	—
Cashless exercise of common stock warrants	3,000	—	600
Issuance of common stock for acquisition of corporate real estate	9,640	—	—

1. Organization and Presentation
The accompanying condensed financial statements present the financial position, results of operations and cash flows for Trupanion, Inc. These condensed unconsolidated financial statements should be read in conjunction with the consolidated financial statements of Trupanion, Inc. and its subsidiaries and the notes thereto (the Consolidated Financial Statements). Investments in subsidiaries are accounted for using the equity method of accounting. Trupanion, Inc. received cash dividends from a subsidiary of $2.2 million and $2.7 million for the years ended December 31, 2018 and 2017, respectively. These cash dividends were recorded within Trupanion, Inc.'s other income and were eliminated within the consolidated financial statements of Trupanion, Inc.
Additional information about Trupanion, Inc.’s accounting policies pertaining to intangible assets, commitments and contingencies, debt financing, stock-based compensation, stockholders’ equity, and income taxes are set forth in Notes 4, 8, 10, 11, 13, and 16, respectively, to the Consolidated Financial Statements.