Form 10-Q
period 2019-03-31
TRUPANION, INC.
filed 2019-05-03
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.00001 par value per share	TRUP	NASDAQ Capital Market
As of April 25, 2019, there were approximately 34,489,695 shares of the registrant’s common stock outstanding.

TRUPANION, INC.

Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and section 27A of the Securities Act of 1933, as amended (Securities Act). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “target,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” and “expect,” and similar expressions that convey uncertainty of future events or outcomes, are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRUPANION, INC. Consolidated Statements of Operations (in thousands, except share data) (unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$86,978	$69,760
Cost of revenue:
Veterinary invoice expense	61,282	50,113
Other cost of revenue	10,664	8,583
Gross profit	15,032	11,064
Operating expenses:
Technology and development	2,669	2,164
General and administrative	5,419	4,458
Sales and marketing	8,227	5,938
Total operating expenses	16,315	12,560
Operating loss	(1,283)	(1,496)
Interest expense	317	219
Other income, net	(344)	(140)
Loss before income taxes	(1,256)	(1,575)
Income tax expense (benefit)	40	(95)
Net loss	$(1,296)	$(1,480)

Net loss per share:
Basic and Diluted	$(0.04)	$(0.05)
Weighted average shares of common stock outstanding:
Basic and Diluted	34,292,367	30,246,585
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(1,296)	$(1,480)
Other comprehensive income (loss):
Foreign currency translation adjustments	189	(190)
Net unrealized gain (loss) on available-for-sale debt securities	19	(15)
Other comprehensive income (loss), net of taxes	208	(205)
Comprehensive loss	$(1,088)	$(1,685)
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Balance Sheets (in thousands, except share data)

	March 31, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$26,622	$26,552
Short-term investments	61,648	54,559
Accounts and other receivables	37,568	31,565
Prepaid expenses and other assets	4,847	5,300
Total current assets	130,685	117,976
Restricted cash	1,400	1,400
Long-term investments, at fair value	3,701	3,554
Property and equipment, net	69,365	69,803
Intangible assets, net	7,839	8,071
Other long-term assets	8,315	6,706
Total assets	$221,305	$207,510
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,897	$2,767
Accrued liabilities and other current liabilities	12,059	11,347
Reserve for veterinary invoices	17,175	16,062
Deferred revenue	38,594	33,027
Total current liabilities	70,725	63,203
Long-term debt	18,078	12,862
Deferred tax liabilities	1,002	1,002
Other liabilities	1,491	1,270
Total liabilities	91,296	78,337
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 35,397,330 and 34,467,465 shares issued and outstanding at March 31, 2019; 34,781,121 and 34,025,136 shares issued and outstanding at December 31, 2018	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	226,262	219,838
Accumulated other comprehensive loss	(545)	(753)
Accumulated deficit	(85,007)	(83,711)
Treasury stock, at cost: 929,865 shares at March 31, 2019 and 755,985 shares at December 31, 2018	(10,701)	(6,201)
Total stockholders’ equity	130,009	129,173
Total liabilities and stockholders’ equity	$221,305	$207,510
See accompanying notes to the consolidated financial statements.

Trupanion, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2019	34,025,136	$—	$219,838	$(83,711)	$(753)	$(6,201)	$129,173
Exercise of warrants, net	276,120	—	4,500	—	—	(4,500)	—
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	166,209	—	507	—	—	—	507
Stock-based compensation expense	—	—	1,417	—	—	—	1,417
Other comprehensive income	—	—	—	—	208	—	208
Net loss	—	—	—	(1,296)	—	—	(1,296)
Balance at March 31, 2019	34,467,465	$—	$226,262	$(85,007)	$(545)	$(10,701)	$130,009

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2018	30,121,496	$—	$134,511	$(82,784)	$(92)	$(3,201)	$48,434
Exercise of warrants, net	201,315	—	3,000	—	—	(3,000)	—
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	108,104	—	481	—	—	—	481
Stock-based compensation expense	—	—	1,017	—	—	—	1,017
Other comprehensive loss	—	—	—	—	(205)	—	(205)
Net loss	—	—	—	(1,480)	—	—	(1,480)
Balance at March 31, 2018	30,430,915	$—	$139,009	$(84,264)	$(297)	$(6,201)	$48,247

See accompanying notes to the consolidated financial statements.

TRUPANION, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(1,296)	$(1,480)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,613	927
Stock-based compensation expense	1,357	968
Other, net	(3)	23
Changes in operating assets and liabilities:
Accounts and other receivables	(5,894)	(3,926)
Prepaid expenses and other assets	325	(129)
Accounts payable, accrued liabilities, and other liabilities	1,256	910
Reserve for veterinary invoices	1,078	743
Deferred revenue	5,523	4,041
Net cash provided by operating activities	3,959	2,077
Investing activities
Purchases of investment securities	(17,350)	(7,140)
Maturities of investment securities	10,205	5,300
Purchases of property, equipment and intangible assets	(878)	(992)
Other	(1,479)	—
Net cash used in investing activities	(9,502)	(2,832)
Financing activities
Proceeds from exercise of stock options	661	481
Shares withheld to satisfy tax withholding	(197)	—
Proceeds from debt financing, net of financing fees	5,200	5,500
Other financing	(271)	(216)
Net cash provided by financing activities	5,393	5,765
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	220	70
Net change in cash, cash equivalents, and restricted cash	70	5,080
Cash, cash equivalents, and restricted cash at beginning of period	27,952	26,306
Cash, cash equivalents, and restricted cash at end of period	$28,022	$31,386
Supplemental disclosures
Noncash investing and financing activities:
Issuance of common stock for cashless exercise of warrants	$4,500	$3,000
Purchases of property and equipment included in accounts payable and accrued liabilities	$141	$680
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
The financial data as of December 31, 2018 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on February 14, 2019 (the 2018 10-K). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2018 10-K. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from such estimates. See Note 1 to the audited financial statements included in the 2018 10-K for additional discussion of these estimates and assumptions.
Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update (ASU) No. 2016-02 Leases (Topic 842), as amended, using the modified retrospective approach under which the transition provisions were applied as of January 1, 2019. In addition, the Company elected the “package of practical expedients” under the transition guidance within the new standard to not reassess prior conclusions about lease identification, lease classification, and initial direct costs for existing lease contracts. The Company also elected the practical expedient to not separate lease and non-lease components, if any, for all lease contracts.
Upon adoption of this standard, the Company recorded approximately $0.1 million right-of-use assets and lease liabilities for operating leases. They were classified as other long-term assets and other liabilities on the Company's consolidated balance sheets. The standard did not have a material impact on the Company's consolidated statements of operations, stockholders' equity, or cash flows.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued an ASU amending the measurement of credit losses on financial instruments. The ASU requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on its consolidated financial statements.
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
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended March 31,
	2019	2018
Stock options	2,513,946	3,878,716
Restricted stock awards and restricted stock units	716,319	546,638
Warrants	30,000	510,000

3. Investments
The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of March 31, 2019 and December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of March 31, 2019
Long-term investments:
Foreign deposits	$2,701	$—	$—	$2,701
Municipal bond	1,000	—	—	1,000
	$3,701	$—	$—	$3,701
Short-term investments:
U.S. Treasury securities	$6,660	$—	$—	$6,660
Certificates of deposit	438	1	—	439
U.S. government funds	54,550	—	—	54,550
	$61,648	$1	$—	$61,649

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2018
Long-term investments:
Foreign deposits	$2,573	$—	$—	$2,573
Municipal bond	1,000	—	(19)	981
	$3,573	$—	$(19)	$3,554
Short-term investments:
U.S. Treasury securities	$6,645	$—	$(3)	$6,642
Certificates of deposit	437	—	—	437
U.S. government funds	47,477	—	—	47,477
	$54,559	$—	$(3)	$54,556

Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	As of March 31, 2019
	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	$3,701	$3,701
	$3,701	$3,701

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
4. Other Investments
Investment in Variable Interest Entity
In July 2018, the Company purchased $3.0 million in preferred stock of a privately held corporation with a complementary business line. The Company does not have power over the activities that most significantly impact the economic performance of the variable interest entity and is, therefore, not the primary beneficiary. The Company's investment in preferred stock is accounted for as an available-for-sale debt security. Through January 2020, the Company has agreed to purchase an additional $4.0 million in preferred stock of the variable interest entity, contingent upon the exercise of this option by the variable interest entity. The Company has the option to purchase the variable interest entity on the fifth anniversary of the initial preferred stock purchase. Additionally, the Company has extended a $2.5 million revolving line of credit to the variable interest entity. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. Outstanding loan balance under the line of credit was $2.1 million and $0.6 million as of March 31, 2019 and December 31, 2018, respectively.
Investment in Joint Venture
In September 2018, the Company acquired a non-controlling equity interest in a joint venture, whereby it has committed to licensing certain intellectual property and contributing up to $2.2 million AUD upon the achievement of specific operational milestones over a period of at least four years from the agreement execution date. As of March 31, 2019, the Company has contributed $0.3 million AUD. This equity interest is classified in other long-term assets.

5. Fair Value
Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of March 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$1,400	$1,400	$—	$—
Money market funds	4,022	4,022	—	—
Fixed maturities:
Foreign deposits	2,701	2,701	—	—
Municipal bond	1,000	—	1,000	—
Investment in variable interest entity	3,000	—	—	3,000
Total	$12,123	$8,123	$1,000	$3,000

	As of December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$1,400	$1,400	$—	$—
Money market funds	2,010	2,010	—	—
Fixed maturities:
Foreign deposits	2,573	2,573	—	—
Municipal bond	981	—	981	—
Investment in variable interest entity	3,000	—	—	3,000
Total	$9,964	$5,983	$981	$3,000

The Company measures the fair value of restricted cash, money market funds, and foreign deposits based on quoted prices in active markets for identical assets. The fair value of the municipal bond is based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The estimated fair value of the Company's investment in the variable interest entity is a Level 3 measurement, and is based on market interest rates, the assessed creditworthiness of the entity, and the estimated fair value of the entity's common stock. As of March 31, 2019, the Company estimates that the purchase price approximates the fair value. Short-term investments are carried at amortized cost and the fair value is disclosed in Note 3, Investments. The fair value of these investments is determined in the same manner as for available-for-sale securities and is considered a Level 1 measurement.
Fair Value Disclosures
The Company's other long-term assets balance included $4.5 million of notes receivable as of March 31, 2019 and $3.0 million of notes receivable as of December 31, 2018, recorded at its estimated collectible amount. The Company estimates that the carrying value of the note receivable approximates its fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of its long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at March 31, 2019 and December 31, 2018.

6. Debt
The Company has a revolving line of credit of up to $50.0 million, maturing June 2021. The facility is secured by any and all interests in the Company's assets that are not otherwise restricted. Interest on the revolving line of credit is payable monthly at the greater of 4.5%, or 1.25% plus the prime rate (6.75% at March 31, 2019). The credit agreement includes other ancillary services and letters of credit of up to $4.5 million, and requires a deposit of restricted cash of $1.4 million. The credit agreement requires the Company to comply with various financial and non-financial covenants. As of March 31, 2019, the Company was in compliance with all financial and non-financial covenants required by the credit agreement.
Borrowings on the revolving line of credit are limited to the lesser of $50.0 million and the total amount of cash and securities held by the Company's insurance subsidiaries (American Pet Insurance Company and Wyndham Insurance Company (SAC) Limited Segregated Account AX). As of March 31, 2019, available borrowing capacity on the line of credit was $31.4 million, with an outstanding balance of $0.4 million for ancillary services and letters of credit, and borrowings under the facility of $18.2 million, recorded net of financing fees of $0.1 million.

7. Commitments and Contingencies
Certain state insurance regulators in the United States have contacted the Company regarding whether employees who had helped prospective members enroll by telephone in prior years were required to have an insurance license to conduct such telephone conversations. To date, the Company has resolved each of these matters in non-material amounts and believes it is compliant with the applicable regulations. The Company is currently engaged with a limited number of state insurance regulators to resolve this same legacy issue and believes it has adequately reserved for these matters.
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
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Three Months Ended March 31,
Subscription	2019	2018
Reserve at beginning of year	$13,875	$11,059
Veterinary invoices during the period related to:
Current year	53,436	45,198
Prior years	202	(61)
Total veterinary invoice expense	53,638	45,137
Amounts paid during the period related to:
Current year	42,650	36,142
Prior years	10,015	8,250
Total paid	52,665	44,392
Non-cash expenses	201	156
Reserve at end of period	$14,647	$11,648

The Company's reserve for the subscription business segment increased from $13.9 million at December 31, 2018 to $14.6 million at March 31, 2019. This change was comprised of $53.6 million in expense recorded during the period less $52.7 million in payments of veterinary invoices. The $53.6 million in veterinary invoice expense incurred included an adjustment of $0.2 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the three months ended March 31, 2018, the Company decreased prior year reserves by $0.1 million as a result of analysis of payment trends.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Three Months Ended March 31,
Other Business	2019	2018
Reserve at beginning of year	$2,187	$1,697
Veterinary invoices during the period related to:
Current year	7,995	5,218
Prior years	(351)	(242)
Total veterinary invoice expense	7,644	4,976
Amounts paid during the period related to:
Current year	5,856	3,734
Prior years	1,447	1,137
Total paid	7,303	4,871
Non-cash expenses	—	—
Reserve at end of period	$2,528	$1,802
The Company’s reserve for the other business segment increased from $2.2 million at December 31, 2018 to $2.5 million at March 31, 2019. This change was comprised of $7.6 million in expense recorded during the period less $7.3 million in payments of veterinary invoices. The $7.6 million in veterinary invoice expense incurred included a reduction of $0.4 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the three months ended March 31, 2018, the Company decreased prior year reserves by $0.2 million as a result of analysis of payment trends.
Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by year the veterinary invoice relates to, referred to as the year of occurrence.

Subscription	As of March 31, 2019
Year of Occurrence
2017 and prior	$1,042
2018	3,020
2019	10,585
$14,647

Other Business	As of March 31, 2019
Year of Occurrence
2017 and prior	$12
2018	377
2019	2,139
$2,528

9. Stock-Based Compensation
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

	Three Months Ended March 31,
	2019	2018
Veterinary invoice expense	$161	$120
Other cost of revenue	86	77
Technology and development	63	49
General and administrative	618	449
Sales and marketing	429	273
Total stock-based compensation	$1,357	$968

As of March 31, 2019, the Company had 399,417 unvested stock options and 716,319 unvested restricted stock awards and restricted stock units that are expected to vest. Stock-based compensation expenses of $2.6 million related to unvested stock options and $16.8 million related to unvested restricted stock awards and restricted stock units are expected to be recognized over a weighted average period of approximately 1.7 years and 2.9 years, respectively.
Stock Options
A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	2,621,503	$9.01	$43,136
Granted	—	—	—
Exercised	(105,963)	6.48	2,376
Forfeited	(1,594)	15.26	—
Outstanding as of March 31, 2019	2,513,946	9.11	59,401

Exercisable as of March 31, 2019	2,114,529	$7.74	$52,873
As of March 31, 2019, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 5.4 years and 5.0 years, respectively.
Restricted Stock Awards and Restricted Stock Units
A summary of the Company’s restricted stock award and restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2018	451,160	$22.16
Granted	337,279	29.89
Vested	(66,903)	27.92
Forfeited	(5,217)	27.99
Unvested shares as of March 31, 2019	716,319	$25.22

10. Leases
The Company leases certain office space and equipment from third parties and recognizes lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on its consolidated balance sheets. The Company had $0.1 million right-of-use assets and lease liabilities for long-term operating leases as of March 31, 2019.

The Company also leases a portion of its building to third parties and records related rental income within general and administrative expense in the consolidated statements of operations. These leases have remaining initial lease terms of 2 years to 8 years, some of which give the tenants options to renew the leases for up to an additional 10 years, and options to terminate the leases after 3 years of the initial lease terms, with early termination fees required. The Company recorded rental income of $0.6 million for the three months ended March 31, 2019.
The following table summarizes the Company's future rental payments to be received from non-cancellable leases in place as of March 31, 2019 (in thousands):

Year ending December 31:
2019	$1,603
2020	1,460
2021	1,210
2022	1,173
2023	1,210
Thereafter	3,238
Total rental payments	$9,894

11. Stockholders' Equity
As of March 31, 2019, the Company had 100,000,000 shares of common stock authorized and 34,467,465 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At March 31, 2019, the Company had 10,000,000 shares of undesignated shares of preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of all classes of stock outstanding at the time. The Company is unable to pay dividends to stockholders as of March 31, 2019 due to restrictions in its credit agreements.
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
During the three months ended March 31, 2019, 450,000 of the Company's outstanding warrants were exercised. As of March 31, 2019, warrants to purchase 30,000 shares of the Company's common stock at $10.00 per share remained outstanding, which will expire on July 2, 2019.

12. Segments
The Company has two segments: subscription business and other business. The subscription business segment includes monthly subscription fees related to the Company’s medical insurance which is marketed directly to consumers, while the other business segment includes all other business that is not directly marketed to consumers.
The chief operating decision maker primarily uses two measures to evaluate segment GAAP financial performance: revenue and gross profit. Additionally, other operating expenses, such as sales and marketing expenses, are allocated to each segment and evaluated when material. Interest and other expenses and income taxes are not allocated to the segments, nor included in the measure of segment profit or loss. The Company does not analyze discrete segment balance sheet information related to long-term assets.

Revenue and gross profit of the Company’s segments were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue:
Subscription business	$74,222	$61,517
Other business	12,756	8,243
	86,978	69,760
Veterinary invoice expense:
Subscription business	53,638	45,137
Other business	7,644	4,976
	61,282	50,113
Other cost of revenue:
Subscription business	6,749	5,877
Other business	3,915	2,706
	10,664	8,583
Gross profit:
Subscription business	13,835	10,503
Other business	1,197	561
	15,032	11,064

Technology and development	2,669	2,164
General and administrative	5,419	4,458
Sales and marketing:
Subscription business	8,097	5,851
Other business	130	87
	8,227	5,938
Operating loss	$(1,283)	$(1,496)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$71,157	$56,009
Canada	15,821	13,751
Total revenue	$86,978	$69,760

Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2019 and December 31, 2018.

13. Subsequent Events
On April 29, 2019, the Company amended its credit agreement, extending the maturity date of the revolving line of credit to June 2022, and reducing the interest rate to the greater of 4.5%, or 0.75% plus the prime rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We provide medical insurance for cats and dogs throughout the United States, Canada and Puerto Rico. Our data-driven, vertically-integrated approach enables us to provide pet owners with what we believe is the highest value medical insurance for their pets, priced specifically for each pet’s unique characteristics. Our growing and loyal member base provides us with highly predictable and recurring revenue. We operate our business similar to other subscription-based businesses, with a focus on maximizing the estimated internal rate of return of an average pet.
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

Key Operating Metrics
The following table sets forth our key operating metrics for our subscription business and total pets enrolled for each of the last eight fiscal quarters.

	Period Ended
	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017
Total pets enrolled (at period end)	548,002	521,326	497,942	472,480	446,533	423,194	404,069	383,293
Total subscription pets enrolled (at period end)	445,148	430,770	416,527	401,033	385,640	371,683	359,102	346,409
Monthly average revenue per pet	$56.13	$55.15	$54.55	$53.96	$53.62	$53.17	$52.95	$51.47
Lifetime value of a pet (LVP)	$724	$710	$714	$732	$727	$727	$701	$654
Average pet acquisition cost (PAC)	$205	$186	$155	$150	$165	$184	$151	$143
Average monthly retention	98.58%	98.60%	98.61%	98.64%	98.63%	98.63%	98.61%	98.57%
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
Lifetime value of a pet. Lifetime value of a pet (LVP) is calculated based on gross profit from our subscription business segment for the 12 months prior to the period end date excluding stock-based compensation expense related to cost of revenue from our subscription business segment, sign-up fee revenue and the change in deferred revenue between periods, multiplied by the implied average subscriber life in months. Implied average subscriber life in months is calculated as the quotient obtained by dividing one by one minus the average monthly retention rate. We monitor LVP to assess how much lifetime value we might expect from new pets over their implied average subscriber life in months. When evaluating the amount of sales and marketing expenses we may want to incur to attract new pet enrollments, we refer to our estimated internal rate of return calculation for an average pet to inform the amount of acquisition spend in relation to LVP.
Average pet acquisition cost. Average pet acquisition cost (PAC) is calculated as net acquisition cost divided by the total number of new subscription pets enrolled in that period. Net acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as sales and marketing expense, excluding stock-based compensation expense and other business segment sales and marketing expense, offset by sign-up fee revenue. We exclude stock-based compensation expense because the amount varies from period to period based on number of awards issued and market-based valuation inputs. We offset sign-up fee revenue because it is a one-time charge to new members collected at the time of enrollment used to partially offset initial setup costs, which are included in sales and marketing expenses. We exclude other business segment sales and marketing expense because that does not relate to subscription enrollments. We monitor average pet acquisition cost to evaluate the efficiency of our sales and marketing programs in acquiring new members and measure effectiveness based on our desired return on investment.
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of March 31, 2019 is an average of each month’s retention from April 1, 2018 through March 31, 2019. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

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
The following table reflects the reconciliation of net acquisition cost to sales and marketing expense (in thousands):

	Period Ended
	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017
Sales and marketing expense	$8,227	$6,994	$6,365	$5,702	$5,938	$5,781	$4,862	$4,372
Net of sign-up fee revenue	(703)	(655)	(693)	(624)	(616)	(550)	(558)	(517)
Excluding:
Stock-based compensation expense	(429)	(355)	(358)	(349)	(273)	(172)	(165)	(198)
Other business segment sales and marketing expense	(130)	(102)	(99)	(88)	(87)	(56)	(51)	(63)
Net acquisition cost	$6,965	$5,882	$5,215	$4,641	$4,962	$5,003	$4,088	$3,594
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
Technology and Development
Technology and development expenses primarily consist of personnel costs and related expenses for our technology staff, which includes information technology development and infrastructure support, third-party services, as well as depreciation of hardware and capitalized software.
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
Investment in pet acquisition. We have made and plan to continue to make significant investments to grow our member base. Our net acquisition cost and the number of new members we enroll depends on a number of factors, including the amount we elect to invest in sales and marketing activities in any particular period in the aggregate and by channel, the frequency of existing members adding a pet or referring their friends or family, effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied, and in the future may significantly vary, from period to period based upon specific marketing initiatives and estimated rates of return on pet acquisition spend. We also regularly test new member acquisition channels and marketing initiatives, which may be more expensive than our traditional marketing channels and may increase our average acquisition costs. We continually assess our sales and marketing activities by monitoring the return on PAC spend both on a detailed level by acquisition channel and in the aggregate.
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

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenue:
Subscription business	$74,222	$61,517
Other business	12,756	8,243
Total revenue	86,978	69,760
Cost of revenue:
Subscription business(1)	60,387	51,014
Other business	11,559	7,682
Total cost of revenue	71,946	58,696
Gross profit:
Subscription business	13,835	10,503
Other business	1,197	561
Total gross profit	15,032	11,064
Operating expenses:
Technology and development(1)	2,669	2,164
General and administrative(1)	5,419	4,458
Sales and marketing(1)	8,227	5,938
Total operating expenses	16,315	12,560
Operating income (loss)	(1,283)	(1,496)
Interest expense	317	219
Other (income) expense, net	(344)	(140)
Income (loss) before income taxes	(1,256)	(1,575)
Income tax (benefit) expense	40	(95)
Net loss	$(1,296)	$(1,480)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenue	$247	$197
Technology and development	63	49
General and administrative	618	449
Sales and marketing	429	273
Total stock-based compensation expense	$1,357	$968

	Three Months Ended March 31,
	2019	2018
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue	83	84
Gross profit	17	16
Operating expenses:
Technology and development	3	3
General and administrative	7	6
Sales and marketing	9	9
Total operating expenses	19	18
Operating income (loss)	(1)	(2)
Interest expense	—	—
Other (income) expense, net	—	—
Income (loss) before income taxes	(1)	(2)
Income tax (benefit) expense	—	—
Net loss	(1)%	(2)%

	Three Months Ended March 31,
	2019	2018
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%
Subscription business cost of revenue	81	83
Subscription business gross profit	19%	17%

Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,		% Change
	2019	2018
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$74,222	$61,517	21%
Other business	12,756	8,243	55
Total revenue	$86,978	$69,760	25

Percentage of Revenue by Segment:
Subscription business	85%	88%
Other business	15	12
Total revenue	100%	100%

Total pets enrolled (at period end)	548,002	446,533	23
Total subscription pets enrolled (at period end)	445,148	385,640	15
Monthly average revenue per pet	$56.13	$53.62	5
Average monthly retention	98.58%	98.63%
Three months ended March 31, 2019 compared to three months ended March 31, 2018. Total revenue increased by $17.2 million to $87.0 million for the three months ended March 31, 2019, or 25%. Revenue from our subscription business segment increased by $12.7 million to $74.2 million for the three months ended March 31, 2019, or 21%. This increase in subscription business revenue was primarily due to a 15% increase in total subscription pets enrolled as of March 31, 2019 compared to March 31, 2018, and an increase in average revenue per pet of 5% for the same period. Increases in pricing were primarily due to the increased cost and utilization of veterinary care. Revenue from our other business segment increased by $4.5 million to $12.8 million for the three months ended March 31, 2019, or 55%, primarily due to a 69% increase in enrolled pets in this segment from 60,893 to 102,854 pets.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2019	2018
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$53,638	$45,137	19%
Other cost of revenue	6,749	5,877	15
Total cost of revenue	60,387	51,014	18
Gross profit	13,835	10,503	32
Other business:
Veterinary invoice expense	7,644	4,976	54
Other cost of revenue	3,915	2,706	45
Total cost of revenue	11,559	7,682	50
Gross profit	$1,197	$561	113

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	72%	73%
Other cost of revenue	9	10
Total cost of revenue	81	83
Gross profit	19	17
Other business:
Veterinary invoice expense	60	60
Other cost of revenue	31	33
Total cost of revenue	91	93
Gross profit	9	7

Total pets enrolled (at period end)	548,002	446,533	23
Total subscription pets enrolled (at period end)	445,148	385,640	15
Monthly average revenue per pet	$56.13	$53.62	5
Three months ended March 31, 2019 compared to three months ended March 31, 2018. Total cost of revenue for our subscription business segment increased by $9.4 million to $60.4 million for the three months ended March 31, 2019, or 18%. This increase in subscription cost of revenue was primarily the result of a 15% increase in subscription pets enrolled and increases in the cost and utilization of veterinary care. Gross profit for our subscription business segment increased by approximately 2% to 19% for the three months ended March 31, 2019, primarily due to the increase in monthly average revenue per pet. Total cost of revenue for our other business segment increased by $3.9 million to $11.6 million for the three months ended March 31, 2019, primarily due to the increase in enrolled pets in this segment.
Technology and Development Expenses

	Three Months Ended March 31,		% Change
	2019	2018
	(in thousands, except percentages)
Technology and development	$2,669	$2,164	23%
Percentage of total revenue	3%	3%
Three months ended March 31, 2019 compared to three months ended March 31, 2018. Technology and development expenses increased by $0.5 million, or 23%, to $2.7 million for the three months ended March 31, 2019. The change was primarily due to a $0.3 million increase in compensation and third party contractor expenses, net of capitalization.

General and Administrative Expenses

	Three Months Ended March 31,		% Change
	2019	2018
	(in thousands, except percentages)
General and administrative	$5,419	$4,458	22%
Percentage of total revenue	7%	6%
Three months ended March 31, 2019 compared to three months ended March 31, 2018. General and administrative expenses increased $0.9 million, or 22%, to $5.4 million for the three months ended March 31, 2019. This increase was primarily due to a $0.7 million increase in compensation costs and a $0.6 million increase in other professional service fees, reflecting the growth of business, partially offset by the benefit from owning our home office building.
Sales and Marketing Expenses

	Three Months Ended March 31,		% Change
	2019	2018
	(in thousands, except percentages, pet and per pet data)
Sales and marketing	$8,227	$5,938	39%
Percentage of total revenue	9%	9%
Subscription Business:
Total subscription pets enrolled (at period end)	445,148	385,640	15
Average pet acquisition cost (PAC)	$205	$165	24
Three months ended March 31, 2019 compared to three months ended March 31, 2018. Sales and marketing expenses increased by $2.3 million, or 39%, to $8.2 million for the three months ended March 31, 2019. The increase consisted primarily of an additional $1.5 million in compensation expense, due to a 37% increase in headcount, and $0.8 million in new marketing initiatives. Sales and marketing expenses remained consistent at 9% as a percentage of revenue year over year.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2019	2018
Net cash provided by operating activities	$3,959	$2,077
Net cash used in investing activities	(9,502)	(2,832)
Net cash provided by financing activities	5,393	5,765
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	220	70
Net change in cash, cash equivalents and restricted cash	$70	$5,080
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
As of March 31, 2019, we had $88.3 million in cash, cash equivalents and short-term investments and $31.4 million available under our line of credit, which excluded $0.4 million reserved for ancillary services. Most of the assets in our insurance subsidiary, American Pet Insurance Company (APIC), and our segregated cell business, Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of March 31, 2019, total assets and liabilities held outside of our insurance entities were $110.4 million and $32.9 million, respectively, including $15.2 million of cash and cash equivalents that were segregated from other operating funds and held in trust for the payment of veterinary invoices on behalf of our insurance subsidiaries. For further information, refer to "—Regulation".
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
Operating Cash Flows
We derive operating cash flows from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments and to fund projects that improve our members' experience. Cash provided by operating activities was $4.0 million for the three months ended March 31, 2019 compared to $2.1 million for the three months ended March 31, 2018. The increase was primarily driven by increased pet count and scale in our operating departments, as well as timing differences between collections from members and payments of veterinary invoices and payments to vendors.
Investing Cash Flows
Cash used in investing activities is primarily related to the net purchase of investments to increase our statutory capital. Net cash used in investing activities increased by $6.7 million for the three months ended March 31, 2019 compared to the prior year period, primarily related to a $5.3 million increase in long-term investments, as well as a $1.5 million additional loan under the revolving line of credit to our investment in the variable interest entity.
Financing Cash Flows
Cash provided by financing activities was $5.4 million and $5.8 million for the three months ended March 31, 2019 and 2018, respectively. The decrease of $0.4 million was primarily due to a smaller draw on the line of credit than in the comparable quarter in the prior year.

Long-Term Debt
Pacific Western Bank Loan and Security Agreement
We have a syndicated loan agreement with Pacific Western Bank (PWB) and Western Alliance Bank (WAB), providing us a revolving line of credit of up to $50.0 million, with a maturity date in June 2022. We refer to this line of credit as our PWB credit facility. The maximum amount available to us under the PWB credit facility, inclusive of any amounts outstanding under the revolving line of credit, is the lesser of $50.0 million or the total amount of cash and securities held by our insurance entities, less amounts outstanding relating to other ancillary services and letters of credit, totaling $0.4 million as of March 31, 2019. Interest on the PWB credit facility accrued at a variable annual rate equal to the greater of 4.5%, or 1.25% plus the prime rate (6.75% at March 31, 2019), although in April 2019 the interest rate was reduced to the greater of 4.5%, or 0.75% plus the prime rate.
The PWB credit facility requires us to maintain certain financial and non-financial covenants, including maintaining a minimum cash balance of $1.4 million in our account at WAB and/or WAB affiliates and other cash or investments of $2.1 million in our accounts at PWB. As of March 31, 2019, we were in compliance with each of the financial and non-financial covenants.
Our obligations under the PWB credit facility are secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of March 31, 2019, we had $18.2 million in aggregate borrowings outstanding under the PWB credit facility.
Regulation
As of March 31, 2019, our insurance entities, APIC and WICL Segregated Account AX, held $61.6 million in short-term investments and $37.9 million in other current assets, including $3.3 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
APIC
The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of the National Association of Insurance Commissioners (NAIC). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. As of December 31, 2018, APIC was required to maintain at least $53.4 million of risk-based capital to avoid this additional regulatory oversight. As of that date, APIC maintained $56.2 million of risk-based capital. Following the acquisition of our home office building, we may invest 10% of APIC's admitted assets in our home office building through its ownership interest in 6100 Building, LLC, our wholly-owned subsidiary which holds the home office building.
WICL Segregated Account AX
WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. During February 2019, our parent entity received a dividend of $3.9 million from WICL Segregated Account AX as allowed under our agreements with WICL. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Omega General Insurance Company, we are required to maintain a Canadian Trust account with the greater of CAD $2.0 million or 115% of unearned Canadian premium plus 15% of outstanding Canadian claims, including all incurred but not reported claims. As of December 31, 2018, the account held CAD $3.5 million.

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
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable vendor service agreements. Management believes there have been no material changes to our contractual obligation disclosure as of March 31, 2019, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2019, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
We also expect to continue to make significant expenditures relating to the acquisition of new members, including the increase of inside account managers, retention of our existing members and development and implementation of our technology platforms. These increased expenditures may not be effective and may make it more difficult for us to scale or even remain profitable. If we are unable to achieve or maintain profitability or otherwise invest in our growth, we may not be able to execute our business plan, our prospects may be harmed and our stock price could be materially and adversely affected.
We base our decisions regarding our member acquisition expenditures primarily on the projected internal rate of return on marketing spend. Our estimates and assumptions may not accurately reflect our future results, we may overspend on member acquisition, and we may not be able to recover our member acquisition costs or generate profits from these investments.
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

We base our decisions regarding our member acquisition expenditures primarily on the estimated internal rate of return on the pets that we project to acquire. This analysis depends substantially on estimates and assumptions based on our historical experience with pets enrolled in earlier periods, including our key operating metrics described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Operating Metrics.”
If our estimates and assumptions regarding internal rate of return of the pets that we project to acquire and our related decisions regarding investments in member acquisition prove incorrect, or if our calculation of internal rate of return of the pets that we project to acquire differs significantly from that of pets acquired in prior periods, we may be unable to recover our member acquisition costs or generate profits from our investment in acquiring new members. Moreover, if our member acquisition costs increase or we invest in member acquisition channels that do not ultimately result in any or an adequate number of new member enrollments, the return on our investment may be lower than we anticipate. If we cannot generate profits from this investment, we may need to alter our growth strategy, and our growth rate and operating results may be adversely affected.
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
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that we offer veterinarians and their clients. In turn, we rely on veterinarians to introduce and recommend Trupanion to their clients. We also rely significantly on other third parties, such as existing members, online and other businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups and associations, to help generate leads for our subscription. Veterinary referred leads represent our largest member acquisition channel. In the three months ended March 31, 2019, approximately 76% of our enrollments came from referrals from veterinarians and existing members, as well as people adding pets to their existing subscription.
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
Our revenue has increased quickly and substantially in recent periods. We believe that our continued revenue growth will depend on, among other factors, our ability to:

•	improve our market penetration through efficient and effective sales and marketing programs to attract new members;

•	convert leads into enrollments;

•	maintain high retention rates;

•	spend more on sales and marketing programs;

•	maintain positive relationships with veterinarians and other referral sources;

•	maintain positive relationships with and increase the number and efficiency of Territory Partners;

•	continue to offer a superior value with competitive features and rates;

•	accurately price our subscriptions in relation to actual member costs and operating expenses and achieve required regulatory approval for pricing changes;

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
We have recently experienced, and expect to continue to experience, significant growth, which has placed, and may continue to place, significant demands on our management and our operational and financial systems and infrastructure. We expect that our growth strategy will require us to commit substantial financial, operational and technical resources. It may also result in increased costs, including unexpected increases in our underlying costs (such as member acquisition costs or increases in the number or amounts of veterinary invoices received) generated by our new business, which could prevent us from becoming or remaining profitable and could impair our ability to compete effectively for business. Additionally, we have in the past, and may in the future, experience increases in terminations as our membership grows, which negatively affects our retention rate. If we do not effectively manage growth at any time, our financial condition could be harmed and the quality of our services could suffer.
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
Our success depends to a significant extent on the continued services of our current management team, including Darryl Rawlings, our founder and Chief Executive Officer. The loss of Mr. Rawlings or several other key executives or employees within a short time frame could have a material adverse effect on our business. We employ all of our executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. We maintain no "key man" insurance. Additionally, if we were to lose a large percentage of our current employees in a relatively short time period, or our employees were to engage in a work stoppage or unionize, we may be unable to hire and train new employees quickly enough to prevent disruptions in our operations, which may result in the loss of members, Territory Partners or referral sources.
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

We may not detect errors on a timely basis and our financial statements may be materially misstated. We have had in the past, and may have in the future, material weaknesses and significant deficiencies in our internal control over financial reporting. No evaluation or assessment of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. Over time, controls may become inadequate because of changes in circumstance. If we or our independent registered public accounting firm identify future material weaknesses in our internal control over financial reporting, we are unable to comply with the requirements of Section 404 in a timely manner, we are unable to assert that our internal control over financial reporting is effective or our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC and the stock exchange on which our common stock is listed, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements has and may continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, from time to time, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have and will continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TRUPANION, INC.

Date: May 2, 2019	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: May 2, 2019	/s/ Tricia Plouf
Tricia Plouf Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

10.1	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2019.	10-K	001-36537	10.19	2/14/2019

10.2	Third Amendment to Consulting Agreement, dated January 1, 2019 by and between the Registrant and Howard Rubin.					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*
This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.