Form 10-Q
period 2019-06-30
TRUPANION, INC.
filed 2019-07-31
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-36537
TRUPANION, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-0480694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6100 4th Avenue S, Suite 200
Seattle,	Washington	98108

(855)	727 - 9079
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.00001 par value per share	TRUP	The NASDAQ Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 23, 2019, there were approximately 34,790,142 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRUPANION, INC. Consolidated Statements of Operations (in thousands, except share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$92,199	$73,392	$179,177	$143,152
Cost of revenue:
Veterinary invoice expense	65,933	51,780	127,215	101,893
Other cost of revenue	11,553	9,259	22,217	17,842
Gross profit	14,713	12,353	29,745	23,417
Operating expenses:
Technology and development	2,578	2,298	5,247	4,462
General and administrative	5,219	4,610	10,638	9,068
Sales and marketing	8,757	5,702	16,984	11,640
Total operating expenses	16,554	12,610	32,869	25,170
Gain (loss) from investment in joint venture	(272)	—	(272)	—
Operating loss	(2,113)	(257)	(3,396)	(1,753)
Interest expense	317	332	634	551
Other income, net	(453)	(303)	(797)	(443)
Loss before income taxes	(1,977)	(286)	(3,233)	(1,861)
Income tax (benefit) expense	(46)	91	(6)	(4)
Net loss	$(1,931)	$(377)	$(3,227)	$(1,857)

Net loss per share:
Basic and Diluted	$(0.06)	$(0.01)	$(0.09)	$(0.06)
Weighted average shares of common stock outstanding:
Basic and Diluted	34,610,709	30,721,037	34,450,070	30,485,121
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(1,931)	$(377)	$(3,227)	$(1,857)
Other comprehensive income (loss):
Foreign currency translation adjustments	138	(129)	328	(319)
Net unrealized gain on available-for-sale debt securities	—	15	18	—
Other comprehensive income (loss), net of taxes	138	(114)	346	(319)
Comprehensive loss	$(1,793)	$(491)	$(2,881)	$(2,176)
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Balance Sheets (in thousands, except share data)

	June 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$27,379	$26,552
Short-term investments	64,712	54,559
Accounts and other receivables	43,550	31,565
Prepaid expenses and other assets	4,322	5,300
Total current assets	139,963	117,976
Restricted cash	1,400	1,400
Long-term investments, at fair value	3,891	3,554
Property and equipment, net	69,371	69,803
Intangible assets, net	7,631	8,071
Other long-term assets	8,208	6,706
Total assets	$230,464	$207,510
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,117	$2,767
Accrued liabilities and other current liabilities	13,390	11,347
Reserve for veterinary invoices	18,280	16,062
Deferred revenue	44,086	33,027
Total current liabilities	77,873	63,203
Long-term debt	19,056	12,862
Deferred tax liabilities	1,014	1,002
Other liabilities	1,498	1,270
Total liabilities	99,441	78,337
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 35,712,189 and 34,782,324 shares issued and outstanding at June 30, 2019; 34,781,121 and 34,025,136 shares issued and outstanding at December 31, 2018	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	229,069	219,838
Accumulated other comprehensive loss	(407)	(753)
Accumulated deficit	(86,938)	(83,711)
Treasury stock, at cost: 929,865 shares at June 30, 2019 and 755,985 shares at December 31, 2018	(10,701)	(6,201)
Total stockholders’ equity	131,023	129,173
Total liabilities and stockholders’ equity	$230,464	$207,510
See accompanying notes to the consolidated financial statements.

Trupanion, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2019	34,467,465	$—	$226,262	$(85,007)	$(545)	$(10,701)	$130,009
Exercise of warrants, net	30,000	—	300	—	—	—	300
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	284,859	—	585	—	—	—	585
Stock-based compensation expense	—	—	1,922	—	—	—	1,922
Other comprehensive income	—	—	—	—	138	—	138
Net loss	—	—	—	(1,931)	—	—	(1,931)
Balance at June 30, 2019	34,782,324	$—	$229,069	$(86,938)	$(407)	$(10,701)	$131,023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2018	30,430,915	$—	$139,009	$(84,264)	$(297)	$(6,201)	$48,247
Issuance of common stock from follow-on public offering	2,090,909	—	65,689	—	—	—	65,689
Exercise of warrants, net	30,000	—	300	—	—	—	300
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	167,466	—	1,175	—	—	—	1,175
Stock-based compensation expense	—	—	1,332	—	—	—	1,332
Other comprehensive loss	—	—	—	—	(114)	—	(114)
Net loss	—	—	—	(377)	—	—	(377)
Balance at June 30, 2018	32,719,290	$—	$207,505	$(84,641)	$(411)	$(6,201)	$116,252

See accompanying notes to the consolidated financial statements.

Trupanion, Inc.
Consolidated Statements of Stockholders' Equity (Continued)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2019	34,025,136	$—	$219,838	$(83,711)	$(753)	$(6,201)	$129,173
Exercise of warrants, net	306,120	—	4,800	—	—	(4,500)	300
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	451,068	—	1,092	—	—	—	1,092
Stock-based compensation expense	—	—	3,339	—	—	—	3,339
Other comprehensive income	—	—	—	—	346	—	346
Net loss	—	—	—	(3,227)	—	—	(3,227)
Balance at June 30, 2019	34,782,324	$—	$229,069	$(86,938)	$(407)	$(10,701)	$131,023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2018	30,121,496	$—	$134,511	$(82,784)	$(92)	$(3,201)	$48,434
Issuance of common stock from follow-on public offering	2,090,909	—	65,689	—	—	—	65,689
Exercise of warrants, net	231,315	—	3,300	—	—	(3,000)	300
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	275,570	—	1,656	—	—	—	1,656
Stock-based compensation expense	—	—	2,349	—	—	—	2,349
Other comprehensive loss	—	—	—	—	(319)	—	(319)
Net loss	—	—	—	(1,857)	—	—	(1,857)
Balance at June 30, 2018	32,719,290	$—	$207,505	$(84,641)	$(411)	$(6,201)	$116,252

See accompanying notes to the consolidated financial statements.

TRUPANION, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(3,227)	$(1,857)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3,177	1,891
Stock-based compensation expense	3,230	2,254
Other, net	97	38
Changes in operating assets and liabilities:
Accounts and other receivables	(11,940)	(8,168)
Prepaid expenses and other assets	989	(4,068)
Accounts payable, accrued liabilities, and other liabilities	1,443	2,567
Reserve for veterinary invoices	2,145	1,293
Deferred revenue	10,967	7,661
Net cash provided by operating activities	6,881	1,611
Investing activities
Purchases of investment securities	(32,222)	(20,386)
Maturities of investment securities	21,895	15,015
Purchases of property, equipment and intangible assets	(1,780)	(2,370)
Other	(1,474)	113
Net cash used in investing activities	(13,581)	(7,628)
Financing activities
Proceeds from public offering of common stock, net of offering costs	—	65,886
Proceeds from exercise of stock options	1,626	1,656
Shares withheld to satisfy tax withholding	(247)	—
Proceeds from debt financing, net of financing fees	6,167	9,250
Other financing	(415)	(56)
Net cash provided by financing activities	7,131	76,736
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	396	(201)
Net change in cash, cash equivalents, and restricted cash	827	70,518
Cash, cash equivalents, and restricted cash at beginning of period	27,952	26,306
Cash, cash equivalents, and restricted cash at end of period	$28,779	$96,824
Supplemental disclosures
Noncash investing and financing activities:
Issuance of common stock for cashless exercise of warrants	$4,500	$3,000
Purchases of property and equipment included in accounts payable and accrued liabilities	$637	$153
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
The financial data as of December 31, 2018 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on February 14, 2019 (the 2018 10-K). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2018 10-K. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
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
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	2,253,995	3,696,242	2,253,995	3,696,242
Restricted stock awards and restricted stock units	715,941	555,984	715,941	555,984
Warrants	—	480,000	—	480,000

3. Investments
The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of June 30, 2019 and December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of June 30, 2019
Long-term investments:
Foreign deposits	$2,891	$—	$—	$2,891
Municipal bond	1,000	—	—	1,000
	$3,891	$—	$—	$3,891
Short-term investments:
U.S. Treasury securities	$6,140	$4	$—	$6,144
Certificates of deposit	439	—	—	439
U.S. government funds	58,133	—	—	58,133
	$64,712	$4	$—	$64,716

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2018
Long-term investments:
Foreign deposits	$2,573	$—	$—	$2,573
Municipal bond	1,000	—	(19)	981
	$3,573	$—	$(19)	$3,554
Short-term investments:
U.S. Treasury securities	$6,645	$—	$(3)	$6,642
Certificates of deposit	437	—	—	437
U.S. government funds	47,477	—	—	47,477
	$54,559	$—	$(3)	$54,556

Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	As of June 30, 2019
	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	$3,891	$3,891
	$3,891	$3,891

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
4. Other Investments
Investment in Variable Interest Entity
In July 2018, the Company purchased $3.0 million in preferred stock of a privately held corporation with a complementary business line. The Company does not have power over the activities that most significantly impact the economic performance of the variable interest entity and is, therefore, not the primary beneficiary. The Company's investment in preferred stock is accounted for as an available-for-sale debt security. Through January 2020, the Company has agreed to purchase an additional $4.0 million in preferred stock of the variable interest entity, contingent upon the exercise of this option by the variable interest entity. The Company has the option to purchase the variable interest entity on the fifth anniversary of the initial preferred stock purchase. Additionally, the Company has extended a $2.5 million revolving line of credit to the variable interest entity. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. Outstanding loan balance under the line of credit was $2.1 million and $0.6 million as of June 30, 2019 and December 31, 2018, respectively.
Investment in Joint Venture
In September 2018, the Company acquired a non-controlling equity interest in a joint venture, whereby it has committed to licensing certain intellectual property and contributing up to $2.2 million AUD upon the achievement of specific operational milestones over a period of at least four years from the agreement execution date. As of June 30, 2019, the Company has contributed $0.3 million AUD. This equity investment is accounted for using the equity method and is classified in other long-term assets on the Company's consolidated balance sheet. The Company's share of income and losses from this equity method investment is included in gain (loss) from investment in joint venture on its consolidated statement of operations. Also included in this line item are income and expenses associated with administrative services provided to the joint venture.

5. Fair Value
Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of June 30, 2019
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$1,400	$1,400	$—	$—
Money market funds	2,038	2,038	—	—
Fixed maturities:
Foreign deposits	2,891	2,891	—	—
Municipal bond	1,000	—	1,000	—
Investment in variable interest entity	3,000	—	—	3,000
Total	$10,329	$6,329	$1,000	$3,000

	As of December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$1,400	$1,400	$—	$—
Money market funds	2,010	2,010	—	—
Fixed maturities:
Foreign deposits	2,573	2,573	—	—
Municipal bond	981	—	981	—
Investment in variable interest entity	3,000	—	—	3,000
Total	$9,964	$5,983	$981	$3,000

The Company measures the fair value of restricted cash, money market funds, and foreign deposits based on quoted prices in active markets for identical assets. The fair value of the municipal bond is based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The estimated fair value of the Company's investment in the variable interest entity is a Level 3 measurement, and is based on market interest rates, the assessed creditworthiness of the entity, and the estimated fair value of the entity's common stock. As of June 30, 2019, the Company estimates that the purchase price approximates the fair value. There were no transfers in or out of Level 3 assets during the six months ended June 30, 2019. Short-term investments are carried at amortized cost and the fair value is disclosed in Note 3, Investments. The fair value of these investments is determined in the same manner as for available-for-sale securities and is considered a Level 1 measurement.
Fair Value Disclosures
The Company's other long-term assets balance included $4.4 million of notes receivable as of June 30, 2019 and $3.0 million of notes receivable as of December 31, 2018, recorded at its estimated collectible amount. The Company estimates that the carrying value of the note receivable approximates its fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of its long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at June 30, 2019 and December 31, 2018.

6. Debt
The Company has a revolving line of credit of up to $50.0 million, maturing June 2022. The facility is secured by any and all interests in the Company's assets that are not otherwise restricted. Interest on the revolving line of credit is payable monthly at the greater of 4.5%, or 0.75% plus the prime rate (6.25% at June 30, 2019). The credit agreement includes other ancillary services and letters of credit of up to $4.5 million, and requires a deposit of restricted cash of $1.4 million. The credit agreement requires the Company to comply with various financial and non-financial covenants. As of June 30, 2019, the Company was in compliance with all financial and non-financial covenants required by the credit agreement.
Borrowings on the revolving line of credit are limited to the lesser of $50.0 million and the total amount of cash and securities held by the Company's insurance subsidiaries (American Pet Insurance Company and Wyndham Insurance Company (SAC) Limited Segregated Account AX). As of June 30, 2019, available borrowing capacity on the line of credit was $30.3 million, with an outstanding balance of $0.5 million for ancillary services and letters of credit, and borrowings under the facility of $19.2 million, recorded net of financing fees of $0.1 million.

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

8. Reserve for Veterinary Invoices
The reserve for veterinary invoices is an estimate of the future amount the Company will pay for veterinary invoices that are dated as of, or prior to, its balance sheet date. The reserve also includes the Company's estimate of related internal processing costs. The reserve estimate involves actuarial projections, and is based on management's assessment of facts and circumstances currently known, and assumptions about anticipated patterns. The Company uses generally accepted actuarial methodologies, such as paid loss development methods, in estimating the amount of the reserve for veterinary invoices. The reserve is made for each of the Company's segments, subscription and other business, and is continually refined as the Company receives and pays veterinary invoices. Changes in management's assumptions and estimates may have a relatively large impact to the reserve and associated expense.
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Six Months Ended June 30,
Subscription	2019	2018
Reserve at beginning of year	$13,875	$11,059
Veterinary invoices during the period related to:
Current year	110,248	91,464
Prior years	551	119
Total veterinary invoice expense	110,799	91,583
Amounts paid during the period related to:
Current year	97,165	80,841
Prior years	11,364	9,256
Total paid	108,529	90,097
Non-cash expenses	369	333
Reserve at end of period	$15,776	$12,212

The Company's reserve for the subscription business segment increased from $13.9 million at December 31, 2018 to $15.8 million at June 30, 2019. This change was comprised of $110.8 million in expense recorded during the period less $108.5 million in payments of veterinary invoices. The $110.8 million in veterinary invoice expense incurred included an adjustment of $0.6 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the six months ended June 30, 2018, the Company increased prior year reserves by $0.1 million as a result of analysis of payment trends.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Six Months Ended June 30,
Other Business	2019	2018
Reserve at beginning of year	$2,187	$1,697
Veterinary invoices during the period related to:
Current year	16,747	10,589
Prior years	(331)	(279)
Total veterinary invoice expense	16,416	10,310
Amounts paid during the period related to:
Current year	14,431	8,916
Prior years	1,668	1,307
Total paid	16,099	10,223
Non-cash expenses	—	—
Reserve at end of period	$2,504	$1,784
The Company’s reserve for the other business segment increased from $2.2 million at December 31, 2018 to $2.5 million at June 30, 2019. This change was comprised of $16.4 million in expense recorded during the period less $16.1 million in payments of veterinary invoices. The $16.4 million in veterinary invoice expense incurred included a reduction of $0.3 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the six months ended June 30, 2018, the Company decreased prior year reserves by $0.3 million as a result of analysis of payment trends.
Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of June 30, 2019
Year of Occurrence
2017 and prior	$862
2018	2,201
2019	12,713
$15,776

Other Business	As of June 30, 2019
Year of Occurrence
2017 and prior	$9
2018	179
2019	2,316
$2,504

9. Stock-Based Compensation
Stock-based compensation expense includes stock options, restricted stock awards, and restricted stock units granted to employees and other service providers and has been reported in the Company’s consolidated statements of operations depending on the function performed by the employee or other service provider. Stock-based compensation expense recognized in the consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Veterinary invoice expense	$185	$148	$346	$268
Other cost of revenue	93	104	179	181
Technology and development	110	60	173	109
General and administrative	918	625	1,536	1,074
Sales and marketing	567	349	996	622
Total stock-based compensation	$1,873	$1,286	$3,230	$2,254

As of June 30, 2019, the Company had 323,257 unvested stock options and 715,941 unvested restricted stock awards and restricted stock units that are expected to vest. Stock-based compensation expenses of $2.2 million related to unvested stock options and $16.2 million related to unvested restricted stock awards and restricted stock units are expected to be recognized over a weighted average period of approximately 1.6 years and 2.7 years, respectively.
Stock Options
A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	2,621,503	$9.01	$43,136
Granted	—	—	—
Exercised	(361,653)	3.65	9,736
Forfeited	(5,855)	17.79	—
Outstanding as of June 30, 2019	2,253,995	9.85	59,245

Exercisable as of June 30, 2019	1,930,738	$8.67	$53,019
As of June 30, 2019, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 5.6 years and 5.2 years, respectively.
Restricted Stock Awards and Restricted Stock Units
A summary of the Company’s restricted stock award and restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2018	451,160	$22.16
Granted	374,348	29.88
Vested	(97,735)	27.92
Forfeited	(11,832)	28.07
Unvested shares as of June 30, 2019	715,941	$25.31

10. Leases
The Company leases certain office space and equipment from third parties and recognizes lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on its consolidated balance sheets.

The Company also leases a portion of its building to third parties and records related rental income within general and administrative expense in the consolidated statements of operations. These leases have remaining initial lease terms of 2 years to 8 years, some of which give the tenants options to renew the leases for up to an additional 10 years, and options to terminate the leases after 3 years of the initial lease terms, with early termination fees required. The Company recorded rental income of $1.1 million for the six months ended June 30, 2019.
The following table summarizes the Company's future rental payments to be received from non-cancellable leases in place as of June 30, 2019 (in thousands):

Year ending December 31:
2019	$1,071
2020	1,982
2021	1,558
2022	1,173
2023	1,210
Thereafter	2,762
Total rental payments	$9,756

11. Stockholders' Equity
As of June 30, 2019, the Company had 100,000,000 shares of common stock authorized and 34,782,324 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At June 30, 2019, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company is unable to pay dividends to stockholders as of June 30, 2019 due to restrictions in its credit agreements.
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
During the six months ended June 30, 2019, outstanding warrants to purchase 480,000 shares of the Company's common stock were exercised. As of June 30, 2019, no warrants remained outstanding.

12. Segments
The Company has two segments: subscription business and other business. The subscription business segment includes revenue and expenses related to monthly subscriptions for the Company’s medical insurance that is marketed directly to consumers, while the other business segment includes all revenue and expenses related to the Company's business that is not directly marketed to consumers.
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

Revenue and gross profit of the Company’s segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Subscription business	$77,736	$63,867	$151,958	$125,384
Other business	14,463	9,525	27,219	17,768
	92,199	73,392	179,177	143,152
Veterinary invoice expense:
Subscription business	57,161	46,446	110,799	91,583
Other business	8,772	5,334	16,416	10,310
	65,933	51,780	127,215	101,893
Other cost of revenue:
Subscription business	7,103	5,887	13,852	11,764
Other business	4,450	3,372	8,365	6,078
	11,553	9,259	22,217	17,842
Gross profit:
Subscription business	13,472	11,534	27,307	22,037
Other business	1,241	819	2,438	1,380
	14,713	12,353	29,745	23,417

Technology and development	2,578	2,298	5,247	4,462
General and administrative	5,219	4,610	10,638	9,068
Sales and marketing:
Subscription business	8,719	5,614	16,816	11,465
Other business	38	88	168	175
	8,757	5,702	16,984	11,640
Gain (loss) from investment in joint venture	(272)	—	(272)	—
Operating loss	$(2,113)	$(257)	$(3,396)	$(1,753)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$75,930	$59,431	$147,087	$115,440
Canada	16,269	13,961	32,090	27,712
Total revenue	$92,199	$73,392	$179,177	$143,152

Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2019 and December 31, 2018.

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

Key Operating Metrics
The following table sets forth our key operating metrics for our subscription business, and total pets enrolled, for the six months ended June 30, 2019 and 2018, and for each of the last eight fiscal quarters.

	Six Months Ended June 30,
	2019	2018
Total pets enrolled (at period end)	577,686	472,480
Total subscription pets enrolled (at period end)	461,314	401,033
Monthly average revenue per pet	$56.63	$53.79
Lifetime value of a pet (LVP)	$722	$732
Average pet acquisition cost (PAC)	$209	$158
Average monthly retention	98.57%	98.64%

	Three Months Ended
	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017
Total pets enrolled (at period end)	577,686	548,002	521,326	497,942	472,480	446,533	423,194	404,069
Total subscription pets enrolled (at period end)	461,314	445,148	430,770	416,527	401,033	385,640	371,683	359,102
Monthly average revenue per pet	$57.11	$56.13	$55.15	$54.55	$53.96	$53.62	$53.17	$52.95
Lifetime value of a pet (LVP)	$722	$724	$710	$714	$732	$727	$727	$701
Average pet acquisition cost (PAC)	$213	$205	$186	$155	$150	$165	$184	$151
Average monthly retention	98.57%	98.58%	98.60%	98.61%	98.64%	98.63%	98.63%	98.61%
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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of June 30, 2019 is an average of each month’s retention from July 1, 2018 through June 30, 2019. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.
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
The following table reflects the reconciliation of net acquisition cost to sales and marketing expense (in thousands):

	Six Months Ended June 30,
	2019	2018
Sales and marketing expense	$16,984	$11,640
Net of sign-up fee revenue	(1,437)	(1,240)
Excluding:
Stock-based compensation expense	(996)	(622)
Other business segment sales and marketing expense	(168)	(175)
Net acquisition cost	$14,383	$9,603

	Three Months Ended
	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017
Sales and marketing expense	$8,757	$8,227	$6,994	$6,365	$5,702	$5,938	$5,781	$4,862
Net of sign-up fee revenue	(734)	(703)	(655)	(693)	(624)	(616)	(550)	(558)
Excluding:
Stock-based compensation expense	(567)	(429)	(355)	(358)	(349)	(273)	(172)	(165)
Other business segment sales and marketing expense	(38)	(130)	(102)	(99)	(88)	(87)	(56)	(51)
Net acquisition cost	$7,418	$6,965	$5,882	$5,215	$4,641	$4,962	$5,003	$4,088

Components of Operating Results
General
We operate in two segments: subscription business and other business. Our subscription business segment includes revenue and expenses related to monthly subscriptions for our pet medical insurance, which we market directly to consumers. When we do not directly market to consumers, we classify the related revenue and expenses in our other business segment.
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
Gain (loss) from investment in joint venture
Gain (loss) from investment in joint venture consists of the share of income and losses from our equity method investment in a joint venture, as well as income and expenses associated with administrative services provided to the joint venture.

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
Other business segment. Our other business segment primarily includes revenue and expenses related to policies written on behalf of third parties. This segment includes the writing of policies that have been in the past, and may be in the future, materially different from our subscription. Our relationships in our other business segment are generally subject to termination provisions and are non-exclusive. Accordingly, we cannot control the volume of business, even if a contract is not terminated. Loss of an entire program via contract termination could result in the associated policies and revenues being lost over a period of 12 to 18 months, which could have a material impact on our results of operations. We may enter into additional relationships in the future to the extent we believe they will be profitable to us, which could also impact our operating results.

Results of Operations
The following tables set forth our results of operations for the periods presented both in absolute dollars and as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenue:
Subscription business	$77,736	$63,867	$151,958	$125,384
Other business	14,463	9,525	27,219	17,768
Total revenue	92,199	73,392	179,177	143,152
Cost of revenue:
Subscription business(1)	64,264	52,333	124,651	103,347
Other business	13,222	8,706	24,781	16,388
Total cost of revenue	77,486	61,039	149,432	119,735
Gross profit:
Subscription business	13,472	11,534	27,307	22,037
Other business	1,241	819	2,438	1,380
Total gross profit	14,713	12,353	29,745	23,417
Operating expenses:
Technology and development(1)	2,578	2,298	5,247	4,462
General and administrative(1)	5,219	4,610	10,638	9,068
Sales and marketing(1)	8,757	5,702	16,984	11,640
Total operating expenses	16,554	12,610	32,869	25,170
Gain (loss) from investment in joint venture	(272)	—	(272)	—
Operating income (loss)	(2,113)	(257)	(3,396)	(1,753)
Interest expense	317	332	634	551
Other (income) expense, net	(453)	(303)	(797)	(443)
Income (loss) before income taxes	(1,977)	(286)	(3,233)	(1,861)
Income tax (benefit) expense	(46)	91	(6)	(4)
Net loss	$(1,931)	$(377)	$(3,227)	$(1,857)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$278	$252	$525	$449
Technology and development	110	60	173	109
General and administrative	918	625	1,536	1,074
Sales and marketing	567	349	996	622
Total stock-based compensation expense	$1,873	$1,286	$3,230	$2,254

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	84	83	83	84
Gross profit	16	17	17	16
Operating expenses:
Technology and development	3	3	3	3
General and administrative	6	6	6	6
Sales and marketing	9	8	9	8
Total operating expenses	18	17	18	18
Gain (loss) from investment in joint venture	—	—	—	—
Operating income (loss)	(2)	—	(2)	(1)
Interest expense	—	—	—	—
Other (income) expense, net	—	—	—	—
Income (loss) before income taxes	(2)	—	(2)	(1)
Income tax (benefit) expense	—	—	—	—
Net loss	(2)%	(1)%	(2)%	(1)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	83	82	82	82
Subscription business gross profit	17%	18%	18%	18%

Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2019	2018		2019	2018
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$77,736	$63,867	22%	$151,958	$125,384	21%
Other business	14,463	9,525	52	27,219	17,768	53
Total revenue	$92,199	$73,392	26	$179,177	$143,152	25

Percentage of Revenue by Segment:
Subscription business	84%	87%		85%	88%
Other business	16	13		15	12
Total revenue	100%	100%		100%	100%

Total pets enrolled (at period end)	577,686	472,480	22	577,686	472,480	22
Total subscription pets enrolled (at period end)	461,314	401,033	15	461,314	401,033	15
Monthly average revenue per pet	$57.11	$53.96	6	$56.63	$53.79	5
Average monthly retention	98.57%	98.64%		98.57%	98.64%
Three months ended June 30, 2019 compared to three months ended June 30, 2018. Total revenue increased by $18.8 million, or 26%, to $92.2 million for the three months ended June 30, 2019. Revenue from our subscription business segment increased by $13.9 million, or 22%, to $77.7 million for the three months ended June 30, 2019. This increase in subscription business revenue was primarily due to a 15% increase in total subscription pets enrolled as of June 30, 2019 compared to June 30, 2018, and an increase in average revenue per pet of 6% for the same period. Increases in pricing were primarily due to the increased cost and utilization of veterinary care. Revenue from our other business segment increased by $4.9 million, or 52%, to $14.5 million for the three months ended June 30, 2019, primarily due to a 63% increase in enrolled pets in this segment from 71,447 to 116,372 pets.
Six months ended June 30, 2019 compared to six months ended June 30, 2018. Total revenue increased by $36.0 million, or 25%, to $179.2 million for the six months ended June 30, 2019. Revenue from our subscription business segment increased by $26.6 million, or 21%, to $152.0 million for the six months ended June 30, 2019. This increase in subscription business revenue was primarily due to a 15% increase in total subscription pets enrolled as of June 30, 2019 compared to June 30, 2018, and an increase in average revenue per pet of 5% for the same period. Increases in pricing were primarily due to the increased cost and utilization of veterinary care. Revenue from our other business segment increased by $9.5 million, or 53%, to $27.2 million for the six months ended June 30, 2019, primarily due to a 63% increase in enrolled pets in this segment from 71,447 to 116,372 pets.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2019	2018		2019	2018
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$57,161	$46,446	23%	$110,799	$91,583	21%
Other cost of revenue	7,103	5,887	21	13,852	11,764	18
Total cost of revenue	64,264	52,333	23	124,651	103,347	21
Gross profit	13,472	11,534	17	27,307	22,037	24
Other business:
Veterinary invoice expense	8,772	5,334	64	16,416	10,310	59
Other cost of revenue	4,450	3,372	32	8,365	6,078	38
Total cost of revenue	13,222	8,706	52	24,781	16,388	51
Gross profit	$1,241	$819	52	$2,438	$1,380	77

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	74%	73%		73%	73%
Other cost of revenue	9	9		9	9
Total cost of revenue	83	82		82	82
Gross profit	17	18		18	18
Other business:
Veterinary invoice expense	61	56		60	58
Other cost of revenue	30	35		31	34
Total cost of revenue	91	91		91	92
Gross profit	9	9		9	8

Total pets enrolled (at period end)	577,686	472,480	22	577,686	472,480	22
Total subscription pets enrolled (at period end)	461,314	401,033	15	461,314	401,033	15
Monthly average revenue per pet	$57.11	$53.96	6	$56.63	$53.79	5
Three months ended June 30, 2019 compared to three months ended June 30, 2018. Total cost of revenue for our subscription business segment increased by $11.9 million, or 23%, to $64.3 million for the three months ended June 30, 2019. This increase in subscription cost of revenue was primarily the result of a 15% increase in subscription pets enrolled and an increase of 7% in veterinary invoice expense per pet due to increases in the cost and utilization of veterinary care. Total cost of revenue for our other business segment increased by $4.5 million to $13.2 million for the three months ended June 30, 2019, primarily due to the increase in enrolled pets in this segment.
Six months ended June 30, 2019 compared to six months ended June 30, 2018. Total cost of revenue for our subscription business segment increased by $21.3 million, or 21% to $124.7 million for the six months ended June 30, 2019. This increase in subscription cost of revenue was primarily the result of a 15% increase in subscription pets enrolled and an increase of 5% in veterinary expense per pet due to increases in the cost and utilization of veterinary care. Total cost of revenue for our other business segment increased by $8.4 million to $24.8 million for the six months ended June 30, 2019, primarily due to the increase in enrolled pets in this segment.

Technology and Development Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2019	2018		2019	2018
	(in thousands, except percentages)
Technology and development	$2,578	$2,298	12%	$5,247	$4,462	18%
Percentage of total revenue	3%	3%		3%	3%
Three months ended June 30, 2019 compared to three months ended June 30, 2018. Technology and development expenses increased by $0.3 million, or 12%, to $2.6 million for the three months ended June 30, 2019. This increase was primarily due to a $0.2 million increase in compensation and third party contractor expenses, net of capitalization. Technology and development expenses remained consistent at 3% as a percentage of revenue year over year.
Six months ended June 30, 2019 compared to six months ended June 30, 2018. Technology and development expenses increased by $0.8 million, or 18%, to $5.2 million for the six months ended June 30, 2019. This increase was primarily due to a $0.4 million increase in compensation and third party contractor expenses, net of capitalization, a $0.2 million increase of depreciation and amortization expenses, and a $0.2 million increase in other technology expenditures. Technology and development expenses remained consistent at 3% as a percentage of revenue year over year.
General and Administrative Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2019	2018		2019	2018
	(in thousands, except percentages)
General and administrative	$5,219	$4,610	13%	$10,638	$9,068	17%
Percentage of total revenue	6%	6%		6%	6%
Three months ended June 30, 2019 compared to three months ended June 30, 2018. General and administrative expenses increased by $0.6 million, or 13%, to $5.2 million for the three months ended June 30, 2019. This increase was primarily due to a $0.7 million increase in compensation expenses, a $0.3 million increase in professional service fees, and a $0.5 million increase in depreciation expense due to owning our home office building, partially offset by a total of $1.1 million from lease income and savings on rental expense. General and administrative expenses remained consistent at 6% as a percentage of revenue year over year.
Six months ended June 30, 2019 compared to six months ended June 30, 2018. General and administrative expenses increased by $1.6 million, or 17%, to $10.6 million for the six months ended June 30, 2019. This increase was primarily due to a $1.4 million increase in compensation expenses due to a 33% increase in headcount, a $0.8 million increase in professional service fees, and a $1.0 million increase in depreciation expense due to owning our home office building, partially offset by a total of $2.1 million from lease income and savings on rental expense. General and administrative expenses remained consistent at 6% as a percentage of revenue year over year.
Sales and Marketing Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2019	2018		2019	2018
	(in thousands, except percentages, pet and per pet data)
Sales and marketing	$8,757	$5,702	54%	$16,984	$11,640	46%
Percentage of total revenue	9%	8%		9%	8%
Subscription Business:
Total subscription pets enrolled (at period end)	461,314	401,033	15	461,314	401,033	15
Average pet acquisition cost (PAC)	$213	$150	42	$209	$158	32

Three months ended June 30, 2019 compared to three months ended June 30, 2018. Sales and marketing expenses increased by $3.1 million, or 54%, to $8.8 million for the three months ended June 30, 2019. The increase consisted primarily of an increase of $1.7 million in compensation expense, due to a 56% increase in headcount, and an increase of $1.4 million in other sales and marketing expenditures mainly related to increased investment in lead generation and conversion activities. Sales and marketing expenses were 9% as a percentage of revenue for the three months ended June 30, 2019, compared to 8% for the same period in prior year.
Six months ended June 30, 2019 compared to six months ended June 30, 2018. Sales and marketing expenses increased by $5.3 million, or 46%, to $17.0 million for the six months ended June 30, 2019. The increase consisted primarily of an increase of $3.1 million in compensation expense, due to a 56% increase in headcount year over year, and an increase of $2.2 million in other sales and marketing expenditures mainly related to increased investment in lead generation and conversion activities. Sales and marketing expenses were 9% as a percentage of revenue for the six months ended June 30, 2019, compared to 8% for the same period in prior year.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2019	2018
Net cash provided by operating activities	$6,881	$1,611
Net cash used in investing activities	(13,581)	(7,628)
Net cash provided by financing activities	7,131	76,736
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	396	(201)
Net change in cash, cash equivalents and restricted cash	$827	$70,518
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
As of June 30, 2019, we had $92.1 million in cash, cash equivalents and short-term investments and $30.3 million available under our line of credit, which excluded $0.5 million reserved for ancillary services. Most of the assets in our insurance subsidiary, American Pet Insurance Company (APIC), and our segregated cell business, Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of June 30, 2019, total assets and liabilities held outside of our insurance entities were $109.0 million and $35.0 million, respectively, including $15.9 million of cash and cash equivalents that were segregated from other operating funds and held in trust for the payment of veterinary invoices on behalf of our insurance subsidiaries. For further information, refer to "—Regulation".
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
Operating Cash Flows
We derive operating cash flows from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments and to fund projects that improve our members' experience. Cash provided by operating activities was $6.9 million for the six months ended June 30, 2019 compared to $1.6 million for the six months ended June 30, 2018. The increase was primarily driven by increased pet count and scale in our operating departments, as well as timing differences between collections from members and payments of veterinary invoices and payments to vendors. Changes in accounts receivable primarily related to annual policies with monthly payment terms within our other business segment.
Investing Cash Flows
Cash used in investing activities is primarily related to the net purchase of investments to increase our statutory capital. Net cash used in investing activities increased by $6.0 million for the six months ended June 30, 2019 compared to the prior year period, primarily related to a $5.0 million increase in long-term investments, as well as a $1.5 million additional loan under the revolving line of credit to our investment in the variable interest entity.
Financing Cash Flows
Cash provided by financing activities was $7.1 million and $76.7 million for the six months ended June 30, 2019 and 2018, respectively. The decrease of $69.6 million was primarily due to net proceeds of $65.9 million received from the June 2018 follow-on public offering, and a smaller draw on the line of credit than in the comparable period in the prior year.

Long-Term Debt
Pacific Western Bank Loan and Security Agreement
We have a syndicated loan agreement with Pacific Western Bank (PWB) and Western Alliance Bank (WAB), providing us a revolving line of credit of up to $50.0 million, with a maturity date in June 2022. We refer to this line of credit as our PWB credit facility. The maximum amount available to us under the PWB credit facility, inclusive of any amounts outstanding under the revolving line of credit, is the lesser of $50.0 million or the total amount of cash and securities held by our insurance entities, less amounts outstanding relating to other ancillary services and letters of credit, totaling $0.5 million as of June 30, 2019. Interest on the PWB credit facility accrued at a variable annual rate equal to the greater of 4.5%, or 0.75% plus the prime rate (6.25% at June 30, 2019).
The PWB credit facility requires us to maintain certain financial and non-financial covenants, including maintaining a minimum cash balance of $1.4 million in our account at WAB and/or WAB affiliates and other cash or investments of $2.1 million in our accounts at PWB. As of June 30, 2019, we were in compliance with each of the financial and non-financial covenants.
Our obligations under the PWB credit facility are secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of June 30, 2019, we had $19.2 million in aggregate borrowings outstanding under the PWB credit facility.
Regulation
As of June 30, 2019, our insurance entities, APIC and WICL Segregated Account AX, held $64.7 million in short-term investments and $45.2 million in other current assets, including $5.5 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
APIC
The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of the National Association of Insurance Commissioners (NAIC). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. As of December 31, 2018, APIC was required to maintain at least $53.4 million of risk-based capital to avoid this additional regulatory oversight. As of that date, APIC maintained $56.2 million of risk-based capital. Following the acquisition of our home office building, we may invest 10% of APIC's admitted assets in our home office building through its ownership interest in 6100 Building, LLC, our wholly-owned subsidiary which owns our home office building.
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
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable vendor service agreements. Management believes there have been no material changes to our contractual obligation disclosure as of June 30, 2019, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2019, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
We also expect to continue to make significant expenditures relating to the acquisition of new members, retention of our existing members, and development and implementation of our technology platforms. These increased expenditures may not be effective and may make it more difficult for us to scale or even remain profitable. If we are unable to achieve or maintain profitability or otherwise invest in our growth, we may not be able to execute our business plan, our prospects may be harmed and our stock price could be materially and adversely affected.
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
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that we offer veterinarians and their clients. In turn, we rely on veterinarians to introduce and recommend Trupanion to their clients. We also rely significantly on other third parties, such as existing members, online and other businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups and associations, to help generate leads for our subscription. Veterinary referred leads represent our largest member acquisition channel. In the six months ended June 30, 2019, approximately 76% of our enrollments came from referrals from veterinarians and existing members, as well as people adding pets to their existing subscription.
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
The credit agreement governing our revolving line of credit contains various restrictive covenants, including restrictions on our ability to dispose of our assets, change the name, location, office or executive management of our business, merge with or acquire other entities, incur other indebtedness, incur encumbrances, pay dividends or make distributions to holders of our capital stock, make investments, engage in transactions with our affiliates, permit withdrawals from APIC (with certain exceptions) and conduct operations in certain of our Canadian subsidiaries. Our credit agreement also contains certain financial covenants, including having APIC maintain statutory capital and surplus at all times of not less than the greater of the amount required by regulatory statute or 110% of the highest amount of statutory capital and surplus required in any state in which APIC is licensed; maintaining a minimum cash balance of $1.4 million in our account at Western Alliance Bank (WAB) and/or WAB affiliates and other cash or investments of $2.1 million in our accounts at Pacific Western Bank (PWB); maintaining all of our depository and operating accounts at PWB and/or WAB; maintaining certain investment accounts at PWB and/or PWB affiliates; achieving certain quarterly revenue levels and claims ratio thresholds; maintaining greater than zero dollars net total of operating cash flow and capital expenditures quarterly; and remaining within certain monthly maximum EBITDA loss levels. EBITDA is defined as earnings, plus an amount equal to the sum of (i) tax, plus (ii) depreciation and amortization, plus (iii) interest and non-cash expenses, plus (iv) any non-cash stock-based compensation expense, plus (v) (gain)/loss from equity method investments. Our ability to meet these restrictive covenants can be affected by events beyond our control, and we have been in the past, and may be in the future, unable to do so. In addition, our failure to maintain effective internal controls to measure compliance with our financial covenants could affect our ability to take corrective actions on a timely basis and could result in our being in breach of these covenants. Our credit agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare any future amounts outstanding under our credit agreement to be immediately due and payable. If we are unable to repay those amounts, our financial condition could be adversely affected.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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

TRUPANION, INC.

Date: July 30, 2019	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: July 30, 2019	/s/ Tricia Plouf
Tricia Plouf Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

10.1	Fourth Amendment to Senior Credit Facility Loan and Security Agreement, dated April 29, 2019 between Pacific Western Bank, Western Alliance Bank and the Registrant.					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*
This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.