Form 10-Q
period 2019-09-30
TRUPANION, INC.
filed 2019-11-06
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 29, 2019, there were approximately 34,947,415 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRUPANION, INC. Consolidated Statements of Operations (in thousands, except share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$99,276	$78,164	$278,453	$221,316
Cost of revenue:
Veterinary invoice expense	69,086	54,303	196,301	156,196
Other cost of revenue	12,745	10,117	34,962	27,959
Gross profit	17,445	13,744	47,190	37,161
Operating expenses:
Technology and development	2,271	2,299	7,518	6,761
General and administrative	5,017	4,174	15,655	13,242
Sales and marketing	9,255	6,365	26,239	18,005
Total operating expenses	16,543	12,838	49,412	38,008
Gain (loss) from investment in joint venture	(59)	—	(331)	—
Operating income (loss)	843	906	(2,553)	(847)
Interest expense	340	336	974	887
Other income, net	(297)	(628)	(1,094)	(1,071)
Income (loss) before income taxes	800	1,198	(2,433)	(663)
Income tax expense (benefit)	18	(7)	12	(11)
Net income (loss)	$782	$1,205	$(2,445)	$(652)

Net income (loss) per share:
Basic	$0.02	$0.04	$(0.07)	$(0.02)
Diluted	$0.02	$0.03	$(0.07)	$(0.02)
Weighted average shares of common stock outstanding:
Basic	34,876,782	33,129,416	34,593,345	31,376,239
Diluted	36,399,136	36,385,360	34,593,345	31,376,239
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$782	$1,205	$(2,445)	$(652)
Other comprehensive income (loss):
Foreign currency translation adjustments	(99)	77	228	(242)
Net unrealized gain on available-for-sale debt securities	—	—	19	—
Other comprehensive income (loss), net of taxes	(99)	77	247	(242)
Comprehensive income (loss)	$683	$1,282	$(2,198)	$(894)
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Balance Sheets (in thousands, except share data)

	September 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$25,027	$26,552
Short-term investments	71,424	54,559
Accounts and other receivables	50,144	31,565
Prepaid expenses and other assets	4,861	5,300
Total current assets	151,456	117,976
Restricted cash	1,400	1,400
Long-term investments, at fair value	4,102	3,554
Property and equipment, net	69,568	69,803
Intangible assets, net	7,692	8,071
Other long-term assets	8,769	6,706
Total assets	$242,987	$207,510
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,815	$2,767
Accrued liabilities and other current liabilities	13,555	11,347
Reserve for veterinary invoices	19,299	16,062
Deferred revenue	49,900	33,027
Total current liabilities	85,569	63,203
Long-term debt	22,071	12,862
Deferred tax liabilities	1,002	1,002
Other liabilities	1,499	1,270
Total liabilities	110,141	78,337
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 35,865,687 and 34,935,822 shares issued and outstanding at September 30, 2019; 34,781,121 and 34,025,136 shares issued and outstanding at December 31, 2018	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	230,209	219,838
Accumulated other comprehensive loss	(506)	(753)
Accumulated deficit	(86,156)	(83,711)
Treasury stock, at cost: 929,865 shares at September 30, 2019 and 755,985 shares at December 31, 2018	(10,701)	(6,201)
Total stockholders’ equity	132,846	129,173
Total liabilities and stockholders’ equity	$242,987	$207,510
See accompanying notes to the consolidated financial statements.

Trupanion, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2019	34,782,324	$—	$229,069	$(86,938)	$(407)	$(10,701)	$131,023
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	153,498	—	(753)	—	—	—	(753)
Stock-based compensation expense	—	—	1,893	—	—	—	1,893
Other comprehensive income (loss)	—	—	—	—	(99)	—	(99)
Net income	—	—	—	782	—	—	782
Balance at September 30, 2019	34,935,822	$—	$230,209	$(86,156)	$(506)	$(10,701)	$132,846

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2018	32,719,290	$—	$207,505	$(84,641)	$(411)	$(6,201)	$116,252
Issuance of common stock from follow-on public offering	—	—	(51)	—	—	—	(51)
Issuance of common stock for acquisition of corporate real estate	303,030	—	9,633	—	—	—	9,633
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	393,348	—	(584)	—	—	—	(584)
Stock-based compensation expense	—	—	1,330	—	—	—	1,330
Other comprehensive income (loss)	—	—	—	—	77	—	77
Net income	—	—	—	1,205	—	—	1,205
Balance at September 30, 2018	33,415,668	$—	$217,833	$(83,436)	$(334)	$(6,201)	$127,862

See accompanying notes to the consolidated financial statements.

Trupanion, Inc.
Consolidated Statements of Stockholders' Equity (Continued)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2019	34,025,136	$—	$219,838	$(83,711)	$(753)	$(6,201)	$129,173
Exercise of warrants, net	306,120	—	4,800	—	—	(4,500)	300
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	604,566	—	339	—	—	—	339
Stock-based compensation expense	—	—	5,232	—	—	—	5,232
Other comprehensive income (loss)	—	—	—	—	247	—	247
Net loss	—	—	—	(2,445)	—	—	(2,445)
Balance at September 30, 2019	34,935,822	$—	$230,209	$(86,156)	$(506)	$(10,701)	$132,846

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2018	30,121,496	$—	$134,511	$(82,784)	$(92)	$(3,201)	$48,434
Issuance of common stock from follow-on public offering	2,090,909	—	65,638	—	—	—	65,638
Issuance of common stock for acquisition of corporate real estate	303,030	—	9,633	—	—	—	9,633
Exercise of warrants, net	231,315	—	3,300	—	—	(3,000)	300
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	668,918	—	1,072	—	—	—	1,072
Stock-based compensation expense	—	—	3,679	—	—	—	3,679
Other comprehensive income (loss)	—	—	—	—	(242)	—	(242)
Net loss	—	—	—	(652)	—	—	(652)
Balance at September 30, 2018	33,415,668	$—	$217,833	$(83,436)	$(334)	$(6,201)	$127,862

See accompanying notes to the consolidated financial statements.

TRUPANION, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(2,445)	$(652)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	4,358	3,027
Stock-based compensation expense	5,075	3,553
Other, net	143	(237)
Changes in operating assets and liabilities:
Accounts and other receivables	(18,582)	(11,592)
Prepaid expenses and other assets	275	(549)
Accounts payable, accrued liabilities, and other liabilities	2,806	3,849
Reserve for veterinary invoices	3,187	1,484
Deferred revenue	16,808	10,133
Net cash provided by operating activities	11,625	9,016
Investing activities
Purchases of investment securities	(45,492)	(29,567)
Maturities of investment securities	28,224	27,405
Purchases of other investments	—	(3,000)
Acquisition of lease intangibles, related to corporate real estate acquisition	—	(2,959)
Purchases of property, equipment and intangible assets	(3,586)	(55,856)
Other	(1,937)	(852)
Net cash used in investing activities	(22,791)	(64,829)
Financing activities
Proceeds from public offering of common stock, net of offering costs	—	65,690
Proceeds from exercise of stock options	2,255	2,872
Shares withheld to satisfy tax withholding	(1,610)	(1,839)
Proceeds from exercise of warrants	—	300
Proceeds from debt financing, net of financing fees	9,167	9,189
Repayment of debt financing	—	(10,000)
Other financing	(438)	(535)
Net cash provided by financing activities	9,374	65,677
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	267	(93)
Net change in cash, cash equivalents, and restricted cash	(1,525)	9,771
Cash, cash equivalents, and restricted cash at beginning of period	27,952	26,306
Cash, cash equivalents, and restricted cash at end of period	$26,427	$36,077
Supplemental disclosures
Noncash investing and financing activities:
Issuance of common stock for cashless exercise of warrants	$4,500	$3,000
Issuance of common stock for acquisition of corporate real estate	$—	$9,640
Purchases of property and equipment included in accounts payable and accrued liabilities	$214	$165
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
The financial data as of December 31, 2018 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on February 14, 2019 (the 2018 10-K). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2018 10-K. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
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
The components of basic and diluted earnings per share were as follows (in thousands, except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic earnings per share:
Net income (loss)	$782	$1,205	$(2,445)	$(652)
Shares used in computation:
Weighted average shares of common stock outstanding	34,876,782	33,129,416	34,593,345	31,376,239
Basic earnings per share	$0.02	$0.04	$(0.07)	$(0.02)

Diluted earnings per share:
Net income (loss)	$782	$1,205	$(2,445)	$(652)
Shares used in computation:
Weighted average shares of common stock outstanding	34,876,782	33,129,416	34,593,345	31,376,239
Stock options	1,457,486	2,663,375	—	—
Restricted stock awards and units	64,868	236,932	—	—
Warrants	—	355,637	—	—
Weighted average number of shares	36,399,136	36,385,360	34,593,345	31,376,239
Diluted earnings per share	$0.02	$0.03	$(0.07)	$(0.02)

The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	2,000	3,647	2,199,213	3,234,932
Restricted stock awards and restricted stock units	43,114	—	605,568	439,798
Warrants	—	—	—	480,000

3. Investments
The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of September 30, 2019 and December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of September 30, 2019
Long-term investments:
Foreign deposits	$3,102	$—	$—	$3,102
Municipal bond	1,000	—	—	1,000
	$4,102	$—	$—	$4,102
Short-term investments:
U.S. Treasury securities	$6,154	$2	$—	$6,156
Certificates of deposit	439	—	—	439
U.S. government funds	64,831	—	—	64,831
	$71,424	$2	$—	$71,426

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2018
Long-term investments:
Foreign deposits	$2,573	$—	$—	$2,573
Municipal bond	1,000	—	(19)	981
	$3,573	$—	$(19)	$3,554
Short-term investments:
U.S. Treasury securities	$6,645	$—	$(3)	$6,642
Certificates of deposit	437	—	—	437
U.S. government funds	47,477	—	—	47,477
	$54,559	$—	$(3)	$54,556

Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	As of September 30, 2019
	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	$4,102	$4,102
	$4,102	$4,102

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

4. Other Investments
Investment in Variable Interest Entity
In July 2018, the Company purchased $3.0 million in preferred stock of a privately held corporation with a complementary business line. The Company does not have power over the activities that most significantly impact the economic performance of the variable interest entity and is, therefore, not the primary beneficiary. The Company's investment in preferred stock is accounted for as an available-for-sale debt security. Through January 2020, the Company has agreed to purchase an additional $4.0 million in preferred stock of the variable interest entity, contingent upon the exercise of this option by the variable interest entity (refer to Note 13 for the subsequent event disclosure regarding the exercise of this option). The Company has the option to purchase the variable interest entity on the fifth anniversary of the initial preferred stock purchase. Additionally, the Company has extended a $2.5 million revolving line of credit to the variable interest entity. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit was $2.5 million and $0.6 million as of September 30, 2019 and December 31, 2018, respectively.
Investment in Joint Venture
In September 2018, the Company acquired a non-controlling equity interest in a joint venture, whereby it has committed to licensing certain intellectual property and contributing up to $2.2 million AUD upon the achievement of specific operational milestones over a period of at least four years from the agreement execution date. As of September 30, 2019, the Company has contributed $0.5 million AUD. This equity investment is accounted for using the equity method and is classified in other long-term assets on the Company's consolidated balance sheet. The Company's share of income and losses from this equity method investment is included in gain (loss) from investment in joint venture on its consolidated statement of operations. Also included in this line item are income and expenses associated with administrative services provided to the joint venture.

5. Fair Value
Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of September 30, 2019
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$1,400	$1,400	$—	$—
Money market funds	1,046	1,046	—	—
Fixed maturities:
Foreign deposits	3,102	3,102	—	—
Municipal bond	1,000	—	1,000	—
Investment in variable interest entity	3,000	—	—	3,000
Total	$9,548	$5,548	$1,000	$3,000

	As of December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$1,400	$1,400	$—	$—
Money market funds	2,010	2,010	—	—
Fixed maturities:
Foreign deposits	2,573	2,573	—	—
Municipal bond	981	—	981	—
Investment in variable interest entity	3,000	—	—	3,000
Total	$9,964	$5,983	$981	$3,000

The Company measures the fair value of restricted cash, money market funds, and foreign deposits based on quoted prices in active markets for identical assets. The fair value of the municipal bond is based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The estimated fair value of the Company's investment in the variable interest entity is a Level 3 measurement, and is based on market interest rates, the assessed creditworthiness of the entity, and the estimated fair value of the entity's common stock. As of September 30, 2019, the Company estimates that the purchase price approximates the fair value. There were no transfers in or out of Level 3 assets during the nine months ended September 30, 2019. Short-term investments are carried at amortized cost and the fair value is disclosed in Note 3, Investments. The fair value of these investments is determined in the same manner as for available-for-sale securities and is considered a Level 1 measurement.
Fair Value Disclosures
The Company's other long-term assets balance included $4.8 million of notes receivable as of September 30, 2019 and $3.0 million of notes receivable as of December 31, 2018, recorded at its estimated collectible amount. The Company estimates that the carrying value of the note receivable approximates its fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of its long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at September 30, 2019 and December 31, 2018.

6. Debt
The Company has a revolving line of credit of up to $50.0 million, maturing June 2022. The facility is secured by any and all interests in the Company's assets that are not otherwise restricted. Interest on the revolving line of credit is payable monthly at the greater of 4.5%, or 0.75% plus the prime rate (5.75% at September 30, 2019). The credit agreement includes other ancillary services and letters of credit of up to $4.5 million, and requires a deposit of restricted cash of $1.4 million. The credit agreement requires the Company to comply with various financial and non-financial covenants. As of September 30, 2019, the Company was in compliance with all financial and non-financial covenants required by the credit agreement.
Borrowings on the revolving line of credit are limited to the lesser of $50.0 million and the total amount of cash and securities held by the Company's insurance subsidiaries (American Pet Insurance Company and Wyndham Insurance Company (SAC) Limited Segregated Account AX). As of September 30, 2019, available borrowing capacity on the line of credit was $27.4 million, with an outstanding balance of $0.4 million for ancillary services and letters of credit, and borrowings under the facility of $22.2 million, recorded net of financing fees of $0.1 million.

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
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Nine Months Ended September 30,
Subscription	2019	2018
Reserve at beginning of year	$13,875	$11,059
Veterinary invoices during the period related to:
Current year	169,234	139,504
Prior years	560	364
Total veterinary invoice expense	169,794	139,868
Amounts paid during the period related to:
Current year	155,129	128,233
Prior years	11,985	9,836
Total paid	167,114	138,069
Non-cash expenses	514	497
Reserve at end of period	$16,041	$12,361

The Company's reserve for the subscription business segment increased from $13.9 million at December 31, 2018 to $16.0 million at September 30, 2019. This change was comprised of $169.8 million in expense recorded during the period less $167.1 million in payments of veterinary invoices. The $169.8 million in veterinary invoice expense incurred included an adjustment of $0.6 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the nine months ended September 30, 2018, the Company increased prior year reserves by $0.4 million as a result of analysis of payment trends.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Nine Months Ended September 30,
Other Business	2019	2018
Reserve at beginning of year	$2,187	$1,697
Veterinary invoices during the period related to:
Current year	26,821	16,632
Prior years	(314)	(304)
Total veterinary invoice expense	26,507	16,328
Amounts paid during the period related to:
Current year	23,671	14,822
Prior years	1,765	1,348
Total paid	25,436	16,170
Non-cash expenses	—	—
Reserve at end of period	$3,258	$1,855
The Company’s reserve for the other business segment increased from $2.2 million at December 31, 2018 to $3.3 million at September 30, 2019. This change was comprised of $26.5 million in expense recorded during the period less $25.4 million in payments of veterinary invoices. The $26.5 million in veterinary invoice expense incurred included a reduction of $0.3 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the nine months ended September 30, 2018, the Company decreased prior year reserves by $0.3 million as a result of analysis of payment trends.
Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of September 30, 2019
Year of Occurrence
2017 and prior	$716
2018	1,734
2019	13,591
$16,041

Other Business	As of September 30, 2019
Year of Occurrence
2017 and prior	$7
2018	101
2019	3,150
$3,258

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Veterinary invoice expense	$169	$153	$515	$421
Other cost of revenue	89	96	268	277
Technology and development	94	58	267	167
General and administrative	916	634	2,452	1,708
Sales and marketing	577	358	1,573	980
Total stock-based compensation	$1,845	$1,299	$5,075	$3,553

As of September 30, 2019, the Company had 261,075 unvested stock options and 605,568 unvested restricted stock awards and restricted stock units that are expected to vest. Stock-based compensation expenses of $1.8 million related to unvested stock options and $15.8 million related to unvested restricted stock awards and restricted stock units are expected to be recognized over a weighted average period of approximately 1.4 years and 3.1 years, respectively.
Stock Options
A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	2,621,503	$9.01	$43,136
Granted	—	—	—
Exercised	(412,742)	4.68	10,705
Forfeited	(9,548)	18.19	—
Outstanding as of September 30, 2019	2,199,213	9.78	34,401

Exercisable as of September 30, 2019	1,938,138	$8.79	$32,243
As of September 30, 2019, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 5.3 years and 5.0 years, respectively.
Restricted Stock Awards and Restricted Stock Units
A summary of the Company’s restricted stock award and restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2018	451,160	$22.16
Granted	421,325	29.95
Vested	(243,975)	16.94
Forfeited	(22,942)	29.41
Unvested shares as of September 30, 2019	605,568	$29.40

10. Leases
The Company leases certain office space and equipment from third parties and recognizes lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on its consolidated balance sheets.

The Company also leases a portion of its building to third parties and records related rental income within general and administrative expense in the consolidated statements of operations. These leases have remaining initial lease terms of 2 years to 8 years, some of which give the tenants options to renew the leases for up to an additional 10 years, and options to terminate the leases after 3 years of the initial lease terms, with early termination fees required. The Company recorded rental income of $0.6 million and $1.7 million for the three and nine months ended September 30, 2019.
The following table summarizes the Company's future rental payments to be received from non-cancellable leases in place as of September 30, 2019 (in thousands):

Year ending December 31:
2019	$541
2020	2,002
2021	1,632
2022	1,325
2023	1,367
Thereafter	3,210
Total rental payments	$10,077

11. Stockholders' Equity
As of September 30, 2019, the Company had 100,000,000 shares of common stock authorized and 34,935,822 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At September 30, 2019, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company is unable to pay dividends to stockholders as of September 30, 2019 due to restrictions in its credit agreements.
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
During the nine months ended September 30, 2019, outstanding warrants to purchase 480,000 shares of the Company's common stock were exercised. As of September 30, 2019, no warrants remained outstanding.

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

Revenue and gross profit of the Company’s segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Subscription business	$82,613	$67,421	$234,571	$192,805
Other business	16,663	10,743	43,882	28,511
	99,276	78,164	278,453	221,316
Veterinary invoice expense:
Subscription business	58,995	48,285	169,794	139,868
Other business	10,091	6,018	26,507	16,328
	69,086	54,303	196,301	156,196
Other cost of revenue:
Subscription business	7,775	6,468	21,627	18,232
Other business	4,970	3,649	13,335	9,727
	12,745	10,117	34,962	27,959
Gross profit:
Subscription business	15,843	12,668	43,150	34,705
Other business	1,602	1,076	4,040	2,456
	17,445	13,744	47,190	37,161

Technology and development	2,271	2,299	7,518	6,761
General and administrative	5,017	4,174	15,655	13,242
Sales and marketing:
Subscription business	9,161	6,266	25,977	17,730
Other business	94	99	262	275
	9,255	6,365	26,239	18,005
Gain (loss) from investment in joint venture	(59)	—	(331)	—
Operating income (loss)	$843	$906	$(2,553)	$(847)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$81,890	$63,517	$228,977	$178,957
Canada	17,386	14,647	49,476	42,359
Total revenue	$99,276	$78,164	$278,453	$221,316

Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2019 and December 31, 2018.

13. Subsequent Events
In October 2019, the Company purchased an additional $4.0 million of preferred stock upon the exercise of the option by the variable interest entity (refer to Note 4 — Other Investments). The additional investment in preferred stock, along with the original investment in July 2018, is accounted for as an available-for-sale debt security.

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
We operate in two business segments: subscription business and other business. We generate revenue in our subscription business segment primarily from subscription fees for our medical insurance, which we market to consumers. Fees are paid at the beginning of each subscription period, which automatically renews on a monthly basis. We generate revenue in our other business segment writing policies on behalf of third parties, where we do not undertake the marketing, and have more of a business-to-business relationship. Our other business segment also consists of companies or organizations that choose to provide medical insurance for cats and dogs as a benefit to their employees or members, and contracts include multiple pets. The policies in our other business segment may be materially different from our subscription business. Our ultimate goal is to build the Trupanion brand by continuing to offer the highest value proposition in the industry and maintain strong alignment with the veterinary community. We believe our activities in our other business segment benefit the overall market for pet medical insurance by expanding upon product options and distribution models within other market niches.
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

Key Operating Metrics
The following tables set forth our key operating metrics for our subscription business, and total pets enrolled, for the nine months ended September 30, 2019 and 2018, and for each of the last eight fiscal quarters.

	Nine Months Ended September 30,
	2019	2018
Total pets enrolled (at period end)	613,694	497,942
Total subscription pets enrolled (at period end)	479,427	416,527
Monthly average revenue per pet	$57.14	$54.06
Lifetime value of a pet (LVP)	$749	$714
Average pet acquisition cost (PAC)	$209	$157
Average monthly retention	98.59%	98.61%

	Three Months Ended
	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017
Total pets enrolled (at period end)	613,694	577,686	548,002	521,326	497,942	472,480	446,533	423,194
Total subscription pets enrolled (at period end)	479,427	461,314	445,148	430,770	416,527	401,033	385,640	371,683
Monthly average revenue per pet	$58.12	$57.11	$56.13	$55.15	$54.55	$53.96	$53.62	$53.17
Lifetime value of a pet (LVP)	$749	$722	$724	$710	$714	$732	$727	$727
Average pet acquisition cost (PAC)	$208	$213	$205	$186	$155	$150	$165	$184
Average monthly retention	98.59%	98.57%	98.58%	98.60%	98.61%	98.64%	98.63%	98.63%
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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of September 30, 2019 is an average of each month’s retention from October 1, 2018 through September 30, 2019. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.
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
The following tables reflect the reconciliation of net acquisition cost to sales and marketing expense (in thousands):

	Nine Months Ended September 30,
	2019	2018
Sales and marketing expense	$26,239	$18,005
Net of sign-up fee revenue	(2,227)	(1,933)
Excluding:
Stock-based compensation expense	(1,573)	(980)
Other business segment sales and marketing expense	(262)	(275)
Net acquisition cost	$22,177	$14,817

	Three Months Ended
	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017
Sales and marketing expense	$9,255	$8,757	$8,227	$6,994	$6,365	$5,702	$5,938	$5,781
Net of sign-up fee revenue	(790)	(734)	(703)	(655)	(693)	(624)	(616)	(550)
Excluding:
Stock-based compensation expense	(577)	(567)	(429)	(355)	(358)	(349)	(273)	(172)
Other business segment sales and marketing expense	(94)	(38)	(130)	(102)	(99)	(88)	(87)	(56)
Net acquisition cost	$7,794	$7,418	$6,965	$5,882	$5,215	$4,641	$4,962	$5,003

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue:
Subscription business	$82,613	$67,421	$234,571	$192,805
Other business	16,663	10,743	43,882	28,511
Total revenue	99,276	78,164	278,453	221,316
Cost of revenue:
Subscription business(1)	66,770	54,753	191,421	158,100
Other business	15,061	9,667	39,842	26,055
Total cost of revenue	81,831	64,420	231,263	184,155
Gross profit:
Subscription business	15,843	12,668	43,150	34,705
Other business	1,602	1,076	4,040	2,456
Total gross profit	17,445	13,744	47,190	37,161
Operating expenses:
Technology and development(1)	2,271	2,299	7,518	6,761
General and administrative(1)	5,017	4,174	15,655	13,242
Sales and marketing(1)	9,255	6,365	26,239	18,005
Total operating expenses	16,543	12,838	49,412	38,008
Gain (loss) from investment in joint venture	(59)	—	(331)	—
Operating income (loss)	843	906	(2,553)	(847)
Interest expense	340	336	974	887
Other income, net	(297)	(628)	(1,094)	(1,071)
Income (loss) before income taxes	800	1,198	(2,433)	(663)
Income tax expense (benefit)	18	(7)	12	(11)
Net income (loss)	$782	$1,205	$(2,445)	$(652)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$258	$249	$783	$698
Technology and development	94	58	267	167
General and administrative	916	634	2,452	1,708
Sales and marketing	577	358	1,573	980
Total stock-based compensation expense	$1,845	$1,299	$5,075	$3,553

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	82	82	83	83
Gross profit	18	18	17	17
Operating expenses:
Technology and development	2	3	3	3
General and administrative	5	5	6	6
Sales and marketing	9	8	9	8
Total operating expenses	17	16	18	17
Gain (loss) from investment in joint venture	—	—	—	—
Operating income (loss)	1	1	(1)	—
Interest expense	—	—	—	—
Other income, net	—	(1)	—	—
Income (loss) before income taxes	1	2	(1)	—
Income tax expense (benefit)	—	—	—	—
Net income (loss)	1%	2%	(1)%	—%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	81	81	82	82
Subscription business gross profit	19%	19%	18%	18%

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$82,613	$67,421	23%	$234,571	$192,805	22%
Other business	16,663	10,743	55	43,882	28,511	54
Total revenue	$99,276	$78,164	27	$278,453	$221,316	26

Percentage of Revenue by Segment:
Subscription business	83%	86%		84%	87%
Other business	17	14		16	13
Total revenue	100%	100%		100%	100%

Total pets enrolled (at period end)	613,694	497,942	23	613,694	497,942	23
Total subscription pets enrolled (at period end)	479,427	416,527	15	479,427	416,527	15
Monthly average revenue per pet	$58.12	$54.55	7	$57.14	$54.06	6
Average monthly retention	98.59%	98.61%		98.59%	98.61%
Three months ended September 30, 2019 compared to three months ended September 30, 2018. Total revenue increased by $21.1 million, or 27%, to $99.3 million for the three months ended September 30, 2019. Revenue from our subscription business segment increased by $15.2 million, or 23%, to $82.6 million for the three months ended September 30, 2019. This increase in subscription business revenue was primarily due to a 15% increase in total subscription pets enrolled as of September 30, 2019 compared to September 30, 2018, and an increase in average revenue per pet of 7% for the same period. Increases in pricing were primarily due to the increased cost and utilization of veterinary care. Revenue from our other business segment increased by $5.9 million, or 55%, to $16.7 million for the three months ended September 30, 2019, primarily due to the increase in enrolled pets in this segment.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018. Total revenue increased by $57.1 million, or 26%, to $278.5 million for the nine months ended September 30, 2019. Revenue from our subscription business segment increased by $41.8 million, or 22%, to $234.6 million for the nine months ended September 30, 2019. This increase in subscription business revenue was primarily due to a 15% increase in total subscription pets enrolled as of September 30, 2019 compared to September 30, 2018, and an increase in average revenue per pet of 6% for the same period. Increases in pricing were primarily due to the increased cost and utilization of veterinary care. Revenue from our other business segment increased by $15.4 million, or 54%, to $43.9 million for the nine months ended September 30, 2019, primarily due to the increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$58,995	$48,285	22%	$169,794	$139,868	21%
Other cost of revenue	7,775	6,468	20	21,627	18,232	19
Total cost of revenue	66,770	54,753	22	191,421	158,100	21
Gross profit	15,843	12,668	25	43,150	34,705	24
Other business:
Veterinary invoice expense	10,091	6,018	68	26,507	16,328	62
Other cost of revenue	4,970	3,649	36	13,335	9,727	37
Total cost of revenue	15,061	9,667	56	39,842	26,055	53
Gross profit	$1,602	$1,076	49	$4,040	$2,456	64

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	71%	72%		72%	73%
Other cost of revenue	9	10		9	9
Total cost of revenue	81	81		82	82
Gross profit	19	19		18	18
Other business:
Veterinary invoice expense	61	56		60	57
Other cost of revenue	30	34		30	34
Total cost of revenue	90	90		91	91
Gross profit	10	10		9	9

Total pets enrolled (at period end)	613,694	497,942	23	613,694	497,942	23
Total subscription pets enrolled (at period end)	479,427	416,527	15	479,427	416,527	15
Monthly average revenue per pet	$58.12	$54.55	7	$57.14	$54.06	6
Three months ended September 30, 2019 compared to three months ended September 30, 2018. Total cost of revenue for our subscription business segment increased by $12.0 million, or 22%, to $66.8 million for the three months ended September 30, 2019. This increase in subscription cost of revenue was primarily the result of a 15% increase in subscription pets enrolled and an increase of 6% in veterinary invoice expense per pet due to increases in the cost and utilization of veterinary care. Total cost of revenue for our other business segment increased by $5.4 million to $15.1 million for the three months ended September 30, 2019, primarily due to the increase in enrolled pets in this segment.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018. Total cost of revenue for our subscription business segment increased by $33.3 million, or 21% to $191.4 million for the nine months ended September 30, 2019. This increase in subscription cost of revenue was primarily the result of a 15% increase in subscription pets enrolled and an increase of 5% in veterinary expense per pet due to increases in the cost and utilization of veterinary care. Total cost of revenue for our other business segment increased by $13.8 million to $39.8 million for the nine months ended September 30, 2019, primarily due to the increase in enrolled pets in this segment.

Technology and Development Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018
	(in thousands, except percentages)
Technology and development	$2,271	$2,299	(1)%	$7,518	$6,761	11%
Percentage of total revenue	2%	3%		3%	3%
Three months ended September 30, 2019 compared to three months ended September 30, 2018. Technology and development expenses remained consistent at $2.3 million for the three months ended September 30, 2019. There was a $0.3 million increase in compensation and third party contractor expenses, net of capitalization, offset by a $0.3 million decrease of depreciation and amortization expenses. Technology and development expenses were 2% as a percentage of revenue for the three months ended September 30, 2019, as compared to 3% for the same period in prior year.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018. Technology and development expenses increased by $0.8 million, or 11%, to $7.5 million for the nine months ended September 30, 2019. This increase was primarily due to a $0.6 million increase in compensation and third party contractor expenses, net of capitalization, and a $0.2 million increase in other technology expenditures, partially offset by a $0.1 million decrease in depreciation and amortization expenses. Technology and development expenses remained consistent at 3% as a percentage of revenue year over year.
General and Administrative Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018
	(in thousands, except percentages)
General and administrative	$5,017	$4,174	20%	$15,655	$13,242	18%
Percentage of total revenue	5%	5%		6%	6%
Three months ended September 30, 2019 compared to three months ended September 30, 2018. General and administrative expenses increased by $0.8 million, or 20%, to $5.0 million for the three months ended September 30, 2019. This increase was primarily due to a $0.9 million increase in compensation expenses, and a $0.3 million increase in depreciation expense due to owning our home office building, partially offset by a total of $0.4 million in savings from additional lease income and less rental expense. General and administrative expenses remained consistent at 5% as a percentage of revenue year over year.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018. General and administrative expenses increased by $2.4 million, or 18%, to $15.7 million for the nine months ended September 30, 2019. This increase was primarily due to a $2.3 million increase in compensation expenses, a $1.1 million increase in professional service fees, and a $1.4 million increase in depreciation expense due to owning our home office building, partially offset by a total of $2.6 million in savings from additional lease income and less rental expense. General and administrative expenses remained consistent at 6% as a percentage of revenue year over year.
Sales and Marketing Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018
	(in thousands, except percentages, pet and per pet data)
Sales and marketing	$9,255	$6,365	45%	$26,239	$18,005	46%
Percentage of total revenue	9%	8%		9%	8%
Subscription Business:
Total subscription pets enrolled (at period end)	479,427	416,527	15	479,427	416,527	15
Average pet acquisition cost (PAC)	$208	$155	34	$209	$157	33

Three months ended September 30, 2019 compared to three months ended September 30, 2018. Sales and marketing expenses increased by $2.9 million, or 45%, to $9.3 million for the three months ended September 30, 2019. The increase was due to an increase in the number of enrolled pets as well as the average pet acquisition cost. Increases in average pet acquisition cost were primarily due to a 54% increase in headcount mainly within the account management, conversion and content teams.
Nine months ended September 30, 2019 compared to nine months ended September 30, 2018. Sales and marketing expenses increased by $8.2 million, or 46%, to $26.2 million for the nine months ended September 30, 2019. The increase was due to an increase in the number of enrolled pets as well as the average pet acquisition cost. Increases in average pet acquisition cost were primarily due to a 54% increase in headcount mainly within the account management, conversion and content teams as well as $2.9 million in other sales and marketing initiatives primarily related to conversion.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2019	2018
Net cash provided by operating activities	$11,625	$9,016
Net cash used in investing activities	(22,791)	(64,829)
Net cash provided by financing activities	9,374	65,677
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	267	(93)
Net change in cash, cash equivalents and restricted cash	$(1,525)	$9,771
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
As of September 30, 2019, we had $96.5 million in cash, cash equivalents and short-term investments and $27.4 million available under our line of credit, which excluded $0.4 million reserved for ancillary services. Most of the assets in our insurance subsidiary, American Pet Insurance Company (APIC), and our segregated cell business, Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of September 30, 2019, total assets and liabilities held outside of our insurance entities were $94.1 million and $36.8 million, respectively, including $5.0 million of cash and cash equivalents that were segregated from other operating funds and held in trust for the payment of veterinary invoices on behalf of our insurance subsidiaries. For further information, refer to "—Regulation".
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
In November 2019, our board of directors approved a share repurchase program, pursuant to which we may repurchase up to $15.0 million of our outstanding shares over the next 12 months. Each quarter throughout this period, we intend to establish repurchase parameters reflecting our business’s capital allocation priorities, the market price of our common stock and general market conditions. We cannot predict when or if we will repurchase any shares of common stock, as such repurchases will depend on a number of factors, some of which are beyond our control.
Operating Cash Flows
We derive operating cash flows from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments and to fund projects that improve our members' experience. Cash provided by operating activities was $11.6 million for the nine months ended September 30, 2019 compared to $9.0 million for the nine months ended September 30, 2018. The increase was primarily driven by increased pet count and scale in our operating departments, as well as timing differences between collections from members and payments of veterinary invoices and payments to vendors. Changes in accounts receivable were primarily related to annual policies with monthly payment terms within our other business segment.
Investing Cash Flows
Cash used in investing activities is primarily related to the net purchase of investments to increase our statutory capital. Net cash used in investing activities decreased by $42.0 million for the nine months ended September 30, 2019 compared to the prior year period, primarily related to the $55.0 million cash portion of the building acquisition in August 2018, partially offset by an increase of $15.9 million in long-term investment purchases during the nine months ended September 30, 2019.
Financing Cash Flows
Cash provided by financing activities was $9.4 million and $65.7 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $56.3 million was primarily due to net proceeds of $65.7 million received from the June 2018 follow-on public offering, partially offset by a $10.0 million repayment of the line of credit in the comparable period in the prior year.

Long-Term Debt
Pacific Western Bank Loan and Security Agreement
We have a syndicated loan agreement with Pacific Western Bank (PWB) and Western Alliance Bank (WAB), providing us a revolving line of credit of up to $50.0 million, with a maturity date in June 2022. We refer to this line of credit as our PWB credit facility. The maximum amount available to us under the PWB credit facility, inclusive of any amounts outstanding under the revolving line of credit, is the lesser of $50.0 million or the total amount of cash and securities held by our insurance entities, less amounts outstanding relating to other ancillary services and letters of credit, totaling $0.4 million as of September 30, 2019. Interest on the PWB credit facility accrues at a variable annual rate equal to the greater of 4.5%, or 0.75% plus the prime rate (5.75% at September 30, 2019).
The PWB credit facility requires us to maintain certain financial and non-financial covenants, including maintaining a minimum cash balance of $1.4 million in our account at WAB and/or WAB affiliates and other cash or investments of $2.1 million in our accounts at PWB. As of September 30, 2019, we were in compliance with each of the financial and non-financial covenants.
Our obligations under the PWB credit facility are secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of September 30, 2019, we had $22.2 million in aggregate borrowings outstanding under the PWB credit facility.
Regulation
As of September 30, 2019, our insurance entities, APIC and WICL Segregated Account AX, held $71.4 million in short-term investments and $65.7 million in other current assets, including $15.5 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
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
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable vendor service agreements. Management believes there have been no material changes to our contractual obligation disclosure as of September 30, 2019, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2019, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
We also expect to continue to make significant expenditures relating to the acquisition of new members, retention of our existing members, and development and implementation of our technology platforms. These increased expenditures may not be effective and may make it more difficult for us to scale or remain profitable. If we are unable to achieve or maintain profitability or otherwise invest in our growth, we may not be able to execute our business plan, our prospects may be harmed and our stock price could be materially and adversely affected.
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
We rely significantly on Territory Partners and other third parties to cultivate direct veterinary relationships and build awareness of the benefits that we offer veterinarians and their clients. In turn, we rely on veterinarians to introduce and recommend Trupanion to their clients. We also rely significantly on other third parties, such as existing members, online and other businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups and associations, to help generate leads for our subscription. Veterinary referred leads represent our largest member acquisition channel. In the nine months ended September 30, 2019, approximately 75% of our enrollments came from referrals from veterinarians and existing members, as well as people adding pets to their existing subscription.
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
As of December 31, 2018, we had U.S. federal net operating loss carryforwards of approximately $121.1 million that will begin to expire in 2027. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Pursuant to Sections 382 and 383 of the Code, annual use of our net operating loss carryforwards and credit carryforwards may be limited if we experience an ownership change. We believe the utilization of approximately $0.5 million of net operating losses are subject to limitation as a result of prior ownership changes based on our Section 382 study performed as of April 1, 2019. We note subsequent ownership changes may have already and may further affect the limitation in future years.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

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

TRUPANION, INC.

Date: November 5, 2019	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: November 5, 2019	/s/ Tricia Plouf
Tricia Plouf Chief Financial Officer (Principal Financial and Accounting Officer)