Form 10-K
period 2019-12-31
TRUPANION, INC.
filed 2020-02-14
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-36537
TRUPANION, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-0480694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6100 4th Avenue S, Suite 200
Seattle,	Washington	98108

(855)	727 - 9079
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common stock, $0.00001 par value per share	TRUP	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,174,944,132 using the closing price on that day of $36.13.
As of February 6, 2020, there were approximately 34,958,851 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2019 Annual Meeting of Stockholders (Proxy Statement). The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

TRUPANION, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2019

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
Company Overview
We provide medical insurance for cats and dogs throughout the United States, Canada and Puerto Rico. Our data-driven, vertically-integrated approach enables us to provide pet owners with what we believe is the highest value medical insurance for the life of their pets, priced specifically for each pet’s unique characteristics.
We operate in two business segments: subscription business and other business. We generate revenue in our subscription business segment primarily from subscription fees for our medical insurance, which we market to consumers. Fees are paid at the beginning of each subscription period, which automatically renews on a monthly basis. We generate revenue in our other business segment by writing policies on behalf of third parties. We do not undertake the marketing efforts for these policies but have a business-to-business relationship with these third parties. Our other business segment also includes revenue from companies or organizations who choose to offer medical insurance for cats and dogs as a benefit to their employees or members. The products in our other business segment may be materially different from our subscription business. For the years ended December 31, 2019, 2018, and 2017 we generated 83.7%, 86.8%, and 90.0% of our revenue through subscription fees for our medical insurance for cats and dogs, and 16.3%, 13.2% and 10.0% of our revenue through our other business segment.
Our Business
It is very difficult for pet owners to budget for veterinary expenses when their pets become sick or injured. Pet owners do not know whether their pet’s health will be “average,” “lucky,” or “unlucky.” Over the life of a pet, veterinary expense for a lucky vs. unlucky pet can vary from $500 to more than $50,000. Even if a pet ends up being “average” over its life, the timing of accidents or illnesses may not align with the owner’s budgeting approach. Further, many pet owners do not know how to budget for the “average” cost of medical care for their pets. Average veterinary expenses often greatly exceed the expectations of the pet owner and vary dramatically based on a multitude of factors, including the availability of care by region and the types of treatments advisable for specific pet breeds. Consequently, self-insuring is not an effective solution for many individual pet owners.
Our subscription plan was designed by veterinarians to enable them to recommend the optimal treatment for the pet, without having their decisions dictated by the cost of treatment. As a result, we believe our subscription plan enables veterinarians to establish stronger ties and better alignment with their clients. Our members tend to visit their veterinarian more frequently and spend more money on the best course of treatment for their pet. This results in better health outcomes for pets, which we believe creates a flywheel effect that has been the key driver of growth for our subscription business.
Our subscription business’s cost-plus model is designed to spread the risk evenly within each category of pets so our members can budget for unexpected veterinary costs. We have been collecting comprehensive pet health data for approximately 20 years. We believe our data and approach to pricing is unmatched and it provides us with a greater understanding of anticipated veterinary costs. We leverage this to price our subscription plan for each pet based on their specific circumstances such as breed, age (at enrollment), geography, and desired deductible so that, in aggregate, the amounts paid by owners of lucky pets helps to cover the veterinary costs incurred by unlucky pets. We believe our actuarial team, working with our granular data, is able to price our subscription plan much more accurately than any other player in the industry so that we can provide our members with the highest value proposition.
In addition to pricing our subscription plan based on years of comprehensive pet health data, our subscription plan has been designed to provide the highest target payout ratio available (what we spend paying veterinary invoices) and delivers the broadest coverage available. Our plan pays 90% of eligible costs relating to any illnesses and injuries.
We also provide a differentiated customer experience to our members, including our proprietary, patented software that is designed to communicate directly with a veterinary hospital’s practice management software. Invoices are often approved in seconds so the participating veterinarian’s clients pay only their 10% portion of eligible veterinary invoice costs while we pay the rest of the balance directly to the hospital. We believe this unique solution, which is offered free to veterinarians and pet owners, transforms the insurance experience.

Due to our focus on providing a superior value proposition and member experience, our members have been extremely loyal. Since 2010, we have a 98.5% average monthly retention rate. Our growing and loyal membership base provides us with highly predictable and recurring revenue. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our pet acquisition expense and then maximizing the estimated internal rate of return for an average pet on our pet acquisition expenses.
Our target market is large and under-penetrated. According to the Insurance Information Institute, there are 183.9 million household dogs and cats in the United States, and according to the Canadian Animal Health Institute, there are 16.5 million in Canada. North American Pet Health Insurance Association estimates that the penetration rate for medical insurance for cats and dogs in North America is approximately one to two percent. We believe that over the long-term, the North American penetration rate can reach levels comparable to the U.K., where, according to Global Market Insights, approximately one in four cats and dogs has medical insurance.
Our total enrolled pets grew from 31,207 pets on January 1, 2010 to 646,728 pets on December 31, 2019, which represents a compound annual growth rate of 35%. As a result, our revenue has grown from $19.1 million in 2010 to $383.9 million in 2019.

Total Revenue by New and Existing Pets Enrolled
(in millions)
Our Strategy
We are focused on attracting and retaining members by providing a best-in-class value and member experience. In particular, we are focused on the following:
Increasing the number of veterinary hospitals as a source of leads. We intend to increase the number of veterinary hospitals that are helping their clients learn about high quality medical insurance, primarily by leveraging our Territory Partners and by increasing the number of veterinary hospitals using our software.
Increasing the number of leads per veterinary hospital. We intend to continue increasing the rate at which active veterinary hospitals refer leads to us primarily by improving our relationships over time including through our Territory Partners, internal hospital support team and software
Increasing the number of referrals from members. We believe that it is critical to our long-term success that existing members add a pet or refer their friends and family to Trupanion, so we focus on improving the member experience, including increasing the percentage of claims that are processed rapidly at checkout and paid directly to veterinarians through our patented, proprietary software.

Improving conversion. We are investing to increase the rate at which we convert pet owners receiving quotes for our subscription plan into enrolled members.
Improving retention, particularly in the first 90 days of an enrollment. Member retention is a key part of our strategy. Historically, members in their first 90 days of membership have the lowest retention rate. We are investing in the education process and improving initial customer communication and experiences in order to increase our retention rates.
Automating the payment of veterinary invoices. We have developed algorithms to leverage the data from our software so we can automate the payment of veterinary invoices. We intend to increase the percentage of veterinary invoices paid without human intervention with the goal of ensuring that we can do so without reducing the quality of our decision making on a case-by-case basis.
Exploring other member acquisition channels. We regularly evaluate new member acquisition channels. We intend to pursue those new channels that we believe could, over time, deliver our desired return on investment.
Expanding internationally. While we are primarily focused on capturing the large opportunity in the U.S. and Canadian markets, we recently entered the Australian market through a joint-venture, and we continue to explore other international expansion opportunities.
Pursuing other revenue opportunities. We intend to continue to leverage our competitive advantages to generate revenue. For example, within our other business segment, our wholly-owned insurance subsidiary, American Pet Insurance Company, has partnered with unaffiliated general agents offering pet insurance products since 2012. In addition, we have been pursuing and intend to continue to pursue opportunities to provide pet owners with complementary products and services. For example, we have invested in a pet food initiative to explore whether pets on a calorie-controlled, high-quality diet have improved health outcomes that can justify a decrease in the cost of their subscription plan.
Sales and Marketing
We believe that support from veterinarians is critical to driving broader acceptance of medical insurance for pets in North America and our strategy is based on this belief. Since 2003, we have engaged “Territory Partners” charged with cultivating relationships with veterinarians and building awareness among the veterinary community of the benefits that our subscription plan offers both veterinarians and their clients. Our Territory Partners are independent contractors who market our product and are paid fees based on activity in their regions. Their role is to create meaningful, long-term relationships with veterinarians and to educate those veterinarians about the benefits of high-quality medical insurance for the veterinarians’ base of clients. We believe this structure aligns our interests and provides a platform that we can leverage over time.
Our Territory Partner approach is unique and unmatched in our industry. We believe that it would be extremely difficult, costly and time consuming for a competitor to replicate.
We generate leads through a diverse set of member acquisition channels, which we then convert into members primarily through our contact center, website and other direct-to-consumer activities. These channels primarily include leads from third-parties such as veterinarians and referrals from existing members.
Competition
We compete primarily with credit card companies, which enable pet owners to self-fund veterinary costs on an emergency basis, as well as new and existing pet insurance brands. The vast majority of pet owners in the United States and Canada do not currently have medical insurance for their pets and there is very little movement from one insurance company to another due to pre-existing conditions. As a result, we are focused primarily on expanding the overall size of the market by providing pet owners with the highest value proposition and the broadest coverage. We view our primary competitive challenge as educating pet owners on why Trupanion is a better alternative to self-insuring.
We have been competing against at least 20 brands at any one time in our operating history. In our experience, competing pet insurance companies generally fall into one of two segments: (a) traditional providers with low target price points and narrow coverage that is unlikely to cover things like congenital and hereditary conditions, and (b) higher-value providers that provide some form of an annual plan designed to increase the cost of the plan as the pet ages.
We believe that we have competitive advantages that position us favorably. These include: broader coverage and a superior value proposition due, in part, to our vertically integrated structure that reduces frictional costs, a unique member acquisition strategy that leverages the relationships our Territory Partners have developed in the veterinary community, a proprietary database containing 20 years of comprehensive pet health data enabling us to be more precise in our pricing and pet acquisition expense, and our patented, proprietary software which allows us to pay veterinary invoices directly at time of treatment.

Intellectual Property
We rely on federal, state, common law, and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology, software, and documentation by entering into confidentiality and invention assignment agreements with our employees and partners, and confidentiality and, in some cases, exclusive agreements with third parties, such as service providers, vendors, individuals and entities that may be exploring a business relationship with us. We also rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks, and domain names to establish and protect our intellectual property. We seek to protect our proprietary position by filing patent applications in the United States and in jurisdictions outside of the United States related to our technology, inventions, and improvements that are important to our business. We hold two U.S. utility patents and one U.S. design patent related to our proprietary software, and we have multiple additional patent applications pending in the United States and in other jurisdictions. We additionally rely on data and market exclusivity, and patent term extensions when available. Our ability to protect and enforce our intellectual property rights is subject to risk and our failure to do so may adversely impact our business.
Employees
Our company culture and team is critical to our continued success. We are a mission-driven company and attract employees that share our passion for pets. Our culture enables our employees to channel that passion collectively toward our goals. As of December 31, 2019, we had 738 employees.
Regulation
United States Regulations
U.S. federal law and the laws and regulations of each United States state, territory and possession apply to companies licensed to transact insurance business in these jurisdictions. While our insurance subsidiary and underwriter, American Pet Insurance Company (APIC), is domiciled in New York State and its primary regulator is, therefore, the New York Department of Financial Services (NY DFS), APIC is also currently licensed to do business in all 50 states, Puerto Rico and the District of Columbia. As such, APIC is also subject to comprehensive regulation and supervision under laws and regulations of each U.S. state, territory, and possession.
Because APIC is domiciled in New York, APIC is subject to laws governing insurance holding companies in New York. These laws, among other things, require that we file periodic information reports with the NY DFS, including information concerning our capital structure, ownership, financial condition and general business operations; limit our ability to enter into transactions between APIC and our other affiliated entities; restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval; and restrict APIC’s ability to pay dividends to its holding company parent.
Other state regulators also have broad authority to perform on-site market conduct examinations of our management and operations, marketing and sales, underwriting, customer service, claims handling and licensing. Regulators may perform market conduct examinations by visiting our facilities for a period of time to identify potential regulatory violations, discuss and correct identified violations, or to obtain a better understanding of how we operate in the marketplace. Further, U.S. state insurance laws and regulations require APIC to file financial statements with state insurance regulators in each state where it is licensed and its operations and accounts are subject to examination at any time. APIC prepares statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these regulators. The National Association of Insurance Commissioners (NAIC) has approved a series of uniform statutory accounting principles (SAP) that have been adopted, in some cases with minor modifications, by all state insurance regulators. As a basis of accounting, SAP was developed to monitor and regulate the solvency of insurance companies. When developing SAP, insurance regulators were primarily concerned with assuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s state of domicile. The financial statements included in this document are prepared in accordance with U.S. generally accepted accounting principles. The values for assets, liabilities and equity reflected in these financial statements are usually different from those reflected in financial statements prepared under SAP.
U.S. federal law generally does not directly regulate the insurance industry. However, from time to time, various federal regulatory and legislative changes have been proposed. Among the proposals that have in the past been, or are at present may be under consideration, are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) established a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office initially was charged with monitoring all aspects of the insurance industry (with exceptions for certain types of insurance), gathering data and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. It is not possible to predict whether, in what form or in what jurisdictions any of these proposals might be adopted, or the effect federal involvement in insurance will have, if any, on us.
Industry Regulations
The NAIC adopted risk-based capital requirements for life, health and property and casualty insurance companies. APIC is subject to these risk-based capital requirements that require us to maintain certain levels of surplus $55.3 million as of December 31, 2019 to support our overall business operations in consideration of our size and risk profile. If we fail to maintain the amount of risk-based capital required, we will be subject to additional regulatory oversight. To comply with these regulations, we may be required to maintain capital that we would otherwise invest in our growth and operations. Refer to Item 1A. “Risk Factors” for additional details of these requirements.
Further, NAIC developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or IRIS, to assist state regulators in monitoring the financial condition of U.S. insurance companies. As of December 31, 2019, APIC had three IRIS ratios outside the usual range, relating to net premiums written to surplus, change in policyholders’ surplus, and investment yield. While a ratio outside the usual range is not considered a failing result, regulators may investigate or monitor an insurance company if its IRIS ratios fall outside the prescribed usual range.
Other Jurisdictions Regulations
In Canada, our insurance is written by an unaffiliated Canadian-licensed insurer, Omega General Insurance Company (Omega). Under the terms of our agreements with Omega, we retain any financial risk associated with our Canadian business. Omega’s Canadian insurance operations are supervised and regulated by Canadian federal, provincial and territorial governments and Omega is a fully licensed insurer in all of the Canadian provinces and territories in which we do business. In addition, we are required to fund a Canadian trust account in accordance with Canadian regulations. As of December 31, 2019, the account held CAD $4.3 million.
We have a segregated cell business called Wyndham Segregated Account AX (WICL), located in Bermuda. WICL is regulated by the Bermuda Monetary Authority (BMA). Insurance companies with a presence in Bermuda are subject to solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, and auditing and reporting requirements. In addition, BMA has the authority to supervise and, in certain circumstances, investigate and intervene in the affairs of insurance companies. Most significantly, Bermudan law restricts WICL’s ability to declare or pay dividends and the value of WICL’s assets must remain greater than the aggregate of its liabilities, issued share capital, and share premium accounts.
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
Risks Related to Our Business and Industry
We have incurred significant cumulative net losses since our inception and may not be able to maintain profitability in the future.
We have incurred significant cumulative net losses since our inception. We incurred net losses of $1.8 million and $0.9 million in the years ended December 31, 2019 and 2018, respectively, and as of December 31, 2019, we had an accumulated deficit of $85.5 million. We have funded our operations through equity financings, borrowings under a revolving line of credit and term loans and, since 2016, positive cash flows from operations. Our ability to maintain profitability will depend in significant part on our obtaining new members, retaining our existing members and ensuring that our expenses, including our sales and marketing expenses, does not exceed our revenue. We expect to make significant expenditures and investments in member acquisition. Our recent growth in revenue and membership may not be sustainable or may decrease, and we may not generate sufficient revenue to maintain profitability. Additionally, we budget for our expenses based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our estimates. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
We may not maintain our current rate of revenue growth.
Our revenue has increased quickly and substantially in recent periods. We believe that our continued revenue growth will depend on, among other factors, our ability to:

•	improve our market penetration through cost-efficient and effective sales and marketing programs to attract new members;

•	convert leads into enrollments;

•	maintain high retention rates;

•	increase the lifetime value per pet;

•	maintain positive relationships with veterinarians and other lead sources;

•	maintain positive relationships with and increase the number and efficiency of Territory Partners;

•	continue to offer a superior value with competitive features and rates;

•	price our subscriptions in relation to actual operating expenses and achieve required regulatory approval for pricing changes;

•	recruit, integrate and retain skilled, qualified and experienced sales department professionals who can demonstrate our value proposition to new and existing members;

•
provide our members with superior member service, including timely and efficient payment of veterinary invoices, and by recruiting, integrating and retaining skilled and experienced personnel who can efficiently review veterinary invoices and process payments;

•	generate new and maintain existing relationships and programs in our other business segment;

•	react to existing and new competitors;

•	increase awareness of and positive associations with our brand; and

•	successfully respond to and comply with regulations affecting our business and defend or prosecute any litigation.
You should not rely on our historical rate of revenue growth as an indication of our future performance.
We base our decisions regarding member acquisition expenditures primarily on the projected internal rate of return on marketing spend. Our estimates and assumptions may not accurately reflect our future results - we may overspend on member acquisition, and we may not be able to recover our member acquisition costs or generate profits from these investments.

We have made and plan to continue to make significant investments to grow our member base. We spent $33.3 million on sales and marketing to acquire new members for the year ended December 31, 2019. Our average pet acquisition cost and the number of new pets we enroll depends on a number of factors and assumptions, including the effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has increased over time and and has significantly varied in the past. In the future, our average pet acquisition cost may continue to rise and significantly vary period to period based upon specific marketing initiatives. We also regularly test new member acquisition channels and marketing initiatives, which often are more expensive than our traditional marketing channels and generally increase our average acquisition costs.
In addition, we base our decisions regarding our member acquisition expenditures primarily on our internal rate of return generated on an average pet. This analysis depends substantially on estimates and assumptions based on our historical experience with pets enrolled in earlier periods, including our key operating metrics. If our estimates and assumptions regarding our internal rate of return and the lifetime value of the pets that we project to acquire and our related decisions regarding investments in member acquisition prove incorrect, or if our calculation of internal rate of return and lifetime value of the pets that we project to acquire differs significantly from that of pets acquired in prior periods, we may be unable to recover our member acquisition costs or generate profits from our investment in acquiring new members. Moreover, if our member acquisition costs increase or we invest in member acquisition channels that do not ultimately result in any or an adequate number of new member enrollments, the return on our investment may be lower than we anticipate irrespective of the lifetime value of the pets that we project to acquire as a result of the new members. If we cannot generate profits from this investment, we may need to alter our growth strategy, and our growth rate and operating results may be adversely affected.
We depend in part on Internet search engines to attract potential new members to visit our website. If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, our new member growth could decline, and our business and operating results could be harmed.
We derive a significant amount of traffic to our website from consumers who search for pet medical insurance through Internet search engines, such as Google, Bing and Yahoo!. A critical factor in attracting consumers searching for pet medical insurance on the Internet to our website is whether we are prominently displayed in response to an Internet search relating to pet insurance. Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine, which may change from time to time. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our websites would decline and we may not be able to replace this traffic, which in turn would harm our business, operating results and financial condition. If we decide to attempt to replace this traffic, we may be required to increase our sales and marketing expenditures, including by utilizing paid search advertising. We are aware that certain of our competitors have spent additional funds to promote their products in search results over us. If we decide to respond by purchasing search advertising, our pet acquisition costs would increase and harm our business, operating results and financial condition.
If we are unable to grow our member base and maintain high member retention rates, our growth prospects and revenue will be adversely affected.
Our ability to grow our business depends on retaining and expanding our member base. For the year ended December 31, 2019, we generated 83.7% of our revenue from subscriptions. In order to continue to increase our membership, we must continue to convince prospective members of the benefits of pet insurance and existing members of the continuing value of our product.
We utilize Territory Partners, who are paid fees based on enrollments in their regions, to communicate the benefits of medical insurance to veterinarians through in-person visits. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about these benefits, and potentially become members. We also invest in other third-party and direct to consumer member acquisition channels, though we have limited experience with some of them. We plan to expand the number of our Territory Partners and other lead-generation sources and to engage in other marketing activities, including direct to consumer advertising, which are likely to increase our acquisition costs.
We seek to convert consumers who visit our website and call our contact center into members. The rate at which we convert these visitors into members is a significant factor in the growth of our member base. A number of factors have influenced, and could in the future influence, the conversion rates for any given period, some of which are outside of our control. These factors include:

•	the competitiveness of our subscription, including its perceived value, simplicity, and fairness;

•	changes in consumer shopping behaviors due to circumstances outside of our control, such as economic conditions and consumers’ ability or willingness to pay for our product;

•
regulatory requirements, including those that make the experience on our website cumbersome or difficult to navigate or that hinder our ability to speak with potential members quickly and in a way that is conducive to conversion;

•	system failures or interruptions in our website or contact center; and

•	changes in the mix of consumers who learn about us through various member acquisition channels.

We have made and plan to continue to make substantial investments in features and functionality for our website and training and staffing for our contact center that are designed to generate traffic, increase member engagement and improve member service. These activities do not directly generate revenue, however, and we may never realize any benefit from these investments. If the expenses that we incur in connection with these activities do not result in sufficient growth in members to offset the cost, our business, operating results and financial condition will be adversely affected.
We have historically experienced high average monthly retention rates. For example, our average monthly retention rate between 2010 and 2019 was 98.5%. We expect to continue to make significant expenditures relating to the retention of existing members, including an increase in the number of inside account managers and development and implementation of new technology platforms designed to encourage retention of these members.
If we do not retain our existing members or if our marketing initiatives do not result in enrolling more pets or result in enrolling pets that inherently have a lower retention rate, we may not be able to maintain our retention and new member acquisition rates. Members we obtain through aggressive promotions or other channels that involve relatively less meaningful contact between us and the member are more likely to terminate their subscription. In the past, we have experienced reduced retention rates during periods of rapid member growth, as our retention rate generally has been lower during the first year of member enrollment. Members may choose to terminate their subscription for a variety of reasons, including perceived or actual lack of value, delays or other unsatisfactory experiences in how we review and process veterinary invoice payments, unsatisfactory member service, an economic downturn, increased subscription fees, loss of a pet, a more attractive offer from a competitor, changes in our subscription or other reasons, including reasons that are outside of our control. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit terminations, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.
We rely significantly on Territory Partners, veterinarians and other third parties, including strategic partners, to generate leads.
In order for us to implement our business strategy and grow our revenue, we must effectively maintain and increase the number and quality of our relationships with Territory Partners, veterinarians, existing members, online and other businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups and associations and other referral sources, and continue to scale and improve our processes, programs and procedures that support them. Those processes, programs and procedures could become increasingly complex and difficult to manage as we grow.
Veterinary leads represent our largest member acquisition channel. We spend significant time and resources attracting qualified Territory Partners and providing them with current information about our business and they, in turn, communicate the benefits of medical insurance for pets to veterinarians. Our relationship with our Territory Partners may be terminated at any time (for instance, if they feel unsupported or undervalued by us), and, if terminated, we may not recoup the costs associated with educating them about our subscription or be able to maintain any relationships they may have developed with veterinarians within their territories. Sometimes a single relationship may be used to cover multiple territories so that a terminated relationship could significantly affect our company. Further, if we experience an increase in the rate at which Territory Partner relationships are terminated, we may not develop or maintain relationships with veterinarians as quickly as we have in the past or need to in order to implement our business strategy and our growth and financial performance could be adversely affected.
Our ability to generate leads through veterinary hospitals could be negatively impacted if our policy is perceived to be inadequate, unreliable, cumbersome or otherwise does not provide sufficient value, or if our process for paying veterinary invoices is unsatisfactory to the veterinarians’ clients.
If we fail to establish or are unable to maintain our existing member acquisition channels and/or continue to add new member acquisition channels, if the cost of our existing sources increases or does not scale as we anticipate, or if we are unable to continue to use any existing channels or programs in any jurisdiction, including our exam day offer program, our member levels and sales and marketing expenses may be adversely affected.
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
We believe that Territory Partners are not and should not be classified as employees under existing interpretations of the applicable laws of the jurisdictions in which we operate. We do not pay or withhold any employment tax with respect to or on behalf of Territory Partners or extend any benefits to them that we generally extend to our employees, and we otherwise treat Territory Partners as independent contractors. Applicable authorities or the Territory Partners have in the past questioned and may in the future challenge this classification. Further, the applicable laws or regulations, including tax laws or interpretations, may change. If it were determined that we had misclassified any of our Territory Partners, we may be subjected to penalties and/or be required to pay withholding taxes, extend employee benefits, provide compensation for unpaid overtime, or otherwise incur substantially greater expenses with respect to Territory Partners. In addition, the costs associated with defending, settling, or resolving pending and future lawsuits (including demands for arbitration) relating to the independent contractor status of Territory Partners could be material to our business.
Any of the foregoing circumstances could have a material adverse impact on our operating results and financial condition.
The prices of our subscriptions are based on assumptions and estimates. If our actual experience differs from the assumptions and estimates used in pricing our subscriptions or if we are unable to obtain any necessary regulatory approval for our pricing, our revenue and financial condition could be adversely affected.
The pricing of our subscriptions reflects amounts we expect to pay for a pet’s medical care and we derive these prices from assumptions that we make based on our analytics platform. Our analytics platform draws upon pet data we collect and we use this data to price our policy in response to a number of factors, including a pet’s species, breed, age, gender and location. Factors related to pet location include the current and assumed changes in the cost and availability of veterinary technology and treatments and local veterinary hospital preferences. The assumptions we make about breeds and other factors in pricing may prove to be inaccurate and, accordingly, these pricing analytics may not accurately reflect the expense that we will ultimately incur. Furthermore, if any of our competitors develop similar or better data systems, adopt similar or better underwriting criteria and pricing models or receive our data, our competitive advantage could decline or be lost.
The prices of our subscriptions also reflect assumptions and estimates regarding our own operating costs and expenses. We monitor and manage our pricing and overall sales mix to achieve our target returns. If the actual costs, including veterinary invoice expenses, operating costs and expenses within anticipated pricing allowances, are greater than our assumptions and estimates such that the premiums we collect are insufficient to cover these expenses, then our gross profit could be adversely affected and our revenue may be insufficient to maintain profitability. Conversely, if our pricing assumptions differ from actual results such that we overprice risks, our competitiveness and growth prospects could be adversely affected.
In addition, many states have adopted laws or are considering proposed legislation that, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or not renew existing policies, and many state regulators have the power to reduce, or to disallow increases in premium rates. Most states require licensure and regulatory approval prior to marketing new insurance products. Our practice has been to regularly reevaluate the price of our subscriptions, with any pricing changes implemented at least annually, subject to the review and approval of the state regulators, who may reduce or disallow our pricing changes. Such review has often in the past resulted, and may in the future result, in delayed implementation of pricing changes and prevent us from making changes we believe are necessary to achieve our targeted payout ratio, which could adversely affect our operating results and financial condition. In addition, we may be prevented by regulators from limiting significant pricing changes, requiring us to raise rates more quickly than we otherwise may desire. This could damage our reputation with our members and reduce our retention rates, which could significantly damage our brand, result in the loss of expected revenue and otherwise harm our business, operating results and financial condition.
Our actual veterinary invoice expense may exceed our current reserve established for veterinary invoices and may adversely affect our operating results and financial condition.
Our recorded reserve for veterinary invoices is based on our best estimates of the amount of veterinary invoices we expect to pay, inclusive of an estimate for veterinary invoices we have not yet received, after considering internal factors, including data from our proprietary data analytics platform, experience with similar cases, actual veterinary invoices paid, historical trends involving veterinary invoice payment patterns, patterns of receipt of veterinary invoices, seasonality, pending levels of unpaid veterinary invoices, veterinary invoice processing programs and contractual terms. We may also consider external factors, including changes in the law, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of veterinary invoices that have been incurred but are not yet submitted to us, setting appropriate reserves is an inherently uncertain and complex process that involves significant subjective judgment. Further, we do not transfer or cede our risk as an insurer and, therefore, we maintain more risk than we would if we purchased reinsurance.

Rising costs of veterinary care and the increasing availability and usage of more expensive, technologically advanced medical treatments may increase the amounts of veterinary invoices we receive. Increases in the number of veterinary invoices we receive could arise from unexpected events that are inherently difficult to predict, such as a pandemic that spreads through the pet population, tainted pet food or supplies or an unusually high number of serious injuries or illnesses. We may experience volatility in the number of veterinary invoices we receive from time to time, and short-term trends may not continue over the longer term. The number of veterinary invoices may be affected by the level of care and attentiveness an owner provides to the pet, the pet’s breed and age (at enrollment) and other factors outside of our control, as well as fluctuations in member retention rates and by new member initiatives that encourage an increase in veterinary invoices and other new member acquisition activities.
The ultimate cost of paying veterinary invoices and the related administration may vary materially from recorded reserves, and such variance may result in adjustments to the reserve for veterinary invoices, which could have a material effect on our operating results and resources available for acquiring additional members.
As more veterinary hospitals install and use our patented proprietary software, the number or amounts of veterinary invoices we receive is likely to increase.
Our patented proprietary software is designed to integrate directly with most software systems used by veterinary hospitals and allow us to receive and pay veterinarian invoices directly. We believe that it is critical to our long-term success to improve the member experience so we encourage veterinary hospitals to install and use our software. We have found that installation and use of our software by a veterinary hospital could increase the number of invoices we receive from that practice. As more veterinary hospitals install our software, we expect the number or amounts of veterinary invoices to increase and result in an increase in our cost of revenue and this may have a material adverse effect on our financial condition.
Our use of capital may be constrained by risk-based capital regulations or contractual obligations.
Our subsidiary, APIC, is subject to risk-based capital regulations that require us to maintain certain levels of surplus to support our overall business operations in consideration of our size and risk profile. We have in the past and may in the future fail to maintain the amount of risk-based capital required to avoid additional regulatory oversight, which was $55.3 million as of December 31, 2019. We are also subject to a contractual obligation related to our reinsurance agreement with Omega, who writes our policies in Canada. Under this agreement, we are required to fund a Canadian trust account in accordance with Canadian regulations. As of December 31, 2019, the account held CAD $4.3 million.
To comply with these regulations and contractual obligations, we may be required to maintain capital that we would otherwise invest in our growth and operations, which may require us to modify our operating plan or marketing initiatives, delay the implementation of new solutions or development of new technologies, decrease the rate at which we hire additional personnel and enter into relationships with Territory Partners, incur indebtedness or pursue equity or debt financings or otherwise modify our business operations, any of which could have a material adverse effect on our operating results and financial condition.
Our success depends on our ability to review, process, and pay veterinary invoices timely and accurately.
We believe member satisfaction depends on our ability to accurately evaluate and pay veterinary invoices in a timely manner. Many factors can affect our ability to do this, including the training, experience and skill of our personnel, our ability to reduce the number of payment requests made for services not included in our subscription, effectiveness of management, our ability to develop or select and implement appropriate procedures, supporting technologies and systems, changes in our policy and veterinarian compliance with our protocols and procedures. Our failure to pay veterinary invoices, accurately and in a timely manner, or to deploy resources appropriately, could result in unanticipated costs to us, lead to material litigation, undermine member goodwill and our reputation, and impair our brand image and, as a result, materially and adversely affect our competitiveness, financial results, prospects and liquidity.
We may not identify fraudulent or improperly inflated veterinary invoices.
It is possible that a member, or a third-party could submit a veterinary invoice which we would then pay that appears authentic but in fact does not reflect services provided or products purchased for which the member paid. It is also possible that veterinarians will charge insured customers higher amounts than they would charge their non-insured clients for the same service or product. Such activity could lead to unanticipated costs to us and/or to time and expense to recover such costs. They could also lead to strained relationships with veterinarians and/or members, and could adversely affect our competitiveness, financial results and liquidity.

We are and will continue to be faced with many competitive challenges, any of which could adversely affect our prospects, operating results and financial condition.
We compete with pet owners that self-finance unexpected veterinary invoices with savings or credit, as well as traditional “pet insurance” providers and relatively new entrants into our market. The vast majority of pet owners in the United States and Canada do not currently have medical insurance for their pets. We are focused primarily on expanding our share of the overall market, and we view our primary competitive challenge as educating pet owners on why our subscription is a better alternative to self-financing.
Additionally, there are traditional insurance companies that provide pet insurance products, either as a stand-alone product or along with a broad range of other insurance products, such as wellness. In addition, new entrants backed by large insurance companies, such as Marsh, Nationwide, and Geico, have attempted to enter the pet insurance market in the past and may do so again in the future. Further, traditional “pet insurance” providers may consolidate or take other actions to mimic the efficiencies from our vertically-integrated structure or create other operational efficiencies, which could lead to increased competition.
Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, technical, marketing and other resources than we do. Some of our competitors may be able to undertake more extensive marketing initiatives for their brands and services, devote more resources to website and systems development and make offers that are more attractive to potential employees, referral sources and third-party service providers.
To compete effectively, we believe we will need to continue to invest significant resources in sales and marketing, in improving our member service levels, in the online experience and functionalities of our website and in other technologies and infrastructure. Failure to compete effectively against our current or future competitors could result in loss of current or potential members, which could adversely affect our pricing, lower our revenue, prevent us from maintaining profitability and diminish our brand strength.
If we are unable to maintain and enhance our brand recognition and reputation, our business and operating results will be harmed.
We believe that maintaining and enhancing our brand recognition and reputation is critical to our relationships with existing members, Territory Partners, veterinarians and others, and to our ability to attract new members, new Territory Partners, and additional supportive veterinarians. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our market continues to develop and mature. Our success in this area will depend on a wide range of factors, some of which are out of our control, including the following:

•	the efficacy and viability of our sales and marketing programs;

•	the perceived value of our subscription;

•	the quality of service provided, including the fairness, ease and timeliness of reviewing and paying veterinary invoices;

•	actions of our competitors, Territory Partners, veterinarians and others;

•	positive or negative publicity, including regulatory pronouncements and material on the Internet or social media;

•	regulatory and other government-related developments; and

•	litigation-related developments.
The promotion of our brand will require us to make substantial investments, and we anticipate that, as our market becomes increasingly competitive, these branding initiatives may become increasingly difficult and expensive. For instance, we have found that search engine optimization costs have increased as competitors have spent additional funds to promote their products in search results over us. Our brand promotion activities may not be successful or yield increased revenue, and to the extent that these activities result in increased revenue, the increased revenue may not offset the expenses we incur and our operating results could be harmed. If we do not successfully maintain and enhance our brand, our business may not grow and could be adversely affected, which would harm our business, operating results and financial condition.
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
Our business depends on our ability to maintain and scale the infrastructure necessary to operate our technology platform, which includes our analytics and pricing engine, systems for managing veterinary invoice payments, customer relationship management system, billing system, contact center phone system and website. We use these technology frameworks to price our subscriptions, enroll members, engage with current members and pay veterinary invoices. Our members review and purchase subscriptions through our website and contact center, and for those veterinary hospitals who have installed our patented proprietary software, we receive and pay veterinarian invoices directly through our software. Our reputation and ability to acquire, retain and serve our members depends on the reliable performance of our technology platform and the underlying network systems and infrastructure, and on providing best-in-class member service, including through our contact center and website. As our member base continues to grow, the amount of information collected and stored on the systems and infrastructure supporting our technology platform will continue to grow, and we expect to require an increasing amount of network capacity, computing power and information technology personnel to develop and maintain our technology platform and service our departments involved in member interaction.
We have made, and expect to continue to make, substantial investments in equipment and related network infrastructure to handle the operational demands on our technology platform, including increasing data collection, software development, traffic on our website and the volume of calls at our contact center. The operation of the systems and infrastructure supporting our technology platform is expensive and complex and could experience operational failures. In the event that our data collection, member base or amount of traffic on these systems grows more quickly than anticipated, we may be required to incur significant additional costs to increase the capacity in our systems. Further, our development and implementation activities may not be successful, may not be well-received by veterinarians or by new or existing members, particularly if they are costly, cumbersome or unreliable, and we may incur delays or cost overruns or elect to curtail our currently planned expenditures related to them. Even if our system improvements are well-received, they may be or become obsolete due to technological reasons or the availability of alternative solutions in the marketplace. If new solutions and enhancements are not successful on a long-term basis, we may not realize benefits from these investments, and our business and financial condition could be adversely affected.
In addition, any system failure that causes an interruption in or decreases the responsiveness of our services could impair our revenue-generating capabilities, harm our business and operating results and damage our reputation. In addition, any loss or mishandling of data could result in breach of confidence, competitive disadvantage or loss of members, and subject us to potential liability. Any failure of the systems and infrastructure that we rely on could negatively impact our enrollments as well as our relationship with members. If we do not maintain or expand the systems and infrastructure underlying our technology platform successfully, or if we experience operational failures, our reputation could be harmed and we could lose current and potential members, which could harm our operating results and financial condition.
If we fail to effectively manage our growth, our business, operating results and financial condition may suffer.
We have recently experienced, and expect to continue to experience, significant growth, which has placed, and may continue to place, significant demands on our management and our operational and financial systems and infrastructure. We expect that our growth strategy will require us to commit substantial financial, operational and technical resources and this commitment may also result in increased costs (such as member acquisition costs or costs associated with increases in the number or amounts of veterinary invoices received) generated by our business, which could prevent us from remaining profitable and could impair our ability to compete effectively for business. If we do not effectively manage growth at any time, our financial condition could be harmed and the quality of our services could suffer.
In order to successfully expand our business, we need to hire, integrate and retain highly skilled and motivated employees and continue to improve our existing systems for operational and financial management. These improvements could require significant capital expenditures and place increasing demands on our management. If we do not successfully implement improvements in these areas, our business, operating results and financial condition will be harmed.

Emerging claim and coverage issues may adversely affect our business.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge, including new or expanded theories of liability. These or other changes could impose new financial obligations on us by extending coverage beyond our underwriting intent or otherwise require us to make unplanned modifications to the products and services that we provide, or cause the delay or cancellation of products and services that we provide. In some instances, these changes may not become apparent until sometime after we have issued subscriptions that are affected by the changes. As a result, the full extent of liability under our subscriptions may not be known for many years after subscription begins.
Our operating results may vary, which could make period-to-period comparisons less meaningful, and make our future results difficult to predict.
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
Seasonal or periodic variations in the behavior of our members also may cause fluctuations in our financial results. Enrollment in our subscription tends to be discretionary in nature and may be sporadic, reflecting overall economic conditions, budgeting constraints, pet-buying patterns and a variety of other factors, many of which are outside our control. For example, we have experienced some effects of seasonal trends in visits to veterinarians in the fourth quarter and in the beginning of the first quarter of each year in connection with the traditional holiday season. While we believe seasonal trends have affected and will continue to affect our quarterly results, our growth may have overshadowed these effects to date. We believe that our business will continue to be subject to seasonality in the future, which may result in fluctuations in our financial results
Due to these and other factors, our financial results for any quarterly or annual period may not meet our expectations or the expectations of investors or analysts that follow our stock and may not be meaningful indications of our future performance.
Mergers or other strategic transactions involving our competitors could weaken our competitive position, which could adversely affect our ability to compete effectively and harm our results of operations.
Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could adversely affect our ability to compete effectively and lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our business, financial condition, cash flows and results of operations.
We depend on key personnel to operate our business and, if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.
Our success depends to a significant extent on the continued services of our current management team, including Darryl Rawlings, our founder and Chief Executive Officer. The loss of Mr. Rawlings or several other key executives or employees within a short time frame could have a material adverse effect on our business. We employ all of our executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we have provided stock options and restricted stock that vest over time and may in the future grant equity awards tied to company performance. The value to employees of stock options and restricted stock that vest over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to maintain their retention benefit or counteract offers from other companies. We would be adversely affected if we fail to adequately plan for the succession of our senior management and other key employees. Additionally, if we were to lose a large percentage of our current employees in a relatively short time period, or our employees were to engage in a work stoppage or unionize, we may be unable to hire and train new employees quickly enough to prevent disruptions in our operations, which may result in the loss of members, Territory Partners or referral sources.
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
We have and may continue to create, invest in or acquire complementary businesses, products, technologies and new lines of business. Our ability to successfully evaluate and manage investment opportunities, or make and integrate acquisitions or products, is unproven. For example, we have invested in a pet food initiative, and we believe that pet food may be an important part of our offerings over the long term. We do not have experience manufacturing, selling, or distributing food products and pet food manufacturing facilities and pet food products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the production, packaging, labelling, storage, distribution, quality, and safety of food products and the health and safety of employees.
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
If we do not spend our development budget efficiently or effectively on commercially successful and innovative offerings and products, we may not realize the expected benefits of our strategy. Further, our development efforts with respect to new products and offerings could distract management from current operations, and will divert capital and other resources from our more established products and offerings. If an investment or acquisition fails to meet our expectations, our business, operating results and financial condition may suffer.
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
A portion of our revenue is attributable to a variety of different types of strategic partnership arrangements. These partnerships involve various risks, depending on their structure, including the following:

•	we may be unable to maintain or secure favorable relationships with strategic partners;

•	our strategic partners may not be successful in creating leads;

•	we may be unable to convert leads from our strategic partners into enrolled pets;

•	our strategic partners could terminate their relationships with us;

•	our strategic partners may acquire or form alliances with our competitors, thereby reducing their business with us;

•	we may not experience a consistent correlation between revenues and expenditures related to the partnership; and

•	bad publicity and other issues faced by our strategic partners could negatively impact us.
Any inability to secure, maintain or effectively manage these complicated relationships with strategic partners could have a material adverse effect on our revenue and operating results.
Our business and financial condition is subject to risks related to our writing of policies unaffiliated third parties.
Our other business segment includes revenues and expenses involving contractual relationships with unaffiliated third parties and related marketing to enterprises. We have relatively limited experience in writing policies for unaffiliated third parties. This business is not expected to grow at the same rate as our core business and may decline. Changes to this business may be volatile due to the nature of the relationships. Further, this business historically has had, and we expect it to continue to have, lower margins than our core business. As a result of this line of business, we are subject to additional regulatory requirements and scrutiny, which increase our costs and risks, and may have an adverse effect on our operations. Further, administration of this business and any similar business in the future may divert our time and attention away from our core business, which could adversely affect our operating results in the aggregate.
For example, the pet insurance policies we write for general agents are subject to materially different terms and conditions than our subscription. They are typically annual policies with monthly payment terms, which can result in accounts receivable balances and payment timing patterns we do not experience in our subscription business. The relationships with these general agents may be terminated by either party and, if terminated, would result in a reduction in our revenue to the extent we cannot enter other relationships and generate equivalent revenue with different general agents. For the year ended December 31, 2019, premiums from policies sourced by general agents accounted for 14% of our total revenue, and one general agent sourced members whose premiums accounted for over 10% of our total revenue. Further, the unaffiliated general agents administer these policies and market them to consumers. If the general agents make operating decisions that adversely affect its business or brand, our business or brand could also be adversely affected.

In Canada, our medical plan is written by Omega General Insurance Company. If Omega were to terminate its underwriting arrangement with us, our business could be adversely affected.
In Canada, our pet insurance subscription is written by Omega, and we assume all premiums written by Omega and the related veterinary invoice expense through an agency agreement and a fronting and administration agreement. If Omega were to terminate our agreement or be unable to write insurance for regulatory or other reasons, we may have to terminate subscriptions with our existing Canadian members, or suspend member enrollment and renewals in Canada until we enter into a relationship with another third party to write our subscription or we set up an entity able to perform this service, which may take a significant amount of time and require significant expense. We may not be able to enter into a new relationship, and any new relationship would likely be on less favorable terms. Any delay in entry into a new relationship or suspension of member enrollment and renewals could have a material adverse effect on our operating results and financial condition.
Changes in the foreign exchange rates may adversely affect our revenue and operating results.
We offer our subscription in Canada and in the future may offer it in other countries, which exposes us to the risk of changes in currency exchange rates. For the year ended December 31, 2019, approximately 18% of our total revenue was generated in Canada. Fluctuations in the relative strength of the US dollar has in the past and could in the future adversely affect our revenue and operating results.
We may decide to set up multiple insurance subsidiaries, which may complicate our business and harm our results of operations.
Currently, APIC, our wholly owned subsidiary, underwrites memberships for our U.S. subscription product, and Omega, a third party, underwrites memberships for our Canadian subscription product. We are in the process of setting up additional wholly owned insurance companies in the U.S. and Canada to underwrite our subscription and in the future we may decide to set up and operate additional wholly-owned insurance companies in the U.S., Canada or a different country. The pursuit of acquiring or forming a new insurance subsidiary may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the formation or acquisition is completed. Further, even if we are successful in forming or acquiring a new insurance subsidiary we may not achieve the anticipated benefits. In addition, we may require additional capital to meet our risk-based capital requirements for the new insurance subsidiaries and will be subject to additional regulatory scrutiny in the jurisdiction of incorporation and any additional jurisdictions the insurance subsidiary operates. Failure to comply with laws, regulations and guidelines applicable to a new insurance subsidiary could result in significant liability, result in the loss of revenue and otherwise harm our business, operating results and financial condition.
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
Our data repository contains proprietary information that we believe gives us a competitive advantage, including data on veterinary invoices received and other data with respect to members, Territory Partners, veterinarians and other third parties. We also collect and utilize demographic and other information from and about our members when they visit our website, call our contact center and apply for enrollment. Further, we use tracking technologies, including “cookies,” to help us manage and track our members’ interactions and deliver relevant advice and advertising. Security breaches could expose us to a risk of loss of our data and/or disclosure of this data, either publicly or to a third party who could use the information to gain a competitive advantage. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. In the event of a loss of our systems or data, we could experience increased costs, delays, legal liability and reputational harm, which in turn may harm our financial condition, damage our brand and result in the loss of members. Such a disclosure also could lead to litigation and possible liability.
In the course of operating our business, we store and/or transmit our members’ confidential information, including credit card and bank account numbers and other private information. Because the methods used to obtain unauthorized access to private information change frequently and may be difficult to detect for long periods of time, security breaches would expose us to a risk of loss of this information, litigation and possible liability. Our payment services are similarly susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud.
If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to our data, including data of our members, our reputation may be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the public perception of the effectiveness of our security measures could be harmed.
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

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard (PCI DSS), a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. Although we are currently compliant with PCI DSS, in the past we were not, and in the future we may not be, fully or materially compliant with PCI DSS, or other payment card operating rules. Any failure to comply with the PCI DSS in the future may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks. Such failure to comply may subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. In addition, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.
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
We have limited experience owning an office building and may face unexpected costs.
In August 2018, we purchased our home office building. Prior to this purchase, we had no experience owning an office building. It is difficult to predict all costs associated with maintaining the building and ensuring it is suitable for our use and that of other tenants and maintain compliance with all environmental and other regulations applicable to ownership of real estate. It is possible that the other current tenants in the building may cease to rent space in the building, which would decrease rental income we expect to receive from them. We recently learned that one tenant has decided not to continue leasing space in the building and we are evaluating use of the newly vacant space. Tenants may also negotiate tenant improvements, requiring capital expenditures that may adversely impact our financial position. In addition, we may identify structural defects or other conditions, or we may determine that remodeling or renovations are necessary given our business operations and objectives. Managing tenants, maintaining the building, and otherwise facing the costs and responsibilities of being the owner of a building may be a distraction from our core business and cause our performance to suffer.
Failure to adequately protect our intellectual property could substantially harm our business and operating results.
We rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks and domain names, as well as contractual restrictions, to establish and protect our patented proprietary software and our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, pricing analytics, technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. If we continue to expand internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States, which may be expensive and divert management’s attention away from other operations.
Our proprietary software is protected by patents. These patents may not be sufficient to maintain effective product exclusivity because patent rights are limited in time and do not always provide effective protection. Furthermore, our efforts to enforce or protect our patent rights may be ineffective, could result in substantial costs and diversion of resources, could result in the invalidation of our patent rights, and could substantially harm our operating results. Even where our patents rights are enforced, legal remedies available for harm caused to us by infringing products may be inadequate to make us whole. Further, our successful assertion of our patent against one competing product is not necessarily predictive of our future success or failure in asserting the same patent against a second competing product. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available. However, the life of a patent, and the protection it affords, is limited. Once the patent life has expired for our software, our competitors will be able to use our patented technology.

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
Third parties have in the past and may in the future claim that our services or technologies infringe or otherwise violate their intellectual property rights. We may be subject to legal proceedings and claims, including claims of alleged infringement by us of the intellectual property rights of third parties. Any dispute or litigation regarding intellectual property could be expensive and time consuming, regardless of the merits of any claim, and could divert our management and key personnel from our operations.
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
We utilize intellectual property and technology owned and/or hosted by third parties in developing and operating our technology platform and operating our business. From time to time, we may be required to renegotiate with these third parties or negotiate with other third parties to include or continue using their intellectual property or technology in our existing technology platform or business operations or in modifications or enhancements to our technology platform or business operations. We may not be able to obtain the necessary rights from these third parties on commercially reasonable terms, or at all, and the third-party intellectual property and technology we use or desire to use may not be appropriately supported, maintained or enhanced by the third parties. If we are unable to obtain the rights necessary to use or continue to use third-party intellectual property and technology in our operations, or if those third parties are unable to support, maintain and enhance their intellectual property and technology, we could experience increased costs or delays, which in turn may harm our financial condition, damage our brand and result in the loss of members.
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

We cannot predict the outcome of these actions or proceedings, and the cost of defending such actions or proceedings could be material. Further, defending such actions or proceedings could divert our management and key personnel from our business operations. If we are found liable in any action or proceeding, we may have to pay substantial damages or fines, which may have a material adverse effect on our business, operating results, financial condition and prospects. More critically, an adverse result from a proceeding could require us to change the way we conduct our business, including our marketing and promotional practices, and such a result may have a greater adverse effect on our business than monetary damages or fines. There may also be negative publicity associated with litigation or regulatory proceedings that could harm our reputation or decrease acceptance of our services. These claims may be costly to defend and may result in assessment of damages, adverse tax consequences and harm to our reputation.
Covenants in the credit agreement governing our revolving line of credit may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely affected.
The credit agreement governing our revolving line of credit contains various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments, and engage in transactions with our affiliates. Our credit agreement also contains certain financial covenants. Our ability to meet these restrictive covenants can be affected by events beyond our control. Our credit agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare any future amounts outstanding under our credit agreement to be immediately due and payable. If we are unable to repay those amounts, our financial condition could be adversely affected.
Any indebtedness we incur could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy any of our debt service obligations.
As of December 31, 2019, we had $26.2 million outstanding indebtedness under our revolving line of credit and may incur indebtedness in the future, including any additional borrowings available under our revolving line of credit. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could have adverse consequences, including the following:

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
Our ability to borrow any funds needed to operate and expand our business will depend in part on our ability to generate cash. If our business does not generate sufficient cash flow from operating activities or if future borrowings, under our revolving credit facility or otherwise, are not available to us in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition and ability to expand our business and meet our risk-based capital requirements may be adversely affected.
We may have additional tax liabilities.
We are subject to income tax, premium tax, transaction tax and other taxes in the U.S. and foreign jurisdictions. Judgment is required in determining our provision for income taxes, premium tax, transaction tax and other taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Further, we often make elections for tax purposes which may ultimately not be upheld. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation in the jurisdictions where we are subject to taxation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our consolidated financial statements in the period or periods in which that determination is made.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2019, we had U.S. federal net operating loss carryforwards of approximately $130.3 million that will begin to expire in 2027. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Pursuant to Sections 382 and 383 of the Code, annual use of our net operating loss carryforwards and credit carryforwards may be limited by previous and future ownership changes.
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
As part of our growth plan, we have explored, and expect to continue to explore, opportunities to expand our operations internationally. For instance, we recently entered the Australian market through a joint venture and we may enter other countries. We have no history of marketing, selling, administrating and supporting our subscription for consumers outside of the United States, Canada, and Puerto Rico. In general, international sales and operations may be subject to a number of risks, including the following:

•	regulatory rules and practices, foreign exchange controls, tariffs, tax laws and treaties that are different than those we operate under currently;

•	the costs and resources required to modify our subscription appropriately to suit the needs and expectations of residents and veterinarians in such foreign countries;

•
our data analytics platform may have limited applicability in foreign countries, which may impact our ability to develop adequate underwriting criteria and accurately price subscriptions in such countries;

•	increased expenses incurred in establishing and maintaining office space and equipment for our international operations;

•	technological incompatibility between our patented proprietary software and software used by veterinarians;

•
difficulties in modifying our business model or subscription in a manner suitable for any particular foreign country, including any modifications to our Territory Partner model to the extent we determine that our existing model is not suitable for use in foreign countries;

•	our lack of experience in marketing to consumers and veterinarians and online marketing in foreign countries;

•	our relative lack of industry connections in many foreign countries;

•
difficulties in managing operations due to language barriers, distance and time zone differences, staffing, cultural differences and business infrastructure constraints, including difficulty in obtaining foreign and domestic visas;

•	the uncertainty of protection for intellectual property rights in some countries; and

•	general economic and political conditions in these foreign markets.
These and other factors could harm our ability to gain future international revenue and, consequently, materially impact our business and operating results. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources, detracting from management attention and financial resources otherwise available to our existing business. Our failure to successfully manage our international operations and the associated risks effectively could limit the future growth of our business and could have an adverse effect on our operating results and financial condition.
Risks Related to Compliance with Laws and Regulations
We may not maintain the amount of risk-based capital required to avoid additional regulatory oversight, which may adversely affect our ability to operate our business.
Memberships in our U.S. subscription product are underwritten by APIC. APIC is an insurance company domiciled in the state of New York and licensed by the New York Department of Financial Services (NY DFS). Regulators in the states in which we do business impose risk-based capital requirements on APIC that generally are approved by the National Association of Insurance Commissioners (NAIC) to ensure APIC maintains reasonably appropriate levels of surplus to protect our members against adverse developments in APIC’s financial circumstances, taking into account the risk characteristics of our assets, liabilities and certain other items. Generally, state insurance regulators will compare, on an annual basis as of December 31 or more often as deemed necessary, an insurer’s total adjusted capital and surplus to assess an insurer’s capital adequacy. If an insurer’s risk-based capital falls below a specific threshold, the regulator may take action, which can range from directing an insurer to propose a plan to increase its capital to an acceptable level to placing the insurer under regulatory control.
Applicable regulations regarding risk-based capital may change, and/or the NY DFS may increase APIC’s required levels of risk-based capital in the future. Regardless, we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollment continues to grow. Additionally, a reduction in our risk-based capital may result in a breach of various contractual relationships, including, for example, with the unaffiliated general agents for which we write pet insurance policies, which may give such parties the ability to cancel their contracts with us and/or sue us for damages related to our risk-based capital levels, which could have a material adverse effect on our financial condition.
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
Our business is heavily regulated, and if we fail to comply with the numerous applicable laws and regulations our business and operating results could be harmed.
The sale of medical insurance for cats and dogs, which is considered a type of property and casualty insurance in most jurisdictions, is heavily regulated by federal, state, provincial and territorial governments in each jurisdiction in which we operate. In the United States, state insurance regulators are charged with protecting policyholders and have broad regulatory, supervisory and administrative powers over our business practices. Because we do business in all 50 states, the District of Columbia, all Canadian provinces and territories, and Puerto Rico, compliance with insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:

•	grant and revoke licenses to transact insurance business;

•	conduct inquiries into the insurance-related activities and conduct of agents and agencies and others in the sales, marketing and promotional channels;

•	require and regulate disclosure in connection with the sale and solicitation of insurance policies;

•	authorize how, by which personnel and under what circumstances insurance premiums can be quoted and published and an insurance policy sold;

•	regulate how sales incentives may be structured;

•	regulate the content of insurance-related advertisements, including web pages, and other marketing practices;

•	approve policy forms, require specific benefits and benefit levels;

•	regulate premium rates;

•	impose fines and other penalties; and

•	impose continuing education requirements.
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
Due to the complexity, periodic modification and differing interpretations of insurance laws and regulations, we have not always been, and we may not always be, in compliance with them. A regulator’s interpretation of existing laws or regulations may change without notice. Failure to comply with insurance laws, regulations and guidelines or other laws and regulations applicable to our business could result in significant liability, additional department of insurance licensing requirements, the revocation of licenses in a particular jurisdiction or our inability to sell subscriptions, which could significantly increase our operating expenses, result in the loss of our revenue and otherwise harm our business, operating results and financial condition.
Moreover, because adverse regulatory actions in one jurisdiction must be reported to other jurisdictions, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions.

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
States may adopt new laws that may adversely affect our operating results and financial condition.
The NAIC may draft model laws that focus on medical insurance for pets. States may enact new laws to adopt what the NAIC drafts, or a state may enact its own new laws or regulations that could affect our industry. Many states have and may continue to consider proposed legislation that could significantly affect our operations, including, for example, our ability to effect rate increases, to cancel or not issue existing policies, or how to market our product. Implementing changes in order to comply with new laws or regulations could also be time-consuming and costly.
We may not receive approval for changes to an existing product, for a proposed new product, for pricing changes, or we may not receive such approvals in a timely manner.
Most states require licensure and regulatory approval prior to marketing new insurance products or changing premiums for existing products. From time to time, we seek to make updates to our existing subscription product. We may also introduce new products that make changes that are more extensive to the product approved in a state. With respect to pricing, our practice has been to regularly reevaluate the price of our subscriptions, with any pricing changes implemented at least annually, subject to the review and approval of the state regulators, who may reduce or disallow our pricing changes. Such review has often in the past resulted, and may in the future result, in delayed implementation of pricing changes and prevent us from making changes we believe are necessary to achieve our targeted payout ratio, which could adversely affect our operating results and financial condition. A delayed approval may require us to raise rates more quickly than we otherwise may desire. This could damage our reputation with our members and reduce our retention rates, which could significantly damage our brand, result in the loss of expected revenue and otherwise harm our business, operating results and financial condition.
We may be affected by mandatory participation in plans that could result in contributions from insurance subsidiaries we own.
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
Insurance regulations generally require that each individual who sells, solicits or negotiates insurance on our behalf must maintain a valid license in the jurisdiction in which the activity occurs. Regulations also generally prohibit paying an insurance commission to an unlicensed person or entity. Regulations may also require certain individuals who process claims to be licensed. These requirements are subject to a variety of interpretations between jurisdictions. We may not interpret and apply the requirements in the same manner as all applicable regulators, and, even if we have, the requirements or regulatory interpretations of those requirements may change. Regulators have in the past and/or may in the future determine that certain of our personnel or third parties were performing licensable activities without the required license, including for example a veterinary hospital employee. If such persons were not in fact licensed in any such jurisdiction, we could become subject to conviction for an offense or the imposition of an administrative penalty, and liable for significant penalties. Regulators may also deem payments we make to an unlicensed entity or person to be improper. We would also likely be required to modify our business practices and/or sales and marketing programs, or license the affected individuals, which may be impractical or costly and time-consuming to implement. Any modification of our business or marketing practices in response to regulatory licensing requirements could harm our business, operating results or financial condition.

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
Law and regulations of the Internet, email and texting could adversely affect our business.
Many laws governing general commerce on the Internet remain unsettled and it may take years to fully determine whether and how existing laws such as those governing insurance, intellectual property, privacy and taxation apply to the Internet. In addition, the growth and development of the market for electronic commerce and Internet-related pet insurance advertisements and transactions may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business and selling subscriptions over the Internet. Any new laws or regulations or new interpretations of existing laws or regulations relating to the Internet could harm our business and we could be forced to incur substantial costs in order to comply with them, which would harm our business, operating results and financial condition.

Additionally, we use phone solicitation, email and texting to market our services to potential members and/or as a means of communicating with our existing members. The laws and regulations governing the use of phone solicitation, email and texting continue to evolve, and the growth and development of the market for commerce over the Internet may lead to the adoption of additional legislation. Failure to comply with existing or new laws regarding phone solicitation, text or electronic communications with members could lead to significant damages. We have incurred, and will continue to incur, expenses in our efforts to comply with electronic messaging laws. If new laws or regulations are adopted, or existing laws and regulations are interpreted, to impose additional restrictions on our ability to send email to our members or potential members, we may not be able to communicate with them in a cost-effective manner. In addition to legal restrictions on the use of email for commercial purposes, Internet and email service providers and others attempt to block the transmission of unsolicited email, commonly known as “spam.” Many service providers have relationships with organizations whose purpose it is to detect and notify the Internet and email service providers of entities that the organization believes are sending unsolicited email. If an Internet or email service provider identifies messaging and email from us as “spam” as a result of reports from these organizations or otherwise, we could be placed on a restricted list that will block our emails to members or potential members. If we are restricted or unable to communicate by phone, text or email with our members and potential members as a result of legislation, blockage or otherwise, our business, operating results and financial condition would be harmed.
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
Our segregated account in Bermuda, WICL segregated account AX, could be adversely impacted by regulatory compliance of an unaffiliated third party.
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
Our accounting is becoming more complex, and relies upon estimates or judgments relating to our critical accounting policies. If our accounting is erroneous or based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and also to comply with many complex requirements and standards. We devote substantial resources to compliance with accounting requirements and we base our estimates on our best judgment, historical experience, information derived from third parties, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. However, various factors are causing our accounting to become complex, such as our recent building acquisition, our investments in strategic opportunities and our test expansion into foreign markets. Ongoing evolution of our business may compound these complexities. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors or guidance we may have provided, resulting in a decline in our stock price and potential legal claims. Significant judgments, assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, business combinations, and income taxes.
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

•	the net increases in the number of members, either independently or as compared with published expectations of industry, financial or other analysts that cover our company;

•	announcements of changes to our subscription, strategic alliances, acquisitions or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	the economy as a whole and market conditions in our industry;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;

•	the number of shares of our stock trading on a regular basis; and

•	any other factors discussed in these risk factors.
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
We have never declared or paid any cash dividends on our common stock. Other than potential repurchases of our common stock, we currently intend to retain all available funds and any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends on our common stock is limited by the terms of our credit agreement, APIC’s ability to pay dividends is limited by New York state insurance laws, and WICL Segregated Account AX’s ability to pay dividends is limited by our agreements with WICL as well as WICL’s regulatory requirements. Any return to stockholders will therefore be limited to the increase, if any, of our stock price.
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
Holders of Record
As of February 6, 2020, there were 44 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.
Securities Authorized for Issuance under Equity Compensation Plans
The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2020. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.
This chart compares the stockholder return on an investment of $100 over the five years from December 31, 2014 through December 31, 2019 for (1) our common stock, (2) the S&P Small Cap 600 Index, (3) the NASDAQ-100 Technology Sector Index, and (4) the Russell 2000 Index. All values assume the reinvestment of any dividends; however, no dividends have been declared on our common stock to date. The stockholder return on the following graph is not necessarily indicative of future performance.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Trupanion Inc.	$60.79	$85.61	$136.14	$256.75	$223.33	$322.46
S&P Small Cap 600 Index	$104.67	$101.16	$126.19	$140.99	$127.24	$153.78
NASDAQ-100 Technology Sector Index	$108.80	$106.25	$131.81	$180.16	$170.27	$250.03
Russell 2000 Index	$104.61	$98.63	$117.85	$133.34	$117.10	$144.51

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated statements of operations data:
Revenue:
Subscription business	$321,163	$263,738	$218,354	$173,356	$133,406
Other business	62,773	40,218	24,313	14,874	13,557
Total revenue	383,936	303,956	242,667	188,230	146,963
Cost of revenue:
Subscription business(1)	262,139	215,992	176,883	141,321	109,428
Other business	56,873	36,598	22,734	13,621	12,306
Total cost of revenue	319,012	252,590	199,617	154,942	121,734
Gross profit:
Subscription business	59,024	47,746	41,471	32,035	23,978
Other business	5,900	3,620	1,579	1,253	1,251
Total gross profit	64,924	51,366	43,050	33,288	25,229
Operating expenses:
Technology and development(1)	10,074	9,248	9,768	9,534	11,215
General and administrative(1)	20,967	18,164	16,820	15,205	15,558
Sales and marketing(1)	35,451	24,999	19,104	15,247	15,231
Total operating expenses	66,492	52,411	45,692	39,986	42,004
Gain (loss) from investment in joint venture	(352)	—	—	—	—
Operating loss	(1,920)	(1,045)	(2,642)	(6,698)	(16,775)
Interest expense	1,349	1,198	533	218	325
Other (income) expense, net	(1,629)	(1,309)	(1,244)	(58)	(9)
Loss before income taxes	(1,640)	(934)	(1,931)	(6,858)	(17,091)
Income tax expense (benefit)	169	(7)	(428)	38	114
Net loss	$(1,809)	$(927)	$(1,503)	$(6,896)	$(17,205)

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenue	$1,050	$927	$594	$275	$263
Technology and development	364	209	216	246	404
General and administrative	3,312	2,304	1,887	1,893	1,889
Sales and marketing	2,120	1,335	722	532	446
Total stock-based compensation expense	$6,846	$4,775	$3,419	$2,946	$3,002

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$29,168	$26,552	$25,706	$23,637	$17,956
Short-term investments	69,732	54,559	37,590	29,570	25,288
Working capital	67,196	54,773	40,692	34,729	30,016
Total assets	257,200	207,510	105,859	82,345	70,917
Current and long-term debt	26,086	12,862	9,324	4,767	—
Total liabilities	120,440	78,337	57,425	37,630	25,561
Common stock and additional paid-in capital	232,731	219,838	134,511	129,574	122,844
Accumulated deficit	(85,520)	(83,711)	(82,784)	(81,281)	(74,385)
Total stockholders' equity	136,760	129,173	48,434	44,715	45,356

	Year Ended December 31,
	2019	2018	2017	2016	2015
Other operational data(1):
Total Business:
Total pets enrolled (at period end)	646,728	521,326	423,194	343,649	291,818
Subscription Business:
Total subscription pets enrolled	494,026	430,770	371,683	323,233	272,636
Monthly average revenue per pet	$57.52	$54.34	$52.07	$47.82	$45.04
Lifetime value of a pet, including fixed expenses	$523	$449	$409	$290	$95
Average pet acquisition cost (PAC)(2)	$212	$164	$152	$123	$132
Average monthly retention	98.58%	98.60%	98.63%	98.60%	98.64%

(1) For more information about how we calculate total pets enrolled, total subscription pets enrolled, monthly average revenue per pet, lifetime value of a pet, including fixed expenses, average pet acquisition cost and average monthly retention, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics.”
(2) Average pet acquisition cost is calculated in part based on net acquisition cost, a non-GAAP financial measure. For more information about net acquisition cost and a reconciliation of sales and marketing expenses to net acquisition cost, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.
This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
We operate in two business segments: subscription business and other business. We generate revenue in our subscription business segment primarily from subscription fees for our medical insurance, which we market to consumers. Fees are paid at the beginning of each subscription period, which automatically renews on a monthly basis. We generate revenue in our other business segment by writing policies on behalf of third parties. We do not undertake the marketing efforts for these policies and have a business-to-business relationship with these third parties. Our other business segment also includes revenue from companies or organizations that choose to offer medical insurance for cats and dogs as a benefit to their employees or members, and contracts include multiple pets. The products in our other business segment may be materially different from our subscription business. Our ultimate goal is to build the Trupanion brand by continuing to offer the highest value proposition in the industry and maintain strong alignment with the veterinary community. We believe our activities in our other business segment benefit the overall market for pet medical insurance by expanding upon product options and distribution models within other market niches.
We generate leads for our subscription business through both third-party referrals and direct-to-consumer acquisition channels, which we then convert into members through our website and contact center. Veterinary hospitals represent our largest referral source. We engage our Territory Partners to have face-to-face visits with veterinarians and their staff. Territory Partners are dedicated to cultivating direct veterinary relationships and building awareness of the benefits of high quality medical insurance to veterinarians and their clients. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, Trupanion. We also receive a significant number of new leads from existing members adding pets and referring their friends and family members. Our direct-to-consumer acquisition channels serve as important resources for pet owner education and drive new member leads and conversion. We monitor average pet acquisition cost to evaluate the efficiency of our sales and marketing programs in acquiring new members and measure effectiveness based on our desired return on investment.
Key Operating Metrics
The following tables set forth our key operating metrics for the periods ended December 31, 2019, 2018 and 2017, and for each of the last eight fiscal quarters.

	Year Ended December 31,
	2019	2018	2017
Total Business:
Total pets enrolled (at period end)	646,728	521,326	423,194
Subscription Business:
Total subscription pets enrolled (at period end)	494,026	430,770	371,683
Monthly average revenue per pet	$57.52	$54.34	$52.07
Lifetime value of a pet, including fixed expenses	$523	$449	$409
Average pet acquisition cost (PAC)	$212	$164	$152
Average monthly retention	98.58%	98.60%	98.63%

	Period Ended
	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
Total Business:
Total pets enrolled (at period end)	646,728	613,694	577,686	548,002	521,326	497,942	472,480	446,533
Subscription Business:
Total subscription pets enrolled (at period end)	494,026	479,427	461,314	445,148	430,770	416,527	401,033	385,640
Monthly average revenue per pet	$58.58	$58.12	$57.11	$56.13	$55.15	$54.55	$53.96	$53.62
Lifetime value of a pet, including fixed expenses	$523	$511	$482	$471	$449	$435	$431	$419
Average pet acquisition cost (PAC)	$222	$208	$213	$205	$186	$155	$150	$165
Average monthly retention	98.58%	98.59%	98.57%	98.58%	98.60%	98.61%	98.64%	98.63%
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
Lifetime value of a pet, including fixed expenses. Lifetime value of a pet, including fixed expenses, is calculated based on gross profit from our subscription business segment for the 12 months prior to the period end date excluding stock-based compensation expense related to cost of revenue from our subscription business segment, sign-up fee revenue and the change in deferred revenue between periods. This amount is also reduced by the fixed expenses related to our subscription business, which are the pro-rata portion of general and administrative and technology expenses, less stock-based compensation and depreciation, based on revenues. This amount, on a per pet basis, is multiplied by the implied average subscriber life in months. Implied average subscriber life in months is calculated as the quotient obtained by dividing one by one minus the average monthly retention rate. We monitor lifetime value of a pet, including fixed expenses, to estimate the value we might expect from new pets over their implied average subscriber life in months, if they behave like the average pet in that respective period. When evaluating the amount of sales and marketing expenses we may want to incur to attract new pet enrollments, we refer to the lifetime value of a pet, including fixed expenses, as well as our estimated internal rate of return calculation for an average pet, which also includes an estimated surplus capital charge, to inform the amount of acquisition spend in relation to the estimated payback period.
Starting with the year ended December 31, 2019, we have modified our calculation of lifetime value of a pet (LVP) to include fixed expenses in order to make this a more fulsome metric when evaluating the payback period compared to pet acquisition cost. The following table reflects the reconciliation of our historical presentation of LVP to lifetime value of a pet, including fixed expenses, for our subscription business in the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Lifetime value of a pet (LVP)	$753	$710	$727
Minus: fixed expenses per pet	230	261	318
Lifetime value of a pet, including fixed expenses	$523	$449	$409

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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of December 31, 2019 is an average of each month’s retention from January 1, 2019 through December 31, 2019. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.
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
The following tables reflect the reconciliation of net acquisition cost to sales and marketing expense (in thousands):

	Year Ended December 31,
	2019	2018	2017
Sales and marketing expense	$35,451	$24,999	$19,104
Net of sign-up fee revenue	(2,957)	(2,587)	(2,169)
Excluding:
Stock-based compensation expense	(2,120)	(1,335)	(722)
Other business segment sales and marketing expense	(414)	(377)	(218)
Net acquisition cost	$29,960	$20,700	$15,995

	Period Ended
	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
Sales and marketing expense	$9,212	$9,255	$8,757	$8,227	$6,994	$6,365	$5,702	$5,938
Net of sign-up fee revenue	(730)	(790)	(734)	(703)	(655)	(693)	(624)	(616)
Excluding:
Stock-based compensation expense	(547)	(577)	(567)	(429)	(355)	(358)	(349)	(273)
Other business segment sales and marketing expense	(152)	(94)	(38)	(130)	(102)	(99)	(88)	(87)
Net acquisition cost	$7,783	$7,794	$7,418	$6,965	$5,882	$5,215	$4,641	$4,962

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
Investment in pet acquisition. We have made and plan to continue to make significant investments to grow our member base. Our net acquisition cost and the number of new members we enroll depends on a number of factors, including the amount we elect to invest in sales and marketing activities in any particular period in the aggregate and by channel, the frequency of existing members adding a pet or referring their friends or family, effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied, and in the future may significantly vary, from period to period based upon specific marketing initiatives and estimated rates of return on pet acquisition spend. We also regularly test new member acquisition channels and marketing initiatives, which may be more expensive than our traditional marketing channels and may increase our average acquisition costs. We continually assess our sales and marketing activities by monitoring the estimated return on PAC spend both on a detailed level by acquisition channel and in the aggregate.
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
Geographic mix of sales. The relative mix of our business between the United States and Canada impacts the monthly average revenue per pet we receive. Prices for our plan in Canada are generally higher than in the United States (in local currencies), which is consistent with the relative cost of veterinary care in each country. As our mix of business between the United States and Canada changes, our metrics, such as our monthly average revenue per pet, and our exposure to foreign exchange fluctuations will be impacted. Any expansion into other international markets could have similar effects.
Other business segment. Our other business segment primarily includes revenue and expenses related to policies written on behalf of third parties. This segment includes products that have been in the past, and may be in the future, materially different from our subscription. Our relationships in our other business segment are generally subject to termination provisions and are non-exclusive. Accordingly, we cannot control the volume of business, even if a contract is not terminated. Loss of an entire program via contract termination could result in the associated policies and revenues being lost over a period of 12 to 18 months, which could have a material impact on our results of operations. We may enter into additional relationships in the future to the extent we believe they will be profitable to us, which could also impact our operating results.

Results of Operations
The following tables set forth our results of operations for the periods presented both in absolute dollars and as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenue:
Subscription business	$321,163	$263,738	$218,354
Other business	62,773	40,218	24,313
Total revenue	383,936	303,956	242,667
Cost of revenue:
Subscription business(1)	262,139	215,992	176,883
Other business	56,873	36,598	22,734
Total cost of revenue	319,012	252,590	199,617
Gross profit:
Subscription business	59,024	47,746	41,471
Other business	5,900	3,620	1,579
Total gross profit	64,924	51,366	43,050
Operating expenses:
Technology and development(1)	10,074	9,248	9,768
General and administrative(1)	20,967	18,164	16,820
Sales and marketing(1)	35,451	24,999	19,104
Total operating expenses	66,492	52,411	45,692
Gain (loss) from investment in joint venture	(352)	—	—
Operating loss	(1,920)	(1,045)	(2,642)
Interest expense	1,349	1,198	533
Other income, net	(1,629)	(1,309)	(1,244)
Loss before income taxes	(1,640)	(934)	(1,931)
Income tax expense (benefit)	169	(7)	(428)
Net loss	$(1,809)	$(927)	$(1,503)

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenue	$1,050	$927	$594
Technology and development	364	209	216
General and administrative	3,312	2,304	1,887
Sales and marketing	2,120	1,335	722
Total stock-based compensation expense	$6,846	$4,775	$3,419

	Year Ended December 31,
	2019	2018	2017
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	83	83	82
Gross profit	17	17	18
Operating expenses:
Technology and development	3	3	4
General and administrative	5	6	7
Sales and marketing	9	8	8
Total operating expenses	17	17	19
Operating loss	(1)	—	(1)
Interest expense	—	—	—
Other (income) expense, net	—	—	(1)
Loss before income taxes	—	—	(1)
Income tax expense (benefit)	—	—	—
Net loss	—%	—%	(1)%

	Year Ended December 31,
	2019	2018	2017
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%
Subscription business cost of revenue	82	82	81
Subscription business gross profit	18%	18%	19%

Comparison of the years ended December 31, 2019, 2018, and 2017
Revenue

	Year Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$321,163	$263,738	$218,354	22%	21%
Other business	62,773	40,218	24,313	56	65
Total revenue	$383,936	$303,956	$242,667	26	25
Percentage of Revenue by Segment:
Subscription business	84%	87%	90%
Other business	16	13	10
Total revenue	100%	100%	100%

Total pets enrolled (at period end)	646,728	521,326	423,194	24	23
Total subscription pets enrolled (at period end)	494,026	430,770	371,683	15	16
Monthly average revenue per pet	$57.52	$54.34	$52.07	6	4
Average monthly retention	98.58%	98.60%	98.63%

Year ended December 31, 2019 compared to year ended December 31, 2018. Total revenue increased by $80.0 million to $383.9 million for the year ended December 31, 2019, or 26%. Revenue from our subscription business segment increased by $57.4 million to $321.2 million for the year ended December 31, 2019, or 22%. This increase was primarily due to a 15% increase in total subscription pets enrolled as of December 31, 2019 compared to December 31, 2018 and increased average revenue per pet of 6% for the same period. Increases in pricing were due to the increased cost and utilization of veterinary care. Revenue from our other business segment increased by $22.6 million to $62.8 million for the year ended December 31, 2019, or 56%, primarily due to the increase in enrolled pets in this segment.

Cost of Revenue

	Year Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$232,415	$191,051	$155,554	22%	23%
Other cost of revenue	29,724	24,941	21,329	19	17
Total cost of revenue	262,139	215,992	176,883	21	22
Gross profit	59,024	47,746	41,471	24	15
Other business:
Veterinary invoice expense	38,532	23,488	14,568	64	61
Other cost of revenue	18,341	13,110	8,166	40	61
Total cost of revenue	56,873	36,598	22,734	55	61
Gross profit	$5,900	$3,620	$1,579	63	129

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	72%	72%	71%
Other cost of revenue	9	9	10
Total cost of revenue	82	82	81
Gross profit	18	18	19
Other business:
Veterinary invoice expense	61	58	60
Other cost of revenue	29	33	34
Total cost of revenue	91	91	94
Gross profit	9	9	6

Total pets enrolled (at period end)	646,728	521,326	423,194	24	23
Total subscription pets enrolled (at period end)	494,026	430,770	371,683	15	16
Monthly average revenue per pet	$57.52	$54.34	$52.07	6	4

Year ended December 31, 2019 compared to year ended December 31, 2018. Cost of revenue for our subscription business segment was $262.1 million, or 82% of revenue, for the year ended December 31, 2019, compared to $216.0 million, or 82%, of revenue for the year ended December 31, 2018. This $46.1 million increase in subscription cost of revenue was primarily the result of a 15% increase in subscription pets enrolled and an increase of 6% in veterinary invoice expense per pet due to increases in the cost and utilization of veterinary care. Cost of revenue for our other business segment increased by $20.3 million, or 55%, to $56.9 million for the year ended December 31, 2019, primarily due to the increase in enrolled pets in this segment.

Technology and Development Expenses

	Year Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(in thousands, except percentages)
Technology and development	$10,074	$9,248	$9,768	9%	(5)%
Percentage of total revenue	3%	3%	4%

Year ended December 31, 2019 compared to year ended December 31, 2018. Technology and development expenses increased by $0.8 million, or 9%, to $10.1 million for the year ended December 31, 2019. The change was primarily due to a $1.0 million increase in compensation and third party contractor expenses, net of capitalization, partially offset by a $0.4 million decrease in depreciation and amortization expenses. Technology and development expenses remained consistent at 3% as a percentage of revenue year over year.

General and Administrative Expenses

	Year Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(in thousands, except percentages)
General and administrative	$20,967	$18,164	$16,820	15%	8%
Percentage of total revenue	5%	6%	7%
Year ended December 31, 2019 compared to year ended December 31, 2018. General and administrative expenses increased by $2.8 million, or 15%, to $21.0 million for the year ended December 31, 2019. The change was primarily due to a $3.1 million increase in compensation expenses, a $0.8 million increase in professional service fees, and a $1.5 million increase in depreciation expense mainly due to owning our home office building since August 2018, partially offset by a total of $2.6 million in savings from additional lease income and less rental expense. General and administrative expenses decreased from 6% to 5% as a percentage of revenue for the year ended December 31, 2019, as we experienced scale in our support functions.

Sales and Marketing Expenses

	Year Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(in thousands, except pet and per pet data)
Sales and marketing	$35,451	$24,999	$19,104	42%	31%
Percentage of total revenue	9%	8%	8%
Subscription Business:
Total subscription pets enrolled (at period end)	494,026	430,770	371,683	15	16
Average pet acquisition cost (PAC)	$212	$164	$152	29	8
Year ended December 31, 2019 compared to year ended December 31, 2018. Sales and marketing expense increased by $10.5 million, or 42%, to $35.5 million, for the year ended December 31, 2019. The change was primarily due to a 34% increase in headcount mainly within the account management, conversion and content teams, as well as an approximate $3.5 million increase in other sales and marketing initiatives primarily related to conversion. Sales and marketing expenses were 9% as a percentage of revenue for the year ended December 31, 2019, compared to 8% in the prior year.

Total Other (Income) Expense, Net

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Interest expense	$1,349	$1,198	$533
Other income, net	(1,629)	(1,309)	(1,244)
Total other (income) expense, net	$(280)	$(111)	$(711)
Year ended December 31, 2019 compared to year ended December 31, 2018. Total other (income) expense, net increased by $0.2 million, primarily due to higher interest income from increased investment balance, partially offset by higher interest expense on debt.

Income Tax Expense (Benefit)

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except percentages)
Income tax expense (benefit)	$169	$(7)	$(428)
Effective tax rate	(10.3)%	0.8%	22.2%
Year ended December 31, 2019 compared to year ended December 31, 2018. The change in our effective tax rate from 2018 to 2019 was primarily caused by an increase in our net deferred tax liability resulting from an increase in the effective state tax rate.

Quarterly Results of Operations
The following tables contain selected quarterly financial information for the years ended December 31, 2019 and 2018. The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements and includes all adjustments that we consider necessary for a fair presentation of the information shown. These quarterly operating results for any fiscal quarter are not necessarily indicative of the operating results for any full fiscal year or future period.

Consolidated Statements of Operations Data:	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
	(in thousands)
Revenue:
Subscription business	$86,592	$82,613	$77,736	$74,222	$70,933	$67,421	$63,867	$61,517
Other business	18,891	16,663	14,463	12,756	11,707	10,743	9,525	8,243
Total revenue	105,483	99,276	92,199	86,978	82,640	78,164	73,392	69,760
Cost of revenue:
Subscription business(1)	70,718	66,770	64,264	60,387	57,892	54,753	52,333	51,014
Other business	17,031	15,061	13,222	11,559	10,543	9,667	8,706	7,682
Total cost of revenue	87,749	81,831	77,486	71,946	68,435	64,420	61,039	58,696
Gross profit:
Subscription business	15,874	15,843	13,472	13,835	13,041	12,668	11,534	10,503
Other business	1,860	1,602	1,241	1,197	1,164	1,076	819	561
Total gross profit	17,734	17,445	14,713	15,032	14,205	13,744	12,353	11,064
Operating expenses:
Technology and development(1)	2,556	2,271	2,578	2,669	2,487	2,299	2,298	2,164
General and administrative(1)	5,312	5,017	5,219	5,419	4,922	4,174	4,610	4,458
Sales and marketing(1)	9,212	9,255	8,757	8,227	6,994	6,365	5,702	5,938
Total operating expenses	17,080	16,543	16,554	16,315	14,403	12,838	12,610	12,560
Gain (loss) from investment in joint venture	(21)	(59)	(272)	—	—	—	—	—
Operating income (loss)	633	843	(2,113)	(1,283)	(198)	906	(257)	(1,496)
Interest expense	375	340	317	317	311	336	332	219
Other income, net	(535)	(297)	(453)	(344)	(238)	(628)	(303)	(140)
Income (loss) before income taxes	793	800	(1,977)	(1,256)	(271)	1,198	(286)	(1,575)
Income tax expense (benefit)	157	18	(46)	40	4	(7)	91	(95)
Net income (loss)	$636	$782	$(1,931)	$(1,296)	$(275)	$1,205	$(377)	$(1,480)

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
	(in thousands)
Cost of revenue	$267	$258	$278	$247	$230	$249	$252	$197
Technology and development	97	94	110	63	42	58	60	49
General and administrative	860	916	918	618	595	634	625	449
Sales and marketing	547	577	567	429	355	358	349	273
Total stock-based compensation expense	$1,771	$1,845	$1,873	$1,357	$1,222	$1,299	$1,286	$968

	Period Ended
	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
Other Financial and Operational Data:
Total Business:
Total pets enrolled (at period end)	646,728	613,694	577,686	548,002	521,326	497,942	472,480	446,533
Subscription Business:
Total subscription pets enrolled (at period end)	494,026	479,427	461,314	445,148	430,770	416,527	401,033	385,640
Monthly average revenue per pet	$58.58	$58.12	$57.11	$56.13	$55.15	$54.55	$53.96	$53.62
Lifetime value of a pet, including fixed expenses	$523	$511	$482	$471	$449	$435	$431	$419
Average pet acquisition cost (PAC)	$222	$208	$213	$205	$186	$155	$150	$165
Average monthly retention	98.58%	98.59%	98.57%	98.58%	98.60%	98.61%	98.64%	98.63%

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	83	82	84	83	83	82	83	84
Gross profit	17	18	16	17	17	18	17	16
Operating expenses:
Technology and development	2	2	3	3	3	3	3	3
General and administrative	5	5	6	7	6	5	6	6
Sales and marketing	9	9	9	9	8	8	8	8
Total operating expenses	16	17	18	19	17	16	17	18
Gain (loss) from investment in joint venture	—	—	—	—	—	—	—	—
Operating income (loss)	1	1	(2)	(1)	—	1	—	(3)
Interest expense	—	—	—	—	—	—	—	—
Other income, net	(1)	—	—	—	—	(1)	—	—
Income (loss) before income taxes	1	1	(2)	(1)	—	2	—	(2)
Income tax expense (benefit)	—	—	—	—	—	—	—	—
Net income (loss)	1%	1%	(2)%	(1)%	—%	2%	(1)%	(2)%

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%	100%	100%	100%	100%
Subscription business cost of revenue	82	81	83	81	82	81	82	83
Subscription business gross profit	18%	19%	17%	19%	18%	19%	18%	17%

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$16,157	$12,680	$9,666
Net cash used in investing activities	(28,008)	(81,451)	(13,056)
Net cash provided by financing activities	14,044	71,229	5,081
Effect of exchange rates on cash and cash equivalents	423	(812)	378
Net change in cash, cash equivalents, and restricted cash	$2,616	$1,646	$2,069
Our primary sources of liquidity are cash provided by operations and available borrowings on our line of credit. In June 2018, we increased the borrowing capacity on our line of credit from $30.0 million to $50.0 million. In addition, we completed the June 2018 follow-on public offering, raising aggregate net proceeds of $65.7 million, primarily to fund the purchase of our home office building in August 2018. Our primary requirements for liquidity are paying veterinary invoices, funding operations and capital requirements, investing in new member acquisition, investing in enhancements to our member experience, and servicing debt.
As of December 31, 2019, we had $98.9 million of cash, cash equivalents, and short-term investments and $23.3 million available under our line of credit, which excluded $0.5 million reserved for ancillary services. Most of the assets in our insurance subsidiary, American Pet Insurance Company (APIC), and our segregated cell business, Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of December 31, 2019, total assets and liabilities held outside of our insurance entities were $94.2 million and $42.0 million, respectively, including $5.3 million of cash and cash equivalents that were segregated from other operating funds and held in trust for the payment of veterinary invoices on behalf of our insurance subsidiaries.
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
In November 2019, our board of directors approved a share repurchase program, pursuant to which we may repurchase up to $15.0 million of our outstanding shares over the next 12 months. Each quarter throughout this period, we intend to establish repurchase parameters reflecting our business’s capital allocation priorities, the market price of our common stock and general market conditions. We cannot predict when or if we will repurchase any shares of common stock, as such repurchases will depend on a number of factors, some of which are beyond our control. We did not repurchase any shares under this program for the year ended December 31, 2019.
Operating Cash Flows
We derive operating cash flows from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments and to fund projects that improve our members' experience. Cash provided by operating activities was $16.2 million for the year ended December 31, 2019, compared to cash provided by operating activities of $12.7 million for the year ended December 31, 2018. The $3.5 million increase was primarily driven by increased pet count and scale in our operating departments, as well as timing differences between collections from members and payments of veterinary invoices and payments to vendors. Changes in accounts receivable were primarily related to annual policies with monthly payment terms within our other business segment.
Investing Cash Flows
Net cash used in investing activities for the year ended December 31, 2019 was primarily related to the net purchase of investments to increase our statutory capital. As of December 31, 2019, we had $74.0 million in short-term and long-term investments in our insurance entities, APIC and WICL Segregated Account AX. These investments are held to satisfy statutory requirements and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollments continue to grow. Net cash used in investing activities decreased by $53.4 million for the year over year, primarily related to the $55.0 million cash portion of the building acquisition in August 2018.

Financing Cash Flows
Cash provided by financing activities was $14.0 million and $71.2 million for the years ended December 31, 2019 and 2018, respectively. The decrease of $57.2 million was primarily due to net proceeds of $65.7 million received from the June 2018 follow-on public offering, partially offset by a $10.0 million repayment of the line of credit in the prior year.
Long-Term Debt
Pacific Western Bank Loan and Security Agreement
We have a syndicated loan agreement with Pacific Western Bank (PWB) and Western Alliance Bank (WAB), providing us a revolving line of credit of up to $50.0 million with a maturity date in June 2022. We refer to this line of credit as our PWB credit facility. The maximum amount available to us under the PWB credit facility, inclusive of any amounts outstanding under the revolving line of credit, is the lesser of $50.0 million or the total amount of cash and securities held by our insurance entities, less amounts outstanding relating to other ancillary services and letters of credit, totaling $0.5 million as of December 31, 2019. Interest on the PWB credit facility accrues at a variable annual rate equal to the greater of 4.5% or 0.75% plus the prime rate (5.50% at December 31, 2019).
The PWB credit facility requires us to maintain certain financial and non-financial covenants, including maintaining a minimum cash balance of $1.4 million in our account at WAB and/or WAB affiliates and other cash or investments of $2.1 million in our accounts at PWB. As of December 31, 2019, we were in compliance with each of the financial and non-financial covenants.
Our obligations under the PWB credit facility are secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of December 31, 2019, we had $26.2 million in aggregate borrowings outstanding under the PWB credit facility.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable vendor service agreements. For enforceable and legally binding contracts, our contractual cash obligations as of December 31, 2019 are set forth below (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations(1)	$26,200	$—	$26,200	$—	$—
Lease obligations	90	40	50	—	—
Other obligations(2)	7,594	3,320	1,573	405	2,296
Total	$33,884	$3,360	$27,823	$405	$2,296

(1) Consists of our revolving line of credit. Excludes interest of the greater of 4.5% or 0.75% plus the prime rate (5.50% at December 31, 2019).
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

Reserve for Veterinary Invoices
We use the paid loss development method (chain-ladder method) to estimate reserves for veterinary invoices for our subscription and for the majority of our other business segment. Paid loss development factors are estimated based on historical paid loss triangles. The reserve represents our estimate of the future amount we will pay for veterinary invoices that are dated as of, or prior to, our balance sheet date. The reserve also includes our estimate of related internal processing costs. To determine the accrual, we make assumptions based on our historical experience, including the number of veterinary invoices we expect to receive, the average cost of those veterinary invoices, the length of time between the date of the veterinary invoice and the date we receive it, and our expected cost to process and administer the payments. As of each balance sheet date, we reevaluate our reserve and may adjust the estimate for new information.
As of December 31, 2019, our reserve for veterinary invoices was $21.2 million, consisting of $19.2 million for the amount we expect to pay in the future for veterinary invoices dated between January 1, 2019 and December 31, 2019, inclusive of related processing costs, and a reserve of $2.0 million for invoices dated prior to January 1, 2019. We believe the reserve amount as of December 31, 2019 is adequate, and we do not believe that there are any reasonably likely changes in the facts or circumstances underlying key assumptions that would result in the reserve balance being insufficient in an amount that would have a material impact on our reported results, financial position or liquidity. The ultimate liability, however, may be in excess of or less than the amount we have reserved.
For the year ended December 31, 2019, we paid $14.3 million for veterinary invoices dated on or before December 31, 2018, including related processing costs. Our reserve estimate for these expenses was $16.1 million as of December 31, 2018. As of December 31, 2019, we reevaluated the remaining reserve for those periods prior to December 31, 2018 and recorded an adjustment to our income statement to increase it by $0.2 million.
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

•
Expected term for awards granted to employees —We have based our expected term for awards issued to employees on the simplified method, as permitted by the SEC Staff Accounting Bulletin Topic 14, Share-Based Payment;

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

Interest Rate Risk
We are exposed to interest rate risk as a result of our debt and our investment activities. Our revolving line of credit with PWB and WAB bears interest at the rate of the greater of 4.5% or 0.75% plus the prime rate. As of December 31, 2019, our aggregate outstanding indebtedness was $26.2 million. The primary objective of our investment activities is to maintain principal and the majority of our investments are short-term in nature. A 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
We generate approximately 18% of our revenue in Canada. As our operations in Canada or the United States grow on an absolute basis and/or relative to one another, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates. A 10% change in the Canadian currency exchange rate could have a material impact on our consolidated financial condition or results of operations. A hypothetical change of this magnitude would have increased or decreased our total revenues by approximately $6.8 million, total expenses by approximately $4.8 million, and have a net impact of $2.0 million of income or loss for the year ended December 31, 2019. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Item 8. Financial Statements and Supplementary Data

Trupanion, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trupanion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trupanion, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2020 expressed an unqualified opinion thereon.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Reserve for Veterinary Invoices

Description of the Matter
The Company’s reserve for veterinary invoices totaled $21.2 million as of December 31, 2019. As discussed in Note 1 to the financial statements, the Company’s reserve for veterinary invoices is based on an actuarial analysis of the Company’s historical experience including the number of veterinary invoices it expects to receive, the average cost of those veterinary invoices, the length of time between the date of the veterinary invoice and the date the Company receives the veterinary invoice, the members’ chosen deductibles and the Company’s expected cost to process and administer payments.

Auditing the Company’s reserve for veterinary invoices is complex due to the sensitivity of the estimated reserve to management assumptions including frequency and severity of loss and development factors applied to paid and reported invoices.

How We Addressed the Matter in Our Audit
We evaluated the design and tested the operating effectiveness of controls over the reserve for veterinary invoices process, including controls over the completeness and accuracy of the data used in management’s actuarial projections and the review and approval processes that management has in place for the methods and assumptions used by management’s actuaries in estimating the reserves.

To evaluate the reserve for veterinary invoices, our audit procedures included, among others, testing the completeness and accuracy of the underlying invoice data and related contracts. We involved our actuarial specialists to assist in our evaluation of management’s methodologies and assumptions used in the calculation of the reserve and compared the Company’s recorded reserve to a range of reasonable estimates developed independently by our actuarial specialists.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Seattle, Washington
February 13, 2020

Trupanion, Inc. Consolidated Statements of Operations (in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$383,936	$303,956	$242,667
Cost of revenue:
Veterinary invoice expense	270,947	214,539	170,122
Other cost of revenue	48,065	38,051	29,495
Gross profit	64,924	51,366	43,050
Operating expenses:
Technology and development	10,074	9,248	9,768
General and administrative	20,967	18,164	16,820
Sales and marketing	35,451	24,999	19,104
Total operating expenses	66,492	52,411	45,692
Gain (loss) from investment in joint venture	(352)	—	—
Operating loss	(1,920)	(1,045)	(2,642)
Interest expense	1,349	1,198	533
Other income, net	(1,629)	(1,309)	(1,244)
Loss before income taxes	(1,640)	(934)	(1,931)
Income tax expense (benefit)	169	(7)	(428)
Net loss	$(1,809)	$(927)	$(1,503)

Net loss per share:
Basic and Diluted	$(0.05)	$(0.03)	$(0.05)
Weighted average shares of common stock outstanding:
Basic and Diluted	34,645,345	31,961,192	29,588,324

Trupanion, Inc. Consolidated Statements of Comprehensive Loss (in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(1,809)	$(927)	$(1,503)
Other comprehensive income (loss):
Foreign currency translation adjustments	359	(642)	277
Net unrealized gain (loss) on available-for-sale debt securities	644	(19)	8
Other comprehensive income (loss), net of taxes	1,003	(661)	285
Comprehensive loss	$(806)	$(1,588)	$(1,218)

Trupanion, Inc. Consolidated Balance Sheets (in thousands, except share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$29,168	$26,552
Short-term investments	69,732	54,559
Accounts and other receivables	54,408	31,565
Prepaid expenses and other assets	5,513	5,300
Total current assets	158,821	117,976
Restricted cash	1,400	1,400
Long-term investments, at fair value	4,323	3,554
Property and equipment, net	70,372	69,803
Intangible assets, net	7,731	8,071
Other long-term assets	14,553	6,706
Total assets	$257,200	$207,510
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,087	$2,767
Accrued liabilities and other current liabilities	13,798	11,347
Reserve for veterinary invoices	21,194	16,062
Deferred revenue	52,546	33,027
Total current liabilities	91,625	63,203
Long-term debt	26,086	12,862
Deferred tax liabilities	1,118	1,002
Other liabilities	1,611	1,270
Total liabilities	120,440	78,337
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized at December 31, 2019 and December 31, 2018, 35,876,882 and 34,947,017 shares issued and outstanding at December 31, 2019; 34,781,121 and 34,025,136 shares issued and outstanding at December 31, 2018	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized at December 31, 2019 and December 31, 2018, and 0 shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	232,731	219,838
Accumulated other comprehensive income (loss)	250	(753)
Accumulated deficit	(85,520)	(83,711)
Treasury stock, at cost: 929,865 shares at December 31, 2019 and 755,985 shares at December 31, 2018	(10,701)	(6,201)
Total stockholders’ equity	136,760	129,173
Total liabilities and stockholders’ equity	$257,200	$207,510

Trupanion, Inc. Consolidated Statements of Stockholders’ Equity (in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2017	29,498,947	$—	$129,574	$(81,281)	$(377)	$(3,201)	$44,715
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	622,549	—	1,375	—	—	—	1,375
Stock-based compensation expense	—	—	3,562	—	—	—	3,562
Other comprehensive income	—	—	—	—	285	—	285
Net loss	—	—	—	(1,503)	—	—	(1,503)
Balance at December 31, 2017	30,121,496	—	134,511	(82,784)	(92)	(3,201)	48,434
Issuance of common stock from follow-on public offering	2,090,909	—	65,638	—	—	—	65,638
Issuance of common stock for acquisition of corporate real estate	303,030	—	9,633	—	—	—	9,633
Exercise of warrants, net	231,315	—	3,300	—	—	(3,000)	300
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	1,278,386	—	1,806	—	—	—	1,806
Stock-based compensation expense	—	—	4,950	—	—	—	4,950
Other comprehensive income	—	—	—	—	(661)	—	(661)
Net loss	—	—	—	(927)	—	—	(927)
Balance at December 31, 2018	34,025,136	—	219,838	(83,711)	(753)	(6,201)	129,173
Exercise of warrants, net	306,120	—	4,800	—	—	(4,500)	300
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	615,761	—	1,043	—	—	—	1,043
Stock-based compensation expense	—	—	7,050	—	—	—	7,050
Other comprehensive income	—	—	—	—	1,003	—	1,003
Net loss	—	—	—	(1,809)	—	—	(1,809)
Balance at December 31, 2019	34,947,017	$—	$232,731	$(85,520)	$250	$(10,701)	$136,760

Trupanion, Inc. Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(1,809)	$(927)	$(1,503)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	5,632	4,512	4,232
Stock-based compensation expense	6,846	4,775	3,419
Gain on sale of equity method investment	—	—	(1,036)
Other, net	105	(240)	(383)
Changes in operating assets and liabilities:
Accounts and other receivables	(22,772)	(11,248)	(10,219)
Prepaid expenses and other assets	(432)	(2,628)	(179)
Accounts payable, accrued liabilities, and other liabilities	4,110	4,531	3,019
Reserve for veterinary invoices	5,059	3,440	3,149
Deferred revenue	19,418	10,465	9,167
Net cash provided by operating activities	16,157	12,680	9,666
Investing activities
Purchases of investment securities	(65,506)	(52,862)	(31,920)
Maturities of investment securities	49,762	35,413	23,372
Purchases of other investments	(4,000)	(3,000)	—
Acquisition of lease intangibles, related to corporate real estate acquisition	—	(2,959)	—
Proceeds from sale of equity method investment	—	—	1,402
Purchases of property and equipment	(5,373)	(56,936)	(3,131)
Other	(2,891)	(1,107)	(2,779)
Net cash used in investing activities	(28,008)	(81,451)	(13,056)
Financing activities
Proceeds from public offering of common stock, net of offering costs	—	65,671	—
Proceeds from exercise of stock options	2,982	3,601	2,545
Shares withheld to satisfy tax withholding	(1,667)	(1,839)	(1,170)
Proceeds from debt financing, net of financing fees	13,167	13,431	4,400
Repayment of debt financing	—	(10,000)	—
Other financing	(438)	365	(694)
Net cash provided by financing activities	14,044	71,229	5,081
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	423	(812)	378
Net change in cash, cash equivalents, and restricted cash	2,616	1,646	2,069
Cash, cash equivalents, and restricted cash at beginning of period	27,952	26,306	24,237
Cash, cash equivalents, and restricted cash at end of period	$30,568	$27,952	$26,306
Supplemental disclosures
Income taxes paid	$158	$216	$177
Interest paid	1,188	1,019	333
Noncash investing and financing activities:
Issuance of common stock for cashless exercise of warrants	4,500	3,000	—
Issuance of common stock for acquisition of corporate real estate	—	9,640	—
Purchases of property and equipment included in accounts payable and accrued liabilities	485	106	390
Property and equipment acquired under financing leases	$—	$—	$689

Trupanion, Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations and Summary of Significant Accounting Policies
Description of Business
Trupanion, Inc. (collectively with its wholly-owned subsidiaries, the "Company") provides medical insurance for cats and dogs throughout the United States, Canada and Puerto Rico. The Company believes its data-driven, vertically-integrated approach makes its subscription the highest value for pet owners, with pricing specific to each pet’s unique characteristics.
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
The Company considers any cash account that is contractually restricted to withdrawal or use to be restricted cash. The Company is party to a financing agreement requiring a restricted cash balance. As of December 31, 2019, the Company was in compliance with all requirements.
Accounts and Other Receivables
Receivables are comprised of trade receivables and other miscellaneous receivables. Accounts and other receivables are carried at their estimated collectible amounts. Accounts receivable balance is primarily related to the Company’s other business segment where the Company generates revenue from underwriting policies through unaffiliated general agents. These policies are typically annual policies, with monthly payment terms through the end of the twelve-month period. The Company had $50.0 million and $27.6 million accounts receivable associated with underwriting these policies as of December 31, 2019 and 2018, respectively.
Deferred Acquisition Costs
The Company incurs certain costs, including premium taxes, fees and enrollment-based bonuses, and referral fees that directly relate to the successful acquisition of new or renewal customer contracts. These costs are deferred and are included in prepaid expenses and other assets on the consolidated balance sheet and amortized over the related policy term to the applicable financial statement line item, either sales and marketing expense or other cost of revenue. Deferred acquisition costs as of December 31, 2019 and December 31, 2018 were $1.8 million and $1.3 million, respectively. Amortized deferred acquisition costs classified within sales and marketing amounted to $2.5 million, $2.1 million, and $1.7 million and amortized deferred acquisition costs classified within other cost of revenue amounted to $19.2 million, $15.9 million, and $13.2 million, for the years ended December 31, 2019, 2018, and 2017, respectively.
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
Asset Impairment
Long-lived assets, including property, equipment, and intangible assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured as the amount the asset's carrying value exceeds its fair value. The Company has recognized no impairment loss on long-lived assets for the years ended December 31, 2019, 2018, and 2017.
Reserve for Veterinary Invoices
Reserve for veterinary invoices is an estimate of the future amount the Company will pay for veterinary invoices that are dated as of, or prior to, its balance sheet date. The reserve also includes the Company's estimate of related internal processing costs. To determine the accrual, the Company makes assumptions based on its historical experience, including the number of veterinary invoices it expects to receive, the average cost of those veterinary invoices, the length of time between the date of the veterinary invoice and the date the Company receives it, the member's chosen deductible, and the Company's expected cost to process and administer the payments. As of each balance sheet date, the Company reevaluates its reserve and may adjust the estimate for new information.

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
Other (Income) Expense, Net
Other income, net, was $1.6 million, $1.3 million, and $1.2 million, including interest income of $1.7 million, $0.9 million, and $0.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. Other income in the year ended December 31, 2017 included a gain of $1.0 million from the sale of the Company's equity method investment.
Advertising
Advertising costs are expensed as incurred, with the exception of television advertisements, which are expensed the first time each advertisement is aired. Advertising costs amounted to $7.8 million, $6.3 million and $4.9 million, in the years ended December 31, 2019, 2018 and 2017, respectively.

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

•
Expected term for awards granted to employees —The Company has based its expected term for awards issued to employees on the simplified method, as permitted by the SEC Staff Accounting Bulletin Topic 14, Share-Based Payment;

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
Foreign Currency Translation
The Company’s consolidated financial statements are reported in U.S. dollars. Assets and liabilities denominated in foreign currencies were translated to U.S. dollars, the reporting currency, at the exchange rates in effect on the balance sheet date. Revenue and expenses denominated in foreign currencies were translated to U.S. dollars using a weighted-average rate for the relevant reporting period. Cumulative translation adjustments of $0.4 million, $0.7 million, and $0.1 million were recorded in accumulated other comprehensive loss as of December 31, 2019, 2018, and 2017, respectively.

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

For the Company’s Canadian business, all plans are written by Omega and the risk is assumed by the Company through a fronting and reinsurance agreement. Premiums are recognized and earned pro rata over the terms of the related customer contracts. Revenue recognized from the agreement in 2019, 2018, and 2017 was $67.5 million, $57.4 million and $47.1 million, respectively, and deferred revenue relating to this arrangement at December 31, 2019 and 2018 was $2.7 million and $2.1 million, respectively. Reinsurance revenue was 18% of total revenue in 2019 and was 19% in 2018 and 2017. Cash designated for the purpose of paying claims related to this reinsurance agreement was $4.6 million and $3.9 million at December 31, 2019 and 2018, respectively. In addition, as required by the Office of the Superintendent of Financial institutions regulations related to the Company’s reinsurance agreement with Omega, the Company is required to fund a Canadian Trust account with the greater of CAD $2.0 million or 115% of unearned Canadian premium plus 15% of outstanding Canadian claims, including all incurred but not reported claims. As of December 31, 2019, the account balance was CAD $4.3 million and the Company was in compliance with all requirements.

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
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued an ASU amending the measurement of credit losses on financial instruments. The ASU requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued an ASU that eliminates certain disclosure requirements for fair value measurements, requires new disclosures regarding significant unobservable inputs used to develop Level 3 fair value measurements, and modifies certain existing disclosure requirements for Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
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

The following potentially dilutive equity securities were not included in the diluted earnings per common share calculation because they would have had an antidilutive effect:

	As of December 31,
	2019	2018	2017
Stock options	2,097,978	2,621,503	4,006,399
Restricted stock awards and restricted stock units	581,943	451,160	256,842
Warrants	—	480,000	810,000

3. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Land and improvements	$15,854	$15,833
Building and improvements	47,558	46,561
Software	22,976	20,338
Office equipment and other	3,384	2,772
Construction in progress	247	—
Property and equipment, at cost	90,019	85,504
Less: Accumulated depreciation	(19,647)	(15,701)
Property and equipment, net	$70,372	$69,803

Depreciation expense related to property and equipment was $4.7 million, $4.3 million and $4.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Acquisition of Real Estate
In August 2018, the Company purchased a real property that houses the company headquarters located at 6100 Fourth Avenue South, Seattle, Washington. The real estate acquisition was determined to be an asset acquisition, with the purchase price allocated based on relative fair value of the assets acquired. Additionally, acquisition-related expenses were capitalized as part of the purchase price. The purchase price was $65.2 million, consisting of $55.0 million in cash, 303,030 shares of common stock with an estimated fair value of $9.6 million, and transaction costs totaling $0.6 million. The issued shares are subject to a lock-up period that continues to and includes June 25, 2020. The fair value of the issued shares was estimated as of the closing date for the real estate acquisition using the Black-Scholes option pricing model and the following assumptions:

August 9, 2018
Assumptions	Fair Value
Risk free interest rate	2.5%
Expected volatility	36.72%
Expected life (years)	1.88
Expected dividend yield	—%

The purchase price was allocated to the following assets based on estimates of their relative fair value (in thousands):

Building and improvements	$46,379
Land and improvements	15,833
Lease-related intangible assets	2,959
Total purchase price	$65,171

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

4. Intangible Assets, Net
The following table presents the detail of intangible assets for the periods presented (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2019:
Licenses	$4,773	$—	$4,773
Leases	2,959	(1,084)	1,875
Patents, trademarks, and other	1,287	(204)	1,083
Total Intangibles	$9,019	$(1,288)	$7,731
December 31, 2018:
Licenses	$4,773	$—	$4,773
Leases	2,959	(213)	2,746
Patents, trademarks, and other	743	(191)	552
Total Intangibles	$8,475	$(404)	$8,071
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
The lease-related intangible assets relate to in-place lease agreements associated with the building acquisition in August 2018 and have a remaining weighted-average useful life of 3.4 years. Patents, trademarks, and other intangible assets have a remaining weighted-average useful life of 9.9 years.

Amortization expense associated with intangible assets was $0.9 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively. There was no amortization expense associated with intangible assets in 2017.
As of December 31, 2019, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31:
2020	$949
2021	714
2022	245
2023	245
2024	245
Thereafter	493
Total	$2,891

5. Investments
The amortized cost, gross unrealized holding gains and losses, and fair value of long-term and short-term investments by major security type and class of security were as follows as of December 31, 2019 and 2018 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2019
Long-term investments:
Foreign deposits	$3,323	$—	$—	$3,323
Municipal bond	1,000	—	—	1,000
	$4,323	$—	$—	$4,323
Short-term investments:
U.S. Treasury securities	$6,156	$—	$(1)	$6,155
Certificates of deposit	440	—	—	440
U.S. government funds	63,136	—	—	63,136
	$69,732	$—	$(1)	$69,731

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2018
Long-term investments:
Foreign deposits	$2,573	$—	$—	$2,573
Municipal bond	1,000	—	(19)	981
	$3,573	$—	$(19)	$3,554
Short-term investments:
U.S. Treasury securities	$6,645	$—	$(3)	$6,642
Certificates of deposit	437	—	—	437
U.S. government funds	47,477	—	—	47,477
	$54,559	$—	$(3)	$54,556

Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	December 31, 2019
	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	$4,323	$4,323
	$4,323	$4,323

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
6. Other Investments
Investment in Variable Interest Entity
In July 2018, the Company purchased $3.0 million in preferred stock of a privately held corporation with a complementary business line. The Company does not have power over the activities that most significantly impact the economic performance of this variable interest entity and is, therefore, not the primary beneficiary. In October 2019, the Company purchased an additional $4.0 million in preferred stock upon the exercise of an option by the variable interest entity. The Company has an option to purchase all the outstanding common shares issued by the variable interest entity on the fifth anniversary of the initial preferred stock purchase.
Additionally, the Company has extended a $2.5 million revolving line of credit to the variable interest entity to fund its inventory purchases. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on the consolidated balance sheet. Outstanding loan balance under the line of credit was $2.5 million and $0.6 million as of December 31, 2019 and 2018, respectively. The Company has also entered into a series of agreements to provide ancillary services to the variable interest entity at cost. The Company provided $1.4 million and $0.6 million of these services for the years ended December 31, 2019 and 2018, respectively, which were recorded against its operating expenses.
Investment in Joint Venture
In September 2018, the Company acquired a non-controlling equity interest in a joint venture, whereby it has committed to licensing certain intellectual property and contributing up to $2.2 million AUD upon the achievement of specific operational milestones over a period of at least four years from the agreement execution date. As of December 31, 2019, the Company has contributed $0.5 million AUD. This equity investment is accounted for using the equity method and is classified in other long-term assets on the Company's consolidated balance sheet. The Company's share of income and losses from this equity method investment is included in gain (loss) from investment in joint venture on its consolidated statement of operations. Also included in this line item are income and expenses associated with administrative services provided to the joint venture.

7. Fair Value
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$1,400	$1,400	$—	$—
Money market funds	1,050	1,050	—	—
Fixed maturities:
Foreign deposits	3,323	3,323	—	—
Municipal bond	1,000	—	1,000	—
Investment in variable interest entity	7,625	—	—	7,625
Total	$14,398	$5,773	$1,000	$7,625

	As of December 31, 2018
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$1,400	$1,400	$—	$—
Money market funds	2,010	2,010	—	—
Fixed maturities:
Foreign deposits	2,573	2,573	—	—
Municipal bond	981	—	981	—
Investment in variable interest entity	3,000	—	—	3,000
Total	$9,964	$5,983	$981	$3,000

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
The Company purchased $4.0 million and $3.0 million in preferred stock in the variable interest entity for the year ended December 31, 2019 and 2018, respectively. The preferred stock investment is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement, and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. Fair value was $7.6 million and $3.0 million as of December 31, 2019 and 2018, respectively. The Company recognized a $0.6 million unrealized gain in other comprehensive income (loss) for the year ended December 31, 2019.
Fair Value Disclosures
The Company's other long-term assets balance included notes receivable of $6.1 million and $3.0 million as of December 31, 2019 and 2018, respectively, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at December 31, 2019 and December 31, 2018.
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the year ended December 31, 2019 and 2018.

8. Commitments and Contingencies

The following summarizes the Company's contractual commitments as of December 31, 2019 (in thousands):

	Year Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt obligations(1)	$—	$—	$26,200	$—	$—	$—	$26,200
Lease obligations	40	40	10	—	—	—	90
Other obligations(2)	3,320	1,053	520	237	168	2,296	7,594
Total	$3,360	$1,093	$26,730	$237	$168	$2,296	$33,884

(1) Consists of a revolving line of credit. Excludes interest of the greater of 4.5% or 0.75% plus the prime rate (5.50% as of December 31, 2019).
(2) Consists of contractual obligations from non-cancellable vendor service agreements.
Legal Proceedings
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
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Year Ended December 31,
Subscription	2019	2018	2017
Reserve at beginning of year	$13,875	$11,059	$8,538
Veterinary invoice expense during the period related to:
Current year	231,831	190,642	155,623
Prior years	585	409	(69)
Total veterinary invoice expense	232,416	191,051	155,554
Amounts paid during the period related to:
Current year	217,538	177,418	144,802
Prior years	12,494	10,130	7,777
Total paid	230,032	187,548	152,579
Non-cash expenses	718	687	454
Reserve at end of period	$15,541	$13,875	$11,059

The Company's reserve for the subscription business segment increased $1.6 million from $13.9 million at December 31, 2018 to $15.5 million at December 31, 2019. This change was comprised of $232.4 million in expense recorded during the period less $230.0 million in payments of veterinary invoices. This $232.4 million in veterinary invoice expense incurred included an increase of $0.6 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. The Company's adjustments to prior year reserves were an increase of $0.4 million and a reduction of $0.1 million as a result of analysis of payment trends in the years ended December 31, 2018 and 2017, respectively.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Year Ended December 31,
Other Business	2019	2018	2017
Reserve at beginning of year	$2,187	$1,697	$983
Veterinary invoice expense during the period related to:
Current year	38,881	23,784	14,739
Prior years	(350)	(296)	(171)
Total veterinary invoice expense	38,531	23,488	14,568
Amounts paid during the period related to:
Current year	33,254	21,615	13,053
Prior years	1,811	1,383	801
Total paid	35,065	22,998	13,854
Non-cash expenses	—	—	—
Reserve at end of period	$5,653	$2,187	$1,697

The Company’s reserve for the other business segment increased $3.5 million from $2.2 million at December 31, 2018 to $5.7 million at December 31, 2019. This change was comprised of $38.5 million in expense recorded during the period less $35.1 million in payments of veterinary invoices. This $38.5 million in veterinary invoice expense incurred included a reduction of $0.4 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. The Company's adjustments to decrease prior year reserves were $0.3 million and $0.2 million as a result of analysis of payment trends in each of the years ended December 31, 2018 and 2017, respectively.
Veterinary invoice expenses

In the following tables, the cumulative number of veterinary invoices represents the total number received as of December 31, 2019, by year the veterinary invoice relates to, referred to as the year of occurrence. If a pet is injured or becomes ill, multiple trips to the veterinarian may result in several invoices. Each of these veterinary invoices is included in the cumulative number, regardless of whether the veterinary invoice was paid. Information for years 2016 through 2018 is provided as required supplementary information. Amounts in these tables are presented on a constant currency basis to remove the impact of changes in the foreign currency exchange rate on development. The cumulative expenses as of the end of each year are revalued using the currency exchange rate as of December 31, 2019.

The following table summarizes the development of veterinary invoice expense, on a constant currency basis, for the Company's subscription business segment by year of occurrence (in thousands, except for cumulative number of veterinary invoices data):

	Cumulative veterinary invoice expenses				Reserve	Cumulative number of veterinary invoices

	As of December 31,				As of December 31,
Subscription	2016	2017	2018	2019	2019	2019
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2016	$124,169	$123,954	$124,035	$124,040	$137	600,143
2017		$155,398	$155,678	$155,681	$464	725,796
2018			$190,316	$190,804	$1,365	870,806
2019				$232,552	$13,575	965,768
				$703,077	$15,541

The following table summarizes the development of veterinary invoice expense, on a constant currency basis, for the Company's other business segment by year of occurrence (in thousands, except for cumulative number of veterinary invoices data):

	Cumulative veterinary invoice expenses				Reserve	Cumulative number of veterinary invoices

	As of December 31,				As of December 31,
Other Business	2016	2017	2018	2019	2019	2019
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2016	$9,027	$8,843	$8,855	$8,862	$1	59,665
2017		$14,738	$14,420	$14,471	$5	105,891
2018			$23,782	$23,371	$20	173,778
2019				$38,883	$5,627	262,083
				$85,587	$5,653

Cumulative paid veterinary invoice expense

In the following tables, amounts are by year the veterinary invoice relates to, referred to as the year of occurrence. Amounts in these tables are presented on a constant currency basis to remove the impact of changes in the foreign currency exchange rate. The cumulative amounts paid as of the end of each year are revalued using the currency exchange rate as of December 31, 2019. Information for years 2016 through 2018 is provided as required supplementary information.

The following table summarizes the amounts paid for veterinary invoices, inclusive of related internal processing costs and reported on a constant currency basis, for the subscription segment (in thousands):

	Year Ended December 31,
Subscription	2016	2017	2018	2019
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2016	$115,965	$123,422	$123,764	$123,902
2017		$145,087	$154,679	$155,217
2018			$177,714	$189,439
2019				$218,977
				$687,535
Total amounts unpaid and recorded as a liability				$15,541

The following table summarizes the amounts paid for veterinary invoices, inclusive of related internal processing costs and reported on a constant currency basis, for the other business segment (in thousands):

	Year Ended December 31,
Other Business	2016	2017	2018	2019
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2016	$8,048	$8,832	$8,852	$8,861
2017		$13,053	$14,408	$14,466
2018			$21,613	$23,351
2019				$33,256
				$79,934
Total amounts unpaid and recorded as a liability				$5,653

10. Debt
The Company has a revolving line of credit of up to $50.0 million, maturing in June 2022. The facility is secured by any and all interests in the Company's assets that are not otherwise restricted. Interest on the revolving line of credit is payable monthly at the greater of 4.5% or 0.75% plus the prime rate (5.50% at December 31, 2019). The credit agreement includes other ancillary services and letters of credit of up to $4.5 million. It also requires a deposit of restricted cash of $1.4 million and a minimum cash or investment balance of $2.1 million. The credit agreement requires the Company to comply with various financial and non-financial covenants. As of December 31, 2019, the Company was in compliance with all financial and non-financial covenants required by the credit agreement.
Borrowings on the revolving line of credit were limited to the lesser of $50.0 million or the total amount of cash and securities held by the Company's insurance subsidiaries (American Pet Insurance Company and Wyndham Insurance Company (SAC) Limited Segregated Account AX), less amounts outstanding relating to other ancillary services and letters of credit. As of December 31, 2019, available borrowing capacity on the line of credit was $23.3 million, with an outstanding balance of $0.5 million for ancillary services and letters of credit, and borrowings under the facility of $26.2 million, recorded net of financing fees of $0.1 million.
11. Stock-Based Compensation
Stock-based compensation expense includes stock options, restricted stock awards, and restricted stock units granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations depending on the function performed by the employee or non-employee. Stock-based compensation expense recognized in each category of the consolidated statement of operations for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Veterinary invoice expense	$697	$571	$355
Other cost of revenue	353	356	239
Technology and development	364	209	216
General and administrative	3,312	2,304	1,887
Sales and marketing	2,120	1,335	722
Total expensed stock-based compensation	6,846	4,775	3,419
Capitalized stock-based compensation	204	175	143
Total stock-based compensation	$7,050	$4,950	$3,562
As of December 31, 2019, the Company had 206,387 unvested stock options and 581,943 unvested restricted stock awards and restricted stock units. Total stock-based compensation expense of $1.4 million related to unvested stock options and $14.6 million related to unvested restricted stock awards and restricted stock units is expected to be recognized over a weighted-average period of approximately 1.1 years and 3.0 years, respectively.
Stock Options
The grant date fair value of stock option awards are estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any stock options during the years ended December 31, 2019 and 2018. For the year ended December 31, 2017, valuation assumptions are presented in the following table:

Year Ended December 31,
2017
Valuation assumptions:
Expected term (in years)	6.25
Expected volatility	37.1%-39.8%
Risk-free interest rate	1.8%-2.2%
Expected dividend yield	—%

The following table presents information regarding stock options granted, exercised and forfeited for the periods presented:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2017	4,123,023	$5.06	$43,185
Granted	657,339	17.74	—
Exercised	(670,823)	3.80	10,392
Forfeited	(103,140)	12.25	—
Outstanding as of December 31, 2017	4,006,399	7.16	88,578
Granted	—	—	—
Exercised	(1,292,037)	2.82	36,625
Forfeited	(92,859)	15.36	—
Outstanding as of December 31, 2018	2,621,503	9.01	43,136
Granted	—	—	—
Exercised	(510,268)	5.28	13,151
Forfeited	(13,257)	18.23	—
Outstanding as of December 31, 2019	2,097,978	9.86	57,907

Exercisable at December 31, 2019	1,891,591	$9.04	$53,760
As of December 31, 2019, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 5.1 years and 4.8 years, respectively.

The weighted-average grant date fair value per share and the fair value of options vested were as follows for the years ended December 31, 2019, 2018, and 2017:

	Weighted Average Grant Date Fair Value per Share	Fair Value of Options Vested (in thousands)
Year:
2017	$7.25	$6,313
2018	$—	$2,665
2019	$—	$1,591

Restricted Stock Awards and Restricted Stock Units
The below table summarizes the Company’s restricted stock award and restricted stock unit activity for the years ended December 31, 2019, 2018 and 2017:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of January 1, 2017	350,631	$4.77
Granted	23,659	30.19
Vested	(116,877)	4.77
Forfeited	(571)	30.19
Unvested shares as of December 31, 2017	256,842	4.77
Granted	375,313	28.10
Vested	(149,213)	9.74
Forfeited	(31,782)	28.57
Unvested shares as of December 31, 2018	451,160	22.16
Granted	459,523	30.03
Vested	(276,184)	18.20
Forfeited	(52,556)	29.85
Unvested shares as of December 31, 2019	581,943	$29.56

12. Leases
The Company leases certain office space and equipment from third parties and recognizes lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on its consolidated balance sheets. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rental expense for operating leases was $0.4 million, $1.4 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company also leases a portion of its building acquired in August 2018 to third parties and records related rental income within general and administrative expense in the consolidated statements of operations. These leases have remaining initial lease terms of 2 years to 8 years, some of which give the tenants options to renew the leases for up to an additional 10 years, and options to terminate the leases after 3 years of the initial lease terms, with early termination fees required. The Company recorded rental income of $2.2 million and $0.9 million for the years ended December 31, 2019 and December 31, 2018, respectively.
The following table summarizes the Company's future rental payments to be received from non-cancellable leases in place as of December 31, 2019 (in thousands):

Year ending December 31:
2020	$2,002
2021	1,632
2022	1,325
2023	1,367
2024	1,410
Thereafter	1,800
Total rental payments	$9,536

13. Stockholders’ Equity
Common Stock and Preferred Stock
As of December 31, 2019, the Company had 100,000,000 shares of common stock authorized and 34,947,017 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At December 31, 2019, the Company had 10,000,000 shares of undesignated shares of preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of all classes of stock outstanding at the time. The Company is unable to pay dividends to stockholders as of December 31, 2019 due to restrictions in its credit agreements.
Follow-on Common Stock Offering
In June 2018, the Company completed a follow-on public offering (the June 2018 follow-on public offering) whereby the Company sold 2,090,909 shares of common stock at a price to the public of $33.00 per share. The Company received aggregate net proceeds from the June 2018 follow-on public offering of $65.7 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The proceeds were primarily used to purchase real estate consisting of properties in use as the Company's home office. In addition, in August 2018, the Company issued 303,030 shares of common stock via a private placement to an accredited investor as a portion of the purchase price of the real estate. See Note 3, Property and Equipment.
Warrants
During the year ended December 31, 2019, 480,000 of the Company's outstanding warrants were exercised. As of December 31, 2019, no warrants remained outstanding.
Share Repurchase Program
In November 2019, the Company's board of directors authorized a share repurchase program, pursuant to which the Company may repurchase up to $15.0 million of its outstanding shares over the next 12 months. The Company did not repurchase shares during the year ended December 31, 2019.

14. Segments
The Company has two segments: subscription business and other business. The subscription business segment includes monthly subscription fees related to the Company’s medical insurance which is marketed directly to consumers, while the other business segment includes all other business that is not directly marketed to consumers.
The chief operating decision maker reviews revenue, gross profit, and operating income (loss) to evaluate segment performance. Revenue, veterinary invoice expense, other cost of revenue, and sales and marketing expenses are generally directly attributed to each segment. Other operating expenses, such as technology and development expense and general and administrative expense, are allocated proportionately based on revenue in each segment. Interest and other expenses and income taxes are not allocated to the segments, nor included in the measure of segment profit or loss. The Company does not analyze discrete segment balance sheet information related to long-term assets.
Operating income (loss) of the Company’s segments were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Subscription business:
Revenue	$321,163	$263,738	$218,354
Veterinary invoice expense	232,415	191,051	155,554
Other cost of revenue	29,724	24,941	21,329
Gross profit	59,024	47,746	41,471
Technology and development	8,427	8,024	8,789
General and administrative	17,539	15,761	15,135
Sales and marketing	35,037	24,622	18,886
Subscription business operating income (loss)	(1,979)	(661)	(1,339)

Other business:
Revenue	62,773	40,218	24,313
Veterinary invoice expense	38,532	23,488	14,568
Other cost of revenue	18,341	13,110	8,166
Gross profit	5,900	3,620	1,579
Technology and development	1,647	1,224	979
General and administrative	3,428	2,403	1,685
Sales and marketing	414	377	218
Other business operating income (loss)	411	(384)	(1,303)
Gain (loss) from investment in joint venture	(352)	—	—
Total operating income (loss)	$(1,920)	$(1,045)	$(2,642)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$316,138	$246,280	$195,297
Canada	67,798	57,676	47,370
Total revenue	$383,936	$303,956	$242,667

Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2019 and 2018.

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
New York law restricts the ability of the Company's insurance subsidiary in New York to pay dividends to its holding company parent. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval, and dividends in larger amounts, or extraordinary dividends, are subject to approval by the New York State Department of Financial Services, the subsidiary's primary regulator. An extraordinary dividend or distribution is defined as a dividend or distribution that, in the aggregate in any 12-month period, exceeds the lesser of (i) 10% of surplus as of the preceding December 31 or (ii) the insurer’s adjusted net investment income for such 12-month period, not including realized capital gains. Under regulatory requirements at December 31, 2019, the amount of dividends that may be paid by the Company’s insurance subsidiary in New York to the Company without prior approval by regulatory authorities was $1.5 million. This insurance subsidiary did not pay dividends to the Company during the years ended December 31, 2019, 2018, and 2017.
The Company's insurance subsidiary in Bermuda is regulated by the Bermuda Monetary Authority. Under the Bermuda Companies Act of 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would be after the payment, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. The Segregated Accounts Company Act of 2000 further requires that dividends out of a segregated account can only be paid to the extent that the cell remains solvent. The value of its assets must remain greater than the aggregate of its liabilities, issued share capital, and share premium accounts. Per our contractual agreements with Wyndham Insurance Company (SAC) Limited, the allowable dividend is equivalent to the positive undistributed profit attributable to the shares. This insurance subsidiary paid the Company a dividend of $3.9 million, $2.2 million, and $2.7 million during the years ended December 31, 2019, 2018 and 2017, respectfully.
The statutory net income for 2019, 2018 and 2017 and statutory capital and surplus at December 31, 2019, 2018 and 2017, for the Company’s insurance subsidiary in New York were as follows (in thousands):

	As of December 31,
	2019	2018	2017
Statutory net income	$16,311	$11,021	$7,507
Statutory capital and surplus	$73,810	$56,244	$37,190

As of December 31, 2019, the Company’s insurance subsidiary in New York maintained $73.8 million of statutory capital and surplus which was above the required amount of $55.3 million of statutory capital and surplus to avoid additional regulatory oversight.
As of December 31, 2019, the Company had $6.7 million on deposit with various states in which it writes policies.

16. Income Taxes
Loss before income taxes was as follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$(1,783)	$(1,054)	$(1,965)
Foreign	143	120	34
	$(1,640)	$(934)	$(1,931)

The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
U.S. federal & state	$12	$(10)	$183
Foreign	52	37	15
	64	27	198
Deferred:
U.S. federal & state	116	(32)	(620)
Foreign	(11)	(2)	(6)
	105	(34)	(626)
Income tax expense (benefit)	$169	$(7)	$(428)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code, including, but not limited to, a corporate tax rate decrease to 21% effective January 1, 2018. In accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), the Company recorded a $0.6 million income tax benefit in the year ended December 31, 2017 in relation to the remeasurement of its deferred tax liabilities.

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is presented below:

	Year Ended December 31,
	2019	2018	2017
Federal income taxes at statutory rate	21.0%	21.0%	34.0%
U.S. state income taxes	(7.8)	4.6	(9.5)
Equity compensation	177.2	828.5	189.1
Change in valuation allowance	(184.2)	(857.4)	(229.6)
Meals and entertainment	(4.9)	(5.4)	(3.0)
Nondeductible fines and settlements	(9.2)	(2.1)	—
Other, net	(11.6)	(8.6)	2.0
Change in federal tax rate	—	—	32.1
Credits	9.2	20.2	7.1
Effective income tax rate	(10.3)%	0.8%	22.2%

The principal components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Deferred revenue	$2,219	$1,371
Accruals and reserves	885	475
Net operating loss carryforwards	30,569	26,566
Depreciation and amortization	240	346
Equity compensation	2,102	1,690
Credits	547	397
Other	243	430
Total deferred tax assets	36,805	31,275
Deferred tax liabilities:
Deferred costs	(398)	(279)
Intangible assets	(1,117)	(1,002)
Other	(775)	(250)
Total deferred tax liabilities	(2,290)	(1,531)
Total deferred taxes	34,515	29,744
Less deferred tax asset valuation allowance	(35,609)	(30,701)
Net deferred tax liability	$(1,094)	$(957)

At December 31, 2019, the Company had U.S. federal and state net operating loss carryforwards of $30.6 million (tax-effected) and U.S. federal income tax credits of $0.5 million. Use of carryforwards is limited based on the future income of the Company. The federal net operating loss carryforwards will begin to expire in 2027. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards and credit carryforwards may be limited if the Company experiences an ownership change. As of December 31, 2019, the utilization of approximately $0.5 million of net operating losses are subject to limitation as a result of prior ownership changes; however, subsequent ownership changes may further affect the limitation in future years.
A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its U.S. Federal deferred tax assets as of December 31, 2019 and 2018 because the Company’s management has determined that it is more likely than not that these assets will not be fully realized.
For the year ended December 31, 2019, the Company recognized a net increase of $4.9 million in valuation allowance against its net deferred tax assets associated with U.S. federal and certain state jurisdictions, primarily attributable to current year activity.
The Company is open to examination by the U.S. federal tax jurisdiction for the years ended December 31, 2016 through 2019. The Company is also open to examination for 2007 and forward with respect to net operating loss carryforwards generated and carried forward from those years in the United States. The Company is open to examination by the Canada Revenue Agency for the years ended December 31, 2015 through 2019 for all corporate tax matters, and open for the years ended December 31, 2012 through 2019 for transactions with non-arm’s length non-Canadian residents.
For the year ended December 31, 2019, the Company considers its foreign earnings to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. While, following the enactment of the Tax Act, distributions from majority owned foreign affiliates are, generally, not subject to U.S. income tax, such distributions may be subject to non-U.S. withholding taxes. A deferred tax liability related to such withholding taxes, and U.S. taxes related to non-majority owned foreign investments have not been recorded.
The Tax Act implemented a new tax on foreign subsidiary income. The Company books Global Intangible Low-Taxed Income ("GILTI") on a current basis and does not book deferred taxes related to GILTI.

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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$89	$327	$120
Increases (decreases) to tax positions related to prior periods	19	(243)	91
Increases to tax positions related to the current year	5	5	116
Balance, end of year	$113	$89	$327

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
18. Quarterly Financial Information (Unaudited)

The following table contains quarterly financial data for the years ended December 31, 2019 and 2018 (in thousands, except per share data). The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements and includes all adjustments that the Company considers necessary for a fair presentation of the information shown. The operating results for any fiscal quarter are not necessarily indicative of the operating results for a full fiscal year or any future period and there can be no assurances that any trend reflected in such results will continue in the future.

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
Total revenues	$105,483	$99,276	$92,199	$86,978	$82,640	$78,164	$73,392	$69,760
Gross profit	17,734	17,445	14,713	15,032	14,205	13,744	12,353	11,064
Net income (loss)	$636	$782	$(1,931)	$(1,296)	$(275)	$1,205	$(377)	$(1,480)
Net income (loss) per share:
Basic	$0.02	$0.02	$(0.06)	$(0.04)	$(0.01)	$0.04	$(0.01)	$(0.05)
Diluted	$0.02	$0.02	$(0.06)	$(0.04)	$(0.01)	$0.03	$(0.01)	$(0.05)
Weighted-average common shares outstanding:
Basic	34,876,438	34,876,782	34,610,709	34,292,367	33,716,975	33,129,416	30,721,037	30,246,585
Diluted	36,354,620	36,399,136	34,610,709	34,292,367	33,716,975	36,385,360	30,721,037	30,246,585

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this assessment, management concluded that, as of December 31, 2019, its internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of the Company's internal control over financial reporting and its report is included below.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trupanion, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Trupanion, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trupanion, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 13, 2020 expressed an unqualified opinion thereon.

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
February 13, 2020

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 11. Executive Compensation
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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
(a)(3) Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-36537	3.1	8/28/2014

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-36537	3.1	6/3/2016

3.3	Amended and Restated Bylaws of the Registrant.	10-Q	001-36537	3.2	8/28/2014

4.1	Description of Capital Stock					X

4.2	Form of Common Stock Certificate.	S-1	333-196814	4.1	6/16/2014

10.1+	Form of Indemnity Agreement.	S-1	333-196814	10.1	6/16/2014

10.2+	2007 Equity Compensation Plan and forms of stock option agreements and exercise notices, restricted stock notice agreement and restricted stock agreement thereunder.	S-1	333-196814	10.2	6/16/2014

10.3+	2014 Equity Incentive Plan and forms of stock option award agreement, restricted stock agreement and restricted stock unit award agreement thereunder.	S-1	333-196814	10.3	6/16/2014

10.4+	2014 Employee Stock Purchase Plan.	S-1	333-196814	10.4	6/16/2014

10.5+	Amended and Restated Employment Agreement, dated April 20, 2007, by and between the Registrant and Darryl Rawlings.	S-1	333-196814	10.6	6/16/2014

10.6+	Consulting Agreement, dated May 5, 2014, by and between the Registrant and Howard Rubin.	S-1	333-196814	10.8	6/16/2014

10.7+	First Amendment to Consulting Agreement, dated January 1, 2016, by and between the Registrant and Howard Rubin.	10-Q	001-36537	10.2	5/6/2016

10.8+	Second Amendment to Consulting Agreement, dated January 1, 2017 by and between the Registrant and Howard Rubin.	10-K	001-36537	10.13	2/15/2017

10.9+	Third Amendment to Consulting Agreement, dated January 1, 2019 by and between the Registrant and Howard Rubin.	10-Q	001-36537	10.2	5/3/2019

10.10	Senior Credit Facility Loan and Security Agreement, entered into as of December 16, 2016 between Pacific Western Bank, Western Alliance Bank and the Registrant.	10-K	001-36537	10.15	2/15/2017

10.11	First Amendment to Senior Credit Facility Loan and Security Agreement, dated March 31, 2017 between Pacific Western Bank, Western Alliance Bank and the Registrant.	10-Q	001-36537	10.1	5/3/2017

10.12	Second Amendment to Senior Credit Facility Loan and Security Agreement, dated September 28, 2017 between Pacific Western Bank, Western Alliance Bank and the Registrant.	10-Q	001-36537	10.1	11/3/2017

10.13	Third Amendment to Senior Credit Facility Loan and Security Agreement, dated June 28, 2018, between Pacific Western Bank, Western Alliance Bank and the Registrant.	10-Q	001-36537	10.1	8/3/2018

10.14	Joinder to Loan and Security Agreement and Amendment and Restated Revolving Note, dated August 6, 2018, between Pacific Western Bank, Western Alliance Bank, Trupanion Managers USA, Inc. and Trupanion-APIC, LLC.	10-Q	001-36537	10.2	11/9/2018

10.15	Fourth Amendment to Senior Credit Facility Loan and Security Agreement, dated April 29, 2019, between Pacific Western Bank, Western Alliance Bank and the Registrant.	10-Q	001-36537	10.1	7/31/2019

10.16	Real Estate Purchase and Sale Agreement, dated June 18, 2018, between the Registrant and Benaroya Capital Company, L.L.C.	8-K	001-36537	10.1	6/20/2018

10.17†	Agency Agreement between Omega General Insurance Company and Trupanion Brokers Ontario, Inc., effective January 1, 2015.	10-K	001-36537	10.13	2/24/2015

10.18†	Fronting and Administration Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.	10-K	001-36537	10.14	2/24/2015

10.19†	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.	10-K	001-36537	10.15	2/24/2015

10.20	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2018.	10-K	001-36537	10.20	2/14/2018

10.21	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2019.	10-K	001-36537	10.19	2/14/2019

10.22	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2020.					X

10.23	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective July 1, 2020.					X

10.24+	Compensation Program for Non-Employee Directors of Trupanion, Inc, as amended on December 27, 2018.	10-K	001-36537	10.20	2/14/2019

10.25+	Compensation Clawback Policy, effective February 11, 2019.	10-K	001-36537	10.21	2/14/2019

10.26+	On-Going Severance Policy for CEO and Key Senior Leaders, effective February 11, 2019.	10-K	001-36537	10.22	2/14/2019

10.27+	Change of Control Policy for Select Officers and Key Leaders effective February 11, 2019.	10-K	001-36537	10.23	2/14/2019

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney (reference is made to the signature page hereto).	X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

+	Indicates a management contract or compensatory plan or arrangement.
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Seattle, state of Washington, on this 13th day of February, 2020.

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

Date: February 13, 2020	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: February 13, 2020	/s/ Tricia Plouf
Tricia Plouf Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 13, 2020	/s/ Murray Low
Murray Low Chairman of the Board of Directors

Date: February 13, 2020	/s/ Jacqueline Davidson
Jacqueline Davidson Director

Date: February 13, 2020	/s/ Michael Doak
Michael Doak Director

Date: February 13, 2020	/s/ Robin Ferracone
Robin Ferracone Director

Date: February 13, 2020	/s/ Dan Levitan
Dan Levitan Director

Date: February 13, 2020	/s/ H. Hays Lindsley
H. Hays Lindsley Director

Date: February 13, 2020	/s/ Howard Rubin
Howard Rubin Director

Schedule I - Condensed Financial Information of Registrant
Trupanion, Inc. Condensed Statements of Operations and Comprehensive Loss (Parent Company Only, in thousands)

	Year Ended December 31,
	2019	2018	2017
Expenses:
Veterinary invoice expense	$697	$571	$354
Other cost of revenue	353	357	239
Technology and development	1,085	512	528
General and administrative	5,974	4,879	4,204
Sales and marketing	2,137	1,355	889
Total expenses	10,246	7,674	6,214
Gain (loss) from investment in joint venture	(205)	—	—
Operating loss	(10,451)	(7,674)	(6,214)
Interest expense	1,327	1,184	529
Other (income) expense, net	(4,156)	(2,557)	(4,101)
Loss before equity in undistributed earnings of subsidiaries	(7,622)	(6,301)	(2,642)
Income tax benefit	5,423	4,042	5,302
Equity (loss) in undistributed earnings of subsidiaries	390	1,332	(4,163)
Net loss	$(1,809)	$(927)	$(1,503)
Other comprehensive income (loss), net of taxes:
Other comprehensive income (loss) of subsidiaries	1,003	(661)	285
Other comprehensive income (loss)	1,003	(661)	285
Comprehensive loss	$(806)	$(1,588)	$(1,218)

Trupanion, Inc. Condensed Balance Sheets (Parent Company Only) (In thousands, except share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,242	$2,133
Accounts and other receivables	2,933	2,094
Prepaid expenses and other assets	361	661
Total current assets	4,536	4,888
Restricted cash	1,400	1,400
Property and equipment, net	663	568
Intangible assets, net	5,356	5,076
Other long-term assets	14,146	6,515
Advances to and investments in subsidiaries	138,174	125,475
Total assets	$164,275	$143,922
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued liabilities, and other current liabilities	$311	$885
Total current liabilities	311	885
Long-term debt	26,086	12,862
Deferred tax liabilities	1,118	1,002
Total liabilities	27,515	14,749
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized at December 31, 2019 and December 31, 2018, 35,876,882 and 34,947,017 shares issued and outstanding at December 31, 2019; 34,781,121 and 34,025,136 shares issued and outstanding at December 31, 2018	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized at December 31, 2019 and December 31, 2018, and 0 shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	232,731	219,838
Accumulated other comprehensive income (loss)	250	(753)
Accumulated deficit	(85,520)	(83,711)
Treasury stock, at cost: 929,865 shares at December 31, 2019 and 755,985 shares at December 31, 2018	(10,701)	(6,201)
Total stockholders’ equity	136,760	129,173
Total liabilities and stockholders’ equity	$164,275	$143,922

Trupanion, Inc. Condensed Statements of Cash Flows (Parent Company Only, in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(1,809)	$(927)	$(1,503)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
(Income) loss attributable to investments in subsidiaries	(390)	(1,332)	4,163
Depreciation and amortization	211	436	697
Stock-based compensation expense	6,846	4,775	3,419
Gain on sale of equity method investment	—	—	(1,036)
Other, net	48	108	(380)
Changes in operating assets and liabilities	(601)	(97)	743
Net cash provided by (used in) operating activities	4,305	2,963	6,103
Investing activities
Proceeds from sale of equity method investment	—	—	1,402
Purchases of property and equipment	(728)	(164)	(135)
Advances to and investments in subsidiaries	(11,931)	(67,884)	(12,168)
Other investments	(7,019)	(4,237)	(2,668)
Net cash used in investing activities	(19,678)	(72,285)	(13,570)
Financing activities
Proceeds from public offering of common stock, net of offering costs	—	65,671	—
Proceeds from exercise of stock options	2,982	3,601	2,545
Taxes paid related to net share settlement of equity awards	(1,667)	(1,839)	(1,170)
Proceeds from debt financing, net of financing fees	13,167	13,430	4,400
Repayments of debt financing	—	(10,000)	—
Other financing	—	287	(604)
Net cash provided by financing activities	14,482	71,150	5,170
Net change in cash, cash equivalents, and restricted cash	(891)	1,828	(2,297)
Cash, cash equivalents, and restricted cash at beginning of period	3,533	1,705	4,001
Cash, cash equivalents, and restricted cash at end of period	$2,642	$3,533	$1,705
Supplemental disclosures
Interest paid	$1,166	$1,007	$333
Noncash investing and financing activities:
Property and equipment acquired under capital lease	—	—	471
Cashless exercise of common stock warrants	4,500	3,000	—
Issuance of common stock for acquisition of corporate real estate	$—	$9,640	$—

1. Organization and Presentation
The accompanying condensed financial statements present the financial position, results of operations and cash flows for Trupanion, Inc. These condensed unconsolidated financial statements should be read in conjunction with the consolidated financial statements of Trupanion, Inc. and its subsidiaries and the notes thereto (the Consolidated Financial Statements). Investments in subsidiaries are accounted for using the equity method of accounting. Trupanion, Inc. received cash dividends from a subsidiary of $3.9 million, $2.2 million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. These cash dividends were recorded within Trupanion, Inc.'s other income and were eliminated within the consolidated financial statements of Trupanion, Inc.
Additional information about Trupanion, Inc.’s accounting policies pertaining to intangible assets, commitments and contingencies, debt financing, stock-based compensation, stockholders’ equity, and income taxes are set forth in Notes 4, 8, 10, 11, 13, and 16, respectively, to the Consolidated Financial Statements.