Form 10-Q
period 2020-03-31
TRUPANION, INC.
filed 2020-05-01
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 23, 2020, there were approximately 35,100,336 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
TRUPANION, INC. Consolidated Statements of Operations (in thousands, except share data) (unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$111,301	$86,978
Cost of revenue:
Veterinary invoice expense	79,640	61,282
Other cost of revenue	13,809	10,664
Gross profit	17,852	15,032
Operating expenses:
Technology and development	2,845	2,669
General and administrative	5,516	5,419
Sales and marketing	10,442	8,227
Total operating expenses	18,803	16,315
Gain (loss) from investment in joint venture	(59)	—
Operating loss	(1,010)	(1,283)
Interest expense	379	317
Other income, net	(282)	(344)
Loss before income taxes	(1,107)	(1,256)
Income tax expense	26	40
Net loss	$(1,133)	$(1,296)

Net loss per share:
Basic and Diluted	$(0.03)	$(0.04)
Weighted average shares of common stock outstanding:
Basic and Diluted	35,007,052	34,292,367
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(1,133)	$(1,296)
Other comprehensive income (loss):
Foreign currency translation adjustments	(630)	189
Net unrealized (loss) gain on available-for-sale debt securities	(5)	19
Other comprehensive income (loss), net of taxes	(635)	208
Comprehensive loss	$(1,768)	$(1,088)
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Balance Sheets (in thousands, except share data)

	March 31, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$27,221	$29,168
Short-term investments	76,094	69,732
Accounts and other receivables	65,997	54,408
Prepaid expenses and other assets	5,766	5,513
Total current assets	175,078	158,821
Restricted cash	1,400	1,400
Long-term investments, at fair value	4,094	4,323
Property and equipment, net	70,569	70,372
Intangible assets, net	7,571	7,731
Other long-term assets	14,487	14,553
Total assets	$273,199	$257,200
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,772	$4,087
Accrued liabilities and other current liabilities	14,003	13,798
Reserve for veterinary invoices	22,862	21,194
Deferred revenue	62,014	52,546
Total current liabilities	103,651	91,625
Long-term debt	29,844	26,086
Deferred tax liabilities	1,118	1,118
Other liabilities	1,761	1,611
Total liabilities	136,374	120,440
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 36,017,670 and 35,084,505 shares issued and outstanding at March 31, 2020; 35,876,882 and 34,947,017 shares issued and outstanding at December 31, 2019	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	234,642	232,731
Accumulated other comprehensive income (loss)	(385)	250
Accumulated deficit	(86,653)	(85,520)
Treasury stock, at cost: 933,165 shares at March 31, 2020 and 929,865 shares at December 31, 2019	(10,779)	(10,701)
Total stockholders’ equity	136,825	136,760
Total liabilities and stockholders’ equity	$273,199	$257,200
See accompanying notes to the consolidated financial statements.

Trupanion, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2020	34,947,017	$—	$232,731	$(85,520)	$250	$(10,701)	$136,760
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	140,788	—	205	—	—	—	205
Stock-based compensation expense	—	—	1,706	—	—	—	1,706
Repurchase of common stock	(3,300)	—	—	—	—	(78)	(78)
Other comprehensive income (loss)	—	—	—	—	(635)	—	(635)
Net loss	—	—	—	(1,133)	—	—	(1,133)
Balance at March 31, 2020	35,084,505	$—	$234,642	$(86,653)	$(385)	$(10,779)	$136,825

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2019	34,025,136	$—	$219,838	$(83,711)	$(753)	$(6,201)	$129,173
Exercise of warrants, net	276,120	—	4,500	—	—	(4,500)	—
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	166,209	—	507	—	—	—	507
Stock-based compensation expense	—	—	1,417	—	—	—	1,417
Other comprehensive income (loss)	—	—	—	—	208	—	208
Net loss	—	—	—	(1,296)	—	—	(1,296)
Balance at March 31, 2019	34,467,465	$—	$226,262	$(85,007)	$(545)	$(10,701)	$130,009

See accompanying notes to the consolidated financial statements.

TRUPANION, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(1,133)	$(1,296)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,381	1,613
Stock-based compensation expense	1,653	1,357
Other, net	73	(3)
Changes in operating assets and liabilities:
Accounts and other receivables	(11,697)	(5,894)
Prepaid expenses and other assets	(195)	325
Accounts payable, accrued liabilities, and other liabilities	1,322	1,256
Reserve for veterinary invoices	1,825	1,078
Deferred revenue	9,695	5,523
Net cash provided by operating activities	2,924	3,959
Investing activities
Purchases of investment securities	(11,579)	(17,350)
Maturities of investment securities	5,100	10,205
Purchases of property, equipment and intangible assets	(1,496)	(878)
Other	9	(1,479)
Net cash used in investing activities	(7,966)	(9,502)
Financing activities
Proceeds from exercise of stock options	559	661
Shares withheld to satisfy tax withholding	(321)	(197)
Proceeds from debt financing, net of financing fees	3,744	5,200
Other	(78)	(271)
Net cash provided by financing activities	3,904	5,393
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(809)	220
Net change in cash, cash equivalents, and restricted cash	(1,947)	70
Cash, cash equivalents, and restricted cash at beginning of period	30,568	27,952
Cash, cash equivalents, and restricted cash at end of period	$28,621	$28,022
Supplemental disclosures
Noncash investing and financing activities:
Issuance of common stock for cashless exercise of warrants	$—	$4,500
Purchases of property and equipment included in accounts payable and accrued liabilities	$355	$141
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
The financial data as of December 31, 2019 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on February 13, 2020 (the 2019 10-K). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2019 10-K. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from such estimates. See Note 1 to the audited financial statements included in the 2019 10-K for additional discussion of these estimates and assumptions.
Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326), using the modified retrospective approach on January 1, 2020. The ASU replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The new standard did not have a material impact on the Company's consolidated statements of operations, balance sheets, stockholders' equity, or cash flows. The Company did not record any cumulative-effect adjustment to its retained earnings upon the adoption.

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
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended March 31,
	2020	2019
Stock options	2,046,395	2,513,946
Restricted stock awards and restricted stock units	506,863	716,319
Warrants	—	30,000

3. Investments
Long-term investments are classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). Short-term investments are classified as held-to-maturity and reported at amortized cost. The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of March 31, 2020 and December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of March 31, 2020
Long-term investments:
Foreign deposits	$3,099	$—	$—	$3,099
Municipal bond	1,000	—	(5)	995
	$4,099	$—	$(5)	$4,094
Short-term investments:
U.S. Treasury securities	$6,159	$11	$—	$6,170
Certificates of deposit	1,565	—	—	1,565
U.S. government funds	68,370	—	—	68,370
	$76,094	$11	$—	$76,105

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2019
Long-term investments:
Foreign deposits	$3,323	$—	$—	$3,323
Municipal bond	1,000	—	—	1,000
	$4,323	$—	$—	$4,323
Short-term investments:
U.S. Treasury securities	$6,156	$—	$(1)	$6,155
Certificates of deposit	440	—	—	440
U.S. government funds	63,136	—	—	63,136
	$69,732	$—	$(1)	$69,731

Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	As of March 31, 2020
	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	$4,099	$4,094
	$4,099	$4,094

The Company does not expect any credit losses from its held-to-maturity investments, considering the composition of the investment portfolio and the credit loss history of these investments. For available-for-sale debt securities, the Company determined that the unrealized losses were immaterial and due to non-credit factors. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell, the securities prior to maturity or prior to the recovery of the amortized cost basis.

4. Other Investments
Investment in Variable Interest Entity
In July 2018, the Company purchased $3.0 million in preferred stock of a privately held corporation with a complementary business line. In October 2019, the Company purchased an additional $4.0 million in preferred stock upon the exercise of an option by the variable interest entity. The Company does not have power over the activities that most significantly impact the economic performance of the variable interest entity and is, therefore, not the primary beneficiary. The Company has the option to purchase all of the outstanding common shares issued by the variable interest entity on the fifth anniversary of the initial preferred stock purchase.

Additionally, the Company has extended a $2.5 million revolving line of credit to the variable interest entity to fund its inventory purchases. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit was $2.5 million as of March 31, 2020 and December 31, 2019. The Company has also entered into a series of agreements to provide ancillary services to the variable interest entity at cost. The Company provided $0.4 million and $0.3 million of these services for the three months ended March 31, 2020 and 2019, respectively, which were recorded against its operating expenses.
Investment in Joint Venture
In September 2018, the Company acquired a non-controlling equity interest in a joint venture, whereby it has committed to licensing certain intellectual property and contributing up to $2.2 million AUD upon the achievement of specific operational milestones over a period of at least four years from the agreement execution date. As of March 31, 2020, the Company has contributed $0.5 million AUD. This equity investment is accounted for using the equity method and is classified in other long-term assets on the Company's consolidated balance sheet. The Company's share of income and losses from this equity method investment is included in gain (loss) from investment in joint venture on its consolidated statement of operations. Also included in this line item are income and expenses associated with administrative services provided to the joint venture.

5. Fair Value
Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of March 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$1,400	$1,400	$—	$—
Money market funds	1,053	1,053	—	—
Fixed maturities:
Foreign deposits	3,099	3,099	—	—
Municipal bond	995	—	995	—
Investment in variable interest entity	7,625	—	—	7,625
Total	$14,172	$5,552	$995	$7,625

	As of December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$1,400	$1,400	$—	$—
Money market funds	1,050	1,050	—	—
Fixed maturities:
Foreign deposits	3,323	3,323	—	—
Municipal bond	1,000	—	1,000	—
Investment in variable interest entity	7,625	—	—	7,625
Total	$14,398	$5,773	$1,000	$7,625

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

The Company's preferred stock investment in the variable interest entity (see Note 4) is accounted for as an available-for-sale debt security and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. Estimated fair value was $7.6 million as of March 31, 2020, unchanged from December 31, 2019, recorded in other long-term assets on the Company's consolidated balance sheet. An unrealized gain of $0.6 million was recorded in other comprehensive income in the quarter ended December 31, 2019.
Fair Value Disclosures
The Company's other long-term assets balance included notes receivable of $6.0 million as of March 31, 2020 and $6.1 million as of December 31, 2019, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy and is based on market interest rates and the assessed creditworthiness of the third party. There was no significant activity in Level 3 of the hierarchy during the three months ended March 31, 2020.

The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at March 31, 2020 and December 31, 2019.

The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the three months ended March 31, 2020 and the year ended December 31, 2019.

6. Debt
The Company has a revolving line of credit of up to $50.0 million, maturing June 2022. The facility is secured by any and all interests in the Company's assets that are not otherwise restricted. Interest on the revolving line of credit is payable monthly at the greater of 4.5%, or 0.75% plus the prime rate (4.50% at March 31, 2020). The credit agreement includes other ancillary services and letters of credit of up to $4.5 million. It also requires a deposit of restricted cash of $1.4 million and a minimum cash or investment balance of $2.1 million. The credit agreement requires the Company to comply with various financial and non-financial covenants. As of March 31, 2020, the Company was in compliance with all financial and non-financial covenants required by the credit agreement.
Borrowings on the revolving line of credit are limited to the lesser of $50.0 million or the total amount of cash and securities held by the Company's insurance subsidiaries (American Pet Insurance Company and Wyndham Insurance Company (SAC) Limited Segregated Account AX). As of March 31, 2020, available borrowing capacity on the line of credit was $19.2 million, with an outstanding balance of $0.9 million for ancillary services and letters of credit, and borrowings under the facility of $30.0 million, recorded net of financing fees of $0.1 million.

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
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Three Months Ended March 31,
Subscription	2020	2019
Reserve at beginning of year	$15,541	$13,875
Veterinary invoices during the period related to:
Current year	64,816	53,436
Prior years	372	202
Total veterinary invoice expense	65,188	53,638
Amounts paid during the period related to:
Current year	54,000	42,650
Prior years	10,765	10,015
Total paid	64,765	52,665
Non-cash expenses	226	201
Reserve at end of period	$15,738	$14,647
The Company's reserve for the subscription business segment increased from $15.5 million at December 31, 2019 to $15.7 million at March 31, 2020. This change was comprised of $65.2 million in expense recorded during the period less $64.8 million in payments of veterinary invoices. The $65.2 million in veterinary invoice expense incurred included an adjustment of $0.4 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the three months ended March 31, 2019, the Company increased prior year reserves by $0.2 million as a result of analysis of payment trends.

Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Three Months Ended March 31,
Other Business	2020	2019
Reserve at beginning of year	$5,653	$2,187
Veterinary invoices during the period related to:
Current year	14,323	7,995
Prior years	129	(351)
Total veterinary invoice expense	14,452	7,644
Amounts paid during the period related to:
Current year	8,180	5,856
Prior years	4,801	1,447
Total paid	12,981	7,303
Non-cash expenses	—	—
Reserve at end of period	$7,124	$2,528
The Company’s reserve for the other business segment increased from $5.7 million at December 31, 2019 to $7.1 million at March 31, 2020. This change was comprised of $14.5 million in expense recorded during the period less $13.0 million in payments of veterinary invoices. The $14.5 million in veterinary invoice expense incurred included an adjustment of $0.1 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the three months ended March 31, 2019, the Company decreased prior year reserves by $0.4 million as a result of analysis of payment trends.
Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of March 31, 2020
Year of Occurrence
2018 and prior	$1,229
2019	3,919
2020	10,590
$15,738

Other Business	As of March 31, 2020
Year of Occurrence
2018 and prior	$46
2019	935
2020	6,143
$7,124

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

	Three Months Ended March 31,
	2020	2019
Veterinary invoice expense	$178	$161
Other cost of revenue	90	86
Technology and development	100	63
General and administrative	729	618
Sales and marketing	556	429
Total stock-based compensation expense	1,653	1,357
Capitalized stock-based compensation	53	60
Total stock-based compensation	$1,706	$1,417

As of March 31, 2020, the Company had 154,839 unvested stock options and 506,863 unvested restricted stock awards and restricted stock units that are expected to vest. Stock-based compensation expenses of $1.1 million related to unvested stock options and $14.1 million related to unvested restricted stock awards and restricted stock units are expected to be recognized over a weighted average period of approximately 1.0 years and 2.8 years, respectively.
Stock Options
A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	2,097,978	$9.86	$57,907
Granted	—	—	—
Exercised	(48,981)	10.75	1,035
Forfeited	(2,602)	16.19	—
Outstanding as of March 31, 2020	2,046,395	9.83	33,155

Exercisable as of March 31, 2020	1,891,556	$9.19	$31,848
As of March 31, 2020, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 4.8 years and 4.6 years, respectively.
Restricted Stock Awards and Restricted Stock Units
A summary of the Company’s restricted stock award and restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2019	581,943	$29.56
Granted	41,151	31.67
Vested	(102,070)	29.34
Forfeited	(14,161)	29.83
Unvested shares as of March 31, 2020	506,863	$29.76

10. Leases
The Company leases certain office space and equipment from third parties and recognizes lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on its consolidated balance sheets.

The Company also leases a portion of its building to third parties and records related rental income within general and administrative expense in the consolidated statements of operations. These leases have remaining initial lease terms of 2 years to 8 years, some of which give the tenants options to renew the leases for up to an additional 10 years, and options to terminate the leases after 3 years of the initial lease terms, with early termination fees required. The Company recorded rental income of $0.6 million for the three months ended March 31, 2020.
The following table summarizes the Company's future rental payments to be received from non-cancellable leases in place as of March 31, 2020 (in thousands):

Year ending December 31:
2020	$1,460
2021	1,632
2022	1,325
2023	1,367
2024	1,410
Thereafter	1,801
Total rental payments	$8,995

11. Stockholders' Equity
Common Stock and Preferred Stock
As of March 31, 2020, the Company had 100,000,000 shares of common stock authorized and 35,084,505 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At March 31, 2020, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company is unable to pay dividends to stockholders as of March 31, 2020 due to restrictions in its credit agreements.
Share Repurchase Program
In November 2019, the Company's board of directors approved a share repurchase program, pursuant to which the Company may repurchase up to $15.0 million of its outstanding shares over the twelve-month period following the approval. The Company repurchased 3,300 shares during the three months ended March 31, 2020. The Company did not repurchase any shares during the year ended December 31, 2019.

12. Segments
The Company has two segments: subscription business and other business. The subscription business segment includes revenue and expenses related to monthly pet insurance subscriptions marketed directly to consumers, while the other business segment includes all other business that is not directly marketed to consumers.
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

Operating income (loss) of the Company’s segments were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Subscription business:
Revenue	$89,484	$74,222
Veterinary invoice expense	65,188	53,638
Other cost of revenue	8,234	6,749
Gross profit	16,062	13,835
Technology and development	2,287	2,278
General and administrative	4,435	4,624
Sales and marketing	10,279	8,097
Subscription business operating income (loss)	(939)	(1,164)

Other business:
Revenue	21,817	12,756
Veterinary invoice expense	14,452	7,644
Other cost of revenue	5,575	3,915
Gross profit	1,790	1,197
Technology and development	558	391
General and administrative	1,081	795
Sales and marketing	163	130
Other business operating income (loss)	(12)	(119)
Gain (loss) from investment in joint venture	(59)	—
Total operating income (loss)	$(1,010)	$(1,283)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$92,524	$71,157
Canada	18,777	15,821
Total revenue	$111,301	$86,978

Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2020 and December 31, 2019.

13. Related Parties
In August 2018, the Company invested $0.3 million in a limited liability entity in exchange of a 17.5% ownership interest. The investee is considered to be a related party, as the Company has the ability to exercise significant influence over the investee. In February 2020, the Company entered into a service agreement with the investee, under which the Company incurred $0.5 million of expenses for consulting services provided by the investee during the three months ended March 31, 2020.

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
We generate leads for our subscription business through both third-party referrals and direct-to-consumer acquisition channels, which we then convert into members through our website and contact center. Veterinary hospitals represent our largest referral source. We engage our Territory Partners to have face-to-face visits with veterinarians and their staff. Territory Partners are dedicated to cultivating direct veterinary relationships and building awareness of the benefits of high quality medical insurance to veterinarians and their clients. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, Trupanion. We also receive a significant number of new leads from existing members adding pets and referring their friends and family members. Our direct-to-consumer acquisition channels serve as important resources for pet owner education and drive new member leads and conversion. We monitor average pet acquisition cost to evaluate the efficiency of our sales and marketing programs in acquiring new members and measure effectiveness based on our targeted return on investment.
Our Response to the COVID-19 Pandemic
Due to the uncertainty caused by the COVID-19 pandemic, we have taken swift, direct actions to:

•
Protect our team. We instituted a work-from-home policy for substantially all employees in early March. This allowed responsible social distancing to keep our team safe. We are also providing technology support, training and other resources to support our team members during this unique time.

•
Leverage our data about COVID-19. There has been understandable concern about whether COVID-19 is communicable to and from pets. Using our extensive, proprietary database, we have closely monitored veterinary invoice data and shared with veterinarians, our members and the broader community that, to date, we have not seen any COVID-19-related veterinary invoices.

•
Provide relief and support to members. We value our members and understand the economic and health challenges COVID-19 has created for many of them. We slowed our process on subscription cancellations for failed payments, in most cases extending the time from 30 to 60 days. We also continue to provide a superior member experience with our claims, call center and broader team working tirelessly to ensure pets receive the care they need during this pandemic.

•
Carefully monitor the financial impact to our business. We have not experienced a material adverse impact on our business due to COVID-19, but we are carefully monitoring new enrollments and retention, veterinary invoice expense, and other expenses, as well as the impact of COVID-19 on our partners.

The impacts of COVID-19 and related economic conditions on our results are highly uncertain and in many ways outside of our control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult, if possible, to anticipate.

Key Operating Metrics
The following table sets forth our key operating metrics for our subscription business, and total pets enrolled, for each of the last eight fiscal quarters.

	Three Months Ended
	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018
Total Business:
Total pets enrolled (at period end)	687,435	646,728	613,694	577,686	548,002	521,326	497,942	472,480
Subscription Business:
Total subscription pets enrolled (at period end)	508,480	494,026	479,427	461,314	445,148	430,770	416,527	401,033
Monthly average revenue per pet	$58.96	$58.58	$58.12	$57.11	$56.13	$55.15	$54.55	$53.96
Lifetime value of a pet, including fixed expenses	$535	$523	$511	$482	$471	$449	$435	$431
Average pet acquisition cost (PAC)	$247	$222	$208	$213	$205	$186	$155	$150
Average monthly retention	98.59%	98.58%	98.59%	98.57%	98.58%	98.60%	98.61%	98.64%
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

Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of March 31, 2020 is an average of each month’s retention from April 1, 2019 through March 31, 2020. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.
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
The following table reflects the reconciliation of net acquisition cost to sales and marketing expense (in thousands):

	Three Months Ended
	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018
Sales and marketing expense	$10,442	$9,212	$9,255	$8,757	$8,227	$6,994	$6,365	$5,702
Net of sign-up fee revenue	(765)	(730)	(790)	(734)	(703)	(655)	(693)	(624)
Excluding:
Stock-based compensation expense	(556)	(547)	(577)	(567)	(429)	(355)	(358)	(349)
Other business segment sales and marketing expense	(163)	(152)	(94)	(38)	(130)	(102)	(99)	(88)
Net acquisition cost	$8,958	$7,783	$7,794	$7,418	$6,965	$5,882	$5,215	$4,641
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
Other business segment. Our other business segment primarily includes revenue and expenses related to policies written on behalf of third parties. This segment includes the products that have been in the past, and may be in the future, materially different from our subscription. Our relationships in our other business segment are generally subject to termination provisions and are non-exclusive. Accordingly, we cannot control the volume of business, even if a contract is not terminated. Loss of an entire program via contract termination could result in the associated policies and revenues being lost over a period of 12 to 18 months, which could have a material impact on our results of operations. We may enter into additional relationships in the future to the extent we believe they will be profitable to us, which could also impact our operating results.

Results of Operations
The following tables set forth our results of operations for the periods presented both in absolute dollars and as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenue:
Subscription business	$89,484	$74,222
Other business	21,817	12,756
Total revenue	111,301	86,978
Cost of revenue:
Subscription business(1)	73,422	60,387
Other business	20,027	11,559
Total cost of revenue	93,449	71,946
Gross profit:
Subscription business	16,062	13,835
Other business	1,790	1,197
Total gross profit	17,852	15,032
Operating expenses:
Technology and development(1)	2,845	2,669
General and administrative(1)	5,516	5,419
Sales and marketing(1)	10,442	8,227
Total operating expenses	18,803	16,315
Gain (loss) from investment in joint venture	(59)	—
Operating loss	(1,010)	(1,283)
Interest expense	379	317
Other income, net	(282)	(344)
Loss before income taxes	(1,107)	(1,256)
Income tax expense	26	40
Net loss	$(1,133)	$(1,296)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of revenue	$268	$247
Technology and development	100	63
General and administrative	729	618
Sales and marketing	556	429
Total stock-based compensation expense	$1,653	$1,357

	Three Months Ended March 31,
	2020	2019
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue	84	83
Gross profit	16	17
Operating expenses:
Technology and development	3	3
General and administrative	5	6
Sales and marketing	9	9
Total operating expenses	17	19
Gain (loss) from investment in joint venture	—	—
Operating loss	(1)	(1)
Interest expense	—	—
Other income, net	—	—
Loss before income taxes	(1)	(1)
Income tax expense	—	—
Net loss	(1)%	(1)%

	Three Months Ended March 31,
	2020	2019
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%
Subscription business cost of revenue	82	81
Subscription business gross profit	18%	19%

Comparison of the Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,		% Change
	2020	2019
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$89,484	$74,222	21%
Other business	21,817	12,756	71
Total revenue	$111,301	$86,978	28

Percentage of Revenue by Segment:
Subscription business	80%	85%
Other business	20	15
Total revenue	100%	100%

Total pets enrolled (at period end)	687,435	548,002	25
Total subscription pets enrolled (at period end)	508,480	445,148	14
Monthly average revenue per pet	$58.96	$56.13	5
Average monthly retention	98.59%	98.58%
Three months ended March 31, 2020 compared to three months ended March 31, 2019. Total revenue increased by $24.3 million, or 28%, to $111.3 million for the three months ended March 31, 2020. Revenue from our subscription business segment increased by $15.3 million, or 21%, to $89.5 million for the three months ended March 31, 2020. This increase in subscription business revenue was primarily due to a 14% increase in total subscription pets enrolled as of March 31, 2020 compared to March 31, 2019, and an increase in average revenue per pet of 5% for the same period. Increases in pricing were primarily due to the increased cost and utilization of veterinary care. Revenue from our other business segment increased by $9.1 million, or 71%, to $21.8 million for the three months ended March 31, 2020, primarily due to an increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2020	2019
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$65,188	$53,638	22%
Other cost of revenue	8,234	6,749	22
Total cost of revenue	73,422	60,387	22
Gross profit	16,062	13,835	16
Other business:
Veterinary invoice expense	14,452	7,644	89
Other cost of revenue	5,575	3,915	42
Total cost of revenue	20,027	11,559	73
Gross profit	$1,790	$1,197	50

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	73%	72%
Other cost of revenue	9	9
Total cost of revenue	82	81
Gross profit	18	19
Other business:
Veterinary invoice expense	66	60
Other cost of revenue	26	31
Total cost of revenue	92	91
Gross profit	8	9

Total pets enrolled (at period end)	687,435	548,002	25
Total subscription pets enrolled (at period end)	508,480	445,148	14
Monthly average revenue per pet	$58.96	$56.13	5
Three months ended March 31, 2020 compared to three months ended March 31, 2019. Cost of revenue for our subscription business segment increased by $13.0 million, or 22%, to $73.4 million for the three months ended March 31, 2020. This increase in subscription cost of revenue was primarily the result of a 14% increase in subscription pets enrolled and an increase of 6% in veterinary invoice expense per pet due to increases in the cost and utilization of veterinary care. Total cost of revenue for our other business segment increased by $8.5 million, or 73%, to $20.0 million for the three months ended March 31, 2020, primarily due to the increase in enrolled pets in this segment.

Technology and Development Expenses

	Three Months Ended March 31,		% Change
	2020	2019
	(in thousands, except percentages)
Technology and development	$2,845	$2,669	7%
Percentage of total revenue	3%	3%
Three months ended March 31, 2020 compared to three months ended March 31, 2019. Technology and development expenses increased by $0.1 million, or 7%, for the three months ended March 31, 2020. The change was primarily due to a $0.3 million increase in general technology expenditures, partially offset by a $0.2 million decrease in depreciation and amortization expenses. Technology and development expenses remained consistent at 3% as a percentage of revenue year over year.

General and Administrative Expenses

	Three Months Ended March 31,		% Change
	2020	2019
	(in thousands, except percentages)
General and administrative	$5,516	$5,419	2%
Percentage of total revenue	5%	6%
Three months ended March 31, 2020 compared to three months ended March 31, 2019. General and administrative expenses increased by $0.1 million, or 2%, to $5.5 million for the three months ended March 31, 2020. The change was primarily due to a $0.5 million increase in compensation expenses, partially offset by a decrease of $0.4 million in legal, regulatory, and professional services fees. General and administrative expenses decreased from 6% to 5% as a percentage of revenue for the three months ended March 31, 2020, as we experienced scale in our support functions.

Sales and Marketing Expenses

	Three Months Ended March 31,		% Change
	2020	2019
	(in thousands, except percentages, pet and per pet data)
Sales and marketing	$10,442	$8,227	27%
Percentage of total revenue	9%	9%
Subscription Business:
Total subscription pets enrolled (at period end)	508,480	445,148	14
Average pet acquisition cost (PAC)	$247	$205	20
Three months ended March 31, 2020 compared to three months ended March 31, 2019. Sales and marketing expenses increased by $2.2 million, or 27%, to $10.4 million for the three months ended March 31, 2020. The change was primarily due to a 23% increase in headcount, as well as an approximate $1.0 million increase in other sales and marketing initiatives primarily related to conversion. Sales and marketing expenses remained consistent at 9% as a percentage of revenue year over year.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2020	2019
Net cash provided by operating activities	$2,924	$3,959
Net cash used in investing activities	(7,966)	(9,502)
Net cash provided by financing activities	3,904	5,393
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(809)	220
Net change in cash, cash equivalents and restricted cash	$(1,947)	$70
Our primary sources of liquidity are cash provided by operations and available borrowings on our line of credit. We currently have a revolving line of credit of up to $50.0 million. Our primary requirements for liquidity are paying veterinary invoices, funding operations and capital requirements, investing in new member acquisition, investing in enhancements to our member experience, and servicing debt.
As of March 31, 2020, we had $103.3 million in cash, cash equivalents and short-term investments and $19.2 million available under our line of credit, which excluded $0.9 million reserved for ancillary services. Most of the assets in our insurance subsidiary, American Pet Insurance Company (APIC), and our segregated cell business, Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of March 31, 2020, total assets and liabilities held outside of our insurance entities were $97.4 million and $46.7 million, respectively, including $5.2 million of cash and cash equivalents that were segregated from other operating funds and held in trust for the payment of veterinary invoices on behalf of our insurance subsidiaries. For further information, refer to "—Regulation".
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
In November 2019, our board of directors approved a share repurchase program, pursuant to which we may repurchase up to $15.0 million of our outstanding shares over the 12 months following the approval. Each quarter throughout this period, we intend to establish repurchase parameters reflecting our business’s capital allocation priorities, our stock price relative to our estimated intrinsic value, and general market conditions. We cannot predict the timing or extent of any repurchases of shares of common stock, as such repurchases will depend on a number of factors, some of which are beyond our control. We have repurchased 3,300 shares under this program as of March 31, 2020.
Operating Cash Flows
We derive operating cash flows from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments and to fund projects that improve our members' experience. Cash provided by operating activities was $2.9 million for the three months ended March 31, 2020 compared to $4.0 million for the three months ended March 31, 2019. The change was primarily driven by timing differences between collections from members and payments of veterinary invoices and payments to vendors. Changes in accounts receivable were primarily related to annual policies with monthly payment terms within our other business segment.
Investing Cash Flows
Cash used in investing activities is primarily related to the net purchase of investments to increase our statutory capital. Net cash used in investing activities decreased by $1.5 million for the three months ended March 31, 2020 compared to the same period in prior year, primarily due to a $1.5 million additional loan extended to a variable interest entity in the first quarter of 2019.
Financing Cash Flows
Cash provided by financing activities was $3.9 million and $5.4 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $1.5 million was primarily due to a smaller draw from our line of credit as compared to the prior year.

Long-Term Debt
Pacific Western Bank Loan and Security Agreement
We have a syndicated loan agreement with Pacific Western Bank (PWB) and Western Alliance Bank (WAB), providing us a revolving line of credit of up to $50.0 million, with a maturity date in June 2022. We refer to this line of credit as our PWB credit facility. The maximum amount available to us under the PWB credit facility, inclusive of any amounts outstanding under the revolving line of credit, is the lesser of $50.0 million or the total amount of cash and securities held by our insurance entities, less amounts outstanding relating to other ancillary services and letters of credit, totaling $0.9 million as of March 31, 2020. Interest on the PWB credit facility accrues at a variable annual rate equal to the greater of 4.5%, or 0.75% plus the prime rate (4.50% at March 31, 2020).
The PWB credit facility requires us to maintain certain financial and non-financial covenants, including maintaining a minimum cash balance of $1.4 million in our account at WAB and/or WAB affiliates and other cash or investments of $2.1 million in our accounts at PWB. As of March 31, 2020, we were in compliance with each of the financial and non-financial covenants.
Our obligations under the PWB credit facility are secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of March 31, 2020, we had $30.0 million in aggregate borrowings outstanding under the PWB credit facility.
Regulation
As of March 31, 2020, our insurance entities, APIC and WICL Segregated Account AX, held $76.1 million in short-term investments and $81.1 million in other current assets, including $14.7 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
APIC
The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of the National Association of Insurance Commissioners (NAIC). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. As of December 31, 2019, APIC was required to maintain at least $55.3 million of risk-based capital to avoid this additional regulatory oversight. As of that date, APIC maintained $73.8 million of risk-based capital.
WICL Segregated Account AX
WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. During February 2020, our parent entity received a dividend of $4.7 million from WICL Segregated Account AX as allowed under our agreements with WICL. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Omega General Insurance Company, we are required to maintain a Canadian Trust account with the greater of CAD $2.0 million or 115% of unearned Canadian premium plus 15% of outstanding Canadian claims, including all incurred but not reported claims. As of December 31, 2019, the account held CAD $4.3 million.
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
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable vendor service agreements. Management believes there have been no material changes to our contractual obligation disclosure as of March 31, 2020, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2020, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
Risks Related to Our Business and Industry
Our results of operations may be adversely impacted by the COVID-19 pandemic.
The global spread of the COVID-19 pandemic and related containment efforts have created significant economic disruption. To date, the pandemic has not had a material adverse impact on our business, although we expect that our near-term growth rate may decline slightly. For example, COVID-19 has resulted in a significant unemployment. The related economic impact on consumers may result in decreased new enrollments and increased cancellations. Our Territory Partners are less able to drive new enrollments by conducting face-to-face visits with veterinarians and their staff. In addition, veterinarians have reported that pets may contract COVID-19, and the extent to which COVID-19 may be communicable among humans, dogs and cats and its health impact on pets is somewhat uncertain. An increase in COVID-19 among pets may cause our veterinary invoice expense to increase. Meanwhile, while we are not currently experiencing any meaningful decreases in veterinary invoice expenses, many insurance companies within the property and casualty insurance space are providing refunds to policyholders in light of reduced claims trends they are experiencing, and it is possible that state insurance regulators may require us to change our behavior. In addition, the duration of the pandemic, whether it may recur, and its other long-term impacts are highly uncertain and cannot be predicted. These risks and uncertainties make it challenging to manage our growth, maintain business relationships, price our subscription and otherwise plan for our business.
In accordance with local and state directives, we have shifted our operations from our corporate office facility located in Seattle, Washington, and substantially all of our personnel are working from home. We have not conducted business in this manner previously, do not know how long we may need to continue in this manner, and may experience reduced productivity of our employees, greater exposure to cybersecurity threats, or other operational risks. Similarly, many of our Territory Partners, our vendors, the businesses for which we write policies in our other business segment, and our strategic partners are working from home, and many veterinary hospitals are working at reduced staffing levels. The extent to which these parties suffer inefficiencies or other risks from their work-from-home arrangements, and the extent to which those risks may impact us, is impossible to predict.
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

•	generate new and maintain existing relationships and programs in our other business segment;

•	react to existing and new competitors;

•	increase awareness of and positive associations with our brand;

•	react to unexpected developments and general macroeconomic conditions, including pandemics and related economic impacts; and

•	successfully respond to and comply with regulations affecting our business and defend or prosecute any litigation.
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
We have made and plan to continue to make significant investments to grow our member base. We spent $33.3 million on sales and marketing to acquire new members for the year ended December 31, 2019. Our average pet acquisition cost and the number of new pets we enroll depends on a number of factors and assumptions, including the effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has increased over time and has significantly varied in the past. In the future, our average pet acquisition cost may continue to rise and significantly vary period to period based upon specific marketing initiatives. We also regularly test new member acquisition channels and marketing initiatives, which often are more expensive than our traditional marketing channels and generally increase our average acquisition costs.
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
We derive a significant amount of traffic to our website from consumers who search for pet medical insurance through Internet search engines, such as Google, Bing and Yahoo!. A critical factor in attracting consumers searching for pet medical insurance on the Internet to our website is whether we are prominently displayed in response to an Internet search relating to pet insurance. Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine, which may change from time to time. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our websites would decline and we may not be able to replace this traffic, which in turn would harm our business, operating results and financial condition. If we decide to attempt to replace this traffic, we may be required to increase our sales and marketing expenditures, including by utilizing paid search advertising. Certain of our competitors have spent additional funds to promote their products in search results over us. If we decide to respond by purchasing search advertising, our pet acquisition costs would increase which may harm our business, operating results and financial condition.
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
We utilize Territory Partners, who are paid fees based on enrollments in their regions, to communicate the benefits of medical insurance to veterinarians through in-person visits. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about these benefits, and potentially become members. We also invest in other third-party and direct to consumer member acquisition channels, though we have limited experience with some of them. We plan to expand the number of our Territory Partners and other lead-generation sources and to engage in other marketing activities, including direct to consumer advertising, which are likely to increase our acquisition costs. In addition, these plans may face unexpected delays, costs or other challenges, such as decreased ability of Territory Partners to conduct in-person veterinarian or less effective development of other third-party relationships.
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
In addition, many states have adopted laws or are considering proposed legislation that, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or not renew existing policies, and many state regulators have the power to reduce, or to disallow increases in premium rates. Most states require licensure and regulatory approval prior to marketing new insurance products. Our practice has been to regularly reevaluate the price of our subscriptions, with any pricing changes implemented at least annually, subject to the review and approval of the state regulators, who may reduce or disallow our pricing changes. Such review has often in the past resulted, and may in the future result, in delayed implementation of pricing changes and prevent us from making changes we believe are necessary to achieve our targeted payout ratio, which could adversely affect our operating results and financial condition. If external factors caused veterinary invoice expenses to significantly decrease, the review and approval of our proposed pricing may be impacted. In addition, we may be prevented by regulators from limiting significant pricing changes, requiring us to raise rates more quickly than we otherwise may desire. This could damage our reputation with our members and reduce our retention rates, which could significantly damage our brand, result in the loss of expected revenue and otherwise harm our business, operating results and financial condition.
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

If more veterinary hospitals install and use our patented proprietary software, the number or amounts of veterinary invoices we receive is likely to increase.
Our patented proprietary software is designed to integrate directly with most software systems used by veterinary hospitals and allow us to receive and pay veterinarian invoices directly. We believe that it is critical to our long-term success to improve the member experience so we encourage veterinary hospitals to install and use our software. We have found that installation and use of our software by a veterinary hospital could increase the number of invoices we receive from that practice. As more veterinary hospitals install our software, we expect the number or amounts of veterinary invoices to increase and result in an increase in our cost of revenue, which may have a material adverse effect on our financial condition.
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
We may continue to create, invest in or acquire businesses, products and technologies, which could divert our management’s attention, result in additional dilution to our stockholders, otherwise disrupt our operations or harm our operating results.
We have in the past created, invested in or acquired complementary businesses, products, technologies and new lines of business, and we may continue to do so in the future. Our ability to successfully evaluate and manage investment opportunities, or make and integrate acquisitions or products, is unproven. For example, we have invested in a pet food initiative, and we believe that pet food may be an important part of our offerings over the long term. We do not have experience manufacturing, selling, or distributing food products and pet food manufacturing facilities, and pet food products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the production, packaging, labelling, storage, distribution, quality, and safety of food products and the health and safety of employees.
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
The NAIC may draft model laws that focus on medical insurance for pets. States may enact new laws to adopt what the NAIC drafts, or a state may enact its own new laws or regulations that could affect our industry. Many states have considered and may continue to consider proposed legislation that could significantly affect our operations, including, for example, our ability to effect rate increases, to cancel or not issue existing policies, or how to market our product. Implementing changes in order to comply with new laws or regulations could also be time-consuming and costly.
We may not receive approval for changes to an existing product, for a proposed new product or for pricing changes, or we may not receive such approvals in a timely manner.
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
From time to time we have released, and may continue to release, guidance in our quarterly earnings conference call, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections. In addition, we have recently provided information regarding how we think about the drivers of and our method of calculating our intrinsic value, including related statements regarding discounted cash flows and underlying assumptions (such as pet enrollment, revenue per pet, lifetime values of a pet, pet acquisition costs, and other costs and expenses).
These statements are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive risks and uncertainties, many of which are beyond our control, including those described in these “Risk Factors” and elsewhere in this report. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges.
The principal reason that we release guidance and other information regarding our view of the drivers and calculation method of our intrinsic value is to provide a basis for our management to discuss our business and outlook with analysts and investors.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying these statements will not materialize or will vary significantly from actual results. Accordingly, these statements are only estimates of what management believes is reasonable as of the date of release. Actual results may vary and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance or other information regarding our view of the drivers and calculation method of our intrinsic value in making an investment decision regarding our common stock. In addition, we do not accept any responsibility for any projections or reports published by any such third parties, and we urge you not to place undue reliance on those statements.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In November 2019, we announced a share repurchase program, pursuant to which we may repurchase up to $15.0 million in outstanding shares over the 12 months following the approval. Under the program, we may repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. While our board of directors has approved the program, any repurchase will be subject to quarterly assessments based on parameters we set. These include uses of capital in a given quarter, the stock price relative to our estimated intrinsic value, and general market conditions.
The following table provides information about purchases we made during the three months ended March 31, 2020 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
				(in thousands)
January 1, 2020—January 31, 2020	—	$—	—	$15,000
February 1, 2020—February 29, 2020	—	—	—	15,000
March 1, 2020—March 31, 2020	3,300	23.63	3,300	$14,922
Total	3,300	$23.63	3,300
All share repurchases were made using cash resources, and through open market purchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-36537	3.1	8/28/2014

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-36537	3.1	6/3/2016

3.3	Amended and Restated Bylaws of the Registrant.	10-Q	001-36537	3.2	8/28/2014

10.1	Fifth Amendment to Senior Credit Facility Loan and Security Agreement, dated February 27, 2020 between Pacific Western Bank, Western Alliance Bank and the Registrant.					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

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

TRUPANION, INC.

Date: April 30, 2020	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: April 30, 2020	/s/ Tricia Plouf
Tricia Plouf Chief Financial Officer (Principal Financial and Accounting Officer)