Form 10-Q
period 2020-06-30
TRUPANION, INC.
filed 2020-08-05
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 28, 2020, there were approximately 35,268,571 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRUPANION, INC. Consolidated Statements of Operations (in thousands, except share data) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$117,920	$92,199	$229,221	$179,177
Cost of revenue:
Veterinary invoice expense	82,049	65,933	161,689	127,215
Other cost of revenue	16,004	11,553	29,813	22,217
Gross profit	19,867	14,713	37,719	29,745
Operating expenses:
Technology and development	2,989	2,578	5,834	5,247
General and administrative	6,100	5,219	11,616	10,638
Sales and marketing	9,242	8,757	19,684	16,984
Total operating expenses	18,331	16,554	37,134	32,869
Gain (loss) from investment in joint venture	(27)	(272)	(86)	(272)
Operating income (loss)	1,509	(2,113)	499	(3,396)
Interest expense	341	317	720	634
Other income, net	(202)	(453)	(484)	(797)
Income (loss) before income taxes	1,370	(1,977)	263	(3,233)
Income tax expense (benefit)	17	(46)	43	(6)
Net income (loss)	$1,353	$(1,931)	$220	$(3,227)

Net income (loss) per share:
Basic	$0.04	$(0.06)	$0.01	$(0.09)
Diluted	$0.04	$(0.06)	$0.01	$(0.09)
Weighted average shares of common stock outstanding:
Basic	35,143,592	34,610,709	35,075,322	34,450,070
Diluted	36,688,167	34,610,709	36,601,927	34,450,070
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$1,353	$(1,931)	$220	$(3,227)
Other comprehensive income (loss):
Foreign currency translation adjustments	291	138	(339)	328
Net unrealized gain on available-for-sale debt securities	5	—	—	18
Other comprehensive income (loss), net of taxes	296	138	(339)	346
Comprehensive income (loss)	$1,649	$(1,793)	$(119)	$(2,881)
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Balance Sheets (in thousands, except share data)
	June 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$30,013	$29,168
Short-term investments	75,162	69,732
Accounts and other receivables	80,724	54,408
Prepaid expenses and other assets	5,888	5,513
Total current assets	191,787	158,821
Restricted cash	1,400	1,400
Long-term investments, at fair value	4,462	4,323
Property and equipment, net	71,018	70,372
Intangible assets, net	7,111	7,731
Other long-term assets	14,495	14,553
Total assets	$290,273	$257,200
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,928	$4,087
Accrued liabilities and other current liabilities	15,017	13,798
Reserve for veterinary invoices	24,380	21,194
Deferred revenue	75,658	52,546
Total current liabilities	117,983	91,625
Long-term debt	27,347	26,086
Deferred tax liabilities	1,118	1,118
Other liabilities	1,916	1,611
Total liabilities	148,364	120,440
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 36,179,457 and 35,246,292 shares issued and outstanding at June 30, 2020; 35,876,882 and 34,947,017 shares issued and outstanding at December 31, 2019	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	238,077	232,731
Accumulated other comprehensive income (loss)	(89)	250
Accumulated deficit	(85,300)	(85,520)
Treasury stock, at cost: 933,165 shares at June 30, 2020 and 929,865 shares at December 31, 2019	(10,779)	(10,701)
Total stockholders’ equity	141,909	136,760
Total liabilities and stockholders’ equity	$290,273	$257,200
See accompanying notes to the consolidated financial statements.

Trupanion, Inc. Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2020	35,084,505	$—	$234,642	$(86,653)	$(385)	$(10,779)	$136,825
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	161,787	—	1,141	—	—	—	1,141
Stock-based compensation expense	—	—	2,294	—	—	—	2,294
Other comprehensive income (loss)	—	—	—	—	296	—	296
Net income (loss)	—	—	—	1,353	—	—	1,353
Balance at June 30, 2020	35,246,292	$—	$238,077	$(85,300)	$(89)	$(10,779)	$141,909

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2019	34,467,465	$—	$226,262	$(85,007)	$(545)	$(10,701)	$130,009
Exercise of warrants, net	30,000	—	300	—	—	—	300
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	284,859	—	585	—	—	—	585
Stock-based compensation expense	—	—	1,922	—	—	—	1,922
Other comprehensive income (loss)	—	—	—	—	138	—	138
Net income (loss)	—	—	—	(1,931)	—	—	(1,931)
Balance at June 30, 2019	34,782,324	$—	$229,069	$(86,938)	$(407)	$(10,701)	$131,023

See accompanying notes to the consolidated financial statements.

Trupanion, Inc. Consolidated Statements of Stockholders' Equity (Continued) (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2020	34,947,017	—	$232,731	$(85,520)	$250	$(10,701)	$136,760
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	302,575	—	1,346	—	—	—	1,346
Stock-based compensation expense	—	—	4,000	—	—	—	4,000
Repurchase of common stock	(3,300)	—	—	—	—	(78)	(78)
Other comprehensive income (loss)	—	—	—	—	(339)	—	(339)
Net income (loss)	—	—	—	220	—	—	220
Balance at June 30, 2020	35,246,292	$—	$238,077	$(85,300)	$(89)	$(10,779)	$141,909

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2019	34,025,136	—	$219,838	$(83,711)	$(753)	$(6,201)	$129,173
Exercise of warrants, net	306,120	—	4,800	—	—	(4,500)	300
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	451,068	—	1,092	—	—	—	1,092
Stock-based compensation expense	—	—	3,339	—	—	—	3,339
Other comprehensive income (loss)	—	—	—	—	346	—	346
Net income (loss)	—	—	—	(3,227)	—	—	(3,227)
Balance at June 30, 2019	34,782,324	$—	$229,069	$(86,938)	$(407)	$(10,701)	$131,023

See accompanying notes to the consolidated financial statements.

TRUPANION, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income (loss)	$220	$(3,227)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	3,104	3,177
Stock-based compensation expense	3,880	3,230
Other, net	102	97
Changes in operating assets and liabilities:
Accounts and other receivables	(26,102)	(11,940)
Prepaid expenses and other assets	(444)	989
Accounts payable, accrued liabilities, and other liabilities	516	1,443
Reserve for veterinary invoices	3,264	2,145
Deferred revenue	23,234	10,967
Net cash provided by operating activities	7,774	6,881
Investing activities
Purchases of investment securities	(26,550)	(32,222)
Maturities of investment securities	20,804	21,895
Purchases of property, equipment and intangible assets	(3,239)	(1,780)
Other	107	(1,474)
Net cash used in investing activities	(8,878)	(13,581)
Financing activities
Proceeds from exercise of stock options	1,667	1,626
Shares withheld to satisfy tax withholding	(441)	(247)
Borrowings from line of credit, net of financing fees	3,735	6,167
Repayments to line of credit	(2,500)	—
Other	(78)	(415)
Net cash provided by financing activities	2,383	7,131
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(434)	396
Net change in cash, cash equivalents, and restricted cash	845	827
Cash, cash equivalents, and restricted cash at beginning of period	30,568	27,952
Cash, cash equivalents, and restricted cash at end of period	$31,413	$28,779
Supplemental disclosures
Noncash investing and financing activities:
Issuance of common stock for cashless exercise of warrants	$—	$4,500
Purchases of property and equipment included in accounts payable and accrued liabilities	$273	$637
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
The financial data as of December 31, 2019 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on February 13, 2020 (the 2019 10-K). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2019 10-K. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
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
The components of basic and diluted earnings per share were as follows (in thousands except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings per share:
Net income (loss)	$1,353	$(1,931)	$220	$(3,227)
Shares used in computation:
Weighted average shares of common stock outstanding	35,143,592	34,610,709	35,075,322	34,450,070
Basic earnings per share	$0.04	$(0.06)	$0.01	$(0.09)

Diluted earnings per share:
Net income (loss)	$1,353	$(1,931)	$220	$(3,227)
Shares used in computation:
Weighted average shares of common stock outstanding	35,143,592	34,610,709	35,075,322	34,450,070
Stock options	1,390,249	—	1,382,192	—
Restricted stock awards and units	154,326	—	144,413	—
Weighted average shares of diluted common stock outstanding	36,688,167	34,610,709	36,601,927	34,450,070
Diluted earnings per share	$0.04	$(0.06)	$0.01	$(0.09)

The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	—	2,253,995	—	2,253,995
Restricted stock awards and restricted stock units	56,311	715,941	56,311	715,941

3. Investments
Long-term investments are classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). Short-term investments are classified as held-to-maturity and reported at amortized cost. The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of June 30, 2020 and December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of June 30, 2020
Long-term investments:
Foreign deposits	$3,461	$—	$—	$3,461
Municipal bond	1,000	1	—	1,001
	$4,461	$1	$—	$4,462
Short-term investments:
U.S. Treasury securities	$6,162	$—	$—	$6,162
Certificates of deposit	1,610	—	—	1,610
U.S. government funds	67,390	—	—	67,390
	$75,162	$—	$—	$75,162

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2019
Long-term investments:
Foreign deposits	$3,323	$—	$—	$3,323
Municipal bond	1,000	—	—	1,000
	$4,323	$—	$—	$4,323
Short-term investments:
U.S. Treasury securities	$6,156	$—	$(1)	$6,155
Certificates of deposit	440	—	—	440
U.S. government funds	63,136	—	—	63,136
	$69,732	$—	$(1)	$69,731
Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	As of June 30, 2020
	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	$4,461	$4,462
	$4,461	$4,462

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

Additionally, the Company has extended a $2.5 million revolving line of credit to the variable interest entity to fund its inventory purchases. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit was $2.5 million as of June 30, 2020 and December 31, 2019. The Company has also entered into a series of agreements to provide ancillary services to the variable interest entity at cost. The Company provided $0.7 million and $0.6 million of these services for the six months ended June 30, 2020 and 2019, respectively, which were recorded against its operating expenses.
Investment in Joint Venture
In September 2018, the Company acquired a non-controlling equity interest in a joint venture, whereby it has committed to licensing certain intellectual property and contributing up to $2.2 million AUD upon the achievement of specific operational milestones over a period of at least four years from the agreement execution date. As of June 30, 2020, the Company has contributed $0.5 million AUD. This equity investment is accounted for using the equity method and is classified in other long-term assets on the Company's consolidated balance sheet. The Company's share of income and losses from this equity method investment is included in gain (loss) from investment in joint venture on its consolidated statement of operations. Also included in this line item are income and expenses associated with administrative services provided to the joint venture.

5. Fair Value
Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of June 30, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$1,400	$1,400	$—	$—
Money market funds	1,053	1,053	—	—
Fixed maturities:
Foreign deposits	3,461	3,461	—	—
Municipal bond	1,001	—	1,001	—
Investment in variable interest entity	7,625	—	—	7,625
Total	$14,540	$5,914	$1,001	$7,625

	As of December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$1,400	$1,400	$—	$—
Money market funds	1,050	1,050	—	—
Fixed maturities:
Foreign deposits	3,323	3,323	—	—
Municipal bond	1,000	—	1,000	—
Investment in variable interest entity	7,625	—	—	7,625
Total	$14,398	$5,773	$1,000	$7,625

The Company measures the fair value of restricted cash, money market funds, and foreign deposits based on quoted prices in active markets for identical assets. The fair value of the municipal bond is based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Short-term investments are carried at amortized cost, and the fair value and changes in unrealized gains (losses) are disclosed in Note 3, Investments. The fair value of these investments is determined in the same manner as for available-for-sale securities and is considered a Level 1 measurement.

The Company's preferred stock investment in the variable interest entity (see Note 4) is accounted for as an available-for-sale debt security and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. Estimated fair value was $7.6 million as of June 30, 2020, unchanged from December 31, 2019, recorded in other long-term assets on the Company's consolidated balance sheet. An unrealized gain of $0.6 million was recorded in other comprehensive income in the quarter ended December 31, 2019.
Fair Value Disclosures
The Company's other long-term assets balance included notes receivable of $6.0 million as of June 30, 2020 and $6.1 million as of December 31, 2019, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy and is based on market interest rates and the assessed creditworthiness of the third party. There was no significant activity in Level 3 of the hierarchy during the six months ended June 30, 2020.

The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at June 30, 2020 and December 31, 2019.

The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the six months ended June 30, 2020 and the year ended December 31, 2019.

6. Debt
The Company has a revolving line of credit of up to $50.0 million, maturing June 2022. The facility is secured by any and all interests in the Company's assets that are not otherwise restricted. Interest on the revolving line of credit is payable monthly at the greater of 4.5%, or 0.75% plus the prime rate (4.50% at June 30, 2020). The credit agreement includes other ancillary services and letters of credit of up to $4.5 million. It also requires a deposit of restricted cash of $1.4 million and a minimum cash or investment balance of $2.1 million. The credit agreement requires the Company to comply with various financial and non-financial covenants. As of June 30, 2020, the Company was in compliance with all financial and non-financial covenants required by the credit agreement.
Borrowings on the revolving line of credit are limited to the lesser of $50.0 million or the total amount of cash and securities held by the Company's insurance subsidiaries (American Pet Insurance Company and Wyndham Insurance Company (SAC) Limited Segregated Account AX). As of June 30, 2020, available borrowing capacity on the line of credit was $22.2 million, with an outstanding balance of $0.3 million for ancillary services and letters of credit, and borrowings under the facility of $27.5 million, recorded net of financing fees of $0.1 million.

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
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Six Months Ended June 30,
Subscription	2020	2019
Reserve at beginning of year	$15,541	$13,875
Veterinary invoices during the period related to:
Current year	130,825	110,248
Prior years	393	551
Total veterinary invoice expense	131,218	110,799
Amounts paid during the period related to:
Current year	116,676	97,165
Prior years	12,129	11,364
Total paid	128,805	108,529
Non-cash expenses	514	369
Reserve at end of period	$17,440	$15,776

The Company's reserve for the subscription business segment increased from $15.5 million at December 31, 2019 to $17.4 million at June 30, 2020. This change was comprised of $131.2 million in expense recorded during the period less $128.8 million in payments of veterinary invoices. The $131.2 million in veterinary invoice expense incurred included an adjustment of $0.4 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the six months ended June 30, 2019, the Company increased prior year reserves by $0.6 million as a result of analysis of payment trends.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Six Months Ended June 30,
Other Business	2020	2019
Reserve at beginning of year	$5,653	$2,187
Veterinary invoices during the period related to:
Current year	30,650	16,747
Prior years	(179)	(331)
Total veterinary invoice expense	30,471	16,416
Amounts paid during the period related to:
Current year	23,994	14,431
Prior years	5,190	1,668
Total paid	29,184	16,099
Non-cash expenses	—	—
Reserve at end of period	$6,940	$2,504

The Company’s reserve for the other business segment increased from $5.7 million at December 31, 2019 to $6.9 million at June 30, 2020. This change was comprised of $30.5 million in expense recorded during the period less $29.2 million in payments of veterinary invoices. The $30.5 million in veterinary invoice expense incurred included a reduction of $0.2 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the six months ended June 30, 2019, the Company decreased prior year reserves by $0.3 million as a result of analysis of payment trends.
Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of June 30, 2020
Year of Occurrence
2018 and prior	$972
2019	2,832
2020	13,636
$17,440

Other Business	As of June 30, 2020
Year of Occurrence
2018 and prior	$45
2019	239
2020	6,656
$6,940

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Veterinary invoice expense	$245	$185	$423	$346
Other cost of revenue	99	93	189	179
Technology and development	133	110	233	173
General and administrative	1,075	918	1,804	1,536
Sales and marketing	675	567	1,231	996
Total stock-based compensation expense	2,227	1,873	3,880	3,230
Capitalized stock-based compensation	67	49	120	109
Total stock-based compensation	$2,294	$1,922	$4,000	$3,339

As of June 30, 2020, the Company had 101,341 unvested stock options and 812,143 unvested restricted stock awards and restricted stock units that are expected to vest. Stock-based compensation expenses of $0.7 million related to unvested stock options and $21.8 million related to unvested restricted stock awards and restricted stock units are expected to be recognized over a weighted average period of approximately 0.8 years and 3.1 years, respectively.

Stock Options
A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	2,097,978	$9.86	$57,907
Granted	—	—	—
Exercised	(156,295)	11.43	3,531
Forfeited	(11,332)	17.59	—
Outstanding as of June 30, 2020	1,930,351	9.69	63,709

Exercisable as of June 30, 2020	1,829,010	$9.23	$61,194

As of June 30, 2020, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 4.5 years and 4.4 years, respectively.
Restricted Stock Awards and Restricted Stock Units
A summary of the Company’s restricted stock award and restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2019	581,943	$29.56
Granted	439,690	27.34
Vested	(160,169)	29.08
Forfeited	(49,321)	29.81
Unvested shares as of June 30, 2020	812,143	$28.44

10. Leases
The Company leases certain office space and equipment from third parties and recognizes lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on its consolidated balance sheets.
The Company also leases a portion of its building to third parties and records related rental income within general and administrative expense in the consolidated statements of operations. These leases have remaining initial lease terms of 2 years to 8 years, some of which give the tenants options to renew the leases for up to an additional 10 years, and options to terminate the leases after 3 years of the initial lease terms, with early termination fees required. The Company recorded rental income of $0.5 million and $1.1 million for the three and six months ended June 30, 2020.

11. Stockholders' Equity
Common Stock and Preferred Stock
As of June 30, 2020, the Company had 100,000,000 shares of common stock authorized and 35,246,292 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At June 30, 2020, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company is unable to pay dividends to stockholders as of June 30, 2020 due to restrictions in its credit agreements.

Share Repurchase Program
In November 2019, the Company's board of directors approved a share repurchase program, pursuant to which the Company may repurchase up to $15.0 million of its outstanding shares over the twelve-month period following the approval. The Company repurchased 3,300 shares during the six months ended June 30, 2020. The Company did not repurchase any shares during the three months ended June 30, 2020 or the year ended December 31, 2019.

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
Operating income (loss) of the Company’s segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Subscription business:
Revenue	$92,453	$77,736	$181,937	$151,958
Veterinary invoice expense	66,030	57,161	131,218	110,799
Other cost of revenue	8,564	7,103	16,798	13,852
Gross profit	17,859	13,472	33,921	27,307
Technology and development	2,343	2,174	4,630	4,450
General and administrative	4,783	4,400	9,218	9,022
Sales and marketing	9,051	8,719	19,330	16,816
Subscription business operating income (loss)	1,682	(1,821)	743	(2,981)

Other business:
Revenue	25,467	14,463	47,284	27,219
Veterinary invoice expense	16,019	8,772	30,471	16,416
Other cost of revenue	7,440	4,450	13,015	8,365
Gross profit	2,008	1,241	3,798	2,438
Technology and development	646	404	1,204	797
General and administrative	1,317	819	2,398	1,616
Sales and marketing	191	38	354	168
Other business operating income (loss)	(146)	(20)	(158)	(143)
Gain (loss) from investment in joint venture	(27)	(272)	(86)	(272)
Total operating income (loss)	$1,509	$(2,113)	$499	$(3,396)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$99,056	$75,930	$191,580	$147,087
Canada	18,864	16,269	37,641	32,090
Total revenue	$117,920	$92,199	$229,221	$179,177
Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2020 and December 31, 2019.

13. Related Parties
In August 2018, the Company invested $0.3 million in a limited liability entity in exchange for a 17.5% ownership interest. The investee is considered to be a related party, as the Company has the ability to exercise significant influence over the investee. In February 2020, the Company entered into a service agreement with the investee, under which the Company incurred $0.6 million and $1.1 million of expenses for consulting services provided by the investee during the three and six months ended June 30, 2020, respectively.

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
Our Response to the COVID-19 Pandemic
Due to the uncertainty caused by the COVID-19 pandemic, we continue to:
•Protect our team. We instituted a work-from-home policy for substantially all employees in early March. This allowed responsible social distancing to keep our team safe. We are also providing technology support, training and other resources to support our team members during this unique time.
•Leverage our data about COVID-19. There has been understandable concern about whether COVID-19 is communicable to and from pets. Using our extensive, proprietary database, we have closely monitored veterinary invoice data and shared our data with veterinarians, our members and the broader community that, to date, we have not seen any COVID-19-related veterinary invoices other than a few for COVID-19 testing.
•Provide relief and support to members. We value our members and understand the economic and health challenges COVID-19 has created for many of them. We slowed our process on subscription cancellations related to payments that fail, reverting to our historical 60-day process. We estimate approximately 1,600 cancellations were shifted from the second quarter into the third quarter due to this change. We also continue to provide a superior member experience with our claims, call center and broader team working tirelessly to ensure pets receive the care they need during this pandemic.
•Carefully monitor the financial impact to our business. We have not experienced a material adverse impact on our business due to COVID-19, but we are carefully monitoring new enrollments and retention, veterinary invoice expense, and other expenses, as well as the impact of COVID-19 on our partners.
The impacts of COVID-19 and related economic conditions on our results are highly uncertain and in many ways outside of our control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult, if possible, to anticipate.

Key Operating Metrics
The following tables set forth our key operating metrics for our subscription business, and total pets enrolled, for the six months ended June 30, 2020 and 2019, and for each of the last eight fiscal quarters.

	Six Months Ended June 30,
	2020	2019
Total Business:
Total pets enrolled (at period end)	744,727	577,686
Subscription Business:
Total subscription pets enrolled (at period end)	529,400	461,314
Monthly average revenue per pet	$59.19	$56.63
Lifetime value of a pet, including fixed expenses	$597	$482
Average pet acquisition cost (PAC)	$222	$209
Average monthly retention	98.66%	98.57%

	Three Months Ended
	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018
Total Business:
Total pets enrolled (at period end)	744,727	687,435	646,728	613,694	577,686	548,002	521,326	497,942
Subscription Business:
Total subscription pets enrolled (at period end)	529,400	508,480	494,026	479,427	461,314	445,148	430,770	416,527
Monthly average revenue per pet	$59.40	$58.96	$58.58	$58.12	$57.11	$56.13	$55.15	$54.55
Lifetime value of a pet, including fixed expenses	$597	$535	$523	$511	$482	$471	$449	$435
Average pet acquisition cost (PAC)	$199	$247	$222	$208	$213	$205	$186	$155
Average monthly retention	98.66%	98.59%	98.58%	98.59%	98.57%	98.58%	98.60%	98.61%

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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of June 30, 2020 is an average of each month’s retention from July 1, 2019 through June 30, 2020. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.
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
The following tables reconcile net acquisition cost to sales and marketing expense (in thousands) for the six months ended June 30, 2020 and 2019, and for each of the last eight fiscal quarters:

	Six Months Ended June 30,
	2020	2019
Sales and marketing expense	$19,684	$16,984
Net of sign-up fee revenue	(1,546)	(1,437)
Excluding:
Stock-based compensation expense	(1,231)	(996)
Other business segment sales and marketing expense	(354)	(168)
Net acquisition cost	$16,553	$14,383

	Three Months Ended
	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018
Sales and marketing expense	$9,242	$10,442	$9,212	$9,255	$8,757	$8,227	$6,994	$6,365
Net of sign-up fee revenue	(781)	(765)	(730)	(790)	(734)	(703)	(655)	(693)
Excluding:
Stock-based compensation expense	(675)	(556)	(547)	(577)	(567)	(429)	(355)	(358)
Other business segment sales and marketing expense	(191)	(163)	(152)	(94)	(38)	(130)	(102)	(99)
Net acquisition cost	$7,595	$8,958	$7,783	$7,794	$7,418	$6,965	$5,882	$5,215
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Revenue:
Subscription business	$92,453	$77,736	$181,937	$151,958
Other business	25,467	14,463	47,284	27,219
Total revenue	117,920	92,199	229,221	179,177
Cost of revenue:
Subscription business(1)	74,594	64,264	148,016	124,651
Other business	23,459	13,222	43,486	24,781
Total cost of revenue	98,053	77,486	191,502	149,432
Gross profit:
Subscription business	17,859	13,472	33,921	27,307
Other business	2,008	1,241	3,798	2,438
Total gross profit	19,867	14,713	37,719	29,745
Operating expenses:
Technology and development(1)	2,989	2,578	5,834	5,247
General and administrative(1)	6,100	5,219	11,616	10,638
Sales and marketing(1)	9,242	8,757	19,684	16,984
Total operating expenses	18,331	16,554	37,134	32,869
Gain (loss) from investment in joint venture	(27)	(272)	(86)	(272)
Operating income (loss)	1,509	(2,113)	499	(3,396)
Interest expense	341	317	720	634
Other income, net	(202)	(453)	(484)	(797)
Income (loss) before income taxes	1,370	(1,977)	263	(3,233)
Income tax expense (benefit)	17	(46)	43	(6)
Net income (loss)	$1,353	$(1,931)	$220	$(3,227)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$344	$278	$612	$525
Technology and development	133	110	233	173
General and administrative	1,075	918	1,804	1,536
Sales and marketing	675	567	1,231	996
Total stock-based compensation expense	$2,227	$1,873	$3,880	$3,230

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	83	84	84	83
Gross profit	17	16	16	17
Operating expenses:
Technology and development	3	3	3	3
General and administrative	5	6	5	6
Sales and marketing	8	9	9	9
Total operating expenses	16	18	16	18
Gain (loss) from investment in joint venture	—	—	—	—
Operating loss	1	(2)	—	(2)
Interest expense	—	—	—	—
Other income, net	—	—	—	—
Loss before income taxes	1	(2)	—	(2)
Income tax expense	—	—	—	—
Net loss	1%	(2)%	—%	(2)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	81	83	81	82
Subscription business gross profit	19%	17%	19%	18%

Comparison of the Three and Six Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$92,453	$77,736	19%	$181,937	$151,958	20%
Other business	25,467	14,463	76	47,284	27,219	74
Total revenue	$117,920	$92,199	28	$229,221	$179,177	28

Percentage of Revenue by Segment:
Subscription business	78%	84%		79%	85%
Other business	22	16		21	15
Total revenue	100%	100%		100%	100%

Total pets enrolled (at period end)	744,727	577,686	29	744,727	577,686	29
Total subscription pets enrolled (at period end)	529,400	461,314	15	529,400	461,314	15
Monthly average revenue per pet	$59.40	$57.11	4	$59.19	$56.63	5
Average monthly retention	98.66%	98.57%		98.66%	98.57%

Three months ended June 30, 2020 compared to three months ended June 30, 2019. Total revenue increased by $25.7 million, or 28%, to $117.9 million for the three months ended June 30, 2020. Revenue from our subscription business segment increased by $14.7 million, or 19%, to $92.5 million for the three months ended June 30, 2020. This increase in subscription business revenue was primarily due to a 15% increase in total subscription pets enrolled as of June 30, 2020 compared to June 30, 2019, and an increase in average revenue per pet of 4% for the same period. Increases in pricing were primarily due to the increased cost and utilization of veterinary care. Revenue from our other business segment increased by $11.0 million, or 76%, to $25.5 million for the three months ended June 30, 2020, primarily due to an increase in enrolled pets in this segment.
Six months ended June 30, 2020 compared to six months ended June 30, 2019. Total revenue increased by $50.0 million, or 28%, to $229.2 million for the six months ended June 30, 2020. Revenue from our subscription business segment increased by $30.0 million, or 20%, to $181.9 million for the six months ended June 30, 2020. This increase in subscription business revenue was primarily due to a 15% increase in total subscription pets enrolled as of June 30, 2020 compared to June 30, 2019, and an increase in average revenue per pet of 5% for the same period. Increases in pricing were primarily due to the increased cost and utilization of veterinary care. Revenue from our other business segment increased by $20.1 million, or 74%, to $47.3 million for the six months ended June 30, 2020, primarily due to an increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$66,030	$57,161	16%	$131,218	$110,799	18%
Other cost of revenue	8,564	7,103	21	16,798	13,852	21
Total cost of revenue	74,594	64,264	16	148,016	124,651	19
Gross profit	17,859	13,472	33	33,921	27,307	24
Other business:
Veterinary invoice expense	16,019	8,772	83	30,471	16,416	86
Other cost of revenue	7,440	4,450	67	13,015	8,365	56
Total cost of revenue	23,459	13,222	77	43,486	24,781	75
Gross profit	$2,008	$1,241	62	$3,798	$2,438	56

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	71%	74%		72%	73%
Other cost of revenue	9	9		9	9
Total cost of revenue	81	83		81	82
Gross profit	19	17		19	18
Other business:
Veterinary invoice expense	63	61		64	60
Other cost of revenue	29	30		28	31
Total cost of revenue	92	91		92	91
Gross profit	8	9		8	9

Total pets enrolled (at period end)	744,727	577,686	29	744,727	577,686	29
Total subscription pets enrolled (at period end)	529,400	461,314	15	529,400	461,314	15
Monthly average revenue per pet	$59.40	$57.11	4	$59.19	$56.63	5

Three months ended June 30, 2020 compared to three months ended June 30, 2019. Cost of revenue for our subscription business segment increased by $10.3 million, or 16%, to $74.6 million for the three months ended June 30, 2020. This increase in subscription cost of revenue was primarily the result of a 15% increase in subscription pets enrolled and a 1% increase in veterinary invoice expense per pet. Veterinary invoice per pet benefited from a temporary reduction in veterinary invoice during the quarter due to COVID-19, increasing our subscription gross margin by approximately 1% of revenue. Total cost of revenue for our other business segment increased by $10.2 million, or 77%, to $23.5 million for the three months ended June 30, 2020, primarily due to the increase in enrolled pets in this segment.
Six months ended June 30, 2020 compared to six months ended June 30, 2019. Cost of revenue for our subscription business segment increased by $23.4 million, or 19%, to $148.0 million for the six months ended June 30, 2020. This increase in subscription cost of revenue was primarily the result of a 15% increase in subscription pets enrolled and an increase of 3% in veterinary invoice expense per pet due to increases in the cost and utilization of veterinary care. Total cost of revenue for our other business segment increased by $18.7 million, or 75%, to $43.5 million for the six months ended June 30, 2020, primarily due to the increase in enrolled pets in this segment.

Technology and Development Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
	(in thousands, except percentages)
Technology and development	$2,989	$2,578	16%	$5,834	$5,247	11%
Percentage of total revenue	3%	3%		3%	3%
Three months ended June 30, 2020 compared to three months ended June 30, 2019. Technology and development expenses increased by $0.4 million, or 16%, for the three months ended June 30, 2020. The change was primarily due to a $0.4 million increase in compensation expenses and a $0.2 million increase in software and IT system expenditures, partially offset by a $0.2 million decrease in depreciation and amortization expenses. Technology and development expenses remained consistent at 3% as a percentage of revenue year over year.
Six months ended June 30, 2020 compared to six months ended June 30, 2019. Technology and development expenses increased by $0.6 million, or 11%, for the six months ended June 30, 2020. The change was primarily due to a $0.7 million increase in compensation and third party contractor expenses, net of capitalization, and a $0.3 million increase in other technology expenditures, partially offset by a $0.4 million decrease in depreciation and amortization expenses. Technology and development expenses remained consistent at 3% as a percentage of revenue year over year.

General and Administrative Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
	(in thousands, except percentages)
General and administrative	$6,100	$5,219	17%	$11,616	$10,638	9%
Percentage of total revenue	5%	6%		5%	6%

Three months ended June 30, 2020 compared to three months ended June 30, 2019. General and administrative expenses increased by $0.9 million, or 17%, to $6.1 million for the three months ended June 30, 2020. The change was primarily due to a $0.7 million increase in compensation expenses and a $0.3 million increase in depreciation and amortization, partially offset by a decrease of $0.1 million in legal, regulatory, and professional services fees. General and administrative expenses decreased from 6% to 5% as a percentage of revenue for the three months ended June 30, 2020, as we experienced scale in our support functions.
Six months ended June 30, 2020 compared to six months ended June 30, 2019. General and administrative expenses increased by $1.0 million, or 9%, to $11.6 million for the six months ended June 30, 2020. This increase was primarily due to a $1.3 million increase in compensation expenses and a $0.3 million increase in depreciation and amortization, partially offset by a decrease of $0.5 million in legal, regulatory, and professional services fees. General and administrative expenses decreased from 6% to 5% as a percentage of revenue for the six months ended June 30, 2020, as we experienced scale in our support functions.

Sales and Marketing Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
	(in thousands, except percentages, pet and per pet data)
Sales and marketing	$9,242	$8,757	6%	$19,684	$16,984	16%
Percentage of total revenue	8%	9%		9%	9%
Subscription Business:
Total subscription pets enrolled (at period end)	529,400	461,314	15	529,400	461,314	15
Average pet acquisition cost (PAC)	$199	$213	(7)	$222	$209	6

Three months ended June 30, 2020 compared to three months ended June 30, 2019. Sales and marketing expenses increased by $0.5 million, or 6%, to $9.2 million for the three months ended June 30, 2020. The change was primarily due to a $0.9 million increase in compensation expenses and approximately $0.3 million increase in other sales and marketing initiatives, partially offset by a $0.7 million decrease in travel and conference expenses due to COVID-19. Overall, sales and marketing expenses as a percentage of revenue decreased by 1.7% compared to prior year. While we scaled back our pet acquisition expenditures in the current quarter due to COVID-19, our revenue growth remained strong, led by consistent pet enrollments and a higher retention in the current period.
Six months ended June 30, 2020 compared to six months ended June 30, 2019. Sales and marketing expenses increased by $2.7 million, or 16%, to $19.7 million for the six months ended June 30, 2020. The change was primarily due to a $2.1 million increase in compensation expense and a $1.2 million increase in other sales and marketing initiatives primarily related to increased investment in lead generation and conversion activities, partially offset by a $0.6 million decrease in travel and conference expenses due to COVID-19. Sales and marketing expenses as a percentage of revenue decreased by 0.9% compared to prior year. Revenue growth outpaced the increase in pet acquisition expenses in the current period, primarily due to consistent pet enrollments and a higher retention.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2020	2019
Net cash provided by operating activities	$7,774	$6,881
Net cash used in investing activities	(8,878)	(13,581)
Net cash provided by financing activities	2,383	7,131
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(434)	396
Net change in cash, cash equivalents and restricted cash	$845	$827

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
As of June 30, 2020, we had $105.2 million in cash, cash equivalents and short-term investments and $22.2 million available under our line of credit, which excluded $0.3 million reserved for ancillary services. Most of the assets in our insurance subsidiary, American Pet Insurance Company (APIC), and our segregated cell business, Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of June 30, 2020, total assets and liabilities held outside of our insurance entities were $94.4 million and $44.1 million, respectively, including $5.5 million of cash and cash equivalents that were segregated from other operating funds and held in trust for the payment of veterinary invoices on behalf of our insurance subsidiaries. For further information, refer to "—Regulation".
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
In November 2019, our board of directors approved a share repurchase program, pursuant to which we may repurchase up to $15.0 million of our outstanding shares over the 12 months following the approval. Each quarter throughout this period, we intend to establish repurchase parameters reflecting our business’s capital allocation priorities, our stock price relative to our estimated intrinsic value, and general market conditions. We cannot predict the timing or extent of any repurchases of shares of common stock, as such repurchases will depend on a number of factors, some of which are beyond our control. We did not repurchase any shares under this program during the quarter ended June 30, 2020.
Operating Cash Flows
We derive operating cash flows from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments and to fund projects that improve our members' experience. Cash provided by operating activities was $7.8 million for the six months ended June 30, 2020 compared to $6.9 million for the six months ended June 30, 2019. The change was primarily driven by increased pet count and scale in our operating departments, as well as the timing differences between collections from members and payments of veterinary invoices and payments to vendors. Changes in accounts receivable were primarily related to annual policies with monthly payment terms within our other business segment.
Investing Cash Flows
Cash used in investing activities is primarily related to the net purchase of investments to increase our statutory capital. Net cash used in investing activities decreased by $4.4 million for the six months ended June 30, 2020 compared to the same period in prior year, primarily due to $4.6 million lower net purchase of investments.
Financing Cash Flows
Cash provided by financing activities was $2.4 million and $7.1 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of $4.7 million was primarily due to less drawn from our line of credit as well as a $2.5 million repayment in the current period.

Long-Term Debt
Pacific Western Bank Loan and Security Agreement
We have a syndicated loan agreement with Pacific Western Bank (PWB) and Western Alliance Bank (WAB), providing us a revolving line of credit of up to $50.0 million, with a maturity date in June 2022. We refer to this line of credit as our PWB credit facility. The maximum amount available to us under the PWB credit facility, inclusive of any amounts outstanding under the revolving line of credit, is the lesser of $50.0 million or the total amount of cash and securities held by our insurance entities, less amounts outstanding relating to other ancillary services and letters of credit, totaling $0.3 million as of June 30, 2020. Interest on the PWB credit facility accrues at a variable annual rate equal to the greater of 4.5%, or 0.75% plus the prime rate (4.50% at June 30, 2020).
The PWB credit facility requires us to maintain certain financial and non-financial covenants, including maintaining a minimum cash balance of $1.4 million in our account at WAB and/or WAB affiliates and other cash or investments of $2.1 million in our accounts at PWB. As of June 30, 2020, we were in compliance with each of the financial and non-financial covenants.
Our obligations under the PWB credit facility are secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of June 30, 2020, we had $27.5 million in aggregate borrowings outstanding under the PWB credit facility.
Regulation
As of June 30, 2020, our insurance entities, APIC and WICL Segregated Account AX, held $75.1 million in short-term investments and $99.1 million in other current assets, including $18.2 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
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
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable vendor service agreements. Management believes there have been no material changes to our contractual obligation disclosure as of June 30, 2020, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2020, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
Our revenue has increased quickly and substantially in recent periods. We believe that our continued revenue growth will depend on, among other factors, our ability to:
•improve our market penetration through cost-efficient and effective sales and marketing programs to attract new members;
•convert leads into enrollments;
•maintain high retention rates;
•increase the lifetime value per pet;
•maintain positive relationships with veterinarians and other lead sources;
•maintain positive relationships with and increase the number and efficiency of Territory Partners;
•continue to offer a superior value with competitive features and rates;
•price our subscriptions in relation to actual operating expenses and achieve required regulatory approval for pricing changes;
•recruit, integrate and retain skilled, qualified and experienced sales department professionals who can demonstrate our value proposition to new and existing members;
•provide our members with superior member service, including timely and efficient payment of veterinary invoices, and by recruiting, integrating and retaining skilled and experienced personnel who can efficiently review veterinary invoices and process payments;
•generate new and maintain existing relationships and programs in our other business segment;
•react to existing and new competitors;
•increase awareness of and positive associations with our brand;
•react to unexpected developments and general macroeconomic conditions, including pandemics and related economic impacts; and
•successfully respond to and comply with regulations affecting our business and defend or prosecute any litigation.
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
We seek to convert consumers who visit our website and call our contact center into members. The rate at which we convert these visitors into members is a significant factor in the growth of our member base. A number of factors have influenced, and could in the future influence, the conversion rates for any given period, some of which are outside of our control. These factors include:
•the competitiveness of our subscription, including its perceived value, simplicity, and fairness;
•changes in consumer shopping behaviors due to circumstances outside of our control, such as economic conditions and consumers’ ability or willingness to pay for our product;
•regulatory requirements, including those that make the experience on our website cumbersome or difficult to navigate or that hinder our ability to speak with potential members quickly and in a way that is conducive to conversion;
•system failures or interruptions in our website or contact center; and
•changes in the mix of consumers who learn about us through various member acquisition channels.
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
We believe that maintaining and enhancing our brand recognition and reputation is critical to our relationships with existing members, Territory Partners, veterinarians and others, and to our ability to attract new members, new Territory Partners, and additional supportive veterinarians. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our market continues to develop and mature. Our success in this area will depend on a wide range of factors, some of which are out of our control, including the following:
•the efficacy and viability of our sales and marketing programs;
•the perceived value of our subscription;
•the quality of service provided, including the fairness, ease and timeliness of reviewing and paying veterinary invoices;
•actions of our competitors, Territory Partners, veterinarians and others;
•positive or negative publicity, including regulatory pronouncements and material on the Internet or social media;
•regulatory and other government-related developments; and
•litigation-related developments.
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
A portion of our revenue is attributable to a variety of different types of strategic partnership arrangements. These partnerships involve various risks, depending on their structure, including the following:
•we may be unable to maintain or secure favorable relationships with strategic partners;
•our strategic partners may not be successful in creating leads;
•we may be unable to convert leads from our strategic partners into enrolled pets;
•our strategic partners could terminate their relationships with us;
•our strategic partners may acquire or form alliances with our competitors, thereby reducing their business with us;
•we may not experience a consistent correlation between revenues and expenditures related to the partnership; and
•bad publicity and other issues faced by our strategic partners could negatively impact us.
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
As of December 31, 2019, we had $26.2 million outstanding indebtedness under our revolving line of credit and may incur indebtedness in the future, including any additional borrowings available under our revolving line of credit. Any substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could have adverse consequences, including the following:
•reducing the availability of our cash flow for our operations, capital expenditures, future business opportunities and other purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, which could place us at a competitive disadvantage compared to our competitors that may have less debt;
•limiting our ability to borrow additional funds; and
•increasing our vulnerability to general adverse economic and industry conditions.
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
As part of our growth plan, we have explored, and expect to continue to explore, opportunities to expand our operations internationally. For instance, we recently entered the Australian market through a joint venture and we may enter other countries. We have no history of marketing, selling, administrating and supporting our subscription for consumers outside of the United States, Canada, and Puerto Rico. In general, international sales and operations may be subject to a number of risks, including the following:
•regulatory rules and practices, foreign exchange controls, tariffs, tax laws and treaties that are different than those we operate under currently;
•the costs and resources required to modify our subscription appropriately to suit the needs and expectations of residents and veterinarians in such foreign countries;
•our data analytics platform may have limited applicability in foreign countries, which may impact our ability to develop adequate underwriting criteria and accurately price subscriptions in such countries;
•increased expenses incurred in establishing and maintaining office space and equipment for our international operations;
•technological incompatibility between our patented proprietary software and software used by veterinarians;
•difficulties in modifying our business model or subscription in a manner suitable for any particular foreign country, including any modifications to our Territory Partner model to the extent we determine that our existing model is not suitable for use in foreign countries;
•our lack of experience in marketing to consumers and veterinarians and online marketing in foreign countries;
•our relative lack of industry connections in many foreign countries;
•difficulties in managing operations due to language barriers, distance and time zone differences, staffing, cultural differences and business infrastructure constraints, including difficulty in obtaining foreign and domestic visas;
•the uncertainty of protection for intellectual property rights in some countries; and
•general economic and political conditions in these foreign markets.
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
The sale of medical insurance for cats and dogs, which is considered a type of property and casualty insurance in most jurisdictions, is heavily regulated by federal, state, provincial and territorial governments in each jurisdiction in which we operate. In the United States, state insurance regulators are charged with protecting policyholders and have broad regulatory, supervisory and administrative powers over our business practices. Because we do business in all 50 states, the District of Columbia, all Canadian provinces and territories, and Puerto Rico, compliance with insurance-related laws, rules and regulations is difficult and imposes significant costs on our business. Each jurisdiction’s insurance department typically has the power, among other things, to:
•grant and revoke licenses to transact insurance business;
•conduct inquiries into the insurance-related activities and conduct of agents and agencies and others in the sales, marketing and promotional channels;
•require and regulate disclosure in connection with the sale and solicitation of insurance policies;
•authorize how, by which personnel and under what circumstances insurance premiums can be quoted and published and an insurance policy sold;
•regulate how sales incentives may be structured;
•regulate the content of insurance-related advertisements, including web pages, and other marketing practices;
•approve policy forms, require specific benefits and benefit levels;
•regulate premium rates;
•impose fines and other penalties; and
•impose continuing education requirements.
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
The market price of our common stock has been and is likely to continue to fluctuate widely. Factors affecting the market price of our common stock include:
•variations in our operating results, earnings per share, cash flows from operating activities, and key operating metrics, and how those results compare to analyst expectations;
•forward-looking guidance that we provide to the public and industry and financial analysts related to future revenue and profitability, and any change in that guidance or our failure to achieve the results reflected in that guidance;
•the net increases in the number of members, either independently or as compared with published expectations of industry, financial or other analysts that cover our company;
•announcements of changes to our subscription, strategic alliances, acquisitions or significant agreements by us or by our competitors;
•recruitment or departure of key personnel;
•the economy as a whole and market conditions in our industry;
•trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;
•the number of shares of our stock trading on a regular basis; and
•any other factors discussed in these risk factors.

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
Our restated certificate of incorporation and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:
•establish a classified board of directors so that not all members of our board are elected at one time;
•permit only the board of directors to establish the number of directors and fill vacancies on the board;
•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•prohibit cumulative voting; and
•establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
We did not repurchase any shares under this program during the quarter ended June 30, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-36537	3.1	8/28/2014

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-36537	3.1	6/3/2016

3.3	Amended and Restated Bylaws of the Registrant.	10-Q	001-36537	3.2	8/28/2014

10.1	Sixth Amendment to Senior Credit Facility Loan and Security Agreement, dated April 28, 2020 between Pacific Western Bank, Western Alliance Bank and the Registrant.					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

*	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TRUPANION, INC.

Date: August 4, 2020	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: August 4, 2020	/s/ Tricia Plouf
Tricia Plouf Chief Financial Officer (Principal Financial and Accounting Officer)