Form 10-Q
period 2020-09-30
TRUPANION, INC.
filed 2020-10-30
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 23, 2020, there were approximately 35,578,580 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRUPANION, INC. Consolidated Statements of Operations (in thousands, except share data) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$130,120	$99,276	$359,341	$278,453
Cost of revenue:
Veterinary invoice expense	91,266	69,086	252,955	196,301
Other cost of revenue	18,265	12,745	48,078	34,962
Gross profit	20,589	17,445	58,308	47,190
Operating expenses:
Technology and development	3,383	2,271	9,217	7,518
General and administrative	6,121	5,017	17,737	15,655
Sales and marketing	13,344	9,255	33,028	26,239
Total operating expenses	22,848	16,543	59,982	49,412
Gain (loss) from investment in joint venture	2	(59)	(84)	(331)
Operating (loss) income	(2,257)	843	(1,758)	(2,553)
Interest expense	324	340	1,044	974
Other income, net	(49)	(297)	(533)	(1,094)
(Loss) income before income taxes	(2,532)	800	(2,269)	(2,433)
Income tax expense	26	18	69	12
Net (loss) income	$(2,558)	$782	$(2,338)	$(2,445)

Net (loss) income per share:
Basic	$(0.07)	$0.02	$(0.07)	$(0.07)
Diluted	$(0.07)	$0.02	$(0.07)	$(0.07)
Weighted average shares of common stock outstanding:
Basic	35,426,742	34,876,782	35,193,317	34,593,345
Diluted	35,426,742	36,399,136	35,193,317	34,593,345
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(2,558)	$782	$(2,338)	$(2,445)
Other comprehensive income (loss):
Foreign currency translation adjustments	199	(99)	(141)	228
Net unrealized gain on available-for-sale debt securities	—	—	1	19
Other comprehensive income (loss), net of taxes	199	(99)	(140)	247
Comprehensive (loss) income	$(2,359)	$683	$(2,478)	$(2,198)
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Balance Sheets (in thousands, except share data)
	September 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$35,230	$29,168
Short-term investments	83,072	69,732
Accounts and other receivables	92,409	54,408
Prepaid expenses and other assets	7,344	5,513
Total current assets	218,055	158,821
Restricted cash	1,400	1,400
Long-term investments, at fair value	5,038	4,323
Property and equipment, net	71,114	70,372
Intangible assets, net	6,944	7,731
Other long-term assets	14,591	14,553
Total assets	$317,142	$257,200
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,999	$4,087
Accrued liabilities and other current liabilities	19,057	13,798
Reserve for veterinary invoices	28,839	21,194
Deferred revenue	86,954	52,546
Total current liabilities	139,849	91,625
Long-term debt	29,839	26,086
Deferred tax liabilities	1,118	1,118
Other liabilities	2,038	1,611
Total liabilities	172,844	120,440
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 36,511,705 and 35,578,540 shares issued and outstanding at September 30, 2020; 35,876,882 and 34,947,017 shares issued and outstanding at December 31, 2019	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	242,825	232,731
Accumulated other comprehensive income (loss)	110	250
Accumulated deficit	(87,858)	(85,520)
Treasury stock, at cost: 933,165 shares at September 30, 2020 and 929,865 shares at December 31, 2019	(10,779)	(10,701)
Total stockholders’ equity	144,298	136,760
Total liabilities and stockholders’ equity	$317,142	$257,200
See accompanying notes to the consolidated financial statements.

Trupanion, Inc. Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2020	35,246,292	$—	$238,077	$(85,300)	$(89)	$(10,779)	$141,909
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	332,248	—	2,260	—	—	—	2,260
Stock-based compensation expense	—	—	2,488	—	—	—	2,488
Other comprehensive income (loss)	—	—	—	—	199	—	199
Net income (loss)	—	—	—	(2,558)	—	—	(2,558)
Balance at September 30, 2020	35,578,540	$—	$242,825	$(87,858)	$110	$(10,779)	$144,298

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2019	34,782,324	$—	$229,069	$(86,938)	$(407)	$(10,701)	$131,023
Exercise of warrants, net	—	—	—	—	—	—	—
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	153,498	—	(753)	—	—	—	(753)
Stock-based compensation expense	—	—	1,893	—	—	—	1,893
Other comprehensive income (loss)	—	—	—	—	(99)	—	(99)
Net income (loss)	—	—	—	782	—	—	782
Balance at September 30, 2019	34,935,822	$—	$230,209	$(86,156)	$(506)	$(10,701)	$132,846

See accompanying notes to the consolidated financial statements.

Trupanion, Inc. Consolidated Statements of Stockholders' Equity (Continued) (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2020	34,947,017	$—	$232,731	$(85,520)	$250	$(10,701)	$136,760
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	634,823	—	3,606	—	—	—	3,606
Stock-based compensation expense	—	—	6,488	—	—	—	6,488
Repurchase of common stock	(3,300)	—	—	—	—	(78)	(78)
Other comprehensive income (loss)	—	—	—	—	(140)	—	(140)
Net income (loss)	—	—	—	(2,338)	—	—	(2,338)
Balance at September 30, 2020	35,578,540	$—	$242,825	$(87,858)	$110	$(10,779)	$144,298

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2019	34,025,136	$—	$219,838	$(83,711)	$(753)	$(6,201)	$129,173
Exercise of warrants, net	306,120	—	4,800	—	—	(4,500)	300
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	604,566	—	339	—	—	—	339
Stock-based compensation expense	—	—	5,232	—	—	—	5,232
Other comprehensive income (loss)	—	—	—	—	247	—	247
Net income (loss)	—	—	—	(2,445)	—	—	(2,445)
Balance at September 30, 2019	34,935,822	$—	$230,209	$(86,156)	$(506)	$(10,701)	$132,846

See accompanying notes to the consolidated financial statements.

TRUPANION, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(2,338)	$(2,445)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	4,770	4,358
Stock-based compensation expense	6,310	5,075
Other, net	118	143
Changes in operating assets and liabilities:
Accounts and other receivables	(38,068)	(18,582)
Prepaid expenses and other assets	(1,979)	275
Accounts payable, accrued liabilities, and other liabilities	6,602	2,806
Reserve for veterinary invoices	7,692	3,187
Deferred revenue	34,473	16,808
Net cash provided by operating activities	17,580	11,625
Investing activities
Purchases of investment securities	(43,972)	(45,492)
Maturities of investment securities	29,817	28,224
Purchases of property, equipment and intangible assets	(4,512)	(3,586)
Other	88	(1,937)
Net cash used in investing activities	(18,579)	(22,791)
Financing activities
Proceeds from exercise of stock options	4,296	2,255
Shares withheld to satisfy tax withholding	(656)	(1,610)
Borrowings from line of credit, net of financing fees	6,213	9,167
Repayments to line of credit	(2,500)	—
Other	(78)	(438)
Net cash provided by financing activities	7,275	9,374
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(214)	267
Net change in cash, cash equivalents, and restricted cash	6,062	(1,525)
Cash, cash equivalents, and restricted cash at beginning of period	30,568	27,952
Cash, cash equivalents, and restricted cash at end of period	$36,630	$26,427
Supplemental disclosures
Noncash investing and financing activities:
Issuance of common stock for cashless exercise of warrants	$—	$4,500
Purchases of property and equipment included in accounts payable and accrued liabilities	$613	$214
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
The financial data as of December 31, 2019 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on February 13, 2020 (the 2019 10-K). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2019 10-K. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
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
The components of basic and diluted earnings per share were as follows (in thousands except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings per share:
Net (loss) income	$(2,558)	$782	$(2,338)	$(2,445)
Shares used in computation:
Weighted average shares of common stock outstanding	35,426,742	34,876,782	35,193,317	34,593,345
Basic earnings per share	$(0.07)	$0.02	$(0.07)	$(0.07)

Diluted earnings per share:
Net (loss) income	$(2,558)	$782	$(2,338)	$(2,445)
Shares used in computation:
Weighted average shares of common stock outstanding	35,426,742	34,876,782	35,193,317	34,593,345
Stock options	—	1,457,486	—	—
Restricted stock awards and units	—	64,868	—	—
Weighted average shares of diluted common stock outstanding	35,426,742	36,399,136	35,193,317	34,593,345
Diluted earnings per share	$(0.07)	$0.02	$(0.07)	$(0.07)

The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	1,647,052	2,000	1,647,052	2,199,213
Restricted stock awards and restricted stock units	765,825	43,114	765,825	605,568

3. Investments
Long-term investments are classified as available-for-sale and reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). Short-term investments are classified as held-to-maturity and reported at amortized cost. The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of September 30, 2020 and December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of September 30, 2020
Long-term investments:
Foreign deposits	$4,037	$—	$—	$4,037
Municipal bond	1,000	1	—	1,001
	$5,037	$1	$—	$5,038
Short-term investments:
U.S. Treasury securities	$6,476	$—	$(1)	$6,475
Certificates of deposit	1,634	—	—	1,634
U.S. government funds	74,962	—	—	74,962
	$83,072	$—	$(1)	$83,071

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2019
Long-term investments:
Foreign deposits	$3,323	$—	$—	$3,323
Municipal bond	1,000	—	—	1,000
	$4,323	$—	$—	$4,323
Short-term investments:
U.S. Treasury securities	$6,156	$—	$(1)	$6,155
Certificates of deposit	440	—	—	440
U.S. government funds	63,136	—	—	63,136
	$69,732	$—	$(1)	$69,731
Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	As of September 30, 2020
	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	$5,037	$5,038
	$5,037	$5,038

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

Additionally, the Company has extended a $2.5 million revolving line of credit to the variable interest entity to fund its inventory purchases. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit was $2.5 million as of September 30, 2020 and December 31, 2019. The Company has also entered into a series of agreements to provide ancillary services to the variable interest entity at cost. The Company provided $1.0 million of these services for both of the nine months ended September 30, 2020 and 2019, respectively, which were recorded against its operating expenses.
Investment in Joint Venture
In September 2018, the Company acquired a non-controlling equity interest in a joint venture, whereby it has committed to licensing certain intellectual property and contributing up to $2.2 million AUD upon the achievement of specific operational milestones over a period of at least four years from the agreement execution date. As of September 30, 2020, the Company has contributed $0.5 million AUD. This equity investment is accounted for using the equity method and is classified in other long-term assets on the Company's consolidated balance sheet. The Company's share of income and losses from this equity method investment is included in gain (loss) from investment in joint venture on its consolidated statement of operations. Also included in this line item are income and expenses associated with administrative services provided to the joint venture.

5. Fair Value
Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of September 30, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$1,400	$1,400	$—	$—
Money market funds	1,053	1,053	—	—
Fixed maturities:
Foreign deposits	4,037	4,037	—	—
Municipal bond	1,001	—	1,001	—
Investment in variable interest entity	7,625	—	—	7,625
Total	$15,116	$6,490	$1,001	$7,625

	As of December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$1,400	$1,400	$—	$—
Money market funds	1,050	1,050	—	—
Fixed maturities:
Foreign deposits	3,323	3,323	—	—
Municipal bond	1,000	—	1,000	—
Investment in variable interest entity	7,625	—	—	7,625
Total	$14,398	$5,773	$1,000	$7,625

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

The Company's preferred stock investment in the variable interest entity (see Note 4) is accounted for as an available-for-sale debt security and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. Estimated fair value was $7.6 million as of September 30, 2020, unchanged from December 31, 2019, recorded in other long-term assets on the Company's consolidated balance sheet. An unrealized gain of $0.6 million was recorded in other comprehensive income in the quarter ended December 31, 2019.
Fair Value Disclosures
The Company's other long-term assets balance included notes receivable of $5.9 million as of September 30, 2020 and $6.1 million as of December 31, 2019, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy and is based on market interest rates and the assessed creditworthiness of the third party. There was no significant activity in Level 3 of the hierarchy during the nine months ended September 30, 2020.

The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at September 30, 2020 and December 31, 2019.

The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the nine months ended September 30, 2020 and the year ended December 31, 2019.

6. Debt
The Company has a revolving line of credit of up to $50.0 million, maturing June 2022. The facility is secured by any and all interests in the Company's assets that are not otherwise restricted. Interest on the revolving line of credit is payable monthly at the greater of 4.5%, or 0.75% plus the prime rate (4.50% at September 30, 2020). The credit agreement includes other ancillary services and letters of credit of up to $4.5 million. It also requires a deposit of restricted cash of $1.4 million and a minimum cash or investment balance of $2.1 million. The credit agreement requires the Company to comply with various financial and non-financial covenants. As of September 30, 2020, the Company was in compliance with all financial and non-financial covenants required by the credit agreement.
Borrowings on the revolving line of credit are limited to the lesser of $50.0 million or the total amount of cash and securities held by the Company's insurance subsidiaries (American Pet Insurance Company and Wyndham Insurance Company (SAC) Limited Segregated Account AX). As of September 30, 2020, available borrowing capacity on the line of credit was $19.9 million, with an outstanding balance of $0.2 million for ancillary services and letters of credit, and borrowings under the facility of $30.0 million, recorded net of financing fees of $0.1 million.

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
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Nine Months Ended September 30,
Subscription	2020	2019
Reserve at beginning of year	$15,541	$13,875
Veterinary invoices during the period related to:
Current year	202,734	169,234
Prior years	356	560
Total veterinary invoice expense	203,090	169,794
Amounts paid during the period related to:
Current year	185,828	155,129
Prior years	12,849	11,985
Total paid	198,677	167,114
Non-cash expenses	903	514
Reserve at end of period	$19,051	$16,041

The Company's reserve for the subscription business segment increased from $15.5 million at December 31, 2019 to $19.1 million at September 30, 2020. This change was comprised of $203.1 million in expense recorded during the period less $198.7 million in payments of veterinary invoices. The $203.1 million in veterinary invoice expense incurred included an adjustment of $0.4 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the nine months ended September 30, 2019, the Company increased prior year reserves by $0.6 million as a result of analysis of payment trends.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Nine Months Ended September 30,
Other Business	2020	2019
Reserve at beginning of year	$5,653	$2,187
Veterinary invoices during the period related to:
Current year	50,062	26,821
Prior years	(197)	(314)
Total veterinary invoice expense	49,865	26,507
Amounts paid during the period related to:
Current year	40,406	23,671
Prior years	5,324	1,765
Total paid	45,730	25,436
Non-cash expenses	—	—
Reserve at end of period	$9,788	$3,258

The Company’s reserve for the other business segment increased from $5.7 million at December 31, 2019 to $9.8 million at September 30, 2020. This change was comprised of $49.9 million in expense recorded during the period less $45.7 million in payments of veterinary invoices. The $49.9 million in veterinary invoice expense incurred included a reduction of $0.2 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the nine months ended September 30, 2019, the Company decreased prior year reserves by $0.3 million as a result of analysis of payment trends.
Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of September 30, 2020
Year of Occurrence
2018 and prior	$769
2019	2,280
2020	16,002
$19,051

Other Business	As of September 30, 2020
Year of Occurrence
2018 and prior	$45
2019	88
2020	9,655
$9,788

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Veterinary invoice expense	$337	$169	$760	$515
Other cost of revenue	111	89	300	268
Technology and development	133	94	366	267
General and administrative	1,108	916	2,912	2,452
Sales and marketing	741	577	1,972	1,573
Total stock-based compensation expense	2,430	1,845	6,310	5,075
Capitalized stock-based compensation	58	48	178	157
Total stock-based compensation	$2,488	$1,893	$6,488	$5,232

As of September 30, 2020, the Company had 66,956 unvested stock options and 765,825 unvested restricted stock awards and restricted stock units that are expected to vest. Stock-based compensation expenses of $0.4 million related to unvested stock options and $20.2 million related to unvested restricted stock awards and restricted stock units are expected to be recognized over a weighted average period of approximately 0.6 years and 2.9 years, respectively.

Stock Options
A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	2,097,978	$9.86	$57,907
Granted	—	—	—
Exercised	(438,981)	9.71	20,132
Forfeited	(11,945)	17.40	—
Outstanding as of September 30, 2020	1,647,052	9.84	113,740

Exercisable as of September 30, 2020	1,580,096	9.49	109,670

As of September 30, 2020, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 4.3 years and 4.2 years, respectively.
Restricted Stock Awards and Restricted Stock Units
A summary of the Company’s restricted stock award and restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2019	581,943	$29.56
Granted	457,553	28.53
Vested	(213,495)	29.41
Forfeited	(60,176)	30.43
Unvested shares as of September 30, 2020	765,825	28.91

10. Leases
The Company leases certain office space and equipment from third parties and recognizes lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on its consolidated balance sheets.
The Company also leases a portion of its building to third parties and records related rental income within general and administrative expense in the consolidated statements of operations. These leases have remaining initial lease terms of 2 years to 8 years, some of which give the tenants options to renew the leases for up to an additional 10 years, and options to terminate the leases after 3 years of the initial lease terms, with early termination fees required. The Company recorded rental income of $0.4 million and $1.5 million for the three and nine months ended September 30, 2020.

11. Stockholders' Equity
Common Stock and Preferred Stock
As of September 30, 2020, the Company had 100,000,000 shares of common stock authorized and 35,578,540 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At September 30, 2020, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company is unable to pay dividends to stockholders as of September 30, 2020 due to restrictions in its credit agreements.

Share Repurchase Program
In November 2019, the Company's board of directors approved a share repurchase program, pursuant to which the Company may repurchase up to $15.0 million of its outstanding shares over the twelve-month period following the approval. The Company repurchased 3,300 shares during the nine months ended September 30, 2020. The Company did not repurchase any shares during the three months ended September 30, 2020 or the year ended December 31, 2019.

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
Operating income (loss) of the Company’s segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Subscription business:
Revenue	$99,379	$82,613	$281,316	$234,571
Veterinary invoice expense	71,872	58,995	203,090	169,794
Other cost of revenue	9,226	7,775	26,024	21,627
Gross profit	18,281	15,843	52,202	43,150
Technology and development	2,584	1,890	7,214	6,342
General and administrative	4,675	4,175	13,893	13,199
Sales and marketing	13,079	9,161	32,409	25,977
Subscription business operating income (loss)	(2,057)	617	(1,314)	(2,368)

Other business:
Revenue	30,741	16,663	78,025	43,882
Veterinary invoice expense	19,394	10,091	49,865	26,507
Other cost of revenue	9,039	4,970	22,054	13,335
Gross profit	2,308	1,602	6,106	4,040
Technology and development	799	381	2,003	1,176
General and administrative	1,446	842	3,844	2,456
Sales and marketing	265	94	619	262
Other business operating income (loss)	(202)	285	(360)	146
Gain (loss) from investment in joint venture	2	(59)	(84)	(331)
Total operating income (loss)	$(2,257)	$843	$(1,758)	$(2,553)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$109,119	$81,890	$300,699	$228,977
Canada	21,001	17,386	58,642	49,476
Total revenue	$130,120	$99,276	$359,341	$278,453
Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2020 and December 31, 2019.

13. Related Parties
In August 2018, the Company invested $0.3 million in a limited liability entity in exchange for a 17.5% ownership interest. The investee is considered to be a related party, as the Company has the ability to exercise significant influence over the investee. In February 2020, the Company entered into a service agreement with the investee, under which the Company incurred $0.6 million and $1.7 million of expenses for consulting services provided by the investee during the three and nine months ended September 30, 2020, respectively.

14. Subsequent Events
On October 26, 2020, the Company entered into a Strategic Alliance Agreement, Shareholder Agreement, and a Stock Purchase Agreement with Aflac Incorporated (“Aflac”). The Strategic Alliance Agreement sets forth the structure for a distribution alliance between the parties (the “Alliance”). This includes responsibilities of Aflac relating to brand, access and distribution, responsibilities of the Company relating to marketing, product development and middle and back office functions, the intended go-to-market approach, the economic assumptions, and the intending timing. The parties have agreed to negotiate in good faith and to act reasonably with each other in order to agree on such terms as are necessary to fully implement the Alliance. To drive long term alignment, Aflac committed to invest $200.0 million cash in exchange for 3,636,364 newly issued shares of the Company's common stock at a price of $55 per share, subject to a minimum holding period of three years. The initial investment of $60.0 million closed on October 26, 2020. The remaining $140.0 million is subject to regulatory approvals and is expected to close by the end of 2020.
On October 30, 2020, the Company completed an acquisition of an unaffiliated software company and also completed an asset acquisition for a total purchase price of approximately $48.2 million. The acquired technology in both transactions focuses on the pet space and, along with the acquired personnel, is intended to enable the Company to improve its back-end software to help facilitate growth opportunities, additional products and geographies, as well as enhance its mobile platform. The initial accounting of these acquisitions has not been completed at the time this Quarterly Report on Form 10-Q is issued.

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
•Provide relief and support to members. We value our members and understand the economic and health challenges COVID-19 has created for many of them. We slowed our process on subscription cancellations related to payments that fail, reverting to our historical 60-day process. We estimate approximately 1,300 cancellations were shifted from the second quarter into the third quarter due to this change. We also continue to provide a superior member experience with our claims, call center and broader team working tirelessly to ensure pets receive the care they need during this pandemic.
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
Recent Developments
On October 26, 2020, we entered into a Strategic Alliance Agreement, Shareholder Agreement, and a Stock Purchase Agreement with Aflac Incorporated (“Aflac”). The Strategic Alliance Agreement sets forth the structure for a distribution alliance between the parties (the “Alliance”). This includes responsibilities of Aflac relating to brand, access and distribution, responsibilities of Trupanion relating to marketing, product development and middle and back office functions, the intended go-to-market approach, the economic assumptions, and the intending timing. The parties have agreed to negotiate in good faith and to act reasonably with each other in order to agree on such terms as are necessary to fully implement the Alliance. To drive long term alignment, Aflac committed to invest $200.0 million cash in exchange for 3,636,364 newly issued shares of our common stock at a price of $55 per share, subject to a minimum holding period of three years. The initial investment of $60.0 million closed on October 26, 2020. The remaining $140.0 million is subject to regulatory approvals and is expected to close by the end of 2020.
On October 30, 2020, we completed an acquisition of an unaffiliated software company and also completed an asset acquisition for a total purchase price of approximately $48.2 million. The acquired technology in both transactions was focused in the pet space and, along with the acquired personnel, is intended to enable us to improve our back-end software to help facilitate growth opportunities, additional products and geographies, as well as enhance our mobile platform.

Key Operating Metrics
The following tables set forth our key operating metrics for our subscription business, and total pets enrolled, for the nine months ended September 30, 2020 and 2019, and for each of the last eight fiscal quarters.

	Nine Months Ended September 30,
	2020	2019
Total Business:
Total pets enrolled (at period end)	804,251	613,694
Subscription Business:
Total subscription pets enrolled (at period end)	552,909	479,427
Monthly average revenue per pet	$59.77	$57.14
Lifetime value of a pet, including fixed expenses	$615	$511
Average pet acquisition cost (PAC)	$237	$209
Average monthly retention	98.69%	98.59%

	Three Months Ended
	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018
Total Business:
Total pets enrolled (at period end)	804,251	744,727	687,435	646,728	613,694	577,686	548,002	521,326
Subscription Business:
Total subscription pets enrolled (at period end)	552,909	529,400	508,480	494,026	479,427	461,314	445,148	430,770
Monthly average revenue per pet	$60.87	$59.40	$58.96	$58.58	$58.12	$57.11	$56.13	$55.15
Lifetime value of a pet, including fixed expenses	$615	$597	$535	$523	$511	$482	$471	$449
Average pet acquisition cost (PAC)	$261	$199	$247	$222	$208	$213	$205	$186
Average monthly retention	98.69%	98.66%	98.59%	98.58%	98.59%	98.57%	98.58%	98.60%

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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of September 30, 2020 is an average of each month’s retention from October 1, 2019 through September 30, 2020. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.
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
The following tables reconcile net acquisition cost to sales and marketing expense (in thousands) for the nine months ended September 30, 2020 and 2019, and for each of the last eight fiscal quarters:

	Nine Months Ended September 30,
	2020	2019
Sales and marketing expense	$33,028	$26,239
Net of sign-up fee revenue	(2,373)	(2,227)
Excluding:
Stock-based compensation expense	(1,972)	(1,573)
Other business segment sales and marketing expense	(619)	(262)
Net acquisition cost	$28,064	$22,177

	Three Months Ended
	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018
Sales and marketing expense	$13,344	$9,242	$10,442	$9,212	$9,255	$8,757	$8,227	$6,994
Net of sign-up fee revenue	(827)	(781)	(765)	(730)	(790)	(734)	(703)	(655)
Excluding:
Stock-based compensation expense	(741)	(675)	(556)	(547)	(577)	(567)	(429)	(355)
Other business segment sales and marketing expense	(265)	(191)	(163)	(152)	(94)	(38)	(130)	(102)
Net acquisition cost	$11,511	$7,595	$8,958	$7,783	$7,794	$7,418	$6,965	$5,882
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
Timing of initiatives. Over time we plan to implement new initiatives to improve our member experience, make modifications to our subscription plan, improve our technology, and find other ways to maintain a strong value proposition for our members. These initiatives will sometimes be accompanied by price adjustments, in order to compensate for an increase in benefits received by our members. The implementation of such initiatives may not always coincide with the timing of price adjustments, resulting in fluctuations in revenue and gross profit in our subscription business segment.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue:
Subscription business	$99,379	$82,613	$281,316	$234,571
Other business	30,741	16,663	78,025	43,882
Total revenue	130,120	99,276	359,341	278,453
Cost of revenue:
Subscription business(1)	81,098	66,770	229,114	191,421
Other business	28,433	15,061	71,919	39,842
Total cost of revenue	109,531	81,831	301,033	231,263
Gross profit:
Subscription business	18,281	15,843	52,202	43,150
Other business	2,308	1,602	6,106	4,040
Total gross profit	20,589	17,445	58,308	47,190
Operating expenses:
Technology and development(1)	3,383	2,271	9,217	7,518
General and administrative(1)	6,121	5,017	17,737	15,655
Sales and marketing(1)	13,344	9,255	33,028	26,239
Total operating expenses	22,848	16,543	59,982	49,412
Gain (loss) from investment in joint venture	2	(59)	(84)	(331)
Operating (loss) income	(2,257)	843	(1,758)	(2,553)
Interest expense	324	340	1,044	974
Other income, net	(49)	(297)	(533)	(1,094)
(Loss) income before income taxes	(2,532)	800	(2,269)	(2,433)
Income tax expense	26	18	69	12
Net (loss) income	$(2,558)	$782	$(2,338)	$(2,445)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$448	$258	$1,060	$783
Technology and development	133	94	366	267
General and administrative	1,108	916	2,912	2,452
Sales and marketing	741	577	1,972	1,573
Total stock-based compensation expense	$2,430	$1,845	$6,310	$5,075

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	84	82	84	83
Gross profit	16	18	16	17
Operating expenses:
Technology and development	3	2	3	3
General and administrative	5	5	5	6
Sales and marketing	10	9	9	9
Total operating expenses	18	17	17	18
Gain (loss) from investment in joint venture	—	—	—	—
Operating (loss) income	(2)	1	—	(1)
Interest expense	—	—	—	—
Other income, net	—	—	—	—
(Loss) income before income taxes	(2)	1	(1)	(1)
Income tax expense	—	—	—	—
Net (loss) income	(2)%	1%	(1)%	(1)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	82	81	81	82
Subscription business gross profit	18%	19%	19%	18%

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$99,379	$82,613	20%	$281,316	$234,571	20%
Other business	30,741	16,663	84	78,025	43,882	78
Total revenue	$130,120	$99,276	31	$359,341	$278,453	29

Percentage of Revenue by Segment:
Subscription business	76%	83%		78%	84%
Other business	24	17		22	16
Total revenue	100%	100%		100%	100%

Total pets enrolled (at period end)	804,251	613,694	31	804,251	613,694	31
Total subscription pets enrolled (at period end)	552,909	479,427	15	552,909	479,427	15
Monthly average revenue per pet	$60.87	$58.12	5	$59.77	$57.14	5
Average monthly retention	98.69%	98.59%		98.69%	98.59%

Three months ended September 30, 2020 compared to three months ended September 30, 2019. Total revenue increased by $30.8 million, or 31%, to $130.1 million for the three months ended September 30, 2020. Revenue from our subscription business segment increased by $16.8 million, or 20%, to $99.4 million for the three months ended September 30, 2020. This increase in subscription business revenue was primarily due to a 15% increase in total subscription pets enrolled as of September 30, 2020 compared to September 30, 2019, and an increase in average revenue per pet of 5% for the same period. Increases in pricing were primarily due to the increased cost and utilization of veterinary care. Revenue from our other business segment increased by $14.1 million, or 84%, to $30.7 million for the three months ended September 30, 2020, primarily due to an 87% increase in enrolled pets in this segment.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019. Total revenue increased by $80.9 million, or 29%, to $359.3 million for the nine months ended September 30, 2020. Revenue from our subscription business segment increased by $46.7 million, or 20%, to $281.3 million for the nine months ended September 30, 2020. This increase in subscription business revenue was primarily due to a 15% increase in total subscription pets enrolled as of September 30, 2020 compared to September 30, 2019, and an increase in average revenue per pet of 5% for the same period. Increases in pricing were primarily due to the increased cost and utilization of veterinary care. Revenue from our other business segment increased by $34.1 million, or 78%, to $78.0 million for the nine months ended September 30, 2020, primarily due to an increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$71,872	$58,995	22%	$203,090	$169,794	20%
Other cost of revenue	9,226	7,775	19	26,024	21,627	20
Total cost of revenue	81,098	66,770	21	229,114	191,421	20
Gross profit	18,281	15,843	15	52,202	43,150	21
Other business:
Veterinary invoice expense	19,394	10,091	92	49,865	26,507	88
Other cost of revenue	9,039	4,970	82	22,054	13,335	65
Total cost of revenue	28,433	15,061	89	71,919	39,842	81
Gross profit	$2,308	$1,602	44	$6,106	$4,040	51

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	72%	71%		72%	72%
Other cost of revenue	9	9		9	9
Total cost of revenue	82	81		81	82
Gross profit	18	19		19	18
Other business:
Veterinary invoice expense	63	61		64	60
Other cost of revenue	29	30		28	30
Total cost of revenue	92	90		92	91
Gross profit	8	10		8	9

Total pets enrolled (at period end)	804,251	613,694	31	804,251	613,694	31
Total subscription pets enrolled (at period end)	552,909	479,427	15	552,909	479,427	15
Monthly average revenue per pet	$60.87	$58.12	5	$59.77	$57.14	5

Three months ended September 30, 2020 compared to three months ended September 30, 2019. Cost of revenue for our subscription business segment increased by $14.3 million, or 21%, to $81.1 million for the three months ended September 30, 2020. This increase in subscription cost of revenue was primarily the result of a 15% increase in subscription pets enrolled and a 6% increase in veterinary invoice expense per pet, due to increases in the cost and utilization of veterinary care. Total cost of revenue for our other business segment increased by $13.4 million, or 89%, to $28.4 million for the three months ended September 30, 2020, primarily due to the increase in enrolled pets in this segment.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019. Cost of revenue for our subscription business segment increased by $37.7 million, or 20%, to $229.1 million for the nine months ended September 30, 2020. This increase in subscription cost of revenue was primarily the result of a 15% increase in subscription pets enrolled and an increase of 4% in veterinary invoice expense per pet due to increases in the cost and utilization of veterinary care. Total cost of revenue for our other business segment increased by $32.1 million, or 81%, to $71.9 million for the nine months ended September 30, 2020, primarily due to the increase in enrolled pets in this segment.

Technology and Development Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
	(in thousands, except percentages)
Technology and development	$3,383	$2,271	49%	$9,217	$7,518	23%
Percentage of total revenue	3%	2%		3%	3%
Three months ended September 30, 2020 compared to three months ended September 30, 2019. Technology and development expenses increased by $1.1 million, or 49%, for the three months ended September 30, 2020. The change was primarily due to a $0.2 million increase in compensation expenses, a $0.4 million increase in software and IT system expenditures, and a $0.4 million increase in depreciation and amortization expenses. Technology and development expenses as a percentage of revenue slightly increased by less than 1% year over year.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019. Technology and development expenses increased by $1.7 million, or 23%, for the nine months ended September 30, 2020. The change was primarily due to a $1.0 million increase in compensation and third party contractor expenses, net of capitalization, and a $0.7 million increase in other technology expenditures. Technology and development expenses remained relatively consistent at 3% as a percentage of revenue year over year.

General and Administrative Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
	(in thousands, except percentages)
General and administrative	$6,121	$5,017	22%	$17,737	$15,655	13%
Percentage of total revenue	5%	5%		5%	6%

Three months ended September 30, 2020 compared to three months ended September 30, 2019. General and administrative expenses increased by $1.1 million, or 22%, to $6.1 million for the three months ended September 30, 2020. The change was primarily due to a $0.5 million increase in compensation expenses and a $0.4 million increase in legal, regulatory, and professional services fees. General and administrative expenses remained relatively consistent at 5% as a percentage of revenue year over year.
Nine months ended September 30, 2020 compared to nine months ended September 30, 2019. General and administrative expenses increased by $2.1 million, or 13%, to $17.7 million for the nine months ended September 30, 2020. This increase was primarily due to a $1.7 million increase in compensation expenses and a $0.4 million increase in depreciation and amortization expenses. General and administrative expenses decreased from 6% to 5% as a percentage of revenue for the nine months ended September 30, 2020, as we experienced scale in our support functions.

Sales and Marketing Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
	(in thousands, except percentages, pet and per pet data)
Sales and marketing	$13,344	$9,255	44%	$33,028	$26,239	26%
Percentage of total revenue	10%	9%		9%	9%
Subscription Business:
Total subscription pets enrolled (at period end)	552,909	479,427	15	552,909	479,427	15
Average pet acquisition cost (PAC)	$261	$208	25	$237	$209	13

Three months ended September 30, 2020 compared to three months ended September 30, 2019. Sales and marketing expenses increased by $4.1 million, or 44%, to $13.3 million for the three months ended September 30, 2020. The change was primarily due to a $1.2 million increase in compensation expenses and approximately $2.9 million increase in other sales and marketing expenses to generate leads and increase conversion rates. We increased our pet acquisition spend during the quarter to drive new pet enrollments and future growth. As a result, sales and marketing expenses as a percentage of revenue increased by 1% compared to prior year.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019. Sales and marketing expenses increased by $6.8 million, or 26%, to $33.0 million for the nine months ended September 30, 2020. The change was primarily due to a $3.4 million increase in compensation expense and a $4.2 million increase in other sales and marketing expenses driven by new pets enrollment and increased spending on conversion initiatives, partially offset by a $0.8 million decrease in travel and conference expenses due to COVID-19. Sales and marketing expenses as a percentage of revenue remained relatively consistent at 9% year over year.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2020	2019
Net cash provided by operating activities	$17,580	$11,625
Net cash used in investing activities	(18,579)	(22,791)
Net cash provided by financing activities	7,275	9,374
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(214)	267
Net change in cash, cash equivalents and restricted cash	$6,062	$(1,525)

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
As of September 30, 2020, we had $118.3 million in cash, cash equivalents and short-term investments and $19.9 million available under our line of credit, which excluded $0.2 million reserved for ancillary services. Most of the assets in our insurance subsidiary, American Pet Insurance Company (APIC), and our segregated cell business, Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of September 30, 2020, total assets and liabilities held outside of our insurance entities were $95.3 million and $51.2 million, respectively, including $5.5 million of cash and cash equivalents that were segregated from other operating funds and held in trust for the payment of veterinary invoices on behalf of our insurance subsidiaries. For further information, refer to "—Regulation".
We believe our cash and cash equivalents, short-term investments and line of credit are sufficient to fund our operations and capital requirements for the next 12 months. As we continue to grow and consider strategic opportunities, however, we may explore additional financing to fund our operations or to meet capital requirements, including our financing with Aflac and related expenses associated with the Alliance. Financing could include equity, equity-linked, or debt financing. Additional financing may not be available to us on acceptable terms, or at all.
In November 2019, our board of directors approved a share repurchase program, pursuant to which we may repurchase up to $15.0 million of our outstanding shares over the 12 months following the approval. Each quarter throughout this period, we intend to establish repurchase parameters reflecting our business’s capital allocation priorities, our stock price relative to our estimated intrinsic value, and general market conditions. We cannot predict the timing or extent of any repurchases of shares of common stock, as such repurchases will depend on a number of factors, some of which are beyond our control. We did not repurchase any shares under this program during the quarter ended September 30, 2020.
Operating Cash Flows
We derive operating cash flows from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments and to fund projects that improve our members' experience. Cash provided by operating activities was $17.6 million for the nine months ended September 30, 2020 compared to $11.6 million for the nine months ended September 30, 2019. The change was primarily driven by increased pet count and scale in our operating departments, as well as the timing differences between collections from members and payments of veterinary invoices and payments to vendors. Changes in accounts receivable were primarily related to annual policies with monthly payment terms within our other business segment.
Investing Cash Flows
Cash used in investing activities is primarily related to the net purchase of investments to increase our statutory capital. Net cash used in investing activities decreased by $4.2 million for the nine months ended September 30, 2020 compared to the same period in prior year, primarily due to a $3.1 million lower net purchase of investments.
Financing Cash Flows
Cash provided by financing activities was $7.3 million and $9.4 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease of $2.1 million was primarily due to $3.0 million less drawn from our line of credit as well as a $2.5 million repayment in the current period, partially offset by $3.0 million higher net proceeds from exercise of stock options.

Long-Term Debt
Pacific Western Bank Loan and Security Agreement
We have a syndicated loan agreement with Pacific Western Bank (PWB) and Western Alliance Bank (WAB), providing us a revolving line of credit of up to $50.0 million, with a maturity date in June 2022. We refer to this line of credit as our PWB credit facility. The maximum amount available to us under the PWB credit facility, inclusive of any amounts outstanding under the revolving line of credit, is the lesser of $50.0 million or the total amount of cash and securities held by our insurance entities, less amounts outstanding relating to other ancillary services and letters of credit, totaling $0.2 million as of September 30, 2020. Interest on the PWB credit facility accrues at a variable annual rate equal to the greater of 4.5%, or 0.75% plus the prime rate (4.50% at September 30, 2020).
The PWB credit facility requires us to maintain certain financial and non-financial covenants, including maintaining a minimum cash balance of $1.4 million in our account at WAB and/or WAB affiliates and other cash or investments of $2.1 million in our accounts at PWB. As of September 30, 2020, we were in compliance with each of the financial and non-financial covenants.
Our obligations under the PWB credit facility are secured by substantially all of our assets and a pledge of certain of our subsidiaries’ stock. As of September 30, 2020, we had $30.0 million in aggregate borrowings outstanding under the PWB credit facility.
Regulation
As of September 30, 2020, our insurance entities, APIC and WICL Segregated Account AX, held $83.0 million in short-term investments and $116.4 million in other current assets, including $23.1 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
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
WICL Segregated Account AX
WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. During February 2020, our parent entity received a dividend of $4.7 million from WICL Segregated Account AX as allowed under our agreements with WICL. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Omega General Insurance Company, we are required to maintain a Canadian Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of December 31, 2019, the account held CAD $4.3 million.
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
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable vendor service agreements. Management believes there have been no material changes to our contractual obligation disclosure as of September 30, 2020, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2020, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
We have in the past created, invested in or acquired complementary businesses, products, technologies and new lines of business, and we may continue to do so in the future. Our ability to successfully evaluate and manage investment opportunities, or make and integrate acquisitions or products, is unproven. For example, we have invested in a pet food initiative, and we believe that pet food may be an important part of our offerings over the long term. We do not have experience manufacturing, selling, or distributing food products and pet food manufacturing facilities, and pet food products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the production, packaging, labelling, storage, distribution, quality, and safety of food products and the health and safety of employees. We have also recently acquired technology intended to enable us to improve our back-end software and facilitate certain expansion efforts, but technology integration is complicated, expensive and time consuming, and it may not result in us realizing the intended benefits from the acquisition.
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
We may not realize the benefits of our current and planned transactions with Aflac.
In October 2020, we entered into an Strategic Alliance Agreement, a Stock Purchase Agreement and a Shareholder Agreement with Aflac. Aflac has purchased $60.0 million and has agreed to purchase an additional $140.0 million following the expiration or termination of the antitrust waiting period and subject to certain other terms and conditions. These closing conditions may not be satisfied, in which event the second closing would not occur, the contractual three-year holding period would not apply to the shares we have already sold to Aflac, and Aflac may terminate the Alliance.
The Strategic Alliance Agreement sets forth the structure for the Alliance, including its intended benefits to us relating to brand, access and distribution as well as go-to-market matters. We and Aflac have agreed to negotiate in good faith and to act reasonably with each other in order to agree on such terms as are necessary to fully implement the Alliance. However, we may be unable to establish the terms for and implement the Alliance and, as a result, we may not realize the intended benefits of the Alliance. In addition, we have agreed not to develop with a third party any worksite employee benefit regarding its pet insurance in the United States or Japan and to work exclusively with Aflac to develop opportunities in Japan’s pet insurance marketplace, which may prevent us from pursuing alternative opportunities. If we are unable to implement the terms of the Alliance, Aflac's obligations in the Shareholder Agreement, including standstill obligations and contractual holding period requirements, would terminate, which may have an adverse effect on our stock price and otherwise cause our business to suffer.
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
We did not repurchase any shares under this program during the quarter ended September 30, 2020.

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

TRUPANION, INC.

Date: October 30, 2020	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and President (Principal Executive Officer)

Date: October 30, 2020	/s/ Tricia Plouf
Tricia Plouf Chief Financial Officer (Principal Financial and Accounting Officer)