Form 10-K
period 2020-12-31
TRUPANION, INC.
filed 2021-02-12
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,416,026,489 using the closing price on that day of $42.69.
As of February 4, 2021, there were approximately 39,473,833 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2021 Annual Meeting of Stockholders (Proxy Statement). The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

TRUPANION, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2020

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

PART I
Item 1. Business
Our Mission
Our mission is to inform and help loving, responsible pet owners budget and care for their pets—for life.
Company Overview
We provide medical insurance for cats and dogs throughout the United States, Canada, Puerto Rico, and Australia. Our data-driven, vertically-integrated approach enables us to provide pet owners with products that offer what we believe is the highest value medical insurance, priced specifically for each pet’s unique characteristics.
We operate in two business segments: subscription business and other business. We currently generate revenue in our subscription business segment from subscription fees related to our “Trupanion” branded products. Our other business segment is comprised of revenue from other product offerings that generally have a business-to-business relationship and different margin profiles than our subscription segment, including revenue from writing policies on behalf of third parties and revenue from other products and software solutions.
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
Our monthly subscription products, priced specifically for each pet’s unique characteristics, help pet owners budget for unforeseen medical expenses. Our core “Trupanion” product was designed by veterinarians to enable them to practice best medicine – thus recommending the optimal treatment for the pet. High quality medical insurance for pets prevents decisions being made due to financial constraints and ensures the best care for the pet. As a result, we believe our Trupanion product enables veterinarians to establish stronger ties and better alignment with their clients. Trupanion members tend to visit their veterinarian more frequently and spend more money on the best course of treatment for their pet. This results in better health outcomes for pets, which we believe creates a flywheel effect that has been the key driver of growth for our subscription business.
Our subscription business’s cost-plus model is designed to spread the risk evenly within each category of pets so our members can budget for unexpected veterinary costs. We have been collecting comprehensive pet health data for approximately 20 years. We believe our data and approach to pricing is unmatched and it provides us with a greater understanding of anticipated veterinary costs. We leverage this to price our subscription plan for each pet based on their specific circumstances such as breed, age (at enrollment), geography, and desired deductible or co-payment so that, in aggregate, the amounts paid by owners of lucky pets helps to cover the veterinary costs incurred by unlucky pets. We believe our actuarial team, working with our granular data, is able to price our subscription plan much more accurately than other players in the industry, enabling us to provide our members with the highest value proposition.
Our core “Trupanion” product also provides a differentiated experience to our members, including the use of our proprietary, patented software that is designed to communicate directly with a veterinary hospital’s practice management software. Using our software, veterinary hospitals can receive payment from us directly for approved invoices in seconds, with their clients (our members) only paying their deductible or co-payment of covered treatments. We believe this unique solution, which is offered free to veterinarians and pet owners, transforms the insurance experience.
Due to our focus on providing a superior value proposition and member experience, our members have been extremely loyal. Since 2010, we have a 98.5% average monthly retention rate in our subscription business. Our growing and loyal membership base provides us with highly predictable and recurring revenue. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our pet acquisition expense and acquiring as many pets as possible at our targeted average estimated internal rate of return.

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
Our total enrolled pets grew from 31,207 pets on January 1, 2010 to 862,928 pets on December 31, 2020, which represents a compound annual growth rate of 35%. As a result, our revenue has grown from $19.1 million in 2010 to $502.0 million in 2020.

Our Strategy
We are focused on attracting and retaining members by providing a best-in-class value and member experience. In particular, we are focused on the following:
Increasing the leads from veterinary hospitals. We intend to increase the number of veterinary hospitals that help their clients learn about high quality medical insurance, and to increase the rate at which active veterinary hospitals refer leads to us by leveraging our Territory Partners.
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
Improving retention, particularly in the first year of enrollment. Member retention is a key part of our strategy. Historically, members in their first year of membership have the lowest retention rate. We are investing in the education process and improving initial customer communication and experiences in order to increase our retention rates.
Automating the payment of veterinary invoices. We use machine learning to leverage the data from our software so we can automate the payment of veterinary invoices. We intend to increase the percentage of veterinary invoices paid without human intervention with the goal of ensuring that we can process veterinary invoices in seconds and do so without reducing the quality of our decision making on a case-by-case basis.
Exploring other member acquisition channels. We regularly evaluate new member acquisition channels. We intend to pursue those new channels that we believe could, over time, deliver our desired return on investment.

Expanding internationally. While we are primarily focused on capturing the large opportunity in the U.S. and Canadian markets, we also operate in the Australian market through a joint-venture, and we continue to explore other international expansion opportunities.
Expanding our product offering. We intend to introduce additional monthly subscription products, maintaining what we believe to be the highest value pet medical insurance, but with varying levels of coverage.
Pursuing other revenue opportunities. We intend to continue to pursue opportunities to provide pet owners with complementary products and services. For example, we have invested in a pet food initiative to explore whether pets on a calorie-controlled, high-quality diet have improved health outcomes that can justify a decrease in the cost of their medical insurance. In addition, within our other business segment, our wholly-owned insurance subsidiary, American Pet Insurance Company, has partnered with unaffiliated general agents offering pet insurance products since 2012. We also may continue to expand our other business segment by selling software solutions to third parties.
Sales and Marketing
We generate leads through a diverse set of member acquisition channels, which we then convert into members primarily through our contact center, website and other direct-to-consumer activities. These channels primarily include leads from third-parties such as veterinarians and referrals from existing members.
We build awareness of our core Trupanion product predominately through the veterinary community, engaging our team of “Territory Partners”. Our Territory Partners are independent contractors who market our product and are paid fees based on activity in their regions. Their role is to create meaningful, long-term relationships with veterinarians and to educate those veterinarians about the benefits of high quality medical insurance. We believe this structure aligns our interests and provides a platform that we can leverage over time. Our Territory Partner approach is unique and unmatched in our industry. We believe that it would be extremely difficult, costly and time consuming for a competitor to replicate.
Competition
We compete primarily with pet owners who choose to self-fund their veterinary costs, mainly via credit cards, as well as new and existing pet insurance brands. The vast majority of pet owners in the United States and Canada do not currently have medical insurance for their pets and there is very little movement from one insurance company to another due to pre-existing conditions. As a result, we are focused primarily on expanding the overall size of the market by providing pet owners with the highest value proposition, the broadest coverage, and 24/7 service to our members. We view our primary competitive challenge as educating pet owners on why Trupanion is a better alternative to self-insuring.
We have been competing against at least 20 brands at any given time in our operating history. In our experience, competing pet insurance companies generally fall into one of two segments: (a) traditional providers with low target price points and narrow coverage that is unlikely to cover things most likely to go wrong, like congenital and hereditary conditions, and (b) higher-value providers that provide some form of an annual plan designed to increase the cost of the plan as the pet ages.
We believe that we have competitive advantages that position us favorably. These include:
•broader coverage and a superior value proposition due, in part, to our vertically integrated structure that reduces frictional costs,
•a unique member acquisition strategy that leverages the relationships our Territory Partners have developed in the veterinary community,
•a proprietary database containing 20 years of comprehensive pet health data enabling us to be more precise in our pricing and pet acquisition expense, and
•our patented, proprietary software which allows us to pay veterinary invoices directly at time of treatment.

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
Human Capital Resources
Our Team
We are a mission driven organization with a diverse team united by a shared passion for pets. Our team members are our greatest asset, and we focus on attracting great people to our team and offering high-quality experiences to all team members.
As of December 31, 2020, we employed 911 people across the U.S., Canada and the U.K. Our team is further supported by 152 field sales Territory Partner business owners and their associates who represent Trupanion. We also contract with team members in Philippines through a third-party service provider and in Australia through a joint venture.
About two thirds of our employees work in our Seattle headquarters office (pre-COVID), and others work virtually across the U.S., Canada, and U.K. Our Seattle headquarters office is pet friendly and 400+ dogs and cats are signed-up to work at the office alongside their human coworkers.
Benefits
We offer each team member the same benefits, regardless of role or level in the organization. We also recognize the importance of family and design our benefits plans to support the physical, financial, and emotional wellbeing of team members and their families.
The benefits available to all team members regardless of role include:
•Childcare & Support for Parents – We understand the importance of family and offer benefits to support working parents. Most notably, we offer onsite childcare at our Seattle headquarters. Trupanion pays 100% of the tuition costs for one child per Trupanion team member, when space is available.
•Resources for Wellbeing – We offer a variety of benefits to support wellness at and away from work, including free access to our onsite gym, complimentary yoga classes, and an Employee Assistance Program for confidential support to navigate life's challenges.
•Sabbatical - For every five consecutive years of service at Trupanion, team members are eligible for a paid five-week sabbatical.
•Paid Volunteer Time – The TruGiving Volunteer Program offers one paid work day per year to volunteer with an organization of each team member's choice.
•Paid Time Off – At least four weeks of paid time off is granted to team members each year in January, and increases with tenure.
•Medical Insurance for You – Trupanion pays 100% of the premiums for team members’ medical, dental, and vision coverage and offers options to enroll eligible family members.
•Medical Insurance for Your Pet – Team members have the option to enroll one dog or cat in 100% company paid Trupanion medical insurance at the highest coverage level we offer.
•Leave of Absence & Salary Continuation – We provide all team members that are too ill or injured to work with access to time off through leave of absence at a reduced percentage of their salary through our disability pay programs.
•Severance and Change in Control Policy – We have a Severance and Change in Control policy that applies equally to all team members, regardless of their role at Trupanion.

Diversity, Equity, and Inclusion
We believe that diversity, equity and inclusion is critical to supporting our fellow team members and enhancing our ability to fulfill our mission and achieve our goals. We strive to offer an environment where individuals with diverse perspectives and backgrounds (including but not limited to the BIPOC community, disabled people and the LGBTQIA+ community) are valued and have the ability to contribute their full potential. A core tenet of Trupanion is that we offer a work experience that applies equally to all team members, regardless of role, as noted for example with respect to our Benefits offerings. This approach extends throughout the way we work together; for example, each team member works in an open environment without hierarchy affecting size of working space.
We have multiple employee resource groups that celebrate aspects of our team’s diversity and provide a welcoming and safe space for support, education, and networking.
We have a large representation of women at Trupanion including over 65% of leadership positions. As part of our strategic plan, we have also set a goal to increase the representation of people of color on our team. To achieve this goal we will take specific actions to hire more diverse talent, develop and retain these team members, and further a culture of inclusion at Trupanion. For example, among other steps we have taken, we are hiring a Director to focus exclusively on DEI, we are establishing new relationships with partners focused on sourcing BIPOC talent, and we have a DEI Council that works in tandem with us towards meeting our representation goal.
Trupanion is committed to paying equitably for equal work, regardless of gender or race/ethnicity, and conducts pay equity analyses as part of our efforts in furtherance of this commitment.
Career Development
At Trupanion we are committed to helping everyone grow and thrive along with the company. We are proud to continually see about 20% of our team members transition to new roles within the company each year. Team members have access to ongoing development designed to help them succeed in their roles today, develop skills for the future, and build a career at Trupanion.
A sampling of our development opportunities include:
•TruUniversity (TruU) – All team members participate in TruU company orientation to learn about our history, culture, product, business model, and operations.
•Mentorship – Our TruMentor program creates connection across departments, so team members can learn from and support each other in their development.
•Professional skills – Our continuing education course catalogue includes a wide variety of topics related to our business, the animal health industry, and professional skills.
•Leadership Development – We offer specific leadership development programs both for new managers leading for the first time and for more experienced leaders leading teams of other leaders.
Safety
We are proud of our response to the COVID-19 pandemic. We were one of the first Seattle-area public companies to transition to fully virtual work, doing so before it was required. Since then we have kept our culture alive with more frequent all hands meetings and office hours with leadership, and converted many of our office events, like the annual Pet Pageant, to virtual formats.
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
Industry Regulations
The NAIC adopted risk-based capital requirements for life, health and property and casualty insurance companies. APIC is subject to these risk-based capital requirements that require us to maintain certain levels of surplus $79.1 million as of December 31, 2020 to support our overall business operations in consideration of our size and risk profile. If we fail to maintain the amount of risk-based capital required, we will be subject to additional regulatory oversight. To comply with these regulations, we may be required to maintain capital that we would otherwise invest in our growth and operations. Refer to Item 1A. “Risk Factors” for additional details of these requirements.
Further, NAIC developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or IRIS, to assist state regulators in monitoring the financial condition of U.S. insurance companies. As of December 31, 2020, APIC had four IRIS ratios outside the usual range, relating to net premiums written to surplus, change in net premiums written, change in policyholders’ surplus, and investment yield. While a ratio outside the usual range is not considered a failing result, regulators may investigate or monitor an insurance company if its IRIS ratios fall outside the prescribed usual range.
Other Jurisdictions Regulations
In Canada, our insurance is written by an unaffiliated Canadian-licensed insurer, Omega General Insurance Company (Omega). Under the terms of our agreements with Omega, we retain any financial risk associated with our Canadian business. Omega’s Canadian insurance operations are supervised and regulated by Canadian federal, provincial and territorial governments and Omega is a fully licensed insurer in all of the Canadian provinces and territories in which we do business. In addition, we are required to fund a Canadian trust account in accordance with Canadian regulations. As of December 31, 2020, the account held CAD $5.8 million.
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

Corporate Information
We were founded in Canada in 2000 as Vetinsurance Ltd. In 2006, we effected a business reorganization whereby Vetinsurance Ltd. became a consolidated subsidiary of Vetinsurance International, Inc., a Delaware corporation. In 2007, we began doing business as Trupanion. In 2013, we formally changed our name to Trupanion, Inc. Our principal executive offices are located at 6100 4th Avenue South, Seattle, Washington 98108, and our telephone number is (855) 727-9079. Our website address is www.trupanion.com. Information contained on, or that can be accessed through, our website is not incorporated by reference, and you should not consider information on our website to be part of this Annual Report on Form 10-K.
Available Information
We are required to file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Exchange Act. We also make available, free of charge on the investor relations portion of our website at investors.trupanion.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. The SEC also maintains an Internet website at www.sec.gov where you can obtain our SEC filings. You can also obtain paper copies of these reports, without charge, by contacting Investor Relations at InvestorRelations@Trupanion.com.
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

Summary of Material Risk Factors
Our business is subject to numerous risks and uncertainties of which you should be aware. Among others, these risks relate to:
•Our results of operations, including adverse impacts from the COVID-19 pandemic, our significant net losses since inception, our ability to achieve or maintain profitability in the future, and our ability to maintain our rate of revenue growth;
•Our ability to grow our member base, including by attracting new members from internet searches and from leads generated from Territory Partners, veterinarians and other third parties, to retain these members, and to recover our member acquisition costs;
•Our engagement of Territory Partners as independent contractors rather than employees;
•The pricing of our subscription, the actual levels of our veterinary invoice expense (which may increase with use of our patented software for direct payment of invoices), and our ability to timely and accurately process valid invoices and to identify improper invoices;
•Our need to maintain certain levels of surplus capital under applicable insurance regulations;
•Competitive challenges and our ability to maintain and enhance our brand;
•Emerging claim and coverage issues;
•Our ability to maintain and scale our infrastructure, to invest in or acquire businesses, products and technologies, and otherwise to manage our growth;
•Our reliance on key personnel, strategic relationships and a Canadian insurance company for our Canadian operations;
•Variations in our operating results, fluctuations in foreign exchange rates, other issues relating to expanding our operations internationally, and general changes in the economy;
•Our efforts to establish multiple insurance subsidiaries;
•Our ability to maintain effective internal controls and security measures;
•Our acceptance of automatic fund transfers and credit card and debit card payments;
•Owning an office building;
•Our ability to protect our intellectual property (IP), to avoid violating IP rights of other, and to maintain relationships with third parties providing necessary IP and technology to us;
•Litigation or regulatory proceedings;
•Compliance with covenants in our current credit agreement and limitations that may arise in connection with any future indebtedness we may incur;
•Tax liabilities and our ability to use net operating loss carryforwards;
•Compliance with the numerous laws and regulations applicable to our business, including state, federal and foreign laws relating to insurance, privacy, the internet, email and texting, and accounting matters; and
•Our common stock, including trading price declines from missed earnings guidance, inadequate analyst coverage, trading volatility, lack of dividends, concentrated ownership, and anti-takeover provisions in our governing documents.

Risks Related to Our Business and Industry
Our results of operations may be adversely impacted by the COVID-19 pandemic.
The global spread of the COVID-19 pandemic and related containment efforts have created significant economic disruption. To date, the pandemic has not had a material adverse impact on our business, although it could impact growth rates in the future.
•The COVID-19 pandemic and related public health measures have resulted in significant unemployment. The related economic impact on consumers may result in decreased new enrollments in our subscription and increased cancellations.
•The global work-from-home operating environment has restricted some of our Territory Partners from conducting face-to-face visits with veterinarians and their staff.

•Veterinarians have reported that pets may contract COVID-19, and the extent to which COVID-19 may be communicable among humans, dogs and cats and its health impact on pets is somewhat uncertain. An increase in COVID-19 among pets may cause our veterinary invoice expense to increase.
•While we are not currently experiencing any meaningful decreases in veterinary invoice expenses, many insurance companies within the property and casualty insurance space are providing refunds to policyholders in light of reduced claims trends they are experiencing, and it is possible that state insurance regulators may require us to provide refunds or otherwise change our behavior.
•The duration of the pandemic, whether it may recur, and its other long-term impacts are highly uncertain and cannot be predicted. These risks and uncertainties make it challenging to manage our growth, maintain business relationships, price our subscription plans and otherwise plan for our business.
In accordance with local and state directives, we have shifted our operations from our corporate office facility located in Seattle, Washington, and substantially all of our personnel are working from home. We have not conducted business in this manner previously, do not know how long we may need to continue in this manner, and may experience reduced productivity of our employees, greater exposure to cybersecurity threats, or other operational risks. Similarly, many of our Territory Partners, our vendors, the businesses for which we write policies in our other business segment, and our strategic partners are working from home, and many veterinary hospitals are working at reduced staffing levels and hours of operation. The extent to which these parties suffer inefficiencies or other risks from their work-from-home arrangements, and the extent to which those risks may impact us, is impossible to predict.
We have incurred significant cumulative net losses since our inception and may not be able to maintain profitability in the future.
We have incurred significant cumulative net losses since our inception. We incurred net losses of $5.8 million and $1.8 million in the years ended December 31, 2020 and 2019, respectively, and as of December 31, 2020, we had an accumulated deficit of $91.4 million. We have funded our operations through equity financings, borrowings under a revolving line of credit and term loans and, since 2016, positive cash flows from operations. Our ability to achieve and maintain profitability will depend in significant part on our obtaining new members, retaining our existing members and ensuring that our expenses, including our sales and marketing expenses, do not exceed our revenue. We expect to make significant expenditures and investments in member acquisition and product initiatives and these expenditures may not result in additional growth. Our recent growth in revenue and membership may not be sustainable or may decrease, and we may not generate sufficient revenue to maintain profitability. Additionally, we budget for our expenses based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our estimates. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
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
•create and maintain positive relationships with strategic partners, particularly partners who create software solutions for veterinary practices;
•continue to offer products with a superior value with competitive features and rates;
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
•react to existing and new competitors;
•protect and defend our critical intellectual property;

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
We have made and plan to continue to make significant investments to grow our member base. We spent $45.1 million on sales and marketing to acquire new members for the year ended December 31, 2020. Our average pet acquisition cost and the number of new pets we enroll depends on a number of factors and assumptions, including the effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has increased over time and has significantly varied in the past. In the future, our average pet acquisition cost may continue to rise and significantly vary period to period based upon specific marketing initiatives. We also regularly test new member acquisition channels and marketing initiatives, which often are more expensive than our traditional marketing channels and generally increase our average acquisition costs.
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
Our ability to grow our business depends on retaining and expanding our member base. For the year ended December 31, 2020, we generated 77.0% of our revenue from subscriptions. In order to continue to increase our membership, we must continue to convince prospective members of the benefits of pet insurance in general and our subscription in particular. To maintain our existing member base, we need to continue to reinforce the value of our subscription.

We utilize Territory Partners, who are paid fees based on enrollments in their regions, to communicate the benefits of medical insurance to veterinarians through, prior to the COVID-19 pandemic, in-person visits and more recently, through remote communications. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about these benefits, and potentially become members. We also invest in other third-party and direct to consumer member acquisition channels, though we have limited experience with some of them. We plan to expand the number of our Territory Partners and other lead-generation sources and to engage in other marketing activities, including direct to consumer advertising and increasing our social media footprint, which are likely to increase our acquisition costs. In addition, these plans may face unexpected delays, costs or other challenges, such as decreased ability of Territory Partners to conduct in-person veterinarian or less effective development of other third-party relationships.
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
•changes in consumer shopping behaviors due to circumstances outside of our control, such as economic conditions, the COVID-19 pandemic and containment efforts, and consumers’ ability or willingness to pay for our product;
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
We have historically experienced high average monthly retention rates. For example, our average monthly retention rate between 2010 and 2020 was 98.5%. We expect to continue to make significant expenditures relating to the retention of existing members, including an increase in the number of inside account managers and development and implementation of new technology platforms designed to encourage retention of these members.
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
In order for us to implement our business strategy and grow our revenue, we must effectively maintain and increase the number and quality of our relationships with Territory Partners, veterinarians, existing members, complementary online and other businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups and associations and other referral sources, and continue to scale and improve our processes, programs and procedures that support them. Those processes, programs and procedures could become increasingly complex and difficult to manage as we grow.

Veterinary leads represent our largest member acquisition channel. We spend significant time and resources attracting qualified Territory Partners and providing them with current information about our business and they, in turn, communicate the benefits of medical insurance for pets to veterinarians. Our relationship with our Territory Partners may be terminated at any time (for instance, if they feel unsupported or undervalued by us), and, if terminated, we may not recoup the costs associated with educating them about our subscription or be able to maintain any relationships they may have developed with veterinarians within their territories. Sometimes a single relationship may be used to cover multiple territories so that a terminated relationship with a Territory Partner could significantly affect our company. Further, if we experience an increase in the rate at which Territory Partner relationships are terminated, we may not develop or maintain relationships with veterinarians as quickly as we have in the past or need to in order to implement our business strategy and our growth and financial performance could be adversely affected.
Our ability to generate leads through veterinary hospitals could be negatively impacted if our policy is perceived to be inadequate, unreliable, cumbersome or otherwise does not provide sufficient value, or if our process for paying veterinary invoices is unsatisfactory to the veterinarians and their clients.
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
Territory Partners are independent contractors and, accordingly, we do not directly provide the same direction, motivation and oversight over Territory Partners as we otherwise could if Territory Partners were our own employees. Further, Territory Partners may themselves employ or engage others; we refer to these partners and their associates, collectively, as our Territory Partners. We do not control a Territory Partner’s employment or engagement of others, and it is possible that the actions of their employees and/or contractors could create threatened or actual legal proceedings against us. Moreover, Territory Partners may not require, or applicable law may not permit, that employees or other service providers engaged by Territory Partners be subject to non-compete obligations and these employees and service providers may provide services to our competitors.
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
The pricing of our subscriptions reflects amounts we expect to pay for a pet’s medical care and we derive these prices from assumptions that we make based on our analytics platform. Our analytics platform draws upon pet data we collect and we use this data to price our policy in response to a number of factors, including a pet’s species, breed, age, gender and location. Factors related to pet location include the current and assumed changes in the cost and availability of veterinary technology and treatments and local veterinary hospital preferences. Some data that feeds into our analytics platform is provided by third-party sources and these sources may limit or prevent us from accessing the data. Additionally, the assumptions we make about breeds and other factors in pricing may prove to be inaccurate and, accordingly, these pricing analytics may not accurately reflect the expense that we will ultimately incur. Furthermore, if any of our competitors develop similar or better data systems, adopt similar or better underwriting criteria and pricing models or receive our data, our competitive advantage could decline or be lost.

The prices of our subscriptions also reflect assumptions and estimates regarding our own operating costs and expenses. We monitor and manage our pricing and overall sales mix to achieve our target returns. If the actual costs, including veterinary invoice expenses, operating costs and expenses within anticipated pricing allowances, are greater than our assumptions and estimates such that the premiums we collect are insufficient to cover these expenses, then our profitability could be adversely affected and our revenue may be insufficient to maintain profitability. Conversely, if our pricing assumptions differ from actual results such that we overprice risks, our competitiveness and growth prospects could be adversely affected.
In addition, many states have adopted laws or are considering proposed legislation that, among other things, limit the ability of insurance companies to effect rate increases or to cancel, reduce or not renew existing policies, and many state regulators have the power to reduce, or to disallow increases in premium rates. Most states require licensure and regulatory approval prior to marketing new insurance products. Our practice has been to regularly reevaluate the price of our subscriptions, with any pricing changes implemented at least annually, subject to the review and approval of applicable state regulators, who may reduce or disallow our pricing changes. Such review has often in the past resulted, and may in the future result, in delayed implementation of pricing changes and prevent us from making changes we believe are necessary to achieve our targeted payout ratio, which could adversely affect our operating results and financial condition. If external factors caused veterinary invoice expenses to significantly decrease, the review and approval of our proposed pricing may be impacted. In addition, we may be prevented by regulators from limiting significant pricing changes, requiring us to raise rates more quickly than we otherwise may desire. This could damage our reputation with our members and reduce our retention rates, which could significantly damage our brand, result in the loss of expected revenue and otherwise harm our business, operating results and financial condition.
Our actual veterinary invoice expense may exceed our current reserve established for veterinary invoices and may adversely affect our operating results and financial condition.
We maintain a recorded reserve for veterinary invoices that is based on our best estimates of the amount of veterinary invoices we expect to pay, inclusive of an estimate for veterinary invoices we have not yet received, after considering internal factors, including data from our proprietary data analytics platform, experience with similar cases, actual veterinary invoices paid, historical trends involving veterinary invoice payment patterns, patterns of receipt of veterinary invoices, seasonality, pending levels of unpaid veterinary invoices, veterinary invoice processing programs and contractual terms. We may also consider external factors, including changes in the law, court decisions, changes to regulatory requirements and economic conditions. Because reserves are estimates of veterinary invoices that have been incurred but are not yet submitted to us, setting appropriate reserves is an inherently uncertain and complex process that involves significant subjective judgment. Further, we do not transfer or cede our risk as an insurer and, therefore, we maintain more risk than we would if we purchased reinsurance.
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
Our subsidiary, APIC, is subject to risk-based capital regulations that require us to maintain certain levels of surplus to support our overall business operations in consideration of our size and risk profile. We have in the past and may in the future fail to maintain the amount of risk-based capital required to avoid additional regulatory oversight, which was $79.1 million as of December 31, 2020. We are also subject to a contractual obligation related to our reinsurance agreement with Omega, who writes our policies in Canada. Under this agreement, we are required to fund a Canadian trust account in accordance with Canadian regulations. As of December 31, 2020, the account held CAD $5.8 million.
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
We may experience fluctuations in our revenue, expenses and operating results in future periods, particularly as the COVID-19 pandemic evolves. Our operating results may fluctuate in the future as a result of a number of factors, many of which are beyond our control. These fluctuations may make comparing our operating results on a period-to-period basis less meaningful and make our future results difficult to predict. You should not rely on our past results as an indication of our future performance. In addition, if revenue levels do not meet our expectations, our operating results and ability to execute on our business plan are likely to be harmed.
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
Our success depends to a significant extent on the continued services of our current management team, including Darryl Rawlings, our founder and Chief Executive Officer. The loss of Mr. Rawlings or several other key executives or employees within a short time frame could have a material adverse effect on our business. We employ all of our employees, including executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. In order to retain valuable employees, in addition to salary and cash incentives, we have provided stock options and restricted stock that vest over time and may in the future grant equity awards tied to company performance. The value to employees of stock options and restricted stock that vest over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to maintain their retention benefit or counteract offers from other companies. We would be adversely affected if we fail to adequately plan for the succession of our senior management and other key employees. Additionally, if we were to lose a large percentage of our current employees in a relatively short time period, or our employees were to engage in a work stoppage or unionize, we may be unable to hire and train new employees quickly enough to prevent disruptions in our operations, which may result in the loss of members, Territory Partners or referral sources.
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
In October 2020, we entered into a Strategic Alliance Agreement, a Stock Purchase Agreement and a Shareholder Agreement with Aflac Incorporated (Aflac). Aflac purchased an aggregate of $200.0 million of our common stock.

The Strategic Alliance Agreement sets forth the structure for an alliance with Aflac, including its intended benefits to us relating to brand, access and distribution as well as go-to-market matters. We and Aflac have agreed to negotiate in good faith and to act reasonably with each other in order to agree on such terms as are necessary to fully implement the alliance. However, we may be unable to establish the terms for and implement the alliance and, as a result, we may not realize the intended benefits of the alliance. In addition, we have agreed not to develop with a third party any worksite employee benefit regarding its pet insurance in the United States or Japan and to work exclusively with Aflac to develop opportunities in Japan’s pet insurance marketplace, which may prevent us from pursuing alternative opportunities. If we are unable to implement the terms of the alliance, Aflac's obligations in the Shareholder Agreement, including standstill obligations and contractual holding period requirements, would terminate, which may have an adverse effect on our stock price and otherwise cause our business to suffer.
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
For example, the pet insurance policies we write for general agents are subject to materially different terms and conditions than our subscription. They are typically annual policies with monthly payment terms, which can result in accounts receivable balances and payment timing patterns we do not experience in our subscription business. The relationships with these general agents may be terminated by either party and, if terminated, would result in a reduction in our revenue to the extent we cannot enter other relationships and generate equivalent revenue with different general agents. For the year ended December 31, 2020, premiums from policies sourced by general agents accounted for 21% of our total revenue, and one general agent sourced members whose premiums accounted for over 10% of our total revenue. Further, the unaffiliated general agents administer these policies and market them to consumers. If the general agents make operating decisions that adversely affect its business or brand, our business or brand could also be adversely affected.
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
We offer our subscription in Canada and in the future may offer it in other countries, which exposes us to the risk of changes in currency exchange rates. For the year ended December 31, 2020, approximately 16% of our total revenue was generated in Canada. Fluctuations in the relative strength of the US dollar has in the past and could in the future adversely affect our revenue and operating results.
Our decision to set up multiple insurance subsidiaries may complicate our business and harm our results of operations.
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
If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
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
Third parties have in the past and may in the future claim that our services or technologies, including our proprietary software, infringe or otherwise violate their intellectual property rights. We may be subject to legal proceedings and claims, including claims of alleged infringement by us of the intellectual property rights of third parties. Any dispute or litigation regarding intellectual property could be expensive and time consuming, regardless of the merits of any claim, and could divert our management and key personnel from our operations.
If we were to discover or be notified that our services or our proprietary software potentially infringe or otherwise violate the intellectual property rights of others, we may need to obtain licenses from these parties in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, and any such license may substantially restrict our use of the intellectual property. Moreover, if we are sued for infringement and lose the lawsuit, we could be required to pay substantial damages or be enjoined from offering the infringing services. Any of the foregoing could cause us to incur significant costs and prevent us from selling or properly administering subscriptions or performing under our other contractual relationships.
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
As of December 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $157.8 million that will begin to expire in 2027. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Pursuant to Sections 382 and 383 of the Code, annual use of our net operating loss carryforwards and credit carryforwards may be limited by previous and future ownership changes.
Changes in the economy may affect consumer spending on our subscription and this may negatively impact our business, operating results and financial condition.
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
As part of our growth plan, we have explored, and expect to continue to explore, opportunities to expand our operations internationally. For instance, we entered the Australian market through a joint venture and we are actively exploring entering other countries. We have limited history of marketing, selling, administrating and supporting our subscription for consumers outside of the United States, Canada, and Puerto Rico. In general, international sales and operations may be subject to a number of risks, including the following:
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
We may require additional capital to meet our risk-based capital requirements, operate or expand our business or respond to unforeseen circumstances. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. For instance, our arrangement with Aflac requires that, before we issue or sell equity to another investor, we are required to provide Aflac an opportunity to purchase equity allowing them to maintain their ownership percentage. This requirement may introduce delays or prevent us from raising funds through the issuance of securities. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. Further, volatility in the credit or equity markets may have an adverse effect on our ability to obtain debt or equity financing or the cost of such financing. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms. If funds are unavailable to us on reasonable terms when we need them, we may be unable to meet our risk-based capital requirements, train and support our employees, support Territory Partners, maintain the competitiveness of our technology, pursue business opportunities, service our existing debt, pay veterinary invoices or acquire new members, any of which could have an adverse effect on our business, operating results and financial condition.
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
Most states require licensure and regulatory approval prior to marketing new insurance products or changing premiums for existing products. From time to time, we seek to make updates to our existing subscription product. We may also introduce new products that make changes that are more extensive to the product approved in a state. With respect to pricing, our practice has been to regularly reevaluate the price of our subscriptions, with any pricing changes implemented at least annually, subject to the review and approval of the state regulators, who may reduce or disallow our pricing changes. Such review has often in the past resulted, and may in the future result, in delayed implementation of pricing changes and prevent us from making changes we believe are necessary to achieve our targeted payout ratio, which could adversely affect our operating results and financial condition. A delayed approval may require us to have larger rate increases in subsequent periods. This could damage our reputation with our members and reduce our retention rates, which could significantly damage our brand, result in the loss of expected revenue and otherwise harm our business, operating results and financial condition.

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and also to comply with many complex requirements and standards. We devote substantial resources to compliance with accounting requirements and we base our estimates on our best judgment, historical experience, information derived from third parties, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. However, various factors are causing our accounting to become complex, such as our recent building acquisition, our investments in strategic opportunities and our test expansion into foreign markets. Ongoing evolution of our business, further international expansion, and entry into complementary businesses such as pet food, may compound these complexities. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors or guidance we may have provided, resulting in a decline in our stock price and potential legal claims. Significant judgments, assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, business combinations, and income taxes.
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
These statements are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive risks and uncertainties, many of which are beyond our control, including those described in these "Risk Factors" and elsewhere in this report. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges.
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
•recent private sale of our securities to Aflac;
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
Our board of directors recently approved an Employee Severance and Change in Control Plan that applies to each employee of our company. This plan provides certain benefits to our employees in the event there is a change in control of our company and an employee is terminated under certain conditions. Potential acquirers may determine that the possible payments under this plan make an acquisition of our company unattractive.

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
Dividend Policy
We have never declared or paid cash dividends on our common stock. Other than potential repurchases of our common stock, we currently intend to retain all available funds and any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any further determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.
Holders of Record
As of February 4, 2021, there were 32 registered stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.
Securities Authorized for Issuance under Equity Compensation Plans
The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2021. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.
This chart compares the stockholder return on an investment of $100 over the five years from December 31, 2015 through December 31, 2020 for (1) our common stock, (2) the S&P Small Cap 600 Index, (3) the NASDAQ-100 Technology Sector Index, and (4) the Russell 2000 Index. All values assume the reinvestment of any dividends; however, no dividends have been declared on our common stock to date. The stockholder return on the following graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return
Among Trupanion, S&P Small Cap 600 Index, NASDAQ-100 Technology Sector Index, and Russell 2000 Index

1,300
1,250
1,200
1,150
1,100
1,050
1,000
950
900
850
800
750
700
650
600
550
500
450
400
350
300
250
200
150
100
50
0
Index Value
Base Period 12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Period Ending
Trupanion Inc.
S&P Small Cap 600 Index
NASDAQ-100 Technology Sector Index
Russell 2000 Index

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Trupanion Inc.	$100.00	$159.02	$299.90	$257.58	$376.64	$1,226.54
S&P Small Cap 600 Index	$100.00	$124.74	$139.38	$125.78	$152.02	$166.57
NASDAQ-100 Technology Sector Index	$100.00	$124.05	$169.56	$159.31	$235.32	$326.10
Russell 2000 Index	$100.00	$119.48	$135.18	$117.79	$146.51	$173.86

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated statements of operations data:
Revenue:
Subscription business	$387,732	$321,163	$263,738	$218,354	$173,356
Other business	114,296	62,773	40,218	24,313	14,874
Total revenue	502,028	383,936	303,956	242,667	188,230
Cost of revenue:
Subscription business(1)	314,875	262,139	215,992	176,883	141,321
Other business	105,252	56,873	36,598	22,734	13,621
Total cost of revenue	420,127	319,012	252,590	199,617	154,942
Operating expenses:
Technology and development(1)	9,947	7,025	5,796	6,226	6,466
General and administrative(1)	21,847	18,384	17,104	16,130	14,427
Sales and marketing(1)	47,837	35,451	24,999	19,104	15,247
Depreciation and amortization	7,071	5,632	4,512	4,232	3,846
Total operating expenses	86,702	66,492	52,411	45,692	39,986
Gain (loss) from investment in joint venture	(126)	(352)	—	—	—
Operating loss	(4,927)	(1,920)	(1,045)	(2,642)	(6,698)
Interest expense	1,381	1,349	1,198	533	218
Other (income) expense, net	(581)	(1,629)	(1,309)	(1,244)	(58)
Loss before income taxes	(5,727)	(1,640)	(934)	(1,931)	(6,858)
Income tax expense (benefit)	113	169	(7)	(428)	38
Net loss	$(5,840)	$(1,809)	$(927)	$(1,503)	$(6,896)

(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cost of revenue	$1,586	$1,050	$927	$594	$275
Technology and development	758	364	209	216	246
General and administrative	3,795	3,312	2,304	1,887	1,893
Sales and marketing	2,773	2,120	1,335	722	532
Total stock-based compensation expense	$8,912	$6,846	$4,775	$3,419	$2,946

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$139,878	$29,168	$26,552	$25,706	$23,637
Short-term investments	89,862	69,732	54,559	37,590	29,570
Working capital	186,628	67,196	54,773	40,692	34,729
Total assets	498,250	257,200	207,510	105,859	82,345
Current and long-term debt	—	26,086	12,862	9,324	4,767
Total liabilities	158,311	120,440	78,337	57,425	37,630
Common stock and additional paid-in capital	439,007	232,731	219,838	134,511	129,574
Accumulated deficit	(91,360)	(85,520)	(83,711)	(82,784)	(81,281)
Total stockholders' equity	339,939	136,760	129,173	48,434	44,715

	Year Ended December 31,
	2020	2019	2018	2017	2016
Other operational data(1):
Total Business:
Total pets enrolled (at period end)	862,928	646,728	521,326	423,194	343,649
Subscription Business:
Total subscription pets enrolled	577,957	494,026	430,770	371,683	323,233
Monthly average revenue per pet	$60.37	$57.52	$54.34	$52.07	$47.82
Lifetime value of a pet, including fixed expenses	$653	$523	$449	$409	$290
Average pet acquisition cost (PAC)(2)	$247	$212	$164	$152	$123
Average monthly retention	98.71%	98.58%	98.60%	98.63%	98.6%

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
This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Overview
We provide medical insurance for cats and dogs throughout the United States, Canada, Puerto Rico, and Australia. Our data-driven, vertically-integrated approach enables us to provide pet owners with products that offer what we believe is the highest value medical insurance, priced specifically for each pet’s unique characteristics and coverage level. Our growing and loyal membership base provides us with highly predictable and recurring revenue. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our pet acquisition expense and acquiring as many pets as possible at our targeted average estimated internal rate of return.
We operate in two business segments: subscription business and other business. We currently generate revenue in our subscription business segment from subscription fees for our “Trupanion” branded products. Fees are paid at the beginning of each subscription period, which automatically renews on a monthly basis. We generate revenue in our other business segment primarily by writing policies on behalf of third parties. We do not undertake the marketing efforts for these policies and have a business-to-business relationship with these third parties. Our other business segment also includes revenue from other products and software solutions that have a different margin profile from our subscription business.
We generate leads primarily for our subscription business segment through a diverse set of member acquisition channels, which we then convert into members primarily through our contact center, website and other direct-to-consumer activities. These channels primarily include leads from third-parties such as veterinarians and referrals from existing members. Veterinary hospitals represent our largest referral source. We engage our "Territory Partners" to have face-to-face visits with veterinarians and their staff. Territory Partners are dedicated to cultivating direct veterinary relationships and building awareness of the benefits of high quality medical insurance to veterinarians and their clients. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, Trupanion. We also receive a significant number of new leads from existing members adding pets and referring their friends and family members. Our direct-to-consumer acquisition channels serve as important resources for pet owner education and drive new member leads and conversion. We monitor average pet acquisition cost to evaluate the efficiency of our sales and marketing programs in acquiring new members and measure effectiveness based on our targeted return on investment.
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
•Leverage our data about COVID-19. There has been understandable concern about whether COVID-19 is communicable to and from pets. Using our extensive, proprietary database, we have closely monitored veterinary invoice data and shared our data with veterinarians, our members and the broader community that, to date, we have not seen any material COVID-19-related veterinary invoices.
•Provide relief and support to members. We value our members and understand the economic and health challenges COVID-19 has created for many of them. We slowed our process on subscription cancellations related to payments that fail, reverting to our historical 60-day process. We estimate approximately 1,300 cancellations were shifted from the second quarter into the third quarter due to this change. We also continue to provide a superior member experience with our claims, call center and broader team working to ensure pets receive the care they need during this pandemic.
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

Key Operating Metrics
The following tables set forth our key operating metrics for the periods ended December 31, 2020, 2019 and 2018, and for each of the last eight fiscal quarters.

	Year Ended December 31,
	2020	2019	2018
Total Business:
Total pets enrolled (at period end)	862,928	646,728	521,326
Subscription Business:
Total subscription pets enrolled (at period end)	577,957	494,026	430,770
Monthly average revenue per pet	$60.37	$57.52	$54.34
Lifetime value of a pet, including fixed expenses	$653	$523	$449
Average pet acquisition cost (PAC)	$247	$212	$164
Average monthly retention	98.71%	98.58%	98.60%

	Period Ended
	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
Total Business:
Total pets enrolled (at period end)	862,928	804,251	744,727	687,435	646,728	613,694	577,686	548,002
Subscription Business:
Total subscription pets enrolled (at period end)	577,957	552,909	529,400	508,480	494,026	479,427	461,314	445,148
Monthly average revenue per pet	$62.03	$60.87	$59.40	$58.96	$58.58	$58.12	$57.11	$56.13
Lifetime value of a pet, including fixed expenses	$653	$615	$597	$535	$523	$511	$482	$471
Average pet acquisition cost (PAC)	$272	$261	$199	$247	$222	$208	$213	$205
Average monthly retention	98.71%	98.69%	98.66%	98.59%	98.58%	98.59%	98.57%	98.58%
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

Lifetime value of a pet, including fixed expenses. Lifetime value of a pet, including fixed expenses, is calculated based on subscription revenue less cost of revenue from our subscription business segment for the 12 months prior to the period end date excluding stock-based compensation expense related to cost of revenue from our subscription business segment, sign-up fee revenue and the change in deferred revenue between periods. This amount is also reduced by the fixed expenses related to our subscription business, which are the pro-rata portion of general and administrative and technology and development expenses, less stock-based compensation, based on revenues. This amount, on a per pet basis, is multiplied by the implied average subscriber life in months. Implied average subscriber life in months is calculated as the quotient obtained by dividing one by one minus the average monthly retention rate. We monitor lifetime value of a pet, including fixed expenses, to estimate the value we might expect from new pets over their implied average subscriber life in months, if they behave like the average pet in that respective period. When evaluating the amount of sales and marketing expenses we may want to incur to attract new pet enrollments, we refer to the lifetime value of a pet, including fixed expenses, as well as our estimated internal rate of return calculation for an average pet, which also includes an estimated surplus capital charge, to inform the amount of acquisition spend in relation to the estimated payback period.
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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of December 31, 2020 is an average of each month’s retention from January 1, 2020 through December 31, 2020. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.
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
The following tables reconcile net acquisition cost to sales and marketing expense (in thousands) for the years ended December 31, 2020, 2019, and 2018, and for each of the last eight fiscal quarters:

	Year Ended December 31,
	2020	2019	2018
Sales and marketing expense	$47,837	$35,451	$24,999
Net of sign-up fee revenue	(3,292)	(2,957)	(2,587)
Excluding:
Stock-based compensation expense	(2,773)	(2,120)	(1,335)
Other business segment sales and marketing expense	(820)	(414)	(377)
Net acquisition cost	$40,952	$29,960	$20,700

	Period Ended
	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
Sales and marketing expense	$14,809	$13,344	$9,242	$10,442	$9,212	$9,255	$8,757	$8,227
Net of sign-up fee revenue	(919)	(827)	(781)	(765)	(730)	(790)	(734)	(703)
Excluding:
Stock-based compensation expense	(801)	(741)	(675)	(556)	(547)	(577)	(567)	(429)
Other business segment sales and marketing expense	(201)	(265)	(191)	(163)	(152)	(94)	(38)	(130)
Net acquisition cost	$12,888	$11,511	$7,595	$8,958	$7,783	$7,794	$7,418	$6,965
Components of Operating Results
General
We operate in two business segments: subscription business and other business. We currently generate revenue in our subscription business segment from subscription fees related to our “Trupanion” branded products. Our other business segment includes revenue from other product offerings that generally have a business-to-business relationship and different margin profiles than our subscription segment, including revenue from writing policies on behalf of third parties and revenue from other products and software solutions.
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
We generate revenue in our other business segment primarily from writing policies on behalf of third parties where we do not undertake the direct consumer marketing. This segment also includes revenue from other products and software solutions which have a different margin profile than our subscription business.
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
Operating Expenses
Our operating expenses are classified into four categories: technology and development, general and administrative, sales and marketing, and depreciation and amortization. For each category, excluding depreciation and amortization, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses and stock-based compensation expense.
    Technology and Development
Technology and development expenses primarily consist of personnel costs and related expenses for our technology staff, which includes information technology development and infrastructure support, including third-party services. It also includes expenses associated with development of new products and offerings.

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
Depreciation and amortization
Depreciation and amortization expenses consist of depreciation of property, equipment, and internally-developed software, as well as amortization of finite-lived intangible assets.
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
Timing of initiatives. Over time we plan to implement new initiatives to improve our member experience, make modifications to our subscription plan, improve our technology, and find other ways to maintain a strong value proposition for our members. These initiatives will sometimes be accompanied by price adjustments, in order to compensate for an increase in benefits received by our members. The implementation of such initiatives may not always coincide with the timing of price adjustments, resulting in fluctuations in revenue and profitability in our subscription business segment.
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
Other business segment. Our other business segment primarily includes revenue and expenses from other product offerings that generally have a business-to-business relationship. This segment includes products that have been in the past, and may be in the future, materially different from our subscription segment. Our relationships in our other business segment are generally subject to termination provisions and are non-exclusive. Accordingly, we cannot control the volume of business, even if a contract is not terminated. Loss of an entire program via contract termination could result in the associated policies and revenues being lost over a period of 12 to 18 months, which could have a material impact on our results of operations. We may enter into additional relationships in the future to the extent we believe they will be profitable to us, which could also impact our operating results.

Results of Operations
The following tables set forth our results of operations for the periods presented both in absolute dollars and as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Revenue:
Subscription business	$387,732	$321,163	$263,738
Other business	114,296	62,773	40,218
Total revenue	502,028	383,936	303,956
Cost of revenue:
Subscription business(1)	314,875	262,139	215,992
Other business	105,252	56,873	36,598
Total cost of revenue	420,127	319,012	252,590
Operating expenses:
Technology and development(1)	9,947	7,025	5,796
General and administrative(1)	21,847	18,384	17,104
Sales and marketing(1)	47,837	35,451	24,999
Depreciation and amortization	7,071	5,632	4,512
Total operating expenses	86,702	66,492	52,411
Gain (loss) from investment in joint venture	(126)	(352)	—
Operating loss	(4,927)	(1,920)	(1,045)
Interest expense	1,381	1,349	1,198
Other income, net	(581)	(1,629)	(1,309)
Loss before income taxes	(5,727)	(1,640)	(934)
Income tax expense (benefit)	113	169	(7)
Net loss	$(5,840)	$(1,809)	$(927)

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	$1,586	$1,050	$927
Technology and development	758	364	209
General and administrative	3,795	3,312	2,304
Sales and marketing	2,773	2,120	1,335
Total stock-based compensation expense	$8,912	$6,846	$4,775

	Year Ended December 31,
	2020	2019	2018
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	84	83	83
Operating expenses:
Technology and development	2	2	2
General and administrative	4	5	6
Sales and marketing	10	9	8
Depreciation and amortization	1	1	1
Total operating expenses	17	17	17
Gain (loss) from investment in joint venture	—	—	—
Operating loss	(1)	(1)	—
Interest expense	—	—	—
Other income, net	—	—	—
Loss before income taxes	(1)	—	—
Income tax expense (benefit)	—	—	—
Net loss	(1)%	—%	—%

	Year Ended December 31,
	2020	2019	2018
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%
Subscription business cost of revenue	81	82	82

Comparison of the years ended December 31, 2020, 2019, and 2018
Revenue

	Year Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$387,732	$321,163	$263,738	21%	22%
Other business	114,296	62,773	40,218	82	56
Total revenue	$502,028	$383,936	$303,956	31	26
Percentage of Revenue by Segment:
Subscription business	77%	84%	87%
Other business	23	16	13
Total revenue	100%	100%	100%

Total pets enrolled (at period end)	862,928	646,728	521,326	33	24
Total subscription pets enrolled (at period end)	577,957	494,026	430,770	17	15
Monthly average revenue per pet	$60.37	$57.52	$54.34	5	6
Average monthly retention	98.71%	98.58%	98.60%

Year ended December 31, 2020 compared to year ended December 31, 2019. Total revenue increased by $118.1 million to $502.0 million for the year ended December 31, 2020, or 31%. Revenue from our subscription business segment increased by $66.6 million to $387.7 million for the year ended December 31, 2020, or 21%. This increase was primarily due to a 17% increase in total subscription pets enrolled as of December 31, 2020 compared to December 31, 2019 and increased average revenue per pet of 5% for the same period. Increases in pricing were due to the increased cost and utilization of veterinary care. Revenue from our other business segment increased by $51.5 million to $114.3 million for the year ended December 31, 2020, or 82%, primarily due to the increase in enrolled pets in this segment, as well as $1.2 million in revenue from the newly acquired software business in the fourth quarter of 2020.

Cost of Revenue

	Year Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$279,005	$232,415	$191,051	20%	22%
Other cost of revenue	35,870	29,724	24,941	21	19
Total cost of revenue	314,875	262,139	215,992	20	21
Other business:
Veterinary invoice expense	72,119	38,532	23,488	87	64
Other cost of revenue	33,133	18,341	13,110	81	40
Total cost of revenue	105,252	56,873	36,598	85	55

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	72%	72%	72%
Other cost of revenue	9	9	9
Total cost of revenue	81	82	82
Other business:
Veterinary invoice expense	63	61	58
Other cost of revenue	29	29	33
Total cost of revenue	92	91	91

Total pets enrolled (at period end)	862,928	646,728	521,326	33	24
Total subscription pets enrolled (at period end)	577,957	494,026	430,770	17	15
Monthly average revenue per pet	$60.37	$57.52	$54.34	5	6

Year ended December 31, 2020 compared to year ended December 31, 2019. Cost of revenue for our subscription business segment was $314.9 million, or 81% of revenue, for the year ended December 31, 2020, compared to $262.1 million, or 82%, of revenue for the year ended December 31, 2019. This $52.7 million increase in subscription cost of revenue was primarily the result of a 17% increase in subscription pets enrolled and an increase of 4% in veterinary invoice expense per pet due to increases in the cost and utilization of veterinary care. Cost of revenue for our other business segment increased by $48.4 million to $105.3 million for the year ended December 31, 2020, primarily due to the increase in enrolled pets in this segment.

Technology and Development Expenses

	Year Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(in thousands, except percentages)
Technology and development	$9,947	$7,025	$5,796	42%	21%
Percentage of total revenue	2%	2%	2%

Year ended December 31, 2020 compared to year ended December 31, 2019. Technology and development expenses increased by $2.9 million, or 42%, to $9.9 million for the year ended December 31, 2020. The change was primarily due to a $1.6 million increase in compensation and third party contractor expenses, net of capitalization, and a $1.1 million increase in software and IT system expenditures. Technology and development expenses remained consistent at 2% as a percentage of revenue year over year.

General and Administrative Expenses

	Year Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(in thousands, except percentages)
General and administrative	$21,847	$18,384	$17,104	19%	7%
Percentage of total revenue	4%	5%	6%

Year ended December 31, 2020 compared to year ended December 31, 2019. General and administrative expenses increased by $3.5 million, or 19%, to $21.8 million for the year ended December 31, 2020. The change was primarily due to a $2.1 million increase in compensation expenses, a $0.6 million increase in operating expenses related to the home office building, and a $0.5 million increase in business acquisition transaction costs. General and administrative expenses decreased from 5% to 4% as a percentage of revenue year over year, as we experienced scale in our support functions.

Sales and Marketing Expenses

	Year Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(in thousands, except pet and per pet data)
Sales and marketing	$47,837	$35,451	$24,999	35%	42%
Percentage of total revenue	10%	9%	8%
Subscription Business:
Total subscription pets enrolled (at period end)	577,957	494,026	430,770	17	15
Average pet acquisition cost (PAC)	$247	$212	$164	17	29

Year ended December 31, 2020 compared to year ended December 31, 2019. Sales and marketing expense increased by $12.4 million, or 35%, to $47.8 million, for the year ended December 31, 2020. The change consisted primarily of an increase of $4.5 million in compensation expense and an increase of $9.1 million in other sales and marketing expenses to generate leads and increase conversion rates, partially offset by a $1.2 million decrease in travel and conference expenses. We increased our pet acquisition spend during 2020 to drive new pet enrollments and future growth. As a result, sales and marketing expenses as a percentage of revenue increased slightly compared to 2019.

Depreciation and Amortization

	Year Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(in thousands, except percentages)
Depreciation and amortization	$7,071	$5,632	$4,512	26%	25%
Percentage of total revenue	1%	1%	1%
Depreciation and amortization expenses have been reclassified as a separate line item in the consolidated statement of operation and prior period amounts have been reclassified from their original presentation to conform to the current period presentation. We elected to present depreciation and amortization expenses as a separate line to better align with management's view of our operating results.
Year ended December 31, 2020 compared to year ended December 31, 2019. Depreciation and amortization expense increased by $1.4 million, or 26%, primarily due to the $0.7 million incremental amortization expense as a result of acquired intangible assets from the Aquarium acquisition and an additional $0.7 million as a result of overall business growth.
Year ended December 31, 2019 compared to year ended December 31, 2018. Depreciation and amortization expense increased by $1.1 million, or 25%, primarily related to the depreciation associated with our home office building, which was purchased in August 2018.

Total Other (Income) Expense, Net

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Interest expense	$1,381	$1,349	$1,198
Other income, net	(581)	(1,629)	(1,309)
Total other (income) expense, net	$800	$(280)	$(111)
Year ended December 31, 2020 compared to year ended December 31, 2019. Total other (income) expense, net increased by $1.1 million, primarily due to less interest income as a result of lower interest rates compared to the prior year.

Quarterly Results of Operations
The following tables contain selected quarterly financial information for the years ended December 31, 2020 and 2019. The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements and includes all adjustments that we consider necessary for a fair presentation of the information shown. These quarterly operating results for any fiscal quarter are not necessarily indicative of the operating results for any full fiscal year or future period.

Consolidated Statements of Operations Data:	Three Months Ended
	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
	(in thousands)
Revenue:
Subscription business	$106,416	$99,379	$92,453	$89,484	$86,592	$82,613	$77,736	$74,222
Other business	36,271	30,741	25,467	21,817	18,891	16,663	14,463	12,756
Total revenue	142,687	130,120	117,920	111,301	105,483	99,276	92,199	86,978
Cost of revenue:
Subscription business(1)	85,761	81,098	74,594	73,422	70,718	66,770	64,264	60,387
Other business	33,333	28,433	23,459	20,027	17,031	15,061	13,222	11,559
Total cost of revenue	119,094	109,531	98,053	93,449	87,749	81,831	77,486	71,946
Operating expenses:
Technology and development(1)	3,108	2,426	2,293	2,120	1,928	1,705	1,663	1,729
General and administrative(1)	6,502	5,412	5,073	4,860	4,665	4,388	4,585	4,746
Sales and marketing(1)	14,809	13,344	9,242	10,442	9,212	9,255	8,757	8,227
Depreciation and amortization	2,301	1,666	1,723	1,381	1,275	1,195	1,549	1,613
Total operating expenses	26,720	22,848	18,331	18,803	17,080	16,543	16,554	16,315
Gain (loss) from investment in joint venture	(42)	2	(27)	(59)	(21)	(59)	(272)	—
Operating income (loss)	(3,169)	(2,257)	1,509	(1,010)	633	843	(2,113)	(1,283)
Interest expense	337	324	341	379	375	340	317	317
Other income, net	(48)	(49)	(202)	(282)	(535)	(297)	(453)	(344)
Income (loss) before income taxes	(3,458)	(2,532)	1,370	(1,107)	793	800	(1,977)	(1,256)
Income tax expense (benefit)	44	26	17	26	157	18	(46)	40
Net income (loss)	$(3,502)	$(2,558)	$1,353	$(1,133)	$636	$782	$(1,931)	$(1,296)

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended
	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
	(in thousands)
Cost of revenue	$526	$448	$344	$268	$267	$258	$278	$247
Technology and development	392	133	133	100	97	94	110	63
General and administrative	883	1,108	1,075	729	860	916	918	618
Sales and marketing	801	741	675	556	547	577	567	429
Total stock-based compensation expense	$2,602	$2,430	$2,227	$1,653	$1,771	$1,845	$1,873	$1,357

	Period Ended
	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
Other Financial and Operational Data:
Total Business:
Total pets enrolled (at period end)	862,928	804,251	744,727	687,435	646,728	613,694	577,686	548,002
Subscription Business:
Total subscription pets enrolled (at period end)	577,957	552,909	529,400	508,480	494,026	479,427	461,314	445,148
Monthly average revenue per pet	$62.03	$60.87	$59.40	$58.96	$58.58	$58.12	$57.11	$56.13
Lifetime value of a pet, including fixed expenses	$653	$615	$597	$535	$523	$511	$482	$471
Average pet acquisition cost (PAC)	$272	$261	$199	$247	$222	$208	$213	$205
Average monthly retention	98.71%	98.69%	98.66%	98.59%	98.58%	98.59%	98.57%	98.58%

	Three Months Ended
	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	83	84	83	84	83	82	84	83
Operating expenses:
Technology and development	2	2	2	2	2	2	2	2
General and administrative	5	4	4	7	4	4	5	5
Sales and marketing	10	10	8	9	9	9	9	8
Depreciation and amortization	2	1	1	1	1	1	2	2
Total operating expenses	19	18	16	17	16	17	18	19
Gain (loss) from investment in joint venture	—	—	—	—	—	—	—	—
Operating income (loss)	(2)	(2)	1	(1)	1	1	(2)	(3)
Interest expense	—	—	—	—	—	—	—	—
Other income, net	—	—	—	—	(1)	—	—	—
Income (loss) before income taxes	(2)	(2)	1	(1)	1	1	(2)	(1)
Income tax expense (benefit)	—	—	—	—	—	—	—	—
Net income (loss)	(2)%	(2)%	1%	(1)%	1%	1%	(2)%	(1)%

	Three Months Ended
	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%	100%	100%	100%	100%
Subscription business cost of revenue	81	82	81	82	82	81	83	81

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$21,544	$16,157	$12,680
Net cash used in investing activities	(76,747)	(28,008)	(81,451)
Net cash provided by financing activities	170,848	14,044	71,229
Effect of exchange rates on cash and cash equivalents	(16)	423	(812)
Net change in cash, cash equivalents, and restricted cash	$115,629	$2,616	$1,646
As of December 31, 2020, we had $229.7 million in cash, cash equivalents and short-term investments. Most of the assets in our insurance subsidiary, American Pet Insurance Company (APIC), and our segregated cell business, Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of December 31, 2020, total assets and liabilities held outside of our insurance entities were $259.3 million and $29.4 million, respectively, including $6.7 million of cash and cash equivalents that were segregated from other operating funds and held in trust for the payment of veterinary invoices on behalf of our insurance subsidiaries. For further information, refer to "—Regulation".
Our primary sources of liquidity are our existing cash, cash equivalents and short-term investments, as well as cash provided by operations. We believe these sources are sufficient to fund our operations and capital requirements for the next 12 months. As we continue to grow and consider strategic opportunities, however, we may explore additional financing to fund our operations or to meet capital requirements. Financing could include equity, equity-linked, or debt financing. Additional financing may not be available to us on acceptable terms, or at all.
Our primary requirements for liquidity are paying veterinary invoices, funding operations and capital requirements, investing in new member acquisition, investing in enhancements to our member experience, and servicing debt. In December 2020, we elected to terminate our line of credit facility and repaid all then outstanding obligations.
Operating Cash Flows
We derive operating cash flows from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments and to fund projects that improve our members' experience. Net cash provided by operating activities was $21.5 million for the year ended December 31, 2020, compared to cash provided by operating activities of $16.2 million for the year ended December 31, 2019. The change was primarily driven by increased pet count and scale in our operating departments, as well as timing differences between collections from members and payments of veterinary invoices and payments to vendors. Changes in accounts receivable and deferred revenue were primarily related to annual policies with monthly payment terms within our other business segment.
Investing Cash Flows
Net cash used in investing activities was $76.7 million for the year ended December 31, 2020. The year over year increase of $48.7 million was primarily due to the Aquarium acquisition. As of December 31, 2020, we had $95.4 million in short-term and long-term investments in our insurance entities, APIC and WICL Segregated Account AX. These investments are held to satisfy statutory requirements and we anticipate that we will need to maintain greater amounts of risk-based capital if our pet enrollments continue to grow.
Financing Cash Flows
Net cash provided by financing activities was $170.8 million and $14.0 million for the years ended December 31, 2020 and 2019, respectively.
In October 2020, we entered into a Strategic Alliance Agreement, Shareholder Agreement, and a Stock Purchase Agreement with Aflac Incorporated (Aflac). To drive long-term alignment, Aflac invested $200.0 million cash in exchange for 3,636,364 newly issued shares of our common stock at a price of $55 per share, subject to a minimum holding period of three years.
The increase in net cash provided by financing activities of $156.8 million was primarily due to net proceeds of $192.3 million received from the sale of common stock to Aflac, partially offset by repayment and termination of the line of credit facility.

Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily non-cancellable vendor service agreements. Refer to Note 9, Commitments and Contingencies, included in Item 8 of Part II of this 10-K, for contractual commitments and obligations as of December 31, 2020.
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
As of December 31, 2020, our reserve for veterinary invoices was $28.9 million, consisting of $26.5 million for the amount we expect to pay in the future for veterinary invoices dated between January 1, 2020 and December 31, 2020, inclusive of related processing costs, and a reserve of $2.4 million for invoices dated prior to January 1, 2020. We believe the reserve amount as of December 31, 2020 is adequate, and we do not believe that there are any reasonably likely changes in the facts or circumstances underlying key assumptions that would result in the reserve balance being insufficient in an amount that would have a material impact on our reported results, financial position or liquidity. The ultimate liability, however, may be in excess of or less than the amount we have reserved.

For the year ended December 31, 2020, we paid $18.8 million for veterinary invoices dated on or before December 31, 2019, including related processing costs. Our reserve estimate for these expenses was $21.2 million as of December 31, 2019. As of December 31, 2020, we reevaluated the remaining reserve for those periods prior to December 31, 2019 and recorded an adjustment to our income statement to increase it by $0.1 million.
Accounting for business acquisition
As discussed in Item 8, Note 3—Business Combination, we acquired 100% of the equity of Aquarium Software Limited (Aquarium) for a total consideration of approximately $48.3 million in net cash on October 30, 2020. Accounting for business acquisition requires us to make certain estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed. We used our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. We used a discounted cash flow model to measure the acquired intangible assets. The key assumptions used to estimate the fair value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results. These key assumptions are forward looking and could be affected by future economic and market conditions. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
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

Interest Rate Risk
We may be exposed to interest rate risk as a result of our debt and our investment activities. We elected to terminate our line of credit facility in December 2020 and repaid all of the outstanding obligations. The primary objective of our investment activities is to maintain principal and the majority of our investments are short-term in nature. A 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
We generate approximately 16% of our revenue in Canada. As our operations in Canada or the United States grow on an absolute basis and/or relative to one another, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates. A 10% change in the Canadian currency exchange rate could have a material impact on our consolidated financial condition or results of operations. A hypothetical change of this magnitude would have increased or decreased our total revenues by approximately $8.1 million, total expenses by approximately $5.2 million, and have a net impact of $2.9 million of income or loss for the year ended December 31, 2020. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Item 8. Financial Statements and Supplementary Data

Trupanion, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trupanion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trupanion, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2021 expressed an unqualified opinion thereon.

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

Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Reserve for Veterinary Invoices

Description of the Matter
The Company’s reserve for veterinary invoices totaled $28.9 million as of December 31, 2020. As discussed in Note 1 to the financial statements, the Company’s reserve for veterinary invoices is based on an actuarial analysis of the Company’s historical experience including the number of veterinary invoices it expects to receive, the average cost of those veterinary invoices, the length of time between the date of the veterinary invoice and the date the Company receives the veterinary invoice, the members’ chosen deductibles and the Company’s expected cost to process and administer payments.

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

Business Combination

Description of the Matter
During 2020, the Company completed its acquisition of Aquarium Software Limited (Aquarium) for consideration of $48.3 million, as disclosed in Note 3 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Aquarium was complex due to the estimation uncertainty in the Company’s determination of the fair value of identified intangible assets of $19.5 million, which principally consisted of developed technology and customer relationships. The estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business on which those assumptions were based. The Company used a discounted cash flow model to measure the developed technology and customer relationships intangible assets. The key assumptions used to estimate the fair value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue growth and attrition rates). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We tested the Company's controls over its accounting for acquisitions. Our tests included controls over the estimation process supporting the recognition and measurement of consideration transferred, and technology and customer-related intangible assets. We also tested management’s review of assumptions used in the valuation models.

To test the estimated fair value of the technology and customer-related intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. For example, we compared the key assumptions to third-party industry projections for similar market participants. Specifically, when assessing the key assumptions, we focused on revenue growth rates, attrition assumptions and basis for the discount rate used.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Seattle, Washington
February 11, 2021

Trupanion, Inc. Consolidated Statements of Operations (in thousands, except per share data)
	Year Ended December 31,
	2020	2019	2018
Revenue	$502,028	$383,936	$303,956
Cost of revenue:
Veterinary invoice expense	351,124	270,947	214,539
Other cost of revenue	69,003	48,065	38,051
Total cost of revenue	420,127	319,012	252,590
Operating expenses:
Technology and development	9,947	7,025	5,796
General and administrative	21,847	18,384	17,104
Sales and marketing	47,837	35,451	24,999
Depreciation and amortization	7,071	5,632	4,512
Total operating expenses	86,702	66,492	52,411
Gain (loss) from investment in joint venture	(126)	(352)	—
Operating loss	(4,927)	(1,920)	(1,045)
Interest expense	1,381	1,349	1,198
Other income, net	(581)	(1,629)	(1,309)
Loss before income taxes	(5,727)	(1,640)	(934)
Income tax expense (benefit)	113	169	(7)
Net loss	$(5,840)	$(1,809)	$(927)

Net loss per share:
Basic and Diluted	$(0.16)	$(0.05)	$(0.03)
Weighted average shares of common stock outstanding:
Basic and Diluted	35,858,869	34,645,345	31,961,192

Trupanion, Inc. Consolidated Statements of Comprehensive Loss (in thousands)
	Year Ended December 31,
	2020	2019	2018
Net loss	$(5,840)	$(1,809)	$(927)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,496	359	(642)
Net unrealized gain (loss) on available-for-sale debt securities	325	644	(19)
Other comprehensive income (loss), net of taxes	2,821	1,003	(661)
Comprehensive loss	$(3,019)	$(806)	$(1,588)

Trupanion, Inc. Consolidated Balance Sheets (in thousands, except share data)
	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$139,878	$29,168
Short-term investments	89,862	69,732
Accounts and other receivables	99,065	54,408
Prepaid expenses and other assets	8,222	5,513
Total current assets	337,027	158,821
Restricted cash	6,319	1,400
Long-term investments, at fair value	5,566	4,323
Property and equipment, net	72,602	70,372
Intangible assets, net	27,134	7,731
Other long-term assets	16,557	14,553
Goodwill	33,045	—
Total assets	$498,250	$257,200
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,059	$4,087
Accrued liabilities and other current liabilities	22,864	13,798
Reserve for veterinary invoices	28,929	21,194
Deferred revenue	92,547	52,546
Total current liabilities	150,399	91,625
Long-term debt	—	26,086
Deferred tax liabilities	4,705	1,118
Other liabilities	3,207	1,611
Total liabilities	158,311	120,440
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized at December 31, 2020 and December 31, 2019, 40,383,972 and 39,450,807 shares issued and outstanding at December 31, 2020; 35,876,882 and 34,947,017 shares issued and outstanding at December 31, 2019	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized at December 31, 2020 and December 31, 2019, and 0 shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	439,007	232,731
Accumulated other comprehensive income (loss)	3,071	250
Accumulated deficit	(91,360)	(85,520)
Treasury stock, at cost: 933,165 shares at December 31, 2020 and 929,865 shares at December 31, 2019	(10,779)	(10,701)
Total stockholders’ equity	339,939	136,760
Total liabilities and stockholders’ equity	$498,250	$257,200

Trupanion, Inc. Consolidated Statements of Stockholders’ Equity (in thousands, except share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2018	30,121,496	$—	$134,511	$(82,784)	$(92)	$(3,201)	$48,434
Issuance of common stock from follow-on public offering	2,090,909	—	65,638	—	—	—	65,638
Issuance of common stock for acquisition of corporate real estate	303,030	—	9,633	—	—	—	9,633
Exercise of warrants, net	231,315	—	3,300	—	—	(3,000)	300
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	1,278,386	—	1,806	—	—	—	1,806
Stock-based compensation expense	—	—	4,950	—	—	—	4,950
Other comprehensive loss	—	—	—	—	(661)	—	(661)
Net loss	—	—	—	(927)	—	—	(927)
Balance at December 31, 2018	34,025,136	—	219,838	(83,711)	(753)	(6,201)	129,173
Exercise of warrants, net	306,120	—	4,800	—	—	(4,500)	300
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	615,761	—	1,043	—	—	—	1,043
Stock-based compensation expense	—	—	7,050	—	—	—	7,050
Other comprehensive income	—	—	—	—	1,003	—	1,003
Net loss	—	—	—	(1,809)	—	—	(1,809)
Balance at December 31, 2019	34,947,017	—	232,731	(85,520)	250	(10,701)	136,760
Issuance of common stock from private placement	3,636,364	—	192,265	—	—	—	192,265
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	870,726	—	4,864	—	—	—	4,864
Stock-based compensation expense	—	—	9,147	—	—	—	9,147
Repurchase of common stock	(3,300)	—	—	—	—	(78)	(78)
Other comprehensive income	—	—	—	—	2,821	—	2,821
Net loss	—	—	—	(5,840)	—	—	(5,840)
Balance at December 31, 2020	39,450,807	$—	$439,007	$(91,360)	$3,071	$(10,779)	$339,939

Trupanion, Inc. Consolidated Statements of Cash Flows (in thousands)
	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(5,840)	$(1,809)	$(927)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	7,071	5,632	4,512
Stock-based compensation expense	8,912	6,846	4,775
Other, net	153	105	(240)
Changes in operating assets and liabilities:
Accounts and other receivables	(43,272)	(22,772)	(11,248)
Prepaid expenses and other assets	(2,839)	(432)	(2,628)
Accounts payable, accrued liabilities, and other liabilities	9,951	4,110	4,531
Reserve for veterinary invoices	7,662	5,059	3,440
Deferred revenue	39,746	19,418	10,465
Net cash provided by operating activities	21,544	16,157	12,680
Investing activities
Purchases of investment securities	(65,286)	(65,506)	(52,862)
Maturities of investment securities	44,066	49,762	35,413
Cash paid in business acquisition, net of cash acquired	(48,133)	—	—
Purchases of other investments	—	(4,000)	(3,000)
Acquisition of lease intangibles, related to corporate real estate acquisition	—	—	(2,959)
Purchases of property and equipment	(7,451)	(5,373)	(56,936)
Other	57	(2,891)	(1,107)
Net cash used in investing activities	(76,747)	(28,008)	(81,451)
Financing activities
Issuance of common stock, net of offering costs	192,265	—	65,671
Proceeds from exercise of stock options	6,013	2,982	3,601
Shares withheld to satisfy tax withholding	(1,115)	(1,667)	(1,839)
Proceeds from debt financing, net of financing fees	6,213	13,167	13,431
Repayment of debt financing	(32,450)	—	(10,000)
Other financing	(78)	(438)	365
Net cash provided by financing activities	170,848	14,044	71,229
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(16)	423	(812)
Net change in cash, cash equivalents, and restricted cash	115,629	2,616	1,646
Cash, cash equivalents, and restricted cash at beginning of period	30,568	27,952	26,306
Cash, cash equivalents, and restricted cash at end of period	$146,197	$30,568	$27,952
Supplemental disclosures
Income taxes paid (refund)	$(31)	$158	$216
Interest paid	1,363	1,188	1,019
Noncash investing and financing activities:
Issuance of common stock for cashless exercise of warrants	—	4,500	3,000
Issuance of common stock for acquisition of corporate real estate	—	—	9,640
Purchases of property and equipment included in accounts payable and accrued liabilities	861	485	106
Acquisition-related contingent consideration recorded as a liability	$162	$—	$—

Trupanion, Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations and Summary of Significant Accounting Policies
Description of Business
Trupanion, Inc. (collectively with its wholly-owned subsidiaries, the "Company") provides medical insurance for cats and dogs throughout the United States, Canada, Puerto Rico, and Australia. The Company's data-driven, vertically-integrated approach enables the Company to provide pet owners with products that the Company believes are the highest value medical insurance, priced specifically for each pet’s unique characteristics.
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
Reclassifications
Depreciation and amortization expenses have been reclassified as a separate line item in the consolidated statement of operations and prior period amounts have been reclassified from their original presentation to conform to the current period presentation. The Company has elected to present depreciation and amortization expenses as a separate line to better align with management's view of the Company's operating results.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times, cash on deposit may be in excess of the applicable federal deposit insurance corporation limits.
The Company considers any cash account that is contractually restricted to withdrawal or use to be restricted cash. The Company is required to maintain certain restricted cash balance to comply with insurance company regulations. As of December 31, 2020, the Company was in compliance with all requirements.
Accounts and Other Receivables
Receivables are comprised of trade receivables and other miscellaneous receivables. Accounts and other receivables are carried at their estimated collectible amounts. Accounts receivable balance is primarily related to the Company’s other business segment where the Company generates revenue from underwriting policies through unaffiliated general agents. These policies are typically annual policies, with monthly payment terms through the end of the twelve-month period. The Company had $94.2 million and $50.0 million accounts receivable associated with underwriting these policies as of December 31, 2020 and 2019, respectively.
Deferred Acquisition Costs
The Company incurs certain costs, including premium taxes, fees and enrollment-based bonuses, and referral fees that directly relate to the successful acquisition of new or renewal customer contracts. These costs are deferred and are included in prepaid expenses and other assets on the consolidated balance sheet and amortized over the related policy term to the applicable financial statement line item, either sales and marketing expense or other cost of revenue. Deferred acquisition costs as of December 31, 2020 and 2019 were $2.9 million and $1.8 million, respectively. Amortized deferred acquisition costs classified within sales and marketing amounted to $3.2 million, $2.5 million, and $2.1 million and amortized deferred acquisition costs classified within other cost of revenue amounted to $23.2 million, $19.2 million, and $15.9 million, for the years ended December 31, 2020, 2019, and 2018, respectively.

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
Level 1 - Quoted prices in active markets for identical assets or liabilities
Level 2 - Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly
Level 3 - Unobservable inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing the asset or liability
The Company's financial instruments, in addition to those presented in Note 8, Fair Value, include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these instruments.
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
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized. The Company reviews these assets for impairment at least annually or if indicators of potential impairment exist. Acquired finite-lived intangibles are amortized on a straight-line basis over the estimated useful lives of the assets.
Asset Impairment
Long-lived assets, including property, equipment, and intangible assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured as the amount the asset's carrying value exceeds its fair value. The Company has recognized no impairment loss on long-lived assets for the years ended December 31, 2020, 2019, and 2018.

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
Deferred Revenue
Deferred revenue is primarily related to the Company’s other business segment where the Company generates revenue from underwriting policies through unaffiliated general agents. These policies are typically annual policies, with monthly payment terms through the end of the twelve-month period. Deferred revenue also consists of subscription fees received or billed in advance of the subscription services within the Company's subscription business.
Revenue Recognition
The Company generates revenue primarily from subscription fees and through underwriting policies for unaffiliated general agents. Revenue is recognized pro-rata over the terms of the customer contracts.
Veterinary Invoice Expense
Veterinary invoice expense includes the Company’s costs to review veterinary invoices, administer the payments, and provide member services, and other operating expenses directly or indirectly related to this process. The Company also accrues for veterinary invoices that have been incurred but not yet received or paid. This also includes amounts paid by unaffiliated general agents, and an estimate of amounts incurred and not yet paid for the other business segment.
Other Cost of Revenue
Other cost of revenue for the subscription business segment includes direct and indirect member service expenses, Territory Partner renewal fees, credit card transaction fees and premium tax expenses. Other cost of revenue for the other business segment includes the commissions the Company pays to unaffiliated general agents and costs to administer the programs in the other business segment.
Technology and Development
Technology and development expenses primarily consist of personnel costs and related expenses for the Company's technology staff, which includes information technology development and infrastructure support and third-party services. It also includes expenses associated with development of new products and offerings.
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
Other Income, Net
Other income, net, was $0.6 million, $1.6 million, and $1.3 million, including interest income of $0.6 million, $1.7 million, and $0.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Advertising
Advertising costs are expensed as incurred, with the exception of television advertisements, which are expensed the first time each advertisement is aired. Advertising costs amounted to $13.4 million, $7.8 million and $6.3 million, in the years ended December 31, 2020, 2019 and 2018, respectively.

Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee and non-employee stock option awards, restricted stock awards, and restricted stock units, is measured and recognized in the financial statements based on fair value. The fair value of restricted stock awards and restricted stock units is the common stock price as of the measurement date. The fair value of stock options is estimated on the measurement date using the Black-Scholes option-pricing model that requires management to apply judgment and make estimates, including:

•Expected volatility —The Company estimates the expected volatility based on the historical volatility of a representative group of publicly traded companies with similar characteristics to the Company, and its own historical volatility;
•Expected term for awards granted to employees —The Company has based its expected term for awards issued to employees on the simplified method, as permitted by the SEC Staff Accounting Bulletin Topic 14, Share-Based Payment;
•Risk-free interest rate—The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options; and
•Expected dividend yield—The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero.
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
Foreign Currency Translation
The Company’s consolidated financial statements are reported in U.S. dollars. Assets and liabilities denominated in foreign currencies were translated to U.S. dollars, the reporting currency, at the exchange rates in effect on the balance sheet date. Revenue and expenses denominated in foreign currencies were translated to U.S. dollars using a weighted-average rate for the relevant reporting period. Cumulative translation adjustments of $(2.1) million, $0.4 million, and $0.7 million were recorded in accumulated other comprehensive loss as of December 31, 2020, 2019, and 2018, respectively.

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

For the Company’s Canadian business, all plans are written by Omega and the risk is assumed by the Company through a fronting and reinsurance agreement. Premiums are recognized and earned pro rata over the terms of the related customer contracts. Revenue recognized from the agreement in 2020, 2019, and 2018 was $81.3 million, $67.5 million and $57.4 million, respectively, and deferred revenue relating to this arrangement at December 31, 2020 and 2019 was $3.6 million and $2.7 million, respectively. Reinsurance revenue was 16%, 18%, and 19% of total revenue in 2020, 2019, and 2018, respectively. Cash designated for the purpose of paying claims related to this reinsurance agreement was $6.5 million and $4.6 million at December 31, 2020 and 2019, respectively. In addition, as required by the Office of the Superintendent of Financial institutions regulations related to the Company’s reinsurance agreement with Omega, the Company is required to fund a Canadian Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of December 31, 2020, the account balance was CAD $5.8 million and the Company was in compliance with all requirements.

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
The following potentially dilutive equity securities were not included in the diluted earnings per common share calculation because they would have had an antidilutive effect:

	As of December 31,
	2020	2019	2018
Stock options	1,459,290	2,097,978	2,621,503
Restricted stock awards and restricted stock units	782,755	581,943	451,160
Warrants	—	—	480,000

3. Business Combination
On October 30, 2020, the Company completed an acquisition of 100% of the equity of Aquarium Software Limited (Aquarium), a U.K.-based insurance software provider, for approximately $48.3 million in net cash. The acquired technology from Aquarium focuses on the pet space and, along with the acquired personnel, is intended to enable the Company to improve its back-end software to help facilitate growth opportunities. The Company incurred $0.5 million of acquisition related costs that were included in general and administrative expenses during the year ended December 31, 2020.
The acquisition is recorded using the purchase method of accounting in accordance with ASC 805, Business Combinations, which requires that the assets acquired and liabilities assumed to be recorded at their respective fair values at the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the purchase method of accounting resulted in the recognition of intangible assets, the estimated fair values of which involved a discounted cash flow model and certain assumptions and estimates, including but not limited to, revenue growth rates and margins, attrition rates, and discount rates. These estimates are inherently uncertain and unanticipated events and circumstances may occur which could affect the accuracy or validity of estimates used in purchase accounting. The purchase price allocation recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

December 31,
2020
Current assets, net of cash acquired	$1,469
Property and equipment	171
Amortizable intangible assets	19,512
Goodwill	31,352
Other long-term assets	1,421
Current liabilities	(1,269)
Deferred tax liability and other liabilities	(4,361)
Total Consideration Transferred, net of cash acquired	$48,295
Acquired intangible assets included trade name, developed technologies, and customer relationships. These definite-lived intangible assets had weighted-average estimated useful lives of approximately 5.3 years. The goodwill recognized is attributable primarily to going concern value such as assembled workforce, future technology development, future customers, and expected synergies from incorporating the operations into Trupanion’s portfolio. None of the goodwill associated with this acquisition is expected to be deductible for income tax purposes.
The results of Aquarium’s operations have been included in the consolidated financial statements since the acquisition date, but were immaterial to the Company's consolidated financial statements.
4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Land and improvements	$15,854	$15,854
Building and improvements	46,682	47,558
Software	27,707	22,976
Office equipment and other	4,146	3,384
Construction in progress	2,855	247
Property and equipment, at cost	97,244	90,019
Less: Accumulated depreciation	(24,642)	(19,647)
Property and equipment, net	$72,602	$70,372

Depreciation expense related to property and equipment was $5.2 million, $4.7 million and $4.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

5. Goodwill and Intangible Assets
Goodwill arises from business acquisitions in which the purchase price exceeds the fair value of tangible and intangible assets acquired less assumed liabilities. As discussed in Note 3—Business Combination, the Company recognized $31.4 million in goodwill on October 30, 2020. The carrying amount of goodwill as of December 31, 2020 was $33.0 million, due to a foreign exchange translation fluctuation of $1.6 million between the acquisition date and December 31, 2020.
The following table presents the detail of intangible assets other than goodwill for the periods presented (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2020:
Licenses	$4,773	$—	$4,773
Leases	2,959	(2,213)	746
Trade name	1,387	(23)	1,364
Developed technologies	11,512	(352)	11,160
Customer relationships	7,667	(256)	7,411
Patents, trademarks, and other	2,037	(357)	1,680
Total Intangibles	$30,335	$(3,201)	$27,134
December 31, 2019:
Licenses	$4,773	$—	$4,773
Leases	2,959	(1,084)	1,875
Patents, trademarks, and other	1,287	(204)	1,083
Total Intangibles	$9,019	$(1,288)	$7,731
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
The lease-related intangible assets relate to in-place lease agreements associated with the building acquisition in August 2018 and have a remaining weighted-average useful life of 2.4 years. Intangible assets acquired from the Aquarium acquisition included trade name, developed technologies, and customer relationships. These definite-lived intangible assets have a remaining weighted-average useful life of 5.1 years. Patents, trademarks, and other intangible assets have a remaining weighted-average useful life of 6.3 years.
Amortization expense associated with intangible assets was $1.9 million, $0.9 million, and $0.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

As of December 31, 2020, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31:
2021	$4,725
2022	4,692
2023	4,359
2024	3,982
2025	3,288
Thereafter	905
Total	$21,951
6. Investments
The amortized cost, gross unrealized holding gains and losses, and fair value of long-term and short-term investments by major security type and class of security were as follows as of December 31, 2020 and 2019 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2020
Long-term investments:
Foreign deposits	$4,564	$—	$—	$4,564
Municipal bond	1,000	2	—	1,002
	$5,564	$2	$—	$5,566
Short-term investments:
U.S. Treasury securities	$6,494	$—	$(2)	$6,492
Certificates of deposit	1,696	—	—	1,696
U.S. government funds	81,672	—	—	81,672
	$89,862	$—	$(2)	$89,860

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2019
Long-term investments:
Foreign deposits	$3,323	$—	$—	$3,323
Municipal bond	1,000	—	—	1,000
	$4,323	$—	$—	$4,323
Short-term investments:
U.S. Treasury securities	$6,156	$—	$(1)	$6,155
Certificates of deposit	440	—	—	440
U.S. government funds	63,136	—	—	63,136
	$69,732	$—	$(1)	$69,731

Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	December 31, 2020
	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	$5,564	$5,566
	$5,564	$5,566
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
7. Other Investments
Investment in Variable Interest Entity
The Company has invested $7.0 million in preferred stock of a privately held corporation with a complementary business line. The Company does not have power over the activities that most significantly impact the economic performance of the variable interest entity and is, therefore, not the primary beneficiary. The Company has the option to purchase all of the outstanding common shares issued by the variable interest entity in 2023 at an amount approximating its expected fair value. The preferred stock investment in the variable interest entity is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date.
Additionally, the Company has extended a $2.5 million revolving line of credit to the variable interest entity to fund its inventory purchases. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit was $2.5 million as of December 31, 2020 and 2019. The Company has also entered into a series of agreements to provide ancillary services to the variable interest entity at cost. The Company provided $1.2 million and $1.4 million of these services for the years ended December 31, 2020 and 2019, respectively, which were recorded against its operating expenses.
Investment in Joint Venture
In September 2018, the Company acquired a non-controlling equity interest in a joint venture in Australia, whereby it has committed to licensing certain intellectual property and contributing up to $2.2 million AUD upon the achievement of specific operational milestones over a period of at least four years from the agreement execution date. As of December 31, 2020, the Company has contributed $0.5 million AUD. This equity investment is accounted for using the equity method and is classified in other long-term assets on the Company's consolidated balance sheet. The Company's share of income and losses from this equity method investment is included in gain (loss) from investment in joint venture on its consolidated statement of operations. Also included in this line item are income and expenses associated with administrative services provided to the joint venture.

8. Fair Value
Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$6,319	$6,319	$—	$—
Money market funds	99,054	99,054	—	—
Fixed maturities:
Foreign deposits	4,564	4,564	—	—
Municipal bond	1,002	—	1,002	—
Investment in variable interest entity	7,949	—	—	7,949
Total	$118,888	$109,937	$1,002	$7,949

	As of December 31, 2019
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$1,400	$1,400	$—	$—
Money market funds	1,050	1,050	—	—
Fixed maturities:
Foreign deposits	3,323	3,323	—	—
Municipal bond	1,000	—	1,000	—
Investment in variable interest entity	7,625	—	—	7,625
Total	$14,398	$5,773	$1,000	$7,625
The Company measures the fair value of restricted cash, money market funds, and foreign deposits based on quoted prices in active markets for identical assets. The fair value of the municipal bond is based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Short-term investments are carried at amortized cost and the fair value and changes in unrealized gains (losses) are disclosed in Note 6, Investments. The fair value of these investments is determined in the same manner as for available-for-sale securities and is considered a Level 1 measurement.
The preferred stock investment in the variable interest entity (see Note 7) is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement, and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. Estimated fair value was $7.9 million and $7.6 million as of December 31, 2020 and December 31, 2019, respectively, recorded in other long-term assets on the Company's consolidated balance sheet. Unrealized gains of $0.3 million and $0.6 million were recorded in other comprehensive income in the year ended December 31, 2020, and 2019, respectively.
Fair Value Disclosures
The Company's other long-term assets balance included notes receivable of $6.1 million as of December 31, 2020 and 2019, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party. There was no significant activity in Level 3 of the hierarchy during the year ended December 31, 2020.
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the year ended December 31, 2020 and 2019.

9. Commitments and Contingencies

The following summarizes the Company's contractual commitments as of December 31, 2020 (in thousands):

	Year Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Lease obligations	$176	$146	$136	$136	$136	$477	$1,207
Outstanding purchase commitments	5,592	1,692	422	168	330	2,128	10,332
Total	$5,768	$1,838	$558	$304	$466	$2,605	$11,539
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

10. Reserve for Veterinary Invoices

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
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Year Ended December 31,
Subscription	2020	2019	2018
Reserve at beginning of year	$15,541	$13,875	$11,059
Veterinary invoice expense during the period related to:
Current year	278,776	231,831	190,642
Prior years	229	585	409
Total veterinary invoice expense	279,005	232,416	191,051
Amounts paid during the period related to:
Current year	259,971	217,538	177,418
Prior years	13,387	12,494	10,130
Total paid	273,358	230,032	187,548
Non-cash expenses	1,263	718	687
Reserve at end of period	$19,925	$15,541	$13,875

The Company's reserve for the subscription business segment increased $4.4 million from $15.5 million at December 31, 2019 to $19.9 million at December 31, 2020. This change was comprised of $279.0 million in expense recorded during the period less $273.4 million in payments of veterinary invoices. This $279.0 million in veterinary invoice expense incurred included an increase of $0.2 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. The Company's adjustments to prior year reserves were an increase of $0.6 million and $0.4 million as a result of analysis of payment trends in the years ended December 31, 2019 and 2018, respectively.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Year Ended December 31,
Other Business	2020	2019	2018
Reserve at beginning of year	$5,653	$2,187	$1,697
Veterinary invoice expense during the period related to:
Current year	72,286	38,881	23,784
Prior years	(167)	(350)	(296)
Total veterinary invoice expense	72,119	38,531	23,488
Amounts paid during the period related to:
Current year	63,359	33,254	21,615
Prior years	5,409	1,811	1,383
Total paid	68,768	35,065	22,998
Non-cash expenses	—	—	—
Reserve at end of period	$9,004	$5,653	$2,187

The Company’s reserve for the other business segment increased $3.4 million from $5.7 million at December 31, 2019 to $9.0 million at December 31, 2020. This change was comprised of $72.1 million in expense recorded during the period less $68.8 million in payments of veterinary invoices. This $72.1 million in veterinary invoice expense incurred included a reduction of $0.2 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. The Company's adjustments to decrease prior year reserves were $0.4 million and $0.3 million as a result of analysis of payment trends in each of the years ended December 31, 2019 and 2018, respectively.
Veterinary invoice expenses

In the following tables, the cumulative number of veterinary invoices represents the total number received as of December 31, 2020, by year the veterinary invoice relates to, referred to as the year of occurrence. If a pet is injured or becomes ill, multiple trips to the veterinarian may result in several invoices. Each of these veterinary invoices is included in the cumulative number, regardless of whether the veterinary invoice was paid. Information for years 2017 through 2019 is provided as required supplementary information. Amounts in these tables are presented on a constant currency basis to remove the impact of changes in the foreign currency exchange rate on development. The cumulative expenses as of the end of each year are revalued using the currency exchange rate as of December 31, 2020.

The following table summarizes the development of veterinary invoice expense, on a constant currency basis, for the Company's subscription business segment by year of occurrence (in thousands, except for cumulative number of veterinary invoices data):

	Cumulative veterinary invoice expenses				Reserve	Cumulative number of veterinary invoices

	As of December 31,				As of December 31,
Subscription	2017	2018	2019	2020	2020	2020
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2017	$156,139	$156,414	$156,416	$156,172	$—	730,136
2018		$191,194	$191,679	$191,775	$702	881,595
2019			$233,609	$233,986	$1,681	1,042,392
2020				$281,248	$17,542	1,086,816
				$863,181	$19,925

The following table summarizes the development of veterinary invoice expense, on a constant currency basis, for the Company's other business segment by year of occurrence (in thousands, except for cumulative number of veterinary invoices data):

	Cumulative veterinary invoice expenses				Reserve	Cumulative number of veterinary invoices

	As of December 31,				As of December 31,
Other Business	2017	2018	2019	2020	2020	2020
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2017	$14,740	$14,422	$14,473	$14,482	$—	106,124
2018		$23,786	$23,375	$23,469	$45	174,778
2019			$38,885	$38,610	$32	281,215
2020				$72,297	$8,927	497,165
				$148,858	$9,004

Cumulative paid veterinary invoice expense

In the following tables, amounts are by year the veterinary invoice relates to, referred to as the year of occurrence. Amounts in these tables are presented on a constant currency basis to remove the impact of changes in the foreign currency exchange rate. The cumulative amounts paid as of the end of each year are revalued using the currency exchange rate as of December 31, 2020. Information for years 2017 through 2019 is provided as required supplementary information.

The following table summarizes the amounts paid for veterinary invoices, inclusive of related internal processing costs and reported on a constant currency basis, for the subscription segment (in thousands):

	Year Ended December 31,
Subscription	2017	2018	2019	2020
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2017	$145,793	$155,412	$155,951	$156,172
2018		$178,554	$190,311	$191,073
2019			$219,993	$232,305
2020				$263,706
				$843,256
Total amounts unpaid and recorded as a liability				$19,925

The following table summarizes the amounts paid for veterinary invoices, inclusive of related internal processing costs and reported on a constant currency basis, for the other business segment (in thousands):

	Year Ended December 31,
Other Business	2017	2018	2019	2020
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2017	$13,054	$14,410	$14,468	$14,482
2018		$21,617	$23,355	$23,424
2019			$33,258	$38,578
2020				$63,370
				$139,854
Total amounts unpaid and recorded as a liability				$9,004
11. Debt
The Company had a revolving line of credit of up to $50.0 million with a maturity date in June 2022. The debt balance, net of unamortized financing fees, was $26.1 million as of December 31, 2019. In December 2020, the Company elected to terminate the line of credit and repaid all of the outstanding obligations.
12. Stock-Based Compensation
Stock-based compensation expense includes stock options, restricted stock awards, and restricted stock units granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations depending on the function performed by the employee or non-employee. Stock-based compensation expense recognized in each category of the consolidated statement of operations for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Veterinary invoice expense	$1,118	$697	$571
Other cost of revenue	468	353	356
Technology and development	758	364	209
General and administrative	3,795	3,312	2,304
Sales and marketing	2,773	2,120	1,335
Total expensed stock-based compensation	8,912	6,846	4,775
Capitalized stock-based compensation	235	204	175
Total stock-based compensation	$9,147	$7,050	$4,950
As of December 31, 2020, the Company had 41,521 unvested stock options and 782,755 unvested restricted stock awards and restricted stock units. Total stock-based compensation expense of $0.3 million related to unvested stock options and $24.5 million related to unvested restricted stock awards and restricted stock units is expected to be recognized over a weighted-average period of approximately 0.4 years and 2.8 years, respectively.
Stock Options
The grant date fair value of stock option awards are estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any stock options during the years ended December 31, 2020, 2019, and 2018.

The following table presents information regarding stock options granted, exercised and forfeited for the periods presented:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2018	4,006,399	$7.16	$88,578
Granted	—	—	—
Exercised	(1,292,037)	2.82	36,625
Forfeited	(92,859)	15.36	—
Outstanding as of December 31, 2018	2,621,503	9.01	43,136
Granted	—	—	—
Exercised	(510,268)	5.28	13,151
Forfeited	(13,257)	18.23	—
Outstanding as of December 31, 2019	2,097,978	9.86	57,907
Granted	—	—	—
Exercised	(626,554)	9.54	35,696
Forfeited	(12,134)	17.41	—
Outstanding as of December 31, 2020	1,459,290	9.93	160,200

Exercisable at December 31, 2020	1,417,769	$9.69	$155,984
As of December 31, 2020, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 4.1 years and 4.0 years, respectively.

The fair value of options vested were as follows for the years ended December 31, 2020, 2019, and 2018. The Company didn't grant any stock options in these three years.

	Weighted Average Grant Date Fair Value per Share	Fair Value of Options Vested (in thousands)
Year:
2018	$—	$2,665
2019	$—	$1,591
2020	$—	$1,105

Restricted Stock Awards and Restricted Stock Units
The below table summarizes the Company’s restricted stock award and restricted stock unit activity for the years ended December 31, 2020, 2019 and 2018:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of January 1, 2018	256,842	$4.77
Granted	375,313	28.10
Vested	(149,213)	9.74
Forfeited	(31,782)	28.57
Unvested shares as of December 31, 2018	451,160	22.16
Granted	459,523	30.03
Vested	(276,184)	18.20
Forfeited	(52,556)	29.85
Unvested shares as of December 31, 2019	581,943	29.56
Granted	535,184	37.60
Vested	(266,640)	29.77
Forfeited	(67,732)	31.51
Unvested shares as of December 31, 2020	782,755	$34.81

13. Leases
The Company leases certain office space and equipment from third parties and recognizes lease expense on a straight-line basis over the lease term. For operating leases with an initial term of over 12 months, the Company recorded $0.9 million and $0.1 million right-of-use assets and lease liabilities on its consolidated balance sheets as of December 31, 2020 and 2019, respectively. Leases with an initial term of 12 months or less are not recorded on its consolidated balance sheets. Rental expense for operating leases was $0.2 million, $0.4 million and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company also leases a portion of its home office building to third parties and records related rental income within general and administrative expense in the consolidated statements of operations. These leases have remaining lease terms of up to 6 years, some of which give tenants options to terminate the leases early, with termination fees required. The Company recorded rental income of $1.9 million and $2.2 million for the years ended December 31, 2020 and December 31, 2019, respectively.
The following table summarizes the Company's future rental payments to be received from non-cancellable leases in place as of December 31, 2020 (in thousands):

Year ending December 31:
2021	$1,303
2022	1,345
2023	882
2024	384
2025	319
Thereafter	100
Total rental payments	$4,333

14. Stockholders’ Equity
Common Stock and Preferred Stock
As of December 31, 2020, the Company had 100,000,000 shares of common stock authorized and 39,450,807 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At December 31, 2020, the Company had 10,000,000 shares of undesignated shares of preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Issuance of Common Stock in a Private Placement
The Company issued 3,636,364 shares of common stock through a private placement in the fourth quarter of 2020 for net proceeds of $192.3 million. The newly issued shares are subject to a minimum holding period of three years.
Share Repurchase Program
In November 2019, the Company's board of directors approved a share repurchase program, pursuant to which the Company may repurchase up to $15.0 million of its outstanding shares over the twelve-month period following the approval. The Company repurchased 3,300 shares during year ended December 31, 2020. The share repurchase program expired in November 2020.

15. Segments
The Company has two reporting segments: subscription business and other business. The subscription business segment currently includes revenue from subscription fees related to our “Trupanion” branded products, while the other business segment is comprised of revenue from other product offerings that generally have a business-to-business relationship and different margin profiles than our subscription segment, including revenue from writing policies on behalf of third parties and revenue from other products and software solutions.
The chief operating decision maker reviews revenue and operating income (loss) to evaluate segment performance. Revenue, veterinary invoice expense, other cost of revenue, and sales and marketing expenses are generally directly attributed to each segment. Other operating expenses, such as technology and development expense, general and administrative expense, and depreciation and amortization are allocated proportionately based on revenue in each segment. Interest and other expenses and income taxes are not allocated to the segments, nor included in the measure of segment profit or loss. The Company does not analyze discrete segment balance sheet information related to long-term assets.
Operating income (loss) of the Company’s segments were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Subscription business:
Revenue	$387,732	$321,163	$263,738
Veterinary invoice expense	279,005	232,415	191,051
Other cost of revenue	35,870	29,724	24,941
Technology and development	7,673	5,879	5,031
General and administrative	16,866	15,397	14,853
Sales and marketing	47,017	35,037	24,623
Depreciation and amortization	5,451	4,725	3,911
Subscription business operating income (loss)	(4,150)	(2,014)	(672)

Other business:
Revenue	114,296	62,773	40,218
Veterinary invoice expense	72,119	38,532	23,488
Other cost of revenue	33,133	18,341	13,110
Technology and development	2,274	1,146	765
General and administrative	4,981	2,987	2,251
Sales and marketing	820	414	376
Depreciation and amortization	1,620	907	601
Other business operating income (loss)	(651)	446	(373)
Gain (loss) from investment in joint venture	(126)	(352)	—
Total operating income (loss)	$(4,927)	$(1,920)	$(1,045)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$419,162	$316,138	$246,280
Canada and Other	82,866	67,798	57,676
Total revenue	$502,028	$383,936	$303,956
Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2020 and 2019.

16. Dividend Restrictions and Statutory Surplus
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
New York law restricts the ability of the Company's insurance subsidiary in New York to pay dividends to its holding company parent. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval, and dividends in larger amounts, or extraordinary dividends, are subject to approval by the New York State Department of Financial Services, the subsidiary's primary regulator. An extraordinary dividend or distribution is defined as a dividend or distribution that, in the aggregate in any 12-month period, exceeds the lesser of (i) 10% of surplus as of the preceding December 31 or (ii) the insurer’s adjusted net investment income for such 12-month period, not including realized capital gains. Under regulatory requirements at December 31, 2020, the amount of dividends that may be paid by the Company’s insurance subsidiary in New York to the Company without prior approval by regulatory authorities was $0.5 million. This insurance subsidiary did not pay dividends to the Company during the years ended December 31, 2020, 2019, and 2018.
The Company's insurance subsidiary in Bermuda is regulated by the Bermuda Monetary Authority. Under the Bermuda Companies Act of 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would be after the payment, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. The Segregated Accounts Company Act of 2000 further requires that dividends out of a segregated account can only be paid to the extent that the cell remains solvent. The value of its assets must remain greater than the aggregate of its liabilities, issued share capital, and share premium accounts. Per our contractual agreements with Wyndham Insurance Company (SAC) Limited, the allowable dividend is equivalent to the positive undistributed profit attributable to the shares. This insurance subsidiary paid the Company a dividend of $4.7 million, $3.9 million, and $2.2 million during the years ended December 31, 2020, 2019 and 2018, respectfully.
The statutory net income for 2020, 2019 and 2018 and statutory capital and surplus at December 31, 2020, 2019 and 2018, for the Company’s insurance subsidiary in New York were as follows (in thousands):

	As of December 31,
	2020	2019	2018
Statutory net income	$17,547	$16,311	$11,021
Statutory capital and surplus	$93,171	$73,810	$56,244
As of December 31, 2020, the Company’s insurance subsidiary in New York maintained $93.2 million of statutory capital and surplus which was above the required amount of $79.1 million of statutory capital and surplus to avoid additional regulatory oversight.
As of December 31, 2020, the Company had $6.7 million on deposit with various states in which it writes policies.

17. Income Taxes
Income (loss) before income taxes was as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$(5,408)	$(1,783)	$(1,054)
Foreign	(319)	143	120
	$(5,727)	$(1,640)	$(934)

The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
U.S. federal & state	$198	$12	$(10)
Foreign	45	52	37
	243	64	27
Deferred:
U.S. federal & state	(9)	116	(32)
Foreign	(121)	(11)	(2)
	(130)	105	(34)
Income tax expense (benefit)	$113	$169	$(7)

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is presented below:

	Year Ended December 31,
	2020	2019	2018
Federal income taxes at statutory rate	21.0%	21.0%	21.0%
U.S. state income taxes	(2.6)	(7.8)	4.6
Equity compensation	122.3	177.2	828.5
Change in valuation allowance	(136.0)	(184.2)	(857.4)
Meals and entertainment	(0.5)	(4.9)	(5.4)
Nondeductible fines and settlements	(1.1)	(9.2)	(2.1)
Other, net	(2.5)	(11.6)	(8.6)
Credits	(2.6)	9.2	20.2
Effective income tax rate	(2.0)%	(10.3)%	0.8%
The principal components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Deferred revenue	$3,921	$2,219
Accruals and reserves	1,822	885
Net operating loss carryforwards	37,070	30,569
Depreciation and amortization	27	240
Equity compensation	1,776	2,102
Credits	697	547
Other	706	243
Total deferred tax assets	46,019	36,805
Deferred tax liabilities:
Deferred costs	(637)	(398)
Intangible assets	(4,895)	(1,117)
Other	(960)	(775)
Total deferred tax liabilities	(6,492)	(2,290)
Total deferred taxes	39,527	34,515
Less deferred tax asset valuation allowance	(44,194)	(35,609)
Net deferred tax liability	$(4,667)	$(1,094)

At December 31, 2020, the Company had U.S. federal and state net operating loss carryforwards of $37.0 million (tax-effected) and U.S. federal income tax credits of $0.7 million. Use of carryforwards is limited based on the future income of the Company. The federal net operating loss carryforwards will begin to expire in 2027. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards and credit carryforwards may be limited if the Company experiences an ownership change. As of December 31, 2020, the utilization of approximately $0.5 million of net operating losses are subject to limitation as a result of prior ownership changes; however, subsequent ownership changes may further affect the limitation in future years. Additionally, the Company has foreign net operating loss carryforwards of $0.1 million which may be carried forward indefinitely.
A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its U.S. Federal deferred tax assets as of December 31, 2020 and 2019 because the Company’s management has determined that it is more likely than not that these assets will not be fully realized.
For the year ended December 31, 2020, the Company recognized a net increase of $8.6 million in valuation allowance against its net deferred tax assets associated with U.S. federal and certain state jurisdictions, primarily attributable to current year activity.
The Company is open to examination by the U.S. federal tax jurisdiction for the years ended December 31, 2017 through 2020. The Company is also open to examination for 2007 and forward with respect to net operating loss carryforwards generated and carried forward from those years in the United States. The Company is subject to taxation in various states and foreign jurisdictions, and may be subject to audit or examination by the relevant authorities in respect to those particular jurisdictions primarily for 2016 and thereafter.
For the year ended December 31, 2020, the Company considers its foreign earnings to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. A deferred tax liability related to taxes due upon repatriation to the U.S. has not been recorded.
The Company is booking Global Intangible Low-Taxed Income ("GILTI") on a current basis and is not booking deferred taxes related to GILTI.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$113	$89	$327
Increases (decreases) to tax positions related to prior periods	15	19	(243)
Increases to tax positions related to the current year	5	5	5
Balance, end of year	$133	$113	$89
18. Employee Benefits
The Company has a 401(k) plan for its U.S. employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The plan also allows the Company to make a matching contribution, subject to certain limitations. To date, the Company has made no contributions to the 401(k) plan.

19. Related Parties
In August 2018, the Company invested $0.3 million in a limited liability entity in exchange for a 17.5% ownership interest. The investee is considered to be a related party, as the Company has the ability to exercise significant influence over the investee. In February 2020, the Company entered into a service agreement with the investee, under which the Company incurred $2.7 million of expenses for consulting services provided by the investee during the year ended December 31, 2020.
20. Quarterly Financial Information (Unaudited)

The following table contains quarterly financial data for the years ended December 31, 2020 and 2019 (in thousands, except per share data). The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements and includes all adjustments that the Company considers necessary for a fair presentation of the information shown. The operating results for any fiscal quarter are not necessarily indicative of the operating results for a full fiscal year or any future period and there can be no assurances that any trend reflected in such results will continue in the future.

	Three Months Ended
	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
Total revenues	$142,687	$130,120	$117,920	$111,301	$105,483	$99,276	$92,199	$86,978
Operating income (loss)	(3,169)	(2,257)	1,509	(1,010)	633	843	(2,113)	(1,283)
Net income (loss)	$(3,502)	$(2,558)	$1,353	$(1,133)	$636	$782	$(1,931)	$(1,296)
Net income (loss) per share:
Basic	$(0.09)	$(0.07)	$0.04	$(0.03)	$0.02	$0.02	$(0.06)	$(0.04)
Diluted	$(0.09)	$(0.07)	$0.04	$(0.03)	$0.02	$0.02	$(0.06)	$(0.04)
Weighted-average common shares outstanding:
Basic	37,841,055	35,426,742	35,143,592	35,007,052	34,876,438	34,876,782	34,610,709	34,292,367
Diluted	37,841,055	35,426,742	36,688,167	35,007,052	36,354,620	36,399,136	34,610,709	34,292,367

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this assessment, management concluded that, as of December 31, 2020, its internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of the Company's internal control over financial reporting and its report is included below.
We completed the acquisition of Aquarium in October 2020. We have not yet fully incorporated the internal controls and procedures at Aquarium into our internal control over financial reporting, and as such, management excluded Aquarium from its assessment of the effectiveness of our internal control over financial reporting as of and for the year ended December 31, 2020. The acquired Aquarium business was immaterial to our consolidated financial statements, and constituted less than 10% of our total assets as of December 31, 2020 and less than 1% of our total revenue for the year ended December 31, 2020.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trupanion, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Trupanion, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trupanion, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Aquarium Software Limited (Aquarium) which is included in the 2020 consolidated financial statements of the Company. Aquarium constituted less than 10% of the Company’s total assets as of December 31, 2020 and less than 1% of the Company’s total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Aquarium.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 11, 2021 expressed an unqualified opinion thereon.

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
February 11, 2021

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 11. Executive Compensation
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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
(a)(3) Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-36537	3.1	8/28/2014

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-36537	3.1	6/3/2016

3.3	Amended and Restated Bylaws of the Registrant.					X

4.1	Description of Capital Stock	10-K	001-36537	4.1	2/14/2020

4.2	Form of Common Stock Certificate.	S-1	333-196814	4.1	6/16/2014

10.1+	Form of Indemnity Agreement.	S-1	333-196814	10.1	6/16/2014

10.2+	2007 Equity Compensation Plan and forms of stock option agreements and exercise notices, restricted stock notice agreement and restricted stock agreement thereunder.	S-1	333-196814	10.2	6/16/2014

10.3+	2014 Equity Incentive Plan and forms of stock option award agreement, restricted stock agreement and restricted stock unit award agreement thereunder.	S-1	333-196814	10.3	6/16/2014

10.4+	2014 Employee Stock Purchase Plan.	S-1	333-196814	10.4	6/16/2014

10.5+	Consulting Agreement, dated May 5, 2014, by and between the Registrant and Howard Rubin.	S-1	333-196814	10.8	6/16/2014

10.6+	First Amendment to Consulting Agreement, dated January 1, 2016, by and between the Registrant and Howard Rubin.	10-Q	001-36537	10.2	5/6/2016

10.7+	Second Amendment to Consulting Agreement, dated January 1, 2017 by and between the Registrant and Howard Rubin.	10-K	001-36537	10.13	2/15/2017

10.8+	Third Amendment to Consulting Agreement, dated January 1, 2019 by and between the Registrant and Howard Rubin.	10-Q	001-36537	10.2	5/3/2019

10.9†	Agency Agreement between Omega General Insurance Company and Trupanion Brokers Ontario, Inc., effective January 1, 2015.	10-K	001-36537	10.13	2/24/2015

10.10†	Fronting and Administration Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.	10-K	001-36537	10.14	2/24/2015

10.11†	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.	10-K	001-36537	10.15	2/24/2015

10.12	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2018.	10-K	001-36537	10.20	2/14/2018

10.13	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2019.	10-K	001-36537	10.19	2/14/2019

10.14	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2020.	10-K	001-36537	10.22	2/14/2020

10.15	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective July 1, 2020.	10-K	001-36537	10.23	2/14/2020

10.16	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2021.					X

10.17+	Compensation Program for Non-Employee Directors of Trupanion, Inc, as amended on January 29, 2021.					X

10.18+	Compensation Clawback Policy, effective February 11, 2019.	10-K	001-36537	10.21	2/14/2019

10.19+	Trupanion, Inc. Employee Severance and Change in Control Plan effective January 29, 2021.	8-K	001-36537	10.1	2/4/2021

10.20	Stock Purchase Agreement, dated as of October 26, 2020 by and between Trupanion, Inc. and Aflac Incorporated.	8-K	001-36537	10.1	10/29/2020

10.21	Strategic Alliance Agreement, dated as of October 26, 2020 by and between Trupanion, Inc. and Aflac Incorporated.	8-K	001-36537	10.2	10/29/2020

10.22	Shareholder Agreement, dated as of October 26, 2020 by and between Trupanion, Inc. and Aflac Incorporated.	8-K	001-36537	10.3	10/29/2020

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney (reference is made to the signature page hereto).					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

+	Indicates a management contract or compensatory plan or arrangement.
†	Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act. The omitted portions of this exhibit have been filed separately with the SEC.
*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Seattle, state of Washington, on this 11th day of February, 2021.

TRUPANION, INC.

By:	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer
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

Date: February 11, 2020	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2020	/s/ Tricia Plouf
Tricia Plouf President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 11, 2020	/s/ Murray Low
Murray Low Chairman of the Board of Directors

Date: February 11, 2020	/s/ Jacqueline Davidson
Jacqueline Davidson Director

Date: February 11, 2020	/s/ Michael Doak
Michael Doak Director

Date: February 11, 2020	/s/ Robin Ferracone
Robin Ferracone Director

Date: February 11, 2020	/s/ Eric Johnson
Eric Johnson Director

Date: February 11, 2020	/s/ Dan Levitan
Dan Levitan Director

Date: February 11, 2020	/s/ H. Hays Lindsley
H. Hays Lindsley Director

Date: February 11, 2020	/s/ Howard Rubin
Howard Rubin Director

Schedule I - Condensed Financial Information of Registrant

Trupanion, Inc. Condensed Statements of Operations and Comprehensive Loss (Parent Company Only, in thousands)
	Year Ended December 31,
	2020	2019	2018
Expenses:
Veterinary invoice expense	$1,118	$697	$571
Other cost of revenue	468	353	357
Technology and development	1,087	904	208
General and administrative	7,055	5,944	4,738
Sales and marketing	2,799	2,137	1,355
Depreciation and amortization	328	211	445
Total expenses	12,855	10,246	7,674
Gain (loss) from investment in joint venture	(108)	(205)	—
Operating loss	(12,963)	(10,451)	(7,674)
Interest expense	1,361	1,327	1,184
Other (income) expense, net	(4,845)	(4,156)	(2,557)
Loss before equity in undistributed earnings of subsidiaries	(9,479)	(7,622)	(6,301)
Income tax benefit	8,460	5,423	4,042
Equity (loss) in undistributed earnings of subsidiaries	(4,821)	390	1,332
Net loss	$(5,840)	$(1,809)	$(927)
Other comprehensive income (loss), net of taxes:
Other comprehensive income (loss) of subsidiaries	2,821	1,003	(661)
Other comprehensive income (loss)	2,821	1,003	(661)
Comprehensive loss	$(3,019)	$(806)	$(1,588)

Trupanion, Inc. Condensed Balance Sheets (Parent Company Only) (In thousands, except share data)
	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$101,131	$1,242
Accounts and other receivables	3,983	2,933
Prepaid expenses and other assets	463	361
Total current assets	105,577	4,536
Restricted cash	6,319	1,400
Property and equipment, net	680	663
Intangible assets, net	5,478	5,356
Other long-term assets	14,378	14,146
Advances to and investments in subsidiaries	209,031	138,174
Total assets	$341,463	$164,275
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued liabilities, and other current liabilities	$253	$311
Total current liabilities	253	311
Long-term debt	—	26,086
Deferred tax liabilities	1,109	1,118
Other liabilities	162	—
Total liabilities	1,524	27,515
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized at December 31, 2020 and December 31, 2019, 40,383,972 and 39,450,807 shares issued and outstanding at December 31, 2020; 35,876,882 and 34,947,017 shares issued and outstanding at December 31, 2019	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized at December 31, 2020 and December 31, 2019, and 0 shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	439,007	232,731
Accumulated other comprehensive income (loss)	3,071	250
Accumulated deficit	(91,360)	(85,520)
Treasury stock, at cost: 933,165 shares at December 31, 2020 and 929,865 shares at December 31, 2019	(10,779)	(10,701)
Total stockholders’ equity	339,939	136,760
Total liabilities and stockholders’ equity	$341,463	$164,275

Trupanion, Inc. Condensed Statements of Cash Flows (Parent Company Only, in thousands)
	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(5,840)	$(1,809)	$(927)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
(Income) loss attributable to investments in subsidiaries	4,821	(390)	(1,332)
Depreciation and amortization	328	211	436
Stock-based compensation expense	8,912	6,846	4,775
Other, net	240	48	108
Changes in operating assets and liabilities	(1,142)	(601)	(97)
Net cash provided by (used in) operating activities	7,319	4,305	2,963
Investing activities
Cash paid in business acquisition, net of cash acquired	(48,133)	—	—
Purchases of property and equipment	(341)	(728)	(164)
Advances to and investments in subsidiaries	(24,885)	(11,931)	(67,884)
Other investments	—	(7,019)	(4,237)
Net cash used in investing activities	(73,359)	(19,678)	(72,285)
Financing activities
Issuance of common stock, net of offering costs	192,265	—	65,671
Proceeds from exercise of stock options	6,013	2,982	3,601
Taxes paid related to net share settlement of equity awards	(1,115)	(1,667)	(1,839)
Proceeds from debt financing, net of financing fees	6,213	13,167	13,430
Repayments of debt financing	(32,450)	—	(10,000)
Other financing	(78)	—	287
Net cash provided by financing activities	170,848	14,482	71,150
Net change in cash, cash equivalents, and restricted cash	104,808	(891)	1,828
Cash, cash equivalents, and restricted cash at beginning of period	2,642	3,533	1,705
Cash, cash equivalents, and restricted cash at end of period	$107,450	$2,642	$3,533

1. Organization and Presentation
The accompanying condensed financial statements present the financial position, results of operations and cash flows for Trupanion, Inc. These condensed unconsolidated financial statements should be read in conjunction with the consolidated financial statements of Trupanion, Inc. and its subsidiaries and the notes thereto (the Consolidated Financial Statements). Investments in subsidiaries are accounted for using the equity method of accounting. Trupanion, Inc. received cash dividends from a subsidiary of $4.7 million, $3.9 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. These cash dividends were recorded within Trupanion, Inc.'s other income and were eliminated within the consolidated financial statements of Trupanion, Inc.
Additional information about Trupanion, Inc.’s accounting policies pertaining to intangible assets, commitments and contingencies, debt financing, stock-based compensation, stockholders’ equity, and income taxes are set forth in Notes 5, 9, 11, 12, 14, and 17, respectively, to the Consolidated Financial Statements.