Form 10-Q
period 2021-03-31
TRUPANION, INC.
filed 2021-04-30
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 23, 2021, there were approximately 40,057,323 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRUPANION, INC. Consolidated Statements of Operations (in thousands, except share data) (unaudited)
	Three Months Ended March 31,
	2021	2020
Revenue	$154,685	$111,301
Cost of revenue:
Veterinary invoice expense(1)	109,870	79,640
Other cost of revenue(1)	23,715	13,809
Total cost of revenue	133,585	93,449
Operating expenses:
Technology and development(1)	3,731	2,120
General and administrative(1)	7,216	4,860
Sales and marketing(1)	19,704	10,442
Depreciation and amortization	3,093	1,381
Total operating expenses	33,744	18,803
Gain (loss) from investment in joint venture	(85)	(59)
Operating loss	(12,729)	(1,010)
Interest expense	(2)	379
Other income, net	(62)	(282)
Loss before income taxes	(12,665)	(1,107)
Income tax (benefit) expense	(217)	26
Net loss	$(12,448)	$(1,133)

Net loss per share:
Basic and diluted	$(0.31)	$(0.03)
Weighted average shares of common stock outstanding:
Basic and diluted	39,700,454	35,007,052

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	$2,299	$178
Other cost of revenue	935	90
Technology and development	664	100
General and administrative	1,819	729
Sales and marketing	2,731	556
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)
	Three Months Ended March 31,
	2021	2020
Net loss	$(12,448)	$(1,133)
Other comprehensive income (loss):
Foreign currency translation adjustments	618	(630)
Net unrealized gain (loss) on available-for-sale debt securities	—	(5)
Other comprehensive income (loss), net of taxes	618	(635)
Comprehensive loss	$(11,830)	$(1,768)
See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Balance Sheets (in thousands, except share data)
	March 31, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$133,126	$139,878
Short-term investments	91,331	89,862
Accounts and other receivables	117,884	99,065
Prepaid expenses and other assets	9,664	8,222
Total current assets	352,005	337,027
Restricted cash	6,321	6,319
Long-term investments, at fair value	5,808	5,566
Property and equipment, net	73,664	72,602
Intangible assets, net	26,105	27,134
Other long-term assets	16,468	16,557
Goodwill	33,327	33,045
Total assets	$513,698	$498,250
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,262	$6,059
Accrued liabilities and other current liabilities	23,365	22,864
Reserve for veterinary invoices	30,135	28,929
Deferred revenue	110,912	92,547
Total current liabilities	169,674	150,399
Deferred tax liabilities	4,477	4,705
Other liabilities	3,470	3,207
Total liabilities	177,621	158,311
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 40,989,571 and 40,056,406 issued and outstanding at March 31, 2021; 40,383,972 and 39,450,807 shares issued and outstanding at December 31, 2020	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	446,975	439,007
Accumulated other comprehensive income (loss)	3,689	3,071
Accumulated deficit	(103,808)	(91,360)
Treasury stock, at cost: 933,165 shares at March 31, 2021 and 933,165 shares at December 31, 2020	(10,779)	(10,779)
Total stockholders’ equity	336,077	339,939
Total liabilities and stockholders’ equity	$513,698	$498,250
See accompanying notes to the consolidated financial statements.

Trupanion, Inc. Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2021	39,450,807	$—	$439,007	$(91,360)	$3,071	$(10,779)	$339,939
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	605,599	—	(643)	—	—	—	(643)
Stock-based compensation expense	—	—	8,611	—	—	—	8,611
Other comprehensive income (loss)	—	—	—	—	618	—	618
Net income (loss)	—	—	—	(12,448)	—	—	(12,448)
Balance at March 31, 2021	40,056,406	$—	$446,975	$(103,808)	$3,689	$(10,779)	$336,077

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2020	34,947,017	$—	$232,731	$(85,520)	$250	$(10,701)	$136,760
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	140,788	—	205	—	—	—	205
Stock-based compensation expense	—	—	1,706	—	—	—	1,706
Repurchase of common stock	(3,300)	—	—	—	—	(78)	(78)
Other comprehensive income (loss)	—	—	—	—	(635)	—	(635)
Net income (loss)	—	—	—	(1,133)	—	—	(1,133)
Balance at March 31, 2020	35,084,505	$—	$234,642	$(86,653)	$(385)	$(10,779)	$136,825

See accompanying notes to the consolidated financial statements.

TRUPANION, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(12,448)	$(1,133)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3,093	1,381
Stock-based compensation expense	8,448	1,653
Other, net	(230)	73
Changes in operating assets and liabilities:
Accounts and other receivables	(18,805)	(11,697)
Prepaid expenses and other assets	(1,331)	(195)
Accounts payable, accrued liabilities, and other liabilities	35	1,322
Reserve for veterinary invoices	1,179	1,825
Deferred revenue	18,324	9,695
Net cash (used in) provided by operating activities	(1,735)	2,924
Investing activities
Purchases of investment securities	(12,157)	(11,579)
Maturities of investment securities	10,478	5,100
Purchases of property, equipment and intangible assets	(2,883)	(1,496)
Other	(40)	9
Net cash used in investing activities	(4,602)	(7,966)
Financing activities
Proceeds from exercise of stock options	1,238	559
Shares withheld to satisfy tax withholding	(1,881)	(321)
Borrowings from line of credit, net of financing fees	—	3,744
Other	—	(78)
Net cash (used in) provided by financing activities	(643)	3,904
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	230	(809)
Net change in cash, cash equivalents, and restricted cash	(6,750)	(1,947)
Cash, cash equivalents, and restricted cash at beginning of period	146,197	30,568
Cash, cash equivalents, and restricted cash at end of period	$139,447	$28,621
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$753	$355
See accompanying notes to the consolidated financial statements.

TRUPANION, INC.
Notes to the Consolidated Financial Statements (unaudited)
1. Nature of Operations and Significant Accounting Policies
Description of Business and Basis of Presentation
Trupanion, Inc. (collectively with its wholly-owned subsidiaries, the Company) provides medical insurance for cats and dogs throughout the United States, Canada, Puerto Rico, and Australia. The Company's data-driven, vertically-integrated approach enables the Company to provide pet owners with products that the Company believes are the highest value medical insurance, priced specifically for each pet’s unique characteristics.
The financial data as of December 31, 2020 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on February 12, 2021 (the 2020 10-K). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2020 10-K. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from such estimates. See Note 1 to the audited financial statements included in the 2020 10-K for additional discussion of these estimates and assumptions.
Reclassifications
Depreciation and amortization expenses have been reclassified as a separate line item in the consolidated statement of operations and prior period amounts have been reclassified from their original presentation to conform to the current period presentation. The Company has elected to present depreciation and amortization expenses as a separate line item to better align with management's view of the Company's operating results.

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
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended March 31,
	2021	2020
Stock options	1,026,605	2,046,395
Restricted stock awards and restricted stock units	1,232,549	506,863

3. Investments
The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of March 31, 2021 and December 31, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of March 31, 2021
Long-term investments:
Foreign deposits	$4,806	$—	$—	$4,806
Municipal bond	1,000	2	—	1,002
	$5,806	$2	$—	$5,808
Short-term investments:
U.S. Treasury securities	$6,476	$—	$—	$6,476
Certificates of deposit	442	—	—	442
U.S. government funds	84,413	—	—	84,413
	$91,331	$—	$—	$91,331

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2020
Long-term investments:
Foreign deposits	$4,564	$—	$—	$4,564
Municipal bond	1,000	2	—	1,002
	$5,564	$2	$—	$5,566
Short-term investments:
U.S. Treasury securities	$6,494	$—	$(2)	$6,492
Certificates of deposit	1,696	—	—	1,696
U.S. government funds	81,672	—	—	81,672
	$89,862	$—	$(2)	$89,860
Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	As of March 31, 2021
	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	$5,806	$5,808
	$5,806	$5,808

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

4. Other Investments
Investment in Variable Interest Entity
The Company has invested $7.0 million in preferred stock of a privately held corporation with a complementary business line. The Company does not have power over the activities that most significantly impact the economic performance of the variable interest entity and is, therefore, not the primary beneficiary. The Company has the option to purchase all of the outstanding common shares issued by the variable interest entity in 2023 at an amount approximating its expected fair value. The preferred stock investment in the variable interest entity is accounted for as an available-for-sale debt security and measured at fair value at each balance sheet date.
Additionally, the Company has extended a $2.5 million revolving line of credit to the variable interest entity to fund its inventory purchases. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit was $2.5 million as of March 31, 2021 and December 31, 2020. The Company has also entered into a series of agreements to provide ancillary services to the variable interest entity at cost. The Company provided $0.2 million and $0.4 million of these services for the three months ended March 31, 2021 and 2020, respectively, which were recorded against its operating expenses.
Investment in Joint Venture
In September 2018, the Company acquired a non-controlling equity interest in a joint venture in Australia, whereby it has committed to licensing certain intellectual property and contributing up to $2.2 million AUD upon the achievement of specific operational milestones over a period of at least four years from the agreement execution date. As of March 31, 2021, the Company has contributed $0.6 million AUD. This equity investment is accounted for using the equity method and is classified in other long-term assets on the Company's consolidated balance sheet. The Company's share of income and losses from this equity method investment is included in gain (loss) from investment in joint venture on its consolidated statement of operations. Also included in this line item are income and expenses associated with administrative services provided to the joint venture.

5. Fair Value
Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of March 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$6,321	$6,321	$—	$—
Money market funds	89,658	89,658	—	—
Fixed maturities:
Foreign deposits	4,806	4,806	—	—
Municipal bond	1,002	—	1,002	—
Investment in variable interest entity	7,949	—	—	7,949
Total	$109,736	$100,785	$1,002	$7,949

	As of December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$6,319	$6,319	$—	$—
Money market funds	99,054	99,054	—	—
Fixed maturities:
Foreign deposits	4,564	4,564	—	—
Municipal bond	1,002	—	1,002	—
Investment in variable interest entity	7,949	—	—	7,949
Total	$118,888	$109,937	$1,002	$7,949

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

The Company's preferred stock investment in the variable interest entity (see Note 4) is accounted for as an available-for-sale debt security and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. Estimated fair value was $7.9 million as of March 31, 2021, unchanged from December 31, 2020, recorded in other long-term assets on the Company's consolidated balance sheet.
Fair Value Disclosures
The Company's other long-term assets balance included notes receivable of $6.1 million as of March 31, 2021 and December 31, 2020, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy and is based on market interest rates and the assessed creditworthiness of the third party. There was no significant activity in Level 3 of the hierarchy during the three months ended March 31, 2021.

The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the three months ended March 31, 2021 and the year ended December 31, 2020.

6. Commitments and Contingencies
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

Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Three Months Ended March 31,
Subscription	2021	2020
Reserve at beginning of year	$19,925	$15,541
Veterinary invoices during the period related to:
Current year	84,216	64,816
Prior years	(490)	372
Total veterinary invoice expense	83,726	65,188
Amounts paid during the period related to:
Current year	68,214	54,000
Prior years	12,468	10,765
Total paid	80,682	64,765
Non-cash expenses	2,369	226
Reserve at end of period	$20,600	$15,738

The Company's reserve for the subscription business segment increased from $19.9 million at December 31, 2020 to $20.6 million at March 31, 2021. This change was comprised of $83.7 million in expense recorded during the period less $80.7 million in payments of veterinary invoices. The $83.7 million in veterinary invoice expense incurred included a reduction of $0.5 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the three months ended March 31, 2020, the Company increased prior year reserves by $0.4 million as a result of analysis of payment trends.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Three Months Ended March 31,
Other Business	2021	2020
Reserve at beginning of year	$9,004	$5,653
Veterinary invoices during the period related to:
Current year	26,414	14,323
Prior years	(270)	129
Total veterinary invoice expense	26,144	14,452
Amounts paid during the period related to:
Current year	18,031	8,180
Prior years	7,582	4,801
Total paid	25,613	12,981
Non-cash expenses	—	—
Reserve at end of period	$9,535	$7,124

The Company’s reserve for the other business segment increased from $9.0 million at December 31, 2020 to $9.5 million at March 31, 2021. This change was comprised of $26.1 million in expense recorded during the period less $25.6 million in payments of veterinary invoices. The $26.1 million in veterinary invoice expense incurred included a reduction of $0.3 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the three months ended March 31, 2020, the Company increased prior year reserves by $0.1 million as a result of analysis of payment trends.

Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of March 31, 2021
Year of Occurrence
2019 and prior	$1,758
2020	5,209
2021	13,633
$20,600

Other Business	As of March 31, 2021
Year of Occurrence
2019 and prior	$1
2020	1,151
2021	8,383
$9,535

8. Stock-Based Compensation
Stock-based compensation expense includes stock options and restricted stock units granted to employees and other service providers and has been reported in the Company’s consolidated statements of operations depending on the function performed by the employee or other service provider. Stock-based compensation expense recognized in each category of the consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Veterinary invoice expense	$2,299	$178
Other cost of revenue	935	90
Technology and development	664	100
General and administrative	1,819	729
Sales and marketing	2,731	556
Total expensed stock-based compensation	8,448	1,653
Capitalized stock-based compensation	162	53
Total stock-based compensation	$8,610	$1,706

As of March 31, 2021, the Company had 16,795 unvested stock options and 1,232,549 unvested restricted stock units that are expected to vest. Stock-based compensation expenses of $0.1 million related to unvested stock options and $82.1 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 0.1 years and 3.2 years, respectively.

Stock Options
A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	1,459,290	$9.93	$160,200
Granted	—	—	—
Exercised	(431,056)	2.87	40,965
Forfeited	(1,629)	15.71	—
Outstanding as of March 31, 2021	1,026,605	12.88	65,010

Exercisable as of March 31, 2021	1,009,810	$12.79	$64,038

As of March 31, 2021, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 4.9 years and 4.9 years, respectively.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2020	782,755	$34.81
Granted	651,321	101.93
Vested	(195,178)	42.68
Forfeited	(6,349)	61.96
Unvested shares as of March 31, 2021	1,232,549	$68.89

9. Stockholders' Equity
Common Stock and Preferred Stock
As of March 31, 2021, the Company had 100,000,000 shares of common stock authorized and 40,056,406 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At March 31, 2021, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company, whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.

10. Segments
The Company has two reporting segments: subscription business and other business. The subscription business segment currently includes revenue from subscription fees related the Company's "Trupanion" branded products, while the other business segment is comprised of revenue from other product offerings that generally have a business-to-business relationship and a different margin profile than our subscription segment, including revenue from writing policies on behalf of third parties and revenue from other products and software solutions.
The chief operating decision maker reviews revenue and operating income (loss) to evaluate segment performance. Revenue, veterinary invoice expense, other cost of revenue, and sales and marketing expenses are generally directly attributed to each segment. Other operating expenses, such as technology and development expense, general and administrative expense, and depreciation and amortization, are allocated proportionately based on revenue in each segment. Interest and other expenses and income taxes are not allocated to the segments, nor included in the measure of segment profit or loss. The Company does not analyze discrete segment balance sheet information related to long-term assets.

Operating income (loss) of the Company’s segments were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Subscription business:
Revenue	$113,292	$89,484
Veterinary invoice expense	83,726	65,188
Other cost of revenue	11,811	8,234
Technology and development	2,733	1,704
General and administrative	5,285	3,907
Sales and marketing	19,533	10,279
Depreciation and amortization	2,265	1,111
Subscription business operating income (loss)	(12,061)	(939)

Other business:
Revenue	41,393	21,817
Veterinary invoice expense	26,144	14,452
Other cost of revenue	11,904	5,575
Technology and development	998	416
General and administrative	1,931	953
Sales and marketing	171	163
Depreciation and amortization	828	270
Other business operating income (loss)	(583)	(12)
Gain (loss) from investment in joint venture	(85)	(59)
Total operating income (loss)	$(12,729)	$(1,010)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$127,759	$92,524
Canada and other	26,926	18,777
Total revenue	$154,685	$111,301
Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2021 and December 31, 2020.

11. Business Combination
On October 30, 2020, the Company completed an acquisition of 100% of the equity of Aquarium Software Limited (Aquarium), a U.K.-based insurance software provider, for approximately $48.3 million in net cash. The acquired technology from Aquarium focuses on the pet space and, along with the acquired personnel, is intended to enable the Company to improve its back-end software to help facilitate growth opportunities. The Company incurred $0.6 million acquisition-related costs that were recorded in general and administrative expenses.
The acquisition is recorded using the purchase method of accounting in accordance with ASC 805, Business Combinations, which requires that the assets acquired and liabilities assumed to be recorded at their respective fair values at the acquisition date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

October 30,
2020
Current assets, net of cash acquired	$1,469
Property and equipment	171
Amortizable intangible assets	19,512
Goodwill	31,352
Other long-term assets	1,421
Current liabilities	(1,269)
Deferred tax liability and other liabilities	(4,361)
Total Consideration Transferred, net of cash acquired	$48,295
The results of Aquarium’s operations have been included in the consolidated financial statements since the acquisition date, but have been immaterial to the Company's consolidated financial statements.

12. Related Parties
In August 2018, the Company invested $0.3 million in a limited liability entity in exchange for a 17.5% ownership interest. The investee is considered to be a related party, as the Company has the ability to exercise significant influence over the investee. In February 2020, the Company entered into a service agreement with the investee, under which the Company incurred $0.8 million of expenses for consulting services provided by the investee during the three months ended March 31, 2021.

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
We generate leads for our subscription business segment from a diverse set of member acquisition channels, which we then convert into members through our contact center, website and other direct-to-consumer activities. These channels include leads from third-parties such as veterinarians and referrals from existing members. Veterinary hospitals represent our largest referral source. We engage our “Territory Partners” to have face-to-face visits with veterinarians and their staff. Territory Partners are dedicated to cultivating direct veterinary relationships and building awareness of the benefits of high quality medical insurance to veterinarians and their clients. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, Trupanion. We also receive a significant number of new leads from existing members adding pets and referring their friends and family members. Our direct-to-consumer acquisition channels serve as important resources for pet owner education and drive new member leads and conversion. We monitor average pet acquisition cost to evaluate the efficiency of our sales and marketing programs in acquiring new members and measure effectiveness based on our targeted return on investment.
Our Response to the COVID-19 Pandemic
Due to the uncertainty caused by the COVID-19 pandemic, we continue to:
•Protect our team. We instituted a work-from-home policy for substantially all employees in March 2020. This allowed responsible social distancing to keep our team safe. We are also providing technology support, training and other resources to support our team members during this unique time.
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

Key Operating Metrics
The following table sets forth total pets enrolled and key operating metrics for our subscription business for each of the last eight fiscal quarters.

	Three Months Ended
	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019
Total Business:
Total pets enrolled (at period end)	943,854	862,928	804,251	744,727	687,435	646,728	613,694	577,686
Subscription Business:
Total subscription pets enrolled (at period end)	609,835	577,957	552,909	529,400	508,480	494,026	479,427	461,314
Monthly average revenue per pet	$62.97	$62.03	$60.87	$59.40	$58.96	$58.58	$58.12	$57.11
Lifetime value of a pet, including fixed expenses	$684	$653	$615	$597	$535	$523	$511	$482
Average pet acquisition cost (PAC)	$279	$272	$261	$199	$247	$222	$208	$213
Average monthly retention	98.73%	98.71%	98.69%	98.66%	98.59%	98.58%	98.59%	98.57%

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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of March 31, 2021 is an average of each month’s retention from April 1, 2020 through March 31, 2021. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.
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
The following table reconciles net acquisition cost to sales and marketing expense (in thousands) for each of the last eight fiscal quarters:

	Three Months Ended
	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019
Sales and marketing expense	$19,704	$14,809	$13,344	$9,242	$10,442	$9,212	$9,255	$8,757
Net of sign-up fee revenue	(1,264)	(919)	(827)	(781)	(765)	(730)	(790)	(734)
Excluding:
Stock-based compensation expense	(2,731)	(801)	(741)	(675)	(556)	(547)	(577)	(567)
Other business segment sales and marketing expense	(171)	(201)	(265)	(191)	(163)	(152)	(94)	(38)
Net acquisition cost	$15,538	$12,888	$11,511	$7,595	$8,958	$7,783	$7,794	$7,418
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
Depreciation and amortization
Depreciation and amortization expenses consist of depreciation of property, equipment, and software developed for internal use, as well as amortization of finite-lived intangible assets.
Gain (loss) from investment in joint venture
Gain (loss) from investment in joint venture consists of the share of income and losses from our equity method investment in a joint venture, as well as income and expenses associated with administrative services provided to the joint venture.

Stock-based compensation
Stock-based compensation is included in the cost and expense line items above. Stock-based compensation will vary depending on corporate performance, measured by the estimated increase in our intrinsic value. For example, when the company has delivered strong performance, stock compensation may increase as a result of incentive-based grants being awarded according to our equity incentive plan.

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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue:
Subscription business	$113,292	$89,484
Other business	41,393	21,817
Total revenue	154,685	111,301
Cost of revenue:
Subscription business(1)	95,537	73,422
Other business	38,048	20,027
Total cost of revenue	133,585	93,449
Operating expenses:
Technology and development(1)	3,731	2,120
General and administrative(1)	7,216	4,860
Sales and marketing(1)	19,704	10,442
Depreciation and amortization	3,093	1,381
Total operating expenses	33,744	18,803
Gain (loss) from investment in joint venture	(85)	(59)
Operating loss	(12,729)	(1,010)
Interest expense	(2)	379
Other income, net	(62)	(282)
Loss before income taxes	(12,665)	(1,107)
Income tax (benefit) expense	(217)	26
Net loss	$(12,448)	$(1,133)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$3,234	$268
Technology and development	664	100
General and administrative	1,819	729
Sales and marketing	2,731	556
Total stock-based compensation expense	$8,448	$1,653

	Three Months Ended March 31,
	2021	2020
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue	86	84
Operating expenses:
Technology and development	2	2
General and administrative	5	4
Sales and marketing	13	9
Depreciation and amortization	2	1
Total operating expenses	22	17
Gain (loss) from investment in joint venture	—	—
Operating loss	(8)	(1)
Interest expense	—	—
Other income, net	—	—
Loss before income taxes	(8)	(1)
Income tax (benefit) expense	—	—
Net loss	(8)%	(1)%

Stock-based compensation expense:	Three Months Ended March 31,
	2021	2020
	(as a percentage of revenue)
Cost of revenue	2%	—%
Technology and development	—	—
General and administrative	1	1
Sales and marketing	2	—
Total stock-based compensation expense	5%	1%

	Three Months Ended March 31,
	2021	2020
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%
Subscription business cost of revenue	84	82

Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,		% Change
	2021	2020
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$113,292	$89,484	27%
Other business	41,393	21,817	90
Total revenue	$154,685	$111,301	39

Percentage of Revenue by Segment:
Subscription business	73%	80%
Other business	27	20
Total revenue	100%	100%

Total pets enrolled (at period end)	943,854	687,435	37
Total subscription pets enrolled (at period end)	609,835	508,480	20
Monthly average revenue per pet	$62.97	$58.96	7
Average monthly retention	98.73%	98.59%

Three months ended March 31, 2021 compared to three months ended March 31, 2020. Total revenue increased by $43.4 million, or 39%, to $154.7 million for the three months ended March 31, 2021. Revenue from our subscription business segment increased by $23.8 million, or 27%, to $113.3 million for the three months ended March 31, 2021. This increase in subscription business revenue was primarily due to a 20% increase in total subscription pets enrolled as of March 31, 2021 compared to March 31, 2020, and an increase in average revenue per pet of 7% for the same period. Increases in pricing were primarily due to the increased cost and utilization of veterinary care. Revenue from our other business segment increased by $19.6 million, or 90%, to $41.4 million for the three months ended March 31, 2021, primarily due to an 87% increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2021	2020
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$83,726	$65,188	28%
Other cost of revenue	11,811	8,234	43
Total cost of revenue	95,537	73,422	30
Other business:
Veterinary invoice expense	26,144	14,452	81
Other cost of revenue	11,904	5,575	114
Total cost of revenue	$38,048	$20,027	90

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	74%	73%
Other cost of revenue	10	9
Total cost of revenue	84	82
Other business:
Veterinary invoice expense	63	66
Other cost of revenue	29	26
Total cost of revenue	92%	92%

Total pets enrolled (at period end)	943,854	687,435	37
Total subscription pets enrolled (at period end)	609,835	508,480	20
Monthly average revenue per pet	$62.97	$58.96	7

Three months ended March 31, 2021 compared to three months ended March 31, 2020. Cost of revenue for our subscription business segment was $95.5 million for the three months ended March 31, 2021, compared to $73.4 million for the same period in the prior year. Excluding stock-based compensation, cost of revenue for the subscription business was $92.2 million, or 81% of revenue in the first quarter of 2021, compared to 82% of revenue in prior year. The increase of $22.1 million in subscription cost of revenue was primarily the result of a 20% increase in subscription pets enrolled and an increase of 6% in veterinary invoice expense per pet due to increases in the cost and utilization of veterinary care. Additionally, stock-based compensation expense increased $3.0 million during the period due to grants related to performance in the prior year, including the full impact of one-time team grants during the period of $2.3 million.
The cost of revenue for our other business segment increased by $18.0 million, or 90%, to $38.0 million for the three months ended March 31, 2021, primarily due to the increase in enrolled pets in this segment.

Technology and Development Expenses

	Three Months Ended March 31,		% Change
	2021	2020
	(in thousands, except percentages)
Technology and development	$3,731	$2,120	76%
Percentage of total revenue	2%	2%

Three months ended March 31, 2021 compared to three months ended March 31, 2020. Technology and development expenses increased by $1.6 million, or 76%, to $3.7 million for the three months ended March 31, 2021. Excluding stock-based compensation, technology and development expenses were $3.1 million, consistent with the prior period at 2% of revenue. The increase in expense was primarily due to development expenses of $0.8 million related to new product offerings and $0.6 million of increased stock-based compensation during the period due to grants related to performance in the prior year, including the full impact of one-time team grants during the period of $0.3 million.

General and Administrative Expenses

	Three Months Ended March 31,		% Change
	2021	2020
	(in thousands, except percentages)
General and administrative	$7,216	$4,860	48%
Percentage of total revenue	5%	4%

Three months ended March 31, 2021 compared to three months ended March 31, 2020. General and administrative expenses increased by $2.4 million, or 48%, to $7.2 million for the three months ended March 31, 2021. Excluding stock-based compensation, general and administrative expenses were $5.4 million, consistent with the prior period at 4% of revenue. The increase in expense was primarily due to a $0.5 million increase in compensation expense related primarily to increased headcount, a $0.4 million increase in legal, tax and other professional service fees, and a $0.3 million increase in facilities-related expenses. Additionally, stock-based compensation expense increased $1.1 million during the period due to grants related to performance in the prior year, including the full impact of one-time team grants during the period of $0.4 million.

Sales and Marketing Expenses

	Three Months Ended March 31,		% Change
	2021	2020
	(in thousands, except percentages, pet and per pet data)
Sales and marketing	$19,704	$10,442	89%
Percentage of total revenue	13%	9%
Subscription Business:
Total subscription pets enrolled (at period end)	609,835	508,480	20
Average pet acquisition cost (PAC)	$279	$247	13

Three months ended March 31, 2021 compared to three months ended March 31, 2020. Sales and marketing expenses increased by $9.3 million, or 89%, to $19.7 million for the three months ended March 31, 2021. Excluding stock-based compensation, sales and marketing expenses were $17.0 million or 11% of revenue in the first quarter of 2021, compared to 9% of revenue in the prior year. The increase was primarily due to new subscription pet enrollments increasing 54% year over year. The increase in total expense was primarily due to a $4.0 million increase in sales and marketing expenses to generate leads and increase conversion rates and a $3.3 million increase in compensation expenses primarily related to headcount increases, partially offset by a $0.3 million decrease in travel and conference expenses. Additionally, stock-based compensation expense increased $2.2 million during the period due to grants related to performance in the prior year, including the full impact of one-time team grants during the period of $1.3 million.

Depreciation and Amortization

	Three Months Ended March 31,		% Change
	2021	2020
	(in thousands, except percentages)
Depreciation and amortization	$3,093	$1,381	124%
Percentage of total revenue	2%	1%
Depreciation and amortization expenses have been reclassified as a separate line item in the consolidated statement of operations and prior period amounts have been reclassified from their original presentation to conform to the current period presentation. We elected to present depreciation and amortization expenses as a separate line item to better align with management's view of our operating results.
Three months ended March 31, 2021 compared to three months ended March 31, 2020. Depreciation and amortization expense increased by $1.7 million, or 124%, to $3.1 million for the three months ended March 31, 2021. The change was primarily due to a $1.1 million incremental amortization as a result of acquired intangible assets from the newly acquired software business.

Stock-based compensation
Three months ended March 31, 2021 compared to three months ended March 31, 2020. Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations. Stock-based compensation expense was $8.4 million during the quarter, up from $1.7 million in the prior year period. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants, including grants for the strong 2020 performance, calculated according to our equity incentive plan. Of the $8.4 million, $4.3 million related to a one-time 2020 performance grant, shared with the entire team, which was fully recognized during the quarter.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$(1,735)	$2,924
Net cash used in investing activities	(4,602)	(7,966)
Net cash provided by (used in) financing activities	(643)	3,904
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	230	(809)
Net change in cash, cash equivalents and restricted cash	$(6,750)	$(1,947)

As of March 31, 2021, we had $224.5 million in cash, cash equivalents and short-term investments. Most of the assets in our insurance subsidiary, American Pet Insurance Company (APIC), and our segregated cell entity, Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX, are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of March 31, 2021, total assets and liabilities held outside of our insurance entities were $252.0 million and $30.3 million, respectively, including $7.2 million of cash and cash equivalents that were segregated from other operating funds and held in trust for the payment of veterinary invoices on behalf of our insurance subsidiaries. For further information, refer to "—Regulation".
Our primary sources of liquidity are our existing cash, cash equivalents, and short-term investments, as well as cash provided by operations. We believe these sources are sufficient to fund our operations and capital requirements for the next 12 months. As we continue to grow and consider strategic opportunities, however, we may explore additional financing to fund our operations and growth or to meet capital requirements. Financing could include equity, equity-linked, or debt financing. Additional financing may not be available to us on acceptable terms, or at all.
Our primary requirements for liquidity are paying veterinary invoices, funding operations and capital requirements, investing in new member acquisition, investing in enhancements to our member experience, and servicing debt. In December 2020, we elected to terminate our line of credit facility and repaid all then outstanding obligations.
Operating Cash Flows
We derive operating cash flows from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments and to fund projects that improve our members' experience. Net cash used in operating activities was $1.7 million for the three months ended March 31, 2021, compared to a $2.9 million net cash provided by operating activities for the three months ended March 31, 2020. The change was primarily driven by increased pet acquisition spend during the quarter to drive new pet enrollments and future growth, as well as timing differences between collections from members and payments of veterinary invoices and payments to vendors. Changes in accounts receivable and deferred revenue were primarily related to annual policies with monthly payment terms within our other business segment.
Investing Cash Flows
Net cash used in investing activities was $4.6 million for the three months ended March 31, 2021, primarily related to the net purchase of investments to increase our statutory capital, as well as purchases of property, equipment and intangible assets, primarily related to development of internal use software focused on new product initiatives and member experience improvements.
Financing Cash Flows
Net cash used in financing activities was $0.6 million for the three months ended March 31, 2021, compared to $3.9 million net cash provided by financing activities during the same period in the prior year, primarily due to a $3.7 million decrease of borrowings from the line of credit facility. In December 2020, we elected to terminate the facility and repaid all then outstanding obligations.
Regulation
As of March 31, 2021, our insurance entities, APIC and WICL Segregated Account AX, held $91.3 million in short-term investments and $145.4 million in other current assets, including $26.8 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in APIC and WICL Segregated Account AX are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.

APIC
The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of the National Association of Insurance Commissioners (NAIC). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. As of December 31, 2020, APIC was required to maintain at least $79.1 million of risk-based capital to avoid this additional regulatory oversight. As of that date, APIC maintained $93.2 million of risk-based capital.
WICL Segregated Account AX
WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. During February 2020, our parent entity received a dividend of $4.7 million from WICL Segregated Account AX as allowed under our agreements with WICL. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Omega General Insurance Company, we are required to maintain a Canadian Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of December 31, 2020, the account held CAD $5.8 million.
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
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable vendor service agreements. Management believes there have been no material changes to our contractual obligation disclosure as of March 31, 2021, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2021, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and also to comply with many complex requirements and standards. We devote substantial resources to compliance with accounting requirements and we base our estimates on our best judgment, historical experience, information derived from third parties, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. However, various factors are causing our accounting to become complex, such as our recent building acquisition, our investments in strategic opportunities and our test expansion into foreign markets. Ongoing evolution of our business, further international expansion, and entry into complementary businesses such as pet food, may compound these complexities. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors or guidance we may have provided, resulting in a decline in our stock price and potential legal claims. Significant judgments, assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, reserve for veterinary invoices, business combinations, and income taxes.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 29, 2021, the Company’s Board of Directors (the “Board”) approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of the Company’s common stock. Under the stock repurchase program, the aggregate funds to be used for repurchases will be limited to 25% of the Company’s estimate of adjusted operating income for any given year. The Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. While the Board has approved the program, any repurchase will be subject to quarterly assessments based on parameters we set. These include uses of capital in a given quarter, available cash, and the stock price relative to the Company’s estimated intrinsic value.

The Company cannot predict when or if it will repurchase any shares of common stock as such stock repurchase program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plan, price, available cash, general business and market conditions, and alternative investment opportunities. Information regarding share repurchases will be available in the Company’s periodic reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission as required by the applicable rules of the Exchange Act.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-36537	3.1	8/28/2014

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-36537	3.1	6/3/2016

3.3	Amended and Restated Bylaws of the Registrant.	10-K	001-36537	3.3	2/12/2021

10.1+	Trupanion, Inc. Employee Severance and Change in Control Plan.	8-K	001-36537	10.1	2/4/2021

10.2	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2021.	10-K	001-36537	10.16	2/12/2021

10.3+	Compensation Program for Non-Employee Directors of Trupanion, Inc, as amended on January 29, 2021.	10-K	001-36537	10.17	2/12/2021

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan or arrangement.
*	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TRUPANION, INC.

Date: April 30, 2021	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2021	/s/ Tricia Plouf
Tricia Plouf Co-President and Chief Financial Officer (Principal Financial and Accounting Officer)