Form 10-Q
period 2021-06-30
TRUPANION, INC.
filed 2021-08-06
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 29, 2021, there were approximately 40,234,964 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRUPANION, INC. Consolidated Statements of Operations (in thousands, except share data) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$168,260	$117,920	$322,945	$229,221
Cost of revenue:
Veterinary invoice expense(1)	118,282	82,049	228,152	161,689
Other cost of revenue(1)	25,433	16,004	49,148	29,813
Total cost of revenue	143,715	98,053	277,300	191,502
Operating expenses:
Technology and development(1)	4,079	2,293	7,810	4,413
General and administrative(1)	7,435	5,073	14,651	9,933
Sales and marketing(1)	19,390	9,242	39,094	19,684
Depreciation and amortization	3,158	1,723	6,251	3,104
Total operating expenses	34,062	18,331	67,806	37,134
Gain (loss) from investment in joint venture	5	(27)	(80)	(86)
Operating (loss) income	(9,512)	1,509	(22,241)	499
Interest expense	3	341	1	720
Other income, net	(99)	(202)	(161)	(484)
(Loss) income before income taxes	(9,416)	1,370	(22,081)	263
Income tax (benefit) expense	(195)	17	(412)	43
Net (loss) income	$(9,221)	$1,353	$(21,669)	$220

Net (loss) income per share:
Basic	$(0.23)	$0.04	$(0.54)	$0.01
Diluted	$(0.23)	$0.04	$(0.54)	$0.01
Weighted average shares of common stock outstanding:
Basic	40,142,872	35,143,592	39,922,885	35,075,322
Diluted	40,142,872	36,688,167	39,922,885	36,601,927

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	$672	$245	$2,971	$423
Other cost of revenue	552	99	1,487	189
Technology and development	800	133	1,464	233
General and administrative	2,322	1,075	4,141	1,804
Sales and marketing	2,181	675	4,912	1,231

See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(9,221)	$1,353	$(21,669)	$220
Other comprehensive income (loss):
Foreign currency translation adjustments	373	291	991	(339)
Net unrealized gain (loss) on available-for-sale debt securities	1	5	1	—
Other comprehensive income (loss), net of taxes	374	296	992	(339)
Comprehensive (loss) income	$(8,847)	$1,649	$(20,677)	$(119)

See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Balance Sheets (in thousands, except share data)
	June 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$117,332	$139,878
Short-term investments	102,089	89,862
Accounts and other receivables	139,966	99,065
Prepaid expenses and other assets	10,535	8,222
Total current assets	369,922	337,027
Restricted cash	6,322	6,319
Long-term investments, at fair value	6,226	5,566
Property and equipment, net	74,405	72,602
Intangible assets, net	25,120	27,134
Other long-term assets	16,476	16,557
Goodwill	33,495	33,045
Total assets	$531,966	$498,250
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,863	$6,059
Accrued liabilities and other current liabilities	22,530	22,864
Reserve for veterinary invoices	35,856	28,929
Deferred revenue	126,614	92,547
Total current liabilities	189,863	150,399
Deferred tax liabilities	4,259	4,705
Other liabilities	3,639	3,207
Total liabilities	197,761	158,311
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 41,164,220 and 40,231,055 issued and outstanding at June 30, 2021; 40,383,972 and 39,450,807 shares issued and outstanding at December 31, 2020	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	453,950	439,007
Accumulated other comprehensive income (loss)	4,063	3,071
Accumulated deficit	(113,029)	(91,360)
Treasury stock, at cost: 933,165 shares at June 30, 2021 and 933,165 shares at December 31, 2020	(10,779)	(10,779)
Total stockholders’ equity	334,205	339,939
Total liabilities and stockholders’ equity	$531,966	$498,250

See accompanying notes to the consolidated financial statements.

Trupanion, Inc. Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2021	40,056,406	$—	$446,975	$(103,808)	$3,689	$(10,779)	$336,077
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	174,649	—	318	—	—	—	318
Stock-based compensation expense	—	—	6,657	—	—	—	6,657
Other comprehensive income (loss)	—	—	—	—	374	—	374
Net income (loss)	—	—	—	(9,221)	—	—	(9,221)
Balance at June 30, 2021	40,231,055	$—	$453,950	$(113,029)	$4,063	$(10,779)	$334,205

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2020	35,084,505	$—	$234,642	$(86,653)	$(385)	$(10,779)	$136,825
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	161,787	—	1,141	—	—	—	1,141
Stock-based compensation expense	—	—	2,294	—	—	—	2,294
Other comprehensive income (loss)	—	—	—	—	296	—	296
Net income (loss)	—	—	—	1,353	—	—	1,353
Balance at June 30, 2020	35,246,292	$—	$238,077	$(85,300)	$(89)	$(10,779)	$141,909

See accompanying notes to the consolidated financial statements.

Trupanion, Inc. Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2021	39,450,807	$—	$439,007	$(91,360)	$3,071	$(10,779)	$339,939
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	780,248	—	(325)	—	—	—	(325)
Stock-based compensation expense	—	—	15,268	—	—	—	15,268
Other comprehensive income (loss)	—	—	—	—	992	—	992
Net income (loss)	—	—	—	(21,669)	—	—	(21,669)
Balance at June 30, 2021	40,231,055	$—	$453,950	$(113,029)	$4,063	$(10,779)	$334,205

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2020	34,947,017	$—	$232,731	$(85,520)	$250	$(10,701)	$136,760
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	302,575	—	1,346	—	—	—	1,346
Stock-based compensation expense	—	—	4,000	—	—	—	4,000
Repurchase of common stock	(3,300)	—	—	—	—	(78)	(78)
Other comprehensive income (loss)	—	—	—	—	(339)	—	(339)
Net income (loss)	—	—	—	220	—	—	220
Balance at June 30, 2020	35,246,292	$—	$238,077	$(85,300)	$(89)	$(10,779)	$141,909

See accompanying notes to the consolidated financial statements.

TRUPANION, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net (loss) income	$(21,669)	$220
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	6,251	3,104
Stock-based compensation expense	14,975	3,880
Other, net	(545)	102
Changes in operating assets and liabilities:
Accounts and other receivables	(40,796)	(26,102)
Prepaid expenses and other assets	(2,092)	(444)
Accounts payable, accrued liabilities, and other liabilities	(872)	516
Reserve for veterinary invoices	6,870	3,264
Deferred revenue	33,956	23,234
Net cash (used in) provided by operating activities	(3,922)	7,774
Investing activities
Purchases of investment securities	(43,373)	(26,550)
Maturities of investment securities	30,580	20,804
Purchases of property, equipment and intangible assets	(5,770)	(3,239)
Other	(73)	107
Net cash used in investing activities	(18,636)	(8,878)
Financing activities
Proceeds from exercise of stock options	2,358	1,667
Shares withheld to satisfy tax withholding	(2,751)	(441)
Borrowings from line of credit, net of financing fees	—	3,735
Repayments to line of credit	—	(2,500)
Other	—	(78)
Net cash (used in) provided by financing activities	(393)	2,383
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	408	(434)
Net change in cash, cash equivalents, and restricted cash	(22,543)	845
Cash, cash equivalents, and restricted cash at beginning of period	146,197	30,568
Cash, cash equivalents, and restricted cash at end of period	$123,654	$31,413
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$548	$273
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
The financial data as of December 31, 2020 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on February 12, 2021 (the 2020 10-K). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2020 10-K. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
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
The components of basic and diluted earnings per share were as follows (in thousands except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings per share:
Net (loss) income	$(9,221)	$1,353	$(21,669)	$220
Shares used in computation:
Weighted average shares of common stock outstanding	40,142,872	35,143,592	39,922,885	35,075,322
Basic earnings per share	$(0.23)	$0.04	$(0.54)	$0.01

Diluted earnings per share:
Net (loss) income	$(9,221)	$1,353	$(21,669)	$220
Shares used in computation:
Weighted average shares of common stock outstanding	40,142,872	35,143,592	39,922,885	35,075,322
Stock options	—	1,390,249	—	1,382,192
Restricted stock awards and units	—	154,326	—	144,413
Weighted average shares of diluted common stock outstanding	40,142,872	36,688,167	39,922,885	36,601,927
Diluted earnings per share	$(0.23)	$0.04	$(0.54)	$0.01
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	916,434	—	916,434	—
Restricted stock awards and restricted stock units	1,175,228	56,311	1,175,228	56,311

3. Investments
The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of June 30, 2021 and December 31, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of June 30, 2021
Long-term investments:
Foreign deposits	$5,224	$—	$—	$5,224
Municipal bond	1,000	2	—	1,002
	$6,224	$2	$—	$6,226
Short-term investments:
U.S. Treasury securities	$8,999	$—	$(2)	$8,997
Certificates of deposit	3,371	—	—	3,371
U.S. government funds	89,719	—	—	89,719
	$102,089	$—	$(2)	$102,087

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2020
Long-term investments:
Foreign deposits	$4,564	$—	$—	$4,564
Municipal bond	1,000	2	—	1,002
	$5,564	$2	$—	$5,566
Short-term investments:
U.S. Treasury securities	$6,494	$—	$(2)	$6,492
Certificates of deposit	1,696	—	—	1,696
U.S. government funds	81,672	—	—	81,672
	$89,862	$—	$(2)	$89,860
Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	As of June 30, 2021
	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	$6,224	$6,226
	$6,224	$6,226

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
Additionally, the Company has extended a $2.5 million revolving line of credit to the variable interest entity to fund its inventory purchases. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit was $2.5 million as of June 30, 2021 and December 31, 2020. The Company has also entered into a series of agreements to provide ancillary services to the variable interest entity at cost. The Company provided $0.4 million and $0.7 million of these services for the six months ended June 30, 2021 and 2020, respectively, which were recorded against its operating expenses.
Investment in Joint Venture
In September 2018, the Company acquired a non-controlling equity interest in a joint venture in Australia, whereby it has committed to licensing certain intellectual property and contributing up to $2.2 million AUD upon the achievement of specific operational milestones over a period of at least four years from the agreement execution date. As of June 30, 2021, the Company has contributed $0.6 million AUD. This equity investment is accounted for using the equity method and is classified in other long-term assets on the Company's consolidated balance sheet. The Company's share of income and losses from this equity method investment is included in gain (loss) from investment in joint venture on its consolidated statement of operations. Also included in this line item are income and expenses associated with administrative services provided to the joint venture.

5. Fair Value
Investments
The following tables summarize, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of June 30, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$6,322	$6,322	$—	$—
Money market funds	80,656	80,656	—	—
Fixed maturities:
Foreign deposits	5,224	5,224	—	—
Municipal bond	1,002	—	1,002	—
Investment in variable interest entity	7,949	—	—	7,949
Total	$101,153	$92,202	$1,002	$7,949

	As of December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$6,319	$6,319	$—	$—
Money market funds	99,054	99,054	—	—
Fixed maturities:
Foreign deposits	4,564	4,564	—	—
Municipal bond	1,002	—	1,002	—
Investment in variable interest entity	7,949	—	—	7,949
Total	$118,888	$109,937	$1,002	$7,949

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

The Company's preferred stock investment in the variable interest entity (see Note 4) is accounted for as an available-for-sale debt security and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. Estimated fair value was $7.9 million as of June 30, 2021, unchanged from December 31, 2020, recorded in other long-term assets on the Company's consolidated balance sheet.
Fair Value Disclosures
The Company's other long-term assets balance included notes receivable of $6.1 million as of June 30, 2021 and December 31, 2020, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy and is based on market interest rates and the assessed creditworthiness of the third party. There was no significant activity in Level 3 of the hierarchy during the six months ended June 30, 2021.

The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the six months ended June 30, 2021 and the year ended December 31, 2020.

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

Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Six Months Ended June 30,
Subscription	2021	2020
Reserve at beginning of year	$19,925	$15,541
Veterinary invoices during the period related to:
Current year	171,795	130,825
Prior years	(816)	393
Total veterinary invoice expense	170,979	131,218
Amounts paid during the period related to:
Current year	152,382	116,676
Prior years	14,420	12,129
Total paid	166,802	128,805
Non-cash expenses	3,089	514
Reserve at end of period	$21,013	$17,440

The Company's reserve for the subscription business segment increased from $19.9 million at December 31, 2020 to $21.0 million at June 30, 2021. This change was comprised of $171.0 million in expense recorded during the period less $166.8 million in payments of veterinary invoices. The $171.0 million in veterinary invoice expense incurred included a reduction of $0.8 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the six months ended June 30, 2020, the Company increased prior year reserves by $0.4 million as a result of analysis of payment trends.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Six Months Ended June 30,
Other Business	2021	2020
Reserve at beginning of year	$9,004	$5,653
Veterinary invoices during the period related to:
Current year	57,487	30,650
Prior years	(314)	(179)
Total veterinary invoice expense	57,173	30,471
Amounts paid during the period related to:
Current year	43,038	23,994
Prior years	8,296	5,190
Total paid	51,334	29,184
Non-cash expenses	—	—
Reserve at end of period	$14,843	$6,940

The Company’s reserve for the other business segment increased from $9.0 million at December 31, 2020 to $14.8 million at June 30, 2021. This change was comprised of $57.2 million in expense recorded during the period less $51.3 million in payments of veterinary invoices. The $57.2 million in veterinary invoice expense incurred included a reduction of $0.3 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the six months ended June 30, 2020, the Company decreased prior year reserves by $0.2 million as a result of analysis of payment trends.

Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of June 30, 2021
Year of Occurrence
2019 and prior	$1,422
2020	3,266
2021	16,325
$21,013

Other Business	As of June 30, 2021
Year of Occurrence
2019 and prior	$—
2020	394
2021	14,449
$14,843

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Veterinary invoice expense	$672	$245	$2,971	$423
Other cost of revenue	552	99	1,487	189
Technology and development	800	133	1,464	233
General and administrative	2,322	1,075	4,141	1,804
Sales and marketing	2,181	675	4,912	1,231
Total expensed stock-based compensation	6,527	2,227	14,975	3,880
Capitalized stock-based compensation	131	67	293	120
Total stock-based compensation	$6,658	$2,294	$15,268	$4,000

As of June 30, 2021, the Company had 418 unvested stock options and 1,175,228 unvested restricted stock units that are expected to vest. Stock-based compensation expenses of $76.9 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 3.0 years.

Stock Options
A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	1,459,290	$9.93	$160,200
Granted	—	—	—
Exercised	(540,437)	4.49	48,468
Forfeited	(2,419)	11.77	—
Outstanding as of June 30, 2021	916,434	13.13	93,445

Exercisable as of June 30, 2021	916,016	$13.13	$93,407

As of June 30, 2021, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 4.5 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2020	782,755	$34.81
Granted	686,647	100.58
Vested	(270,875)	40.00
Forfeited	(23,299)	70.96
Unvested shares as of June 30, 2021	1,175,228	$71.33

9. Stockholders' Equity
Common Stock and Preferred Stock
As of June 30, 2021, the Company had 100,000,000 shares of common stock authorized and 40,231,055 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At June 30, 2021, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the Board), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of the Company’s common stock. The Company did not repurchase any shares during the three months ended June 30, 2021.

10. Segments
The Company has two reporting segments: subscription business and other business. The subscription business segment currently includes revenue from subscription fees related to the Company's "Trupanion" branded products, while the other business segment is comprised of revenue from other product offerings that generally have a business-to-business relationship and a different margin profile than our subscription segment, including revenue from writing policies on behalf of third parties and revenue from other products and software solutions.

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
Operating income (loss) of the Company’s segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Subscription business:
Revenue	$120,373	$92,453	$233,665	$181,937
Veterinary invoice expense	87,253	66,030	170,979	131,218
Other cost of revenue	12,493	8,564	24,304	16,798
Technology and development	2,918	1,798	5,651	3,502
General and administrative	5,319	3,977	10,604	7,884
Sales and marketing	19,272	9,051	38,805	19,330
Depreciation and amortization	2,259	1,351	4,524	2,462
Subscription business operating income (loss)	(9,141)	1,682	(21,202)	743

Other business:
Revenue	47,887	25,467	89,280	47,284
Veterinary invoice expense	31,029	16,019	57,173	30,471
Other cost of revenue	12,940	7,440	24,844	13,015
Technology and development	1,161	495	2,159	911
General and administrative	2,116	1,096	4,047	2,049
Sales and marketing	118	191	289	354
Depreciation and amortization	899	372	1,727	642
Other business operating income (loss)	(376)	(146)	(959)	(158)
Gain (loss) from investment in joint venture	5	(27)	(80)	(86)
Total operating income (loss)	$(9,512)	$1,509	$(22,241)	$499

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$139,128	$99,056	$266,887	$191,580
Canada and other	29,132	18,864	56,058	37,641
Total revenue	$168,260	$117,920	$322,945	$229,221
Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2021 and December 31, 2020.

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

12. Related Parties
In August 2018, the Company invested $0.3 million in a limited liability entity in exchange for a 17.5% ownership interest. The investee is considered to be a related party, as the Company has the ability to exercise significant influence over the investee. In February 2020, the Company entered into a service agreement with the investee, under which the Company incurred $0.8 million and $1.6 million of expenses for consulting services provided by the investee during the three and six months ended June 30, 2021, respectively.

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
Our Response to the COVID-19 Pandemic
We have not experienced a material adverse impact on our business due to COVID-19, but we continue to monitor conditions closely and adapt our operations to meet federal, state and local guidance. Our focus remains on promoting employee health and safety, serving our members and ensuring business continuity. Our Seattle headquarters is now open for those who want to work in that office, in compliance with applicable regulations and guidance.
While conditions appear to be improving, particularly as more people get vaccinated, the impacts of COVID-19 and related economic conditions on our results are highly uncertain and in many ways outside of our control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult, if possible, to anticipate. For additional details, see the section titled "Risk Factors."

Key Operating Metrics
The following tables set forth total pets enrolled and key operating metrics for our subscription business for the six months ended June 30, 2021 and 2020 and for each of the last eight fiscal quarters.

	Six Months Ended June 30,
	2021	2020
Total Business:
Total pets enrolled (at period end)	1,024,226	744,727
Subscription Business:
Total subscription pets enrolled (at period end)	643,395	529,400
Monthly average revenue per pet	$63.34	$59.19
Lifetime value of a pet, including fixed expenses	$681	$597
Average pet acquisition cost (PAC)	$281	$222
Average monthly retention	98.72%	98.66%

	Three Months Ended
	June. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019
Total Business:
Total pets enrolled (at period end)	1,024,226	943,854	862,928	804,251	744,727	687,435	646,728	613,694
Subscription Business:
Total subscription pets enrolled (at period end)	643,395	609,835	577,957	552,909	529,400	508,480	494,026	479,427
Monthly average revenue per pet	$63.69	$62.97	$62.03	$60.87	$59.40	$58.96	$58.58	$58.12
Lifetime value of a pet, including fixed expenses	$681	$684	$653	$615	$597	$535	$523	$511
Average pet acquisition cost (PAC)	$284	$279	$272	$261	$199	$247	$222	$208
Average monthly retention	98.72%	98.73%	98.71%	98.69%	98.66%	98.59%	98.58%	98.59%

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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of June 30, 2021 is an average of each month’s retention from July 1, 2020 through June 30, 2021. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.
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

The following tables reconcile net acquisition cost to sales and marketing expense (in thousands) for the six months ended June 30, 2021 and 2020 and for each of the last eight fiscal quarters:

	Six Months Ended June 30,
	2021	2020
Sales and marketing expense	$39,094	$19,684
Net of sign-up fee revenue	(2,524)	(1,546)
Excluding:
Stock-based compensation expense	(4,912)	(1,231)
Other business segment sales and marketing expense	(289)	(354)
Net acquisition cost	$31,369	$16,553

	Three Months Ended
	June. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019
Sales and marketing expense	$19,390	$19,704	$14,809	$13,344	$9,242	$10,442	$9,212	$9,255
Net of sign-up fee revenue	(1,260)	(1,264)	(919)	(827)	(781)	(765)	(730)	(790)
Excluding:
Stock-based compensation expense	(2,181)	(2,731)	(801)	(741)	(675)	(556)	(547)	(577)
Other business segment sales and marketing expense	(118)	(171)	(201)	(265)	(191)	(163)	(152)	(94)
Net acquisition cost	$15,831	$15,538	$12,888	$11,511	$7,595	$8,958	$7,783	$7,794
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
Stock-based compensation
Stock-based compensation is included in the cost and expense line items above. Stock-based compensation will vary depending on corporate performance, measured by the estimated increase in our intrinsic value. For example, when the company has delivered strong performance, stock-based compensation may increase as a result of incentive-based grants being awarded according to our equity incentive plan.

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
Timing of initiatives. Over time we plan to implement new initiatives to improve our member experience, make modifications to our subscription plan, introduce new coverage plans, pursue pet food or other adjacent opportunities, improve our technology, increase the veterinary hospitals using our direct pay software, and find other ways to maintain a strong value proposition for our members. These initiatives will sometimes be accompanied by price adjustments, in order to compensate for an increase in benefits received by our members. The implementation of such initiatives may not always coincide with the timing of price adjustments, resulting in fluctuations in revenue and profitability in our subscription business segment.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Subscription business	$120,373	$92,453	$233,665	$181,937
Other business	47,887	25,467	89,280	47,284
Total revenue	168,260	117,920	322,945	229,221
Cost of revenue:
Subscription business(1)	99,746	74,594	195,283	148,016
Other business	43,969	23,459	82,017	43,486
Total cost of revenue	143,715	98,053	277,300	191,502
Operating expenses:
Technology and development(1)	4,079	2,293	7,810	4,413
General and administrative(1)	7,435	5,073	14,651	9,933
Sales and marketing(1)	19,390	9,242	39,094	19,684
Depreciation and amortization	3,158	1,723	6,251	3,104
Total operating expenses	34,062	18,331	67,806	37,134
Gain (loss) from investment in joint venture	5	(27)	(80)	(86)
Operating (loss) income	(9,512)	1,509	(22,241)	499
Interest expense	3	341	1	720
Other income, net	(99)	(202)	(161)	(484)
(Loss) income before income taxes	(9,416)	1,370	(22,081)	263
Income tax (benefit) expense	(195)	17	(412)	43
Net (loss) income	$(9,221)	$1,353	$(21,669)	$220

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$1,224	$344	$4,458	$612
Technology and development	800	133	1,464	233
General and administrative	2,322	1,075	4,141	1,804
Sales and marketing	2,181	675	4,912	1,231
Total stock-based compensation expense	$6,527	$2,227	$14,975	$3,880

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	85	83	86	84
Operating expenses:
Technology and development	2	2	2	2
General and administrative	4	4	5	4
Sales and marketing	12	8	12	9
Depreciation and amortization	2	1	2	1
Total operating expenses	20	16	21	16
Gain (loss) from investment in joint venture	—	—	—	—
Operating (loss) income	(6)	1	(7)	—
Interest expense	—	—	—	—
Other income, net	—	—	—	—
(Loss) income before income taxes	(6)	1	(7)	—
Income tax (benefit) expense	—	—	—	—
Net (loss) income	(5)%	1%	(7)%	—%

Stock-based compensation expense:	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(as a percentage of revenue)
Cost of revenue	1%	—%	1%	—%
Technology and development	—	—	—	—
General and administrative	1	1	1	1
Sales and marketing	1	1	2	1
Total stock-based compensation expense	4%	2%	5%	2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	83	81	84	81

Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$120,373	$92,453	30%	$233,665	$181,937	28%
Other business	47,887	25,467	88	89,280	47,284	89
Total revenue	$168,260	$117,920	43	$322,945	$229,221	41

Percentage of Revenue by Segment:
Subscription business	72%	78%		72%	79%
Other business	28	22		28	21
Total revenue	100%	100%		100%	100%

Total pets enrolled (at period end)	1,024,226	744,727	38	1,024,226	744,727	38
Total subscription pets enrolled (at period end)	643,395	529,400	22	643,395	529,400	22
Monthly average revenue per pet	$63.69	$59.40	7	$63.34	$59.19	7
Average monthly retention	98.72%	98.66%		98.72%	98.66%

Three months ended June 30, 2021 compared to three months ended June 30, 2020. Total revenue increased by $50.3 million, or 43%, to $168.3 million for the three months ended June 30, 2021. Revenue from our subscription business segment increased by $27.9 million, or 30%, to $120.4 million for the three months ended June 30, 2021. This increase in subscription business revenue was primarily due to a 22% increase in total subscription pets enrolled as of June 30, 2021 compared to a year ago, and a 7% year over year increase in average revenue per pet (approximately 4% on a constant currency basis). Increases in pricing were primarily due to the increased cost and utilization of veterinary care, as well as changes in the Canadian currency exchange rate. Revenue from our other business segment increased by $22.4 million, or 88%, to $47.9 million for the three months ended June 30, 2021, primarily due to a 77% increase in enrolled pets in this segment.
Six months ended June 30, 2021 compared to six months ended June 30, 2020. Total revenue increased by $93.7 million, or 41%, to $322.9 million for the six months ended June 30, 2021. Revenue from our subscription business segment increased by $51.7 million, or 28%, to $233.7 million. This increase in subscription business revenue was primarily due to a 22% increase in total subscription pets enrolled as of June 30, 2021 compared to a year ago, and a 7% year over year increase in average revenue per pet (approximately 5% on a constant currency basis). Increases in pricing were primarily due to the increased cost and utilization of veterinary care, as well as changes in the Canadian currency exchange rate. Revenue from our other business segment increased by $42.0 million, or 89%, to $89.3 million for the six months ended June 30, 2021, primarily due to a 77% increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$87,253	$66,030	32%	$170,979	$131,218	30%
Other cost of revenue	12,493	8,564	46	24,304	16,798	45
Total cost of revenue	99,746	74,594	34	195,283	148,016	32
Other business:
Veterinary invoice expense	31,029	16,019	94	57,173	30,471	88
Other cost of revenue	12,940	7,440	74	24,844	13,015	91
Total cost of revenue	$43,969	$23,459	87	82,017	43,486	89

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	72%	71%		73%	72%
Other cost of revenue	10	9		10	9
Total cost of revenue	83	81		84	81
Other business:
Veterinary invoice expense	65	63		64	64
Other cost of revenue	27	29		28	28
Total cost of revenue	92%	92%		92	92

Total pets enrolled (at period end)	1,024,226	744,727	38	1,024,226	744,727	38
Total subscription pets enrolled (at period end)	643,395	529,400	22	643,395	529,400	22
Monthly average revenue per pet	$63.69	$59.40	7	$63.34	$59.19	7

Three months ended June 30, 2021 compared to three months ended June 30, 2020. Cost of revenue for our subscription business segment was $99.7 million for the three months ended June 30, 2021, compared to $74.6 million for the same period in the prior year. The increase of 34% in subscription cost of revenue was primarily the result of a 22% increase in subscription pets enrolled and the increase in veterinary invoice expense per pet, which was attributable to both increased cost and utilization of veterinary care and lower than normal veterinary invoice expense in the second quarter of the prior year due to the impacts of COVID-19. Additionally, stock-based compensation expense increased $0.9 million during the period due to new performance grants in the first quarter of this year. Cost of revenue for our other business segment increased by $20.5 million, or 87%, to $44.0 million for the three months ended June 30, 2021, primarily due to the increase in enrolled pets in this segment.
Six months ended June 30, 2021 compared to six months ended June 30, 2020. Cost of revenue for our subscription business segment was $195.3 million for the six months ended June 30, 2021, compared to $148.0 million for the same period in the prior year. The increase of 32% in subscription cost of revenue was primarily the result of a 22% increase in subscription pets enrolled and an increase of 7% in veterinary invoice expense per pet due to increases in the cost and utilization of veterinary care. Additionally, stock-based compensation expense increased $3.8 million during the period due to new performance grants in the first quarter of this year, including the full impact of one-time team grants of $2.3 million in the first quarter of this year. Cost of revenue for our other business segment increased by $38.5 million, or 89%, to $82.0 million for the six months ended June 30, 2021, primarily due to the increase in enrolled pets in this segment.

Technology and Development Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
	(in thousands, except percentages)
Technology and development	$4,079	$2,293	78%	$7,810	$4,413	77%
Percentage of total revenue	2%	2%		2%	2%
Three months ended June 30, 2021 compared to three months ended June 30, 2020. Technology and development expenses increased by $1.8 million, or 78%, to $4.1 million for the three months ended June 30, 2021. The increase was primarily driven by development expenses of $1.1 million related to new product offerings, or 0.7% of total revenue, and $0.7 million of increased stock-based compensation during the period due to new performance grants in the first quarter of this year. Overall, technology and development expenses remained consistent at approximately 2% of revenue year over year.
Six months ended June 30, 2021 compared to six months ended June 30, 2020. Technology and development expenses increased by $3.4 million, or 77%, to $7.8 million for the six months ended June 30, 2021. The increase was primarily driven by development expenses of $1.9 million related to new product offerings, or 0.6% of total revenue, and $1.2 million of increased stock-based compensation during the period due to new performance grants in the first quarter of this year. Overall, technology and development expenses remained consistent at approximately 2% of revenue year over year.

General and Administrative Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
	(in thousands, except percentages)
General and administrative	$7,435	$5,073	47%	$14,651	$9,933	47%
Percentage of total revenue	4%	4%		5%	4%

Three months ended June 30, 2021 compared to three months ended June 30, 2020. General and administrative expenses increased by $2.4 million, or 47%, to $7.4 million for the three months ended June 30, 2021. The increase in expense was primarily due to a $1.2 million increase in stock-based compensation, a $0.5 million increase in compensation expense related primarily to increased headcount, a $0.4 million increase in facilities-related expenses, and a $0.3 million increase in legal, tax and other professional service fees. Overall, general and administrative expenses remained consistent at 4% of revenue year over year.
Six months ended June 30, 2021 compared to six months ended June 30, 2020. General and administrative expenses increased by $4.7 million, or 47%, to $14.7 million for the six months ended June 30, 2021. The increase in expense was primarily due to a $2.3 million increase in stock-based compensation, a $1.0 million increase in compensation expense related primarily to increased headcount, a $0.8 million increase in facilities-related expenses, and a $0.7 million increase in legal, tax and other professional service fees. Overall, general and administrative expenses remained consistent at approximately 4% to 5% of revenue year over year.

Sales and Marketing Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
	(in thousands, except percentages, pet and per pet data)
Sales and marketing	$19,390	$9,242	110%	$39,094	$19,684	99%
Percentage of total revenue	12%	8%		12%	9%
Subscription Business:
Total subscription pets enrolled (at period end)	643,395	529,400	22	643,395	529,400	22
Average pet acquisition cost (PAC)	$284	$199	43	$281	$222	27

Three months ended June 30, 2021 compared to three months ended June 30, 2020. Sales and marketing expenses increased by $10.1 million, or 110%, to $19.4 million for the three months ended June 30, 2021, driving new subscription pet enrollments to increase 46% year over year. The $10.1 million increase was primarily attributable to a $5.4 million increase in sales and marketing expenses to generate leads and increase conversion rates and a $3.1 million increase in compensation expenses primarily related to headcount increases. Additionally, stock-based compensation expense increased $1.5 million during the period due to new performance grants in the first quarter of this year.
Six months ended June 30, 2021 compared to six months ended June 30, 2020. Sales and marketing expenses increased by $19.4 million, or 99%, to $39.1 million for the six months ended June 30, 2021, driving new subscription pet enrollments to increase 50% year over year. The $19.4 million increase was attributable to a $9.1 million increase in sales and marketing expenses to generate leads and increase conversion rates and a $6.5 million increase in compensation expenses primarily related to headcount increases. Additionally, stock-based compensation expense increased $3.7 million during the period due to new performance grants in the first quarter of this year.

Depreciation and Amortization

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
	(in thousands, except percentages)
Depreciation and amortization	$3,158	$1,723	83%	$6,251	$3,104	101%
Percentage of total revenue	2%	1%		2%	1%
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
Three months ended June 30, 2021 compared to three months ended June 30, 2020. Depreciation and amortization expense increased by $1.4 million, or 83%, to $3.2 million for the three months ended June 30, 2021. The change was primarily due to $1.1 million incremental amortization as a result of acquired intangible assets in the fourth quarter of 2020.
Six months ended June 30, 2021 compared to six months ended June 30, 2020. Depreciation and amortization expense increased by $3.1 million, or 101%, to $6.3 million for the six months ended June 30, 2021. In addition to increased depreciation that is in line with business growth, the change was primarily due to $2.1 million incremental amortization as a result of acquired intangible assets in the fourth quarter of 2020.

Stock-based compensation
Three months ended June 30, 2021 compared to three months ended June 30, 2020. Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above. Stock-based compensation expense in total was $6.5 million during the quarter, up from $2.2 million in the prior year period. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants, including grants in the first quarter of this year for the strong 2020 performance, calculated according to our equity incentive plan.
Six months ended June 30, 2021 compared to six months ended June 30, 2020. Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above. Stock-based compensation expense in total was $15.0 million during the quarter, up from $3.9 million in the prior year period. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants, including grants in the first quarter of this year for the strong 2020 performance, calculated according to our equity incentive plan. Of the $15.0 million, $4.3 million was related to a one-time 2020 performance grant, shared with the entire team and fully recognized in the first quarter of this year.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$(3,922)	$7,774
Net cash used in investing activities	(18,636)	(8,878)
Net cash provided by (used in) financing activities	(393)	2,383
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	408	(434)
Net change in cash, cash equivalents and restricted cash	$(22,543)	$845

As of June 30, 2021, we had $219.4 million in cash, cash equivalents and short-term investments. Most of the assets in our insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of June 30, 2021, total assets and liabilities held outside of our insurance entities were $237.8 million and $28.5 million, respectively, including $6.8 million of cash and cash equivalents that were segregated from other operating funds and held in trust for the payment of veterinary invoices on behalf of our insurance subsidiaries. For further information, refer to "—Regulation".
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
Our primary requirements for liquidity are paying veterinary invoices, funding operations and capital requirements, investing in new member acquisition, and investing in enhancements to our member experience. In December 2020, we elected to terminate our line of credit facility and repaid all then outstanding obligations.
In April 2021, our Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of our common stock. While the Board has approved the program, any repurchase will be subject to quarterly assessments based on parameters we set. We cannot predict the timing or extent of any repurchases of shares of common stock, as such repurchases will depend on a number of factors, some of which are beyond our control. These include uses of capital in a given quarter, available cash, our stock price relative to our estimated intrinsic value, and general market conditions. We did not repurchase any shares under this program during the quarter ended June 30, 2021.
Operating Cash Flows
We derive operating cash flows primarily from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments and to fund projects that improve our members' experience. Net cash used in operating activities was $3.9 million for the six months ended June 30, 2021, compared to a $7.8 million net cash provided by operating activities for the six months ended June 30, 2020. The change was primarily driven by increased pet acquisition spend during the quarter to drive new pet enrollments and future growth, faster payment of veterinary invoices as a result of increased utilization of claim automation, as well as timing differences between collections from members and payments of veterinary invoices and payments to vendors. Changes in accounts receivable and deferred revenue were primarily related to annual policies with monthly payment terms within our other business segment.
Investing Cash Flows
Net cash used in investing activities was $18.6 million for the six months ended June 30, 2021, primarily related to the net purchase of investments to increase our statutory capital, as well as purchases of property, equipment and intangible assets, primarily related to development of internal use software focused on new product initiatives and member experience improvements.
Financing Cash Flows
Net cash used in financing activities was $0.4 million for the six months ended June 30, 2021, compared to $2.4 million net cash provided by financing activities during the same period in the prior year, primarily due to a decrease in borrowings under the line of credit facility. In December 2020, we elected to terminate the facility and repaid all then outstanding obligations.

Regulation
As of June 30, 2021, our insurance entities collectively held $102.0 million in short-term investments and $162.8 million in other current assets, including $22.0 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in our insurance entities are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. We expect our required capital held within our insurance entities to grow as our business grows.
American Pet Insurance Company (APIC)
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
ZPIC Insurance Company (ZPIC)
We established a new wholly-owned insurance subsidiary, ZPIC, in the second quarter of 2021. ZPIC is domiciled in the state of Missouri. As of June 30, 2021, ZPIC has not started underwriting any insurance policies.
Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX
WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. In April 2021, our parent entity received a dividend of $5.6 million from WICL Segregated Account AX as allowed under our agreements with WICL. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Omega General Insurance Company, we are required to maintain a Canadian Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of December 31, 2020, the account held CAD $5.8 million.
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
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable vendor service agreements. Management believes there have been no material changes to our contractual obligation disclosure as of June 30, 2021, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2021, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
Summary of Material Risk Factors
Our business is subject to numerous risks and uncertainties of which you should be aware. Among others, these risks relate to:
•Our results of operations, including adverse impacts from the ongoing COVID-19 pandemic, our significant net losses since inception, our ability to achieve or maintain profitability in the future, and our ability to maintain our rate of revenue growth;
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
•The economic impact on consumers resulting from the COVID-19 pandemic and related public health measures may result in decreased new enrollments in our subscription and increased cancellations as consumers may shift their spending in response to economic uncertainty. Such a shift could materially adversely affect us if we are unable to adjust our subscription to match consumer needs.
•Governmental lockdowns, restrictions or new regulations have and could in the future impact the ability of our Territory Partners to conduct face-to-face visits with veterinarians and their staff. The extent and/or duration of these restrictions and limitations could impact our ability to promote and support our subscription through the veterinary channel.
•While we have not seen definitive evidence, some veterinarians have reported that pets may contract COVID-19. The extent to which COVID-19 may be communicable among humans, dogs and cats and its health impact on pets is somewhat uncertain and an increase in COVID-19 among pets may cause our veterinary invoice expense to increase.
•While we are not currently experiencing any meaningful decreases in veterinary invoice expenses, several insurance companies within the property and casualty insurance space have provided refunds to policyholders in light of reduced claims trends they are experiencing, and it is possible that state insurance regulators may require us to provide refunds or otherwise change our behavior.
•The duration of the pandemic, whether it may recur, and its other long-term impacts are highly uncertain and cannot be predicted. These risks and uncertainties make it challenging to manage our growth, maintain business relationships, price our subscription plans and otherwise plan for our business.
Beginning in spring 2020, in accordance with local and state directives, we shifted our operations from our corporate office facility located in Seattle, Washington, and substantially all of our personnel began working from home. As COVID-19 related restrictions ease and more people get vaccinated, we have begun the process of transitioning those personnel who are comfortable working in an office setting back to our corporate office facility but a significant number of our personnel continue to work from home. While we learned during COVID-19 that we can work very effectively in a fully-remote environment, the partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of corporate culture, greater exposure to cybersecurity threats, or other operational risks. Similarly, many of our Territory Partners, our vendors, the businesses for which we write policies in our other business segment, and our strategic partners may continue to work from home, and many veterinary hospitals are working at reduced staffing levels and hours of operation.
In addition, our management team has spent, and will likely continue to spend, significant time, attention and resources monitoring the COVID-19 pandemic and associated global economic uncertainty and seeking to manage its effects on our business and workforce. Our efforts to re-open our corporate office facility safely may also expose our employees and other third parties to health risks and us to associated liability, and they will involve additional financial burdens.
While the pandemic conditions appear to be improving, the impacts of COVID-19 and related economic conditions on our results remain highly uncertain and in many ways outside of our control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult, if possible, to anticipate.
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

Our business and financial condition is subject to risks related to our writing of policies for unaffiliated third parties.
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
Our Board recently approved an Employee Severance and Change in Control Plan that applies to each employee of our company. This plan provides certain benefits to our employees in the event there is a change in control of our company and an employee is terminated under certain conditions. Potential acquirers may determine that the possible payments under this plan make an acquisition of our company unattractive.

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

TRUPANION, INC.

Date: August 5, 2021	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	/s/ Tricia Plouf
Tricia Plouf Co-President and Chief Financial Officer (Principal Financial and Accounting Officer)