Form 10-Q
period 2021-09-30
TRUPANION, INC.
filed 2021-11-04
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 28, 2021, there were approximately 40,368,077 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRUPANION, INC. Consolidated Statements of Operations (in thousands, except share data) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$181,667	$130,120	$504,612	$359,341
Cost of revenue:
Veterinary invoice expense(1)	125,058	91,266	353,210	252,955
Other cost of revenue(1)	28,443	18,265	77,591	48,078
Total cost of revenue	153,501	109,531	430,801	301,033
Operating expenses:
Technology and development(1)	4,391	2,426	12,201	6,839
General and administrative(1)	8,246	5,412	22,897	15,345
Sales and marketing(1)	19,708	13,344	58,802	33,028
Depreciation and amortization	2,944	1,666	9,195	4,770
Total operating expenses	35,289	22,848	103,095	59,982
Gain (loss) from investment in joint venture	(69)	2	(149)	(84)
Operating loss	(7,192)	(2,257)	(29,433)	(1,758)
Interest expense	—	324	1	1,044
Other income, net	(61)	(49)	(222)	(533)
Gain (loss) before income taxes	(7,131)	(2,532)	(29,212)	(2,269)
Income tax expense (benefit)	(312)	26	(724)	69
Net loss	$(6,819)	$(2,558)	$(28,488)	$(2,338)

Net loss per share:
Basic and diluted	$(0.17)	$(0.07)	$(0.71)	$(0.07)
Weighted average shares of common stock outstanding:
Basic and diluted	40,283,818	35,426,742	40,044,518	35,193,317

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	$769	$337	$3,740	$760
Other cost of revenue	542	111	2,029	300
Technology and development	749	133	2,213	366
General and administrative	2,271	1,108	6,412	2,912
Sales and marketing	2,112	741	7,024	1,972

See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(6,819)	$(2,558)	$(28,488)	$(2,338)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,800)	199	(808)	(141)
Net unrealized gain (loss) on available-for-sale debt securities	(2)	—	(2)	1
Other comprehensive income (loss), net of taxes	(1,802)	199	(810)	(140)
Comprehensive loss	$(8,621)	$(2,359)	$(29,298)	$(2,478)

See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Balance Sheets (in thousands, except share data)
	September 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$109,641	$139,878
Short-term investments	111,885	89,862
Accounts and other receivables	157,945	99,065
Prepaid expenses and other assets	11,077	8,222
Total current assets	390,548	337,027
Restricted cash	6,324	6,319
Long-term investments, at fair value	6,605	5,566
Property and equipment, net	75,432	72,602
Intangible assets, net	23,530	27,134
Other long-term assets	15,688	16,557
Goodwill	32,583	33,045
Total assets	$550,710	$498,250
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,482	$6,059
Accrued liabilities and other current liabilities	25,865	22,864
Reserve for veterinary invoices	38,750	28,929
Deferred revenue	140,125	92,547
Total current liabilities	211,222	150,399
Deferred tax liabilities	3,803	4,705
Other liabilities	3,712	3,207
Total liabilities	218,737	158,311
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 41,296,940 and 40,363,775 issued and outstanding at September 30, 2021; 40,383,972 and 39,450,807 shares issued and outstanding at December 31, 2020	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	460,339	439,007
Accumulated other comprehensive income (loss)	2,261	3,071
Accumulated deficit	(119,848)	(91,360)
Treasury stock, at cost: 933,165 shares at September 30, 2021 and 933,165 shares at December 31, 2020	(10,779)	(10,779)
Total stockholders’ equity	331,973	339,939
Total liabilities and stockholders’ equity	$550,710	$498,250

See accompanying notes to the consolidated financial statements.

Trupanion, Inc. Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2021	40,231,055	$—	$453,950	$(113,029)	$4,063	$(10,779)	$334,205
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	132,720	—	(224)	—	—	—	(224)
Stock-based compensation expense	—	—	6,613	—	—	—	6,613
Other comprehensive income (loss)	—	—	—	—	(1,802)	—	(1,802)
Net income (loss)	—	—	—	(6,819)	—	—	(6,819)
Balance at September 30, 2021	40,363,775	$—	$460,339	$(119,848)	$2,261	$(10,779)	$331,973

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2020	35,246,292	$—	$238,077	$(85,300)	$(89)	$(10,779)	$141,909
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	332,248	—	2,260	—	—	—	2,260
Stock-based compensation expense	—	—	2,488	—	—	—	2,488
Other comprehensive income (loss)	—	—	—	—	199	—	199
Net income (loss)	—	—	—	(2,558)	—	—	(2,558)
Balance at September 30, 2020	35,578,540	$—	$242,825	$(87,858)	$110	$(10,779)	$144,298

See accompanying notes to the consolidated financial statements.

Trupanion, Inc. Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2021	39,450,807	$—	$439,007	$(91,360)	$3,071	$(10,779)	$339,939
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	912,968	—	(549)	—	—	—	(549)
Stock-based compensation expense	—	—	21,881	—	—	—	21,881
Other comprehensive income (loss)	—	—	—	—	(810)	—	(810)
Net income (loss)	—	—	—	(28,488)	—	—	(28,488)
Balance at September 30, 2021	40,363,775	$—	$460,339	$(119,848)	$2,261	$(10,779)	$331,973

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2020	34,947,017	$—	$232,731	$(85,520)	$250	$(10,701)	$136,760
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	634,823	—	3,606	—	—	—	3,606
Stock-based compensation expense	—	—	6,488	—	—	—	6,488
Repurchase of common stock	(3,300)	—	—	—	—	(78)	(78)
Other comprehensive income (loss)	—	—	—	—	(140)	—	(140)
Net income (loss)	—	—	—	(2,338)	—	—	(2,338)
Balance at September 30, 2020	35,578,540	$—	$242,825	$(87,858)	$110	$(10,779)	$144,298

See accompanying notes to the consolidated financial statements.

TRUPANION, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(28,488)	$(2,338)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	9,195	4,770
Stock-based compensation expense	21,418	6,310
Other, net	(931)	118
Changes in operating assets and liabilities:
Accounts and other receivables	(58,773)	(38,068)
Prepaid expenses and other assets	(1,922)	(1,979)
Accounts payable, accrued liabilities, and other liabilities	4,353	6,602
Reserve for veterinary invoices	9,854	7,692
Deferred revenue	47,596	34,473
Net cash provided by operating activities	2,302	17,580
Investing activities
Purchases of investment securities	(62,288)	(43,972)
Maturities of investment securities	39,066	29,817
Purchases of property, equipment and intangible assets	(8,537)	(4,512)
Other	(48)	88
Net cash used in investing activities	(31,807)	(18,579)
Financing activities
Proceeds from exercise of stock options	3,056	4,296
Shares withheld to satisfy tax withholding	(3,730)	(656)
Borrowings from line of credit, net of financing fees	—	6,213
Repayments to line of credit	—	(2,500)
Other	—	(78)
Net cash (used in) provided by financing activities	(674)	7,275
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(53)	(214)
Net change in cash, cash equivalents, and restricted cash	(30,232)	6,062
Cash, cash equivalents, and restricted cash at beginning of period	146,197	30,568
Cash, cash equivalents, and restricted cash at end of period	$115,965	$36,630
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$537	$613
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
The financial data as of December 31, 2020 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on February 12, 2021 (the 2020 10-K). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2020 10-K. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
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
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	843,452	1,647,052	843,452	1,647,052
Restricted stock awards and restricted stock units	1,138,709	765,825	1,138,709	765,825

3. Investments
The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of September 30, 2021 and December 31, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of September 30, 2021
Long-term investments:
Foreign deposits	$5,605	$—	$—	$5,605
Municipal bond	1,000	—	—	1,000
	$6,605	$—	$—	$6,605
Short-term investments:
U.S. Treasury securities	$8,677	$—	$(1)	$8,676
Certificates of deposit	3,288	—	—	3,288
U.S. government funds	99,920	—	—	99,920
	$111,885	$—	$(1)	$111,884

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2020
Long-term investments:
Foreign deposits	$4,564	$—	$—	$4,564
Municipal bond	1,000	2	—	1,002
	$5,564	$2	$—	$5,566
Short-term investments:
U.S. Treasury securities	$6,494	$—	$(2)	$6,492
Certificates of deposit	1,696	—	—	1,696
U.S. government funds	81,672	—	—	81,672
	$89,862	$—	$(2)	$89,860
Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	As of September 30, 2021
	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	$6,605	$6,605
	$6,605	$6,605

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

4. Other Investments
Investment in Variable Interest Entity
The Company has invested $7.0 million in preferred stock of Baystride, Inc., a privately held corporation operating in the pet food industry. The Company does not have power over the activities that most significantly impact the economic performance of the variable interest entity and is, therefore, not the primary beneficiary. The Company has the option to purchase all of the outstanding common shares issued by the variable interest entity in 2023 at an amount approximating its expected fair value. The preferred stock investment in the variable interest entity is accounted for as an available-for-sale debt security and measured at fair value at each balance sheet date.
Additionally, the Company has extended a $2.5 million revolving line of credit to the variable interest entity to fund its inventory purchases. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit was $2.5 million as of September 30, 2021 and December 31, 2020. The Company has also entered into a series of agreements to provide ancillary services to, and receive reimbursement from, the variable interest entity at cost. The Company provided $0.6 million and $1.0 million of these services for the nine months ended September 30, 2021 and 2020, respectively.
Investment in Joint Venture
In September 2018, the Company acquired a non-controlling equity interest in a joint venture in Australia, whereby it has committed to licensing certain intellectual property and contributing up to $2.2 million AUD upon the achievement of specific operational milestones over a period of at least four years from the agreement execution date. As of September 30, 2021, the Company has contributed $0.6 million AUD. This equity investment is accounted for using the equity method and is classified in other long-term assets on the Company's consolidated balance sheet. The Company's share of income and losses from this equity method investment is included in gain (loss) from investment in joint venture on its consolidated statement of operations. Also included in this line item are income and expenses associated with administrative services provided to the joint venture.

5. Fair Value
Investments
The following tables summarize, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of September 30, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$6,324	$6,324	$—	$—
Money market funds	71,754	71,754	—	—
Fixed maturities:
Foreign deposits	5,605	5,605	—	—
Municipal bond	1,000	—	1,000	—
Investment in variable interest entity	7,949	—	—	7,949
Total	$92,632	$83,683	$1,000	$7,949

	As of December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets
Restricted cash	$6,319	$6,319	$—	$—
Money market funds	99,054	99,054	—	—
Fixed maturities:
Foreign deposits	4,564	4,564	—	—
Municipal bond	1,002	—	1,002	—
Investment in variable interest entity	7,949	—	—	7,949
Total	$118,888	$109,937	$1,002	$7,949

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

The Company's preferred stock investment in the variable interest entity (see Note 4) is accounted for as an available-for-sale debt security and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. Estimated fair value was $7.9 million as of September 30, 2021, unchanged from December 31, 2020, recorded in other long-term assets on the Company's consolidated balance sheet.
Fair Value Disclosures
The Company's other long-term assets balance included notes receivable of $6.0 million and $6.1 million as of September 30, 2021 and December 31, 2020, respectively, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy and is based on market interest rates and the assessed creditworthiness of the third party. There was no significant activity in Level 3 of the hierarchy during the nine months ended September 30, 2021.

The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the nine months ended September 30, 2021 and the year ended December 31, 2020.

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

Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Nine Months Ended September 30,
Subscription	2021	2020
Reserve at beginning of year	$19,925	$15,541
Veterinary invoices during the period related to:
Current year	262,721	202,734
Prior years	(1,116)	356
Total veterinary invoice expense	261,605	203,090
Amounts paid during the period related to:
Current year	240,488	185,828
Prior years	15,412	12,849
Total paid	255,900	198,677
Non-cash expenses	3,830	903
Reserve at end of period	$21,800	$19,051

The Company's reserve for the subscription business segment increased from $19.9 million at December 31, 2020 to $21.8 million at September 30, 2021. This change was comprised of $261.6 million in expense recorded during the period less $255.9 million in payments of veterinary invoices. The $261.6 million in veterinary invoice expense incurred included a reduction of $1.1 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the nine months ended September 30, 2020, the Company increased prior year reserves by $0.4 million as a result of analysis of payment trends.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Nine Months Ended September 30,
Other Business	2021	2020
Reserve at beginning of year	$9,004	$5,653
Veterinary invoices during the period related to:
Current year	91,912	50,062
Prior years	(307)	(197)
Total veterinary invoice expense	91,605	49,865
Amounts paid during the period related to:
Current year	75,062	40,406
Prior years	8,597	5,324
Total paid	83,659	45,730
Non-cash expenses	—	—
Reserve at end of period	$16,950	$9,788

The Company’s reserve for the other business segment increased from $9.0 million at December 31, 2020 to $17.0 million at September 30, 2021. This change was comprised of $91.6 million in expense recorded during the period less $83.7 million in payments of veterinary invoices. The $91.6 million in veterinary invoice expense incurred included a reduction of $0.3 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the nine months ended September 30, 2020, the Company decreased prior year reserves by $0.2 million as a result of analysis of payment trends.

Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of September 30, 2021
Year of Occurrence
2019 and prior	$1,116
2020	2,281
2021	18,403
$21,800

Other Business	As of September 30, 2021
Year of Occurrence
2019 and prior	$—
2020	100
2021	16,850
$16,950

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Veterinary invoice expense	$769	$337	$3,740	$760
Other cost of revenue	542	111	2,029	300
Technology and development	749	133	2,213	366
General and administrative	2,271	1,108	6,412	2,912
Sales and marketing	2,112	741	7,024	1,972
Total expensed stock-based compensation	6,443	2,430	21,418	6,310
Capitalized stock-based compensation	170	58	463	178
Total stock-based compensation	$6,613	$2,488	$21,881	$6,488

As of September 30, 2021, the Company had 1,138,709 unvested restricted stock units that are expected to vest. Stock-based compensation expenses of $73.8 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 2.9 years.

Stock Options
A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	1,459,290	$9.93	$160,200
Granted	—	—	—
Exercised	(612,475)	5.19	54,329
Forfeited	(3,363)	13.08	—
Outstanding as of September 30, 2021	843,452	13.36	54,245

Exercisable as of September 30, 2021	843,452	$13.36	$54,245

As of September 30, 2021, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 4.5 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2020	782,755	$34.81
Granted	742,736	99.79
Vested	(341,991)	38.67
Forfeited	(44,791)	71.54
Unvested shares as of September 30, 2021	1,138,709	$74.59

9. Stockholders' Equity
Common Stock and Preferred Stock
As of September 30, 2021, the Company had 100,000,000 shares of common stock authorized and 40,363,775 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At September 30, 2021, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the Board), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of the Company’s common stock. The Company has not repurchased any shares under this program.

10. Segments
The Company has two reporting segments: subscription business and other business. The subscription business segment generates revenue primarily from subscription fees related to the Company's "Trupanion" branded products, while the other business segment is comprised of revenue from other product offerings that generally have a business-to-business relationship and a different margin profile than our subscription segment, including revenue from writing policies on behalf of third parties and revenue from other products and software solutions.
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
Operating income (loss) of the Company’s segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Subscription business:
Revenue	$127,077	$99,379	$360,742	$281,316
Veterinary invoice expense	90,626	71,872	261,605	203,090
Other cost of revenue	13,128	9,226	37,432	26,024
Technology and development	3,072	1,853	8,723	5,355
General and administrative	5,768	4,133	16,372	12,017
Sales and marketing	19,574	13,079	58,378	32,409
Depreciation and amortization	2,059	1,273	6,583	3,735
Subscription business operating loss	(7,150)	(2,057)	(28,351)	(1,314)

Other business:
Revenue	54,590	30,741	143,870	78,025
Veterinary invoice expense	34,432	19,394	91,605	49,865
Other cost of revenue	15,315	9,039	40,159	22,054
Technology and development	1,319	573	3,478	1,484
General and administrative	2,478	1,279	6,525	3,328
Sales and marketing	134	265	424	619
Depreciation and amortization	885	393	2,612	1,035
Other business operating income (loss)	27	(202)	(933)	(360)
Gain (loss) from investment in joint venture	(69)	2	(149)	(84)
Total operating loss	$(7,192)	$(2,257)	$(29,433)	$(1,758)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$151,457	$109,119	$418,343	$300,699
Canada and other	30,211	21,001	86,269	58,642
Total revenue	$181,667	$130,120	$504,612	$359,341
Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2021 and December 31, 2020.

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

12. Related Parties
In August 2018, the Company invested $0.3 million in a limited liability entity in exchange for a 17.5% ownership interest. The investee is considered to be a related party, as the Company has the ability to exercise significant influence over the investee. In February 2020, the Company entered into a service agreement with the investee, under which the Company incurred $2.3 million and $1.7 million of expenses for consulting services provided by the investee for the nine months ended September 30, 2021 and 2020, respectively, recorded as sales and marketing expenses on the Company's consolidated statement of operations.

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
We operate in two business segments: subscription business and other business. We generate revenue in our subscription business segment primarily by subscription fees from our “Trupanion” branded products. Fees are paid at the beginning of each subscription period, which automatically renews on a monthly basis. We generate revenue in our other business segment primarily by writing policies on behalf of third parties. We do not undertake the marketing efforts for these policies and have a business-to-business relationship with these third parties. Our other business segment also includes revenue from other products and software solutions that have a different margin profile from our subscription business.
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

Key Operating Metrics
The following tables set forth total pets enrolled and key operating metrics for our subscription business for the nine months ended September 30, 2021 and 2020 and for each of the last eight fiscal quarters.

	Nine Months Ended September 30,
	2021	2020
Total Business:
Total pets enrolled (at period end)	1,104,376	804,251
Subscription Business:
Total subscription pets enrolled (at period end)	676,463	552,909
Monthly average revenue per pet	$63.43	$59.77
Lifetime value of a pet, including fixed expenses	$697	$615
Average pet acquisition cost (PAC)	$281	$237
Average monthly retention	98.72%	98.69%

	Three Months Ended
	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019
Total Business:
Total pets enrolled (at period end)	1,104,376	1,024,226	943,854	862,928	804,251	744,727	687,435	646,728
Subscription Business:
Total subscription pets enrolled (at period end)	676,463	643,395	609,835	577,957	552,909	529,400	508,480	494,026
Monthly average revenue per pet	$63.60	$63.69	$62.97	$62.03	$60.87	$59.40	$58.96	$58.58
Lifetime value of a pet, including fixed expenses	$697	$681	$684	$653	$615	$597	$535	$523
Average pet acquisition cost (PAC)	$280	$284	$279	$272	$261	$199	$247	$222
Average monthly retention	98.72%	98.72%	98.73%	98.71%	98.69%	98.66%	98.59%	98.58%

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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of September 30, 2021 is an average of each month’s retention from October 1, 2020 through September 30, 2021. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

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
The following tables reconcile net acquisition cost to sales and marketing expense (in thousands) for the nine months ended September 30, 2021 and 2020 and for each of the last eight fiscal quarters:

	Nine Months Ended September 30,
	2021	2020
Sales and marketing expense	$58,802	$33,028
Net of sign-up fee revenue	(3,792)	(2,373)
Excluding:
Stock-based compensation expense	(7,024)	(1,972)
Other business segment sales and marketing expense	(423)	(619)
Net acquisition cost	$47,563	$28,064

	Three Months Ended
	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019
Sales and marketing expense	$19,708	$19,390	$19,704	$14,809	$13,344	$9,242	$10,442	$9,212
Net of sign-up fee revenue	(1,268)	(1,260)	(1,264)	(919)	(827)	(781)	(765)	(730)
Excluding:
Stock-based compensation expense	(2,112)	(2,181)	(2,731)	(801)	(741)	(675)	(556)	(547)
Other business segment sales and marketing expense	(134)	(118)	(171)	(201)	(265)	(191)	(163)	(152)
Net acquisition cost	$16,194	$15,831	$15,538	$12,888	$11,511	$7,595	$8,958	$7,783
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
Investment in pet acquisition. We have made and plan to continue to make significant investments to grow our member base. Our net acquisition cost and the number of new members we enroll depends on a number of factors, including the amount we elect to invest in sales and marketing activities in any particular period in the aggregate and by channel, the frequency of existing members adding a pet or referring their friends or family, the effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our sales and marketing expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied, and in the future may significantly vary, from period to period based upon specific marketing initiatives and estimated rates of return on pet acquisition spend. We also regularly test new member acquisition channels and marketing initiatives, which may be more expensive than our traditional marketing channels and may increase our average acquisition costs. We continually assess our sales and marketing activities by monitoring the estimated return on PAC spend both on a detailed level by acquisition channel and in the aggregate.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Subscription business	$127,077	$99,379	$360,742	$281,316
Other business	54,590	30,741	143,870	78,025
Total revenue	181,667	130,120	504,612	359,341
Cost of revenue:
Subscription business(1)	103,754	81,098	299,037	229,114
Other business	49,747	28,433	131,764	71,919
Total cost of revenue	153,501	109,531	430,801	301,033
Operating expenses:
Technology and development(1)	4,391	2,426	12,201	6,839
General and administrative(1)	8,246	5,412	22,897	15,345
Sales and marketing(1)	19,708	13,344	58,802	33,028
Depreciation and amortization	2,944	1,666	9,195	4,770
Total operating expenses	35,289	22,848	103,095	59,982
Gain (loss) from investment in joint venture	(69)	2	(149)	(84)
Operating loss	(7,192)	(2,257)	(29,433)	(1,758)
Interest expense	—	324	1	1,044
Other income, net	(61)	(49)	(222)	(533)
Gain (loss) before income taxes	(7,131)	(2,532)	(29,212)	(2,269)
Income tax expense (benefit)	(312)	26	(724)	69
Net loss	$(6,819)	$(2,558)	$(28,488)	$(2,338)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$1,311	$448	$5,769	$1,060
Technology and development	749	133	2,213	366
General and administrative	2,271	1,108	6,412	2,912
Sales and marketing	2,112	741	7,024	1,972
Total stock-based compensation expense	$6,443	$2,430	$21,418	$6,310

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	84	84	85	84
Operating expenses:
Technology and development	2	2	2	2
General and administrative	5	4	5	4
Sales and marketing	11	10	12	9
Depreciation and amortization	2	1	2	1
Total operating expenses	19	18	20	17
Gain (loss) from investment in joint venture	—	—	—	—
Operating loss	(4)	(2)	(6)	—
Interest expense	—	—	—	—
Other income, net	—	—	—	—
Gain (loss) before income taxes	(4)	(2)	(6)	(1)
Income tax expense (benefit)	—	—	—	—
Net loss	(4)%	(2)%	(6)%	(1)%

Stock-based compensation expense:	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(as a percentage of revenue)
Cost of revenue	1%	—%	1%	—%
Technology and development	—	—	—	—
General and administrative	1	1	1	1
Sales and marketing	1	1	1	1
Total stock-based compensation expense	4%	2%	4%	2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	82	82	83	81

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$127,077	$99,379	28%	$360,742	$281,316	28%
Other business	54,590	30,741	78	143,870	78,025	84
Total revenue	$181,667	$130,120	40	$504,612	$359,341	40

Percentage of Revenue by Segment:
Subscription business	70%	76%		71%	78%
Other business	30	24		29	22
Total revenue	100%	100%		100%	100%

Total pets enrolled (at period end)	1,104,376	804,251	37	1,104,376	804,251	37
Total subscription pets enrolled (at period end)	676,463	552,909	22	676,463	552,909	22
Monthly average revenue per pet	$63.60	$60.87	4	$63.43	$59.77	6
Average monthly retention	98.72%	98.69%		98.72%	98.69%

Three months ended September 30, 2021 compared to three months ended September 30, 2020. Total revenue increased by $51.5 million, or 40%, to $181.7 million for the three months ended September 30, 2021. Revenue from our subscription business segment increased by $27.7 million, or 28%, to $127.1 million for the three months ended September 30, 2021. This increase in subscription business revenue was primarily due to a 22% increase in total subscription pets enrolled as of September 30, 2021 compared to a year ago, and a 4% year over year increase in average revenue per pet. Increases in pricing were primarily due to the increased cost and utilization of veterinary care, as well as changes in the Canadian currency exchange rate. Revenue from our other business segment increased by $23.8 million, or 78%, to $54.6 million for the three months ended September 30, 2021, primarily due to a 70% increase in enrolled pets in this segment.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. Total revenue increased by $145.3 million, or 40%, to $504.6 million for the nine months ended September 30, 2021. Revenue from our subscription business segment increased by $79.4 million, or 28%, to $360.7 million. This increase in subscription business revenue was primarily due to a 22% increase in total subscription pets enrolled as of September 30, 2021 compared to a year ago, and a 6% year over year increase in average revenue per pet (approximately 4% on a constant currency basis). Increases in pricing were primarily due to the increased cost and utilization of veterinary care, as well as changes in the Canadian currency exchange rate. Revenue from our other business segment increased by $65.8 million, or 84%, to $143.9 million for the nine months ended September 30, 2021, primarily due to a 70% increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$90,626	$71,872	26%	$261,605	$203,090	29%
Other cost of revenue	13,128	9,226	42	37,432	26,024	44
Total cost of revenue	103,754	81,098	28	299,037	229,114	31
Other business:
Veterinary invoice expense	34,432	19,394	78	91,605	49,865	84
Other cost of revenue	15,315	9,039	69	40,159	22,054	82
Total cost of revenue	$49,747	$28,433	75	131,764	71,919	83

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	71%	72%		73%	72%
Other cost of revenue	10	9		10	9
Total cost of revenue	82	82		83	81
Other business:
Veterinary invoice expense	63	63		64	64
Other cost of revenue	28	29		28	28
Total cost of revenue	91%	92%		92	92

Total pets enrolled (at period end)	1,104,376	804,251	37	1,104,376	804,251	37
Total subscription pets enrolled (at period end)	676,463	552,909	22	676,463	552,909	22
Monthly average revenue per pet	$63.60	$60.87	4	$63.43	$59.77	6

Three months ended September 30, 2021 compared to three months ended September 30, 2020. Cost of revenue for our subscription business segment was $103.8 million for the three months ended September 30, 2021, compared to $81.1 million for the same period in the prior year. The increase of 28% in subscription cost of revenue was primarily the result of a 22% increase in subscription pets enrolled and 3% increase in veterinary invoice expense per pet, which was attributable to increased cost and utilization of veterinary care. Additionally, stock-based compensation expense increased $0.9 million during the period due to new performance grants in the first quarter of this year. Cost of revenue for our other business segment increased by $21.3 million, or 75%, to $49.7 million for the three months ended September 30, 2021, primarily due to the increase in enrolled pets in this segment.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. Cost of revenue for our subscription business segment was $299.0 million for the nine months ended September 30, 2021, compared to $229.1 million for the same period in the prior year. The increase of 31% in subscription cost of revenue was primarily the result of a 22% increase in subscription pets enrolled and an increase of 6% in veterinary invoice expense per pet due to increases in the cost and utilization of veterinary care. Additionally, stock-based compensation expense increased $4.7 million during the period due to new performance grants in the first quarter of this year, including the full impact of one-time team grants of $2.3 million in the first quarter of this year. Cost of revenue for our other business segment increased by $59.8 million, or 83%, to $131.8 million for the nine months ended September 30, 2021, primarily due to the increase in enrolled pets in this segment.

Technology and Development Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
	(in thousands, except percentages)
Technology and development	$4,391	$2,426	81%	$12,201	$6,839	78%
Percentage of total revenue	2%	2%		2%	2%
Three months ended September 30, 2021 compared to three months ended September 30, 2020. Technology and development expenses increased by $2.0 million, or 81%, to $4.4 million for the three months ended September 30, 2021. The increase was primarily driven by development expenses of $0.9 million related to new product offerings, or 0.5% of total revenue, and $0.6 million of increased stock-based compensation during the period due to new performance grants in the first quarter of this year. Overall, technology and development expenses remained consistent at approximately 2% of revenue year over year.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. Technology and development expenses increased by $5.4 million, or 78%, to $12.2 million for the nine months ended September 30, 2021. The increase was primarily driven by development expenses of $2.9 million related to new product offerings, or 0.6% of total revenue, and $1.8 million of increased stock-based compensation during the period due to new performance grants in the first quarter of this year. Overall, technology and development expenses remained consistent at approximately 2% of revenue year over year.

General and Administrative Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
	(in thousands, except percentages)
General and administrative	$8,246	$5,412	52%	$22,897	$15,345	49%
Percentage of total revenue	5%	4%		5%	4%

Three months ended September 30, 2021 compared to three months ended September 30, 2020. General and administrative expenses increased by $2.8 million, or 52%, to $8.2 million for the three months ended September 30, 2021. The increase in expense was primarily due to a $1.2 million increase in stock-based compensation, a $1.0 million increase in compensation expense related primarily to increased headcount, a $0.3 million increase in facilities-related expenses, and a $0.3 million increase in legal, tax and other professional service fees.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. General and administrative expenses increased by $7.6 million, or 49%, to $22.9 million for the nine months ended September 30, 2021. The increase in expense was primarily due to a $3.5 million increase in stock-based compensation, a $2.0 million increase in compensation expense related primarily to increased headcount, a $1.0 million increase in facilities-related expenses, and a $1.0 million increase in legal, tax and other professional service fees.

Sales and Marketing Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
	(in thousands, except percentages, pet and per pet data)
Sales and marketing	$19,708	$13,344	48%	$58,802	$33,028	78%
Percentage of total revenue	11%	10%		12%	9%
Subscription Business:
Total subscription pets enrolled (at period end)	676,463	552,909	22	676,463	552,909	22
Average pet acquisition cost (PAC)	$280	$261	7	$281	$237	19

Three months ended September 30, 2021 compared to three months ended September 30, 2020. Sales and marketing expenses increased by $6.4 million, or 48%, to $19.7 million for the three months ended September 30, 2021, driving new subscription pet enrollments to increase 31% year over year. The $6.4 million increase was primarily attributable to a $2.5 million increase in sales and marketing expenses to generate leads and increase conversion rates and a $2.6 million increase in compensation expenses primarily related to headcount increases. Additionally, stock-based compensation expense increased $1.4 million during the period due to new performance grants in the first quarter of this year.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. Sales and marketing expenses increased by $25.8 million, or 78%, to $58.8 million for the nine months ended September 30, 2021, driving new subscription pet enrollments to increase 43% year over year. The $25.8 million increase was attributable to a $11.5 million increase in sales and marketing expenses to generate leads and increase conversion rates and a $9.1 million increase in compensation expenses primarily related to headcount increases. Additionally, stock-based compensation expense increased $5.1 million during the period due to new performance grants in the first quarter of this year.

Depreciation and Amortization

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
	(in thousands, except percentages)
Depreciation and amortization	$2,944	$1,666	77%	$9,195	$4,770	93%
Percentage of total revenue	2%	1%		2%	1%
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
Three months ended September 30, 2021 compared to three months ended September 30, 2020. Depreciation and amortization expense increased by $1.3 million, or 77%, to $2.9 million for the three months ended September 30, 2021. The change was primarily due to $1.0 million incremental amortization as a result of acquired intangible assets in the fourth quarter of 2020.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. Depreciation and amortization expense increased by $4.4 million, or 93%, to $9.2 million for the nine months ended September 30, 2021. In addition to increased depreciation that is in line with business growth, the change was primarily due to $3.1 million incremental amortization as a result of acquired intangible assets in the fourth quarter of 2020.

Stock-based compensation
Three months ended September 30, 2021 compared to three months ended September 30, 2020. Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above. Stock-based compensation expense in total was $6.4 million during the quarter, up from $2.4 million in the prior year period. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants, including grants in the first quarter of this year for the strong 2020 performance, calculated according to our equity incentive plan.
Nine months ended September 30, 2021 compared to nine months ended September 30, 2020. Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above. Stock-based compensation expense in total was $21.4 million during the period, up from $6.3 million in the prior year period. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants, including grants in the first quarter of this year for the strong 2020 performance, calculated according to our equity incentive plan. Of the $21.4 million, $4.3 million was related to a one-time 2020 performance grant, shared with the entire team and fully recognized in the first quarter of this year.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2021	2020
Net cash provided by operating activities	$2,302	$17,580
Net cash used in investing activities	(31,807)	(18,579)
Net cash provided by (used in) financing activities	(674)	7,275
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(53)	(214)
Net change in cash, cash equivalents and restricted cash	$(30,232)	$6,062

As of September 30, 2021, we had $221.5 million in cash, cash equivalents and short-term investments. Most of the assets in our insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of September 30, 2021, total assets and liabilities held outside of our insurance entities were $226.4 million and $30.5 million, respectively, including $7.1 million of cash and cash equivalents that were segregated from other operating funds and held in trust for the payment of veterinary invoices on behalf of our insurance subsidiaries. For further information, refer to "—Regulation".
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
In April 2021, our Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of our common stock. While the Board has approved the program, any repurchase will be subject to quarterly assessments based on parameters we set. We cannot predict the timing or extent of any repurchases of shares of common stock, as such repurchases will depend on a number of factors, some of which are beyond our control. These include uses of capital in a given quarter, available cash, our stock price relative to our estimated intrinsic value, and general market conditions. We have not repurchased any shares under this program.
Operating Cash Flows
We derive operating cash flows primarily from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments and to fund projects that improve our members' experience. Net cash provided by operating activities was $2.3 million for the nine months ended September 30, 2021, compared to $17.6 million net cash provided by operating activities for the nine months ended September 30, 2020. The change was primarily driven by increased pet acquisition spend during the current period to drive new pet enrollments and future growth, faster payment of veterinary invoices as a result of increased utilization of claim automation, as well as timing differences between collections from members and payments of veterinary invoices and payments to vendors. Changes in accounts receivable and deferred revenue were primarily related to annual policies with monthly payment terms within our other business segment.
Investing Cash Flows
Net cash used in investing activities was $31.8 million for the nine months ended September 30, 2021, primarily related to net purchase of investments to increase our statutory capital, as well as purchases of property, equipment and intangible assets, primarily related to development of internal use software focused on new product initiatives and member experience improvements.
Financing Cash Flows
Net cash used in financing activities was $0.7 million for the nine months ended September 30, 2021, compared to $7.3 million net cash provided by financing activities during the same period in the prior year, primarily due to a decrease in borrowings under the line of credit facility. In December 2020, we elected to terminate the facility and repaid all then outstanding obligations.

Regulation
As of September 30, 2021, our insurance entities collectively held $111.8 million in short-term investments and $180.5 million in other current assets, including $21.9 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in our insurance entities are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. We expect our required capital held within our insurance entities to grow as our business grows.
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
ZPIC Insurance Company (ZPIC)
We established a new wholly-owned insurance subsidiary, ZPIC, in the second quarter of 2021. ZPIC is domiciled in the state of Missouri. As of September 30, 2021, ZPIC has not started underwriting any insurance policies.
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
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable vendor service agreements. Management believes there have been no material changes to our contractual obligation disclosure as of September 30, 2021, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2021, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
Territory Partners are independent contractors and, accordingly, we do not directly provide the same direction, motivation and oversight over Territory Partners as we otherwise could if Territory Partners were our own employees. Further, Territory Partners may themselves employ or engage others; we refer to these partners and their associates, collectively, as our Territory Partners. We do not control a Territory Partner’s employment or engagement of others, and it is possible that the actions of their employees and/or contractors could create threatened or actual legal proceedings against us. Moreover, Territory Partners may not require, or applicable law may not permit that employees or other service providers engaged by Territory Partners be subject to non-compete obligations and these employees and service providers may provide services to our competitors.
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
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge, including new or expanded theories of liability. These or other changes could impose new financial obligations on us by extending coverage beyond our underwriting intent or otherwise require us to make unplanned modifications to the products and services that we provide, or cause the delay or cancellation of products and services that we provide. In some instances, these changes may not become apparent until sometime after we have issued subscriptions that are affected by the changes. As a result, the full extent of liability under our subscriptions may not be known for many years after the subscription begins.
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

TRUPANION, INC.

Date: November 3, 2021	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2021	/s/ Drew Wolff
Drew Wolff Chief Financial Officer (Principal Financial and Accounting Officer)