Form 10-K
period 2021-12-31
TRUPANION, INC.
filed 2022-02-17
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,594,506,127 using the closing price on that day of $115.10.
As of February 10, 2022, there were approximately 40,505,310 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2022 Annual Meeting of Stockholders (Proxy Statement). The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

TRUPANION, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2021

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

PART I
Item 1. Business
Our Mission
Our mission is to help loving, responsible pet owners budget and care for their pets.
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
Our subscription business’s cost-plus model is designed to spread the risk evenly within each category of pets so our members can budget for unexpected veterinary costs. We have been collecting comprehensive pet health data for over 20 years. We believe our data and approach to pricing is unmatched and provides us with a greater understanding of anticipated veterinary costs. We leverage this to price our subscription plan for each pet based on their specific circumstances such as breed, age (at enrollment), geography, and desired deductible or co-payment so that, in aggregate, the amounts paid by owners of lucky pets helps to cover the veterinary costs incurred by unlucky pets. We believe our actuarial team, working with our granular data, is able to price our subscription plan much more accurately than other players in the industry, enabling us to provide our members with the highest value proposition.
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
Due to our focus on providing a superior value proposition and member experience, our members have been extremely loyal. Since 2010, we have a 98.6% average monthly retention rate in our subscription business. Our growing and loyal membership base provides us with highly predictable and recurring revenue.

Our other business segment is comprised of other product offerings that generally have a business-to-business relationship and different margin profiles than our subscription segment. These include providing pet insurance policies on behalf of the Veteran Affairs program, employer sponsored programs, and writing policies on behalf of third parties. Additionally, our other business segment includes the sale of software solutions. This segment provides us with data as well as generates profits that we can invest in growing Trupanion.
Our target market is large and under-penetrated. According to Insurance Information Institute and Canadian Animal Health Institute, there are approximately 200 million household dogs and cats in the United States and Canada. North American Pet Health Insurance Association estimates that the penetration rate for medical insurance for cats and dogs in North America is approximately one to two percent. We believe that over the long-term, the North American penetration rate can reach levels comparable to the U.K., where, according to Global Market Insights, approximately one in four cats and dogs has medical insurance.
Our total enrolled pets grew from 31,207 pets on January 1, 2010 to 1,176,778 pets on December 31, 2021, which represents a compound annual growth rate of 35%. As a result, our revenue has grown from $19.1 million in 2010 to $699.0 million in 2021.
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
Increasing the number of referrals from members. We believe that it is critical to our long-term success that existing members add a pet or refer their friends and family to Trupanion. As such, we focus on improving the member experience, including increasing the percentage of claims that are processed rapidly at checkout and paid directly to veterinarians through our patented, proprietary software.
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
Automating the payment of veterinary invoices. We use machine learning to leverage data so we can automate the payment of veterinary invoices. We intend to increase the percentage of veterinary invoices paid without human intervention with the goal of ensuring that we can process veterinary invoices in seconds and do so without reducing the quality of our decision making on a case-by-case basis.

Exploring other member acquisition channels. We regularly evaluate new member acquisition channels. We intend to pursue those new channels that we believe could, over time, deliver our desired return on investment.
Aligning with strategic partners. We seek partnerships with players who are leaders in their field, have long-term alignment, and recognize the value of our brand and expertise.
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
Pursuing other revenue opportunities. We intend to continue to pursue opportunities to provide pet owners with complementary products and services. For example, we have invested in a pet food initiative to explore whether pets on a calorie-controlled, high-quality diet have improved health outcomes that can justify a decrease in the cost of their medical insurance. In addition, within our other business segment, our wholly-owned insurance subsidiary, American Pet Insurance Company, has partnered with unaffiliated general agents offering pet insurance products since 2012. We also continue to expand our other business segment by selling software solutions to third parties.
Sales and Marketing (New Pet Acquisition)
We generate leads through a diverse set of member acquisition channels, which we then convert into members primarily through our contact center, website and other direct-to-consumer activities. These channels primarily include leads from third-parties such as veterinarians, strategic partners and referrals from existing members.
We build awareness of our core Trupanion product predominately through the veterinary community, engaging our team of “Territory Partners." Our Territory Partners are independent contractors who market our product and are paid fees based on activity in their regions. Their role is to create meaningful, long-term relationships with veterinarians and to educate those veterinarians about the benefits of high quality medical insurance. We believe this structure aligns our interests and provides a platform that we can leverage over time. Our Territory Partner approach is unique and unmatched in our industry. We believe that it would be extremely difficult, costly and time consuming for a competitor to replicate.
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
We believe that we have competitive advantages that position us favorably. These include:
•broader coverage and a superior value proposition due, in part, to our vertically integrated structure that reduces frictional costs,
•a unique member acquisition strategy that leverages the relationships our Territory Partners have developed in the veterinary community,
•a proprietary database containing over 20 years of comprehensive pet health data enabling us to be more precise in our pricing and pet acquisition expense, and
•our patented, proprietary software which allows us to pay veterinary invoices directly at time of treatment.

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
As of December 31, 2021, we employed 1,131 people across the U.S., Canada and the U.K. Our team is further supported by 161 field sales Territory Partner business owners and their associates who represent Trupanion. We also contract with team members in the Philippines through a third-party service provider, and we operate in Australia through a joint venture.
Our team is increasingly global with team members working in our Seattle headquarters, Manchester England office, and virtually across the U.S., Canada, and U.K. Our Seattle headquarters office is pet friendly.
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
•Resources for Wellbeing – We offer a variety of benefits to support wellness at and away from work, including free access to our onsite gym and an Employee Assistance Program for confidential support to navigate life's challenges.
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
•Flexible Spending Dollars – Team members receive flexible spending dollars each year on benefits of their choice, including contributions to dependent premiums, fitness and nutrition, childcare, and personal development.
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

Diversity, Equity, Inclusion, and Belonging
We believe that diversity, equity, inclusion, and belonging (DEIB) is critical to supporting our fellow team members and enhancing our ability to fulfill our mission and achieve our goals. We strive to foster an environment where diversity of people with different perspectives and backgrounds can thrive. A core tenet of Trupanion is that we offer a work experience that applies equally to all team members, regardless of role, as noted for example with respect to our Benefits offerings. This approach extends throughout the way we work together; for example, team members that come into any of our offices work in an open environment where the size of working space is the same for everyone regardless of role or seniority.
We have multiple employee-led resource groups that celebrate aspects of our team’s diversity and help foster a welcoming and safe space for support, education, professional development, and networking.
We have a large representation of women at Trupanion including over 65% of leadership positions. As part of our strategic plan, we have also set a goal to increase the representation of underrepresented groups on our teams beginning with underrepresented races and ethnicities. To achieve this goal we are taking specific actions to hire, retain, and develop people from underrepresented races and ethnicities, and further a culture of inclusion at Trupanion. For example, among other steps we have taken, we have expanded the number of employee resource groups, are developing a DEIB curriculum that will be required for all team members, continue to develop accessibility enhancements to both our physical and digital spaces, and are setting department-level representation goals linked to executives’ compensation. Our 2022 overall new hire representation goals were recently publicly shared in our Corporate Social Responsibility report.
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
•Leadership Development – Our Leadership Unleashed curriculum offers specific leadership development programs both for new managers leading for the first time and for more experienced leaders leading teams of other leaders.
Safety
We are proud of our response to the COVID-19 pandemic. We were one of the first Seattle-area public companies to transition to fully virtual work, doing so before it was required. Since then we have kept our culture alive with more frequent all hands meetings and office hours with leadership, and converted many of our office events, like the annual Pet Pageant, to virtual formats. We also offer complimentary COVID testing available 24/7 at our Seattle office for team members and their loved ones.
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
In 2021, we established two new wholly-owned insurance subsidiaries, ZPIC Insurance Company (ZPIC) and QPIC Insurance Company (QPIC), domiciled in Missouri and Nebraska, respectively. We have funded required statutory capital to these new subsidiaries, however, neither subsidiary has begun underwriting insurance policies.
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
Industry Regulations
The NAIC adopted risk-based capital requirements for life, health and property and casualty insurance companies. APIC is subject to these risk-based capital requirements that require us to maintain certain levels of surplus, specifically $116.0 million as of December 31, 2021, to support our overall business operations in consideration of our size and risk profile. If we fail to maintain the amount of risk-based capital required, we will be subject to additional regulatory oversight. To comply with these regulations, we may be required to maintain capital that we would otherwise invest in our growth and operations. Refer to Item 1A. “Risk Factors” for additional details of these requirements.
Further, NAIC developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or IRIS, to assist state regulators in monitoring the financial condition of U.S. insurance companies. As of December 31, 2021, APIC had four IRIS ratios outside the usual range, relating to net premiums written to surplus, change in net premiums written, change in policyholders’ surplus, and investment yield. While a ratio outside the usual range is not considered a failing result, regulators may investigate or monitor an insurance company if its IRIS ratios fall outside the prescribed usual range. ZPIC and QPIC will be subject to similar regulations after they begin underwriting insurance policies.
Other Jurisdictions Regulations
In Canada, our insurance is written by an unaffiliated Canadian-licensed insurer, Omega General Insurance Company (Omega). Under the terms of our agreements with Omega, we retain any financial risk associated with our Canadian business. Omega’s Canadian insurance operations are supervised and regulated by Canadian federal, provincial and territorial governments and Omega is a fully licensed insurer in all of the Canadian provinces and territories in which we do business. In addition, we are required to fund a Canadian trust account in accordance with Canadian regulations. As of December 31, 2021, the account held CAD $7.7 million.

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

Summary of Material Risk Factors
Our business is subject to numerous risks and uncertainties of which you should be aware. Among others, these risks relate to:
•Our results of operations may be adversely affected by the ongoing COVID-19 pandemic and future variants of the virus;
•We have incurred significant net losses since inception and may not be able to maintain profitability or our rate of revenue growth in the future;
•Our ability to grow and retain our member base, including uncertainties in the assumptions we use to determine our new pet acquisition spend, variable costs of attracting new members from internet searches and from leads generated from Territory Partners, veterinarians and other third parties;
•We rely heavily on our Territory Partners and engage them as independent contractors rather than employees;
•The actual levels of our veterinary invoice expense (which may increase with use of our patented software for direct payment of invoices) and our ability to timely and accurately process valid invoices and to identify improper invoices;
•We are required to maintain certain levels of surplus capital under applicable insurance regulations;
•We face a number of competitive challenges and our business and operating results could suffer if we are unable to maintain and enhance our brand;
•We may not be able to maintain and scale our infrastructure, to invest in or acquire businesses, products or technologies, or otherwise manage our growth;
•Changes in legal, judicial, social and other environmental conditions could result in unexpected claim and coverage liability;
•We rely on key personnel, strategic partners and a Canadian insurance company for our Canadian operations and we may not be able to maintain these relationships;
•Fluctuations in foreign exchange rates, other issues relating to expanding our operations internationally, and general changes in the economy can all cause our operating results to vary;
•We may not be successful in our efforts to establish multiple insurance subsidiaries;
•We may not be able to maintain effective internal controls and security measures;
•Risks and uncertainties related to our acceptance of automatic fund transfers and credit card and debit card payments;
•We have limited experience owning an office building;
•We may not be able to protect our intellectual property (IP), avoid violating IP rights of others, or maintain relationships with third parties providing necessary IP and technology to us;
•The outcome of litigation or regulatory proceedings may restrict our ability to conduct our business;
•We may not be able to utilize net operating loss carryforwards and our tax liabilities could increase beyond our expectations;
•We are required to comply with numerous laws and regulations applicable to our business, including state, federal and foreign laws relating to insurance, privacy, the internet, email and texting, and accounting matters; and
•The value of our common stock may decline, including as a result of missed earnings guidance, inadequate analyst coverage, trading volatility, lack of dividends, concentrated ownership, and anti-takeover provisions in our governing documents.

Risks Related to Our Business and Industry
Our results of operations may be adversely impacted by the COVID-19 pandemic.
The global spread of the COVID-19 pandemic, including the spread of recent variants, and related containment efforts have created significant economic disruption. While, to date, the pandemic has not had a material adverse impact on our business, it could impact our growth rates and our volume of claims in the future.
•The economic impact on consumers resulting from the COVID-19 pandemic, including the spread of recent variants, and related public health measures may result in decreased new enrollments in our subscription and increased cancellations, as consumers may shift their spending in response to economic uncertainty. Such a shift could materially adversely affect us if we are unable to adjust our products to match consumer needs.
•Governmental lockdowns, restrictions or new regulations have and could in the future impact the ability of our Territory Partners to conduct face-to-face visits with veterinarians and their staff. The extent and/or duration of these restrictions and limitations could impact our ability to promote and support our subscription through the veterinary channel.
•While we have not seen definitive evidence, some veterinarians have reported that pets may contract COVID-19. The extent to which COVID-19 may be communicable among humans, dogs and cats and its health impact on pets is somewhat uncertain, and an increase in COVID-19 among pets may cause our veterinary invoice expense to increase.
•While we are not currently experiencing any meaningful decreases in veterinary invoice expenses, several insurance companies within the property and casualty insurance industry have provided refunds to policyholders in light of reduced claims trends they are experiencing, and it is possible that state insurance regulators may require us to provide refunds or otherwise change our behavior.
•The duration of the pandemic, whether it may recur, and its other long-term impacts are highly uncertain and cannot be predicted. These risks and uncertainties make it challenging to manage our growth, maintain business relationships, price our subscription plans and otherwise plan for our business.
Beginning in spring 2020, in accordance with local and state directives, we shifted our operations from our corporate office facility located in Seattle, Washington and substantially all of our personnel began working from home. As COVID-19 related restrictions eased and more people received vaccinations, we began the process of transitioning those personnel who are comfortable working in an office setting back to our corporate office facility but a significant number of our personnel continue to work from home. While we learned that we can work very effectively in a fully-remote environment, the partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of corporate culture, greater exposure to cybersecurity threats, or other operational risks. Similarly, many of our Territory Partners, our vendors, the businesses for which we write policies in our other business segment, and our strategic partners may continue to work from home, and many veterinary hospitals are working at reduced staffing levels and hours of operation.
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
We have incurred significant cumulative net losses since our inception. We incurred net losses of $35.5 million and $5.8 million in the years ended December 31, 2021 and 2020, respectively, and as of December 31, 2021, we had an accumulated deficit of $126.9 million. We have funded our operations through equity financings, borrowings under a revolving line of credit and term loans and, since 2016, positive cash flows from operations. Our ability to achieve and maintain profitability will depend, in significant part, on obtaining new members, retaining our existing members, maintaining relationships with our strategic partners, and ensuring that our expenses, including new pet acquisition expense, do not exceed our revenue. We expect to make significant expenditures and investments in new pet acquisition and product initiatives and these expenditures may not result in additional growth. Our recent growth in revenue and membership may not be sustainable or may decrease, and we may not generate sufficient revenue to maintain profitability. Additionally, we budget for our expenses based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our estimates. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.

We may not maintain our current rate of revenue growth.
Our revenue has increased quickly and substantially in recent periods. We believe that our continued revenue growth will depend on, among other factors, our ability to:
•improve our market penetration through cost-efficient and effective pet acquisition programs to attract new members;
•convert leads into enrollments;
•maintain high retention rates;
•increase the lifetime value per pet;
•maintain positive relationships with veterinarians and other lead sources;
•maintain positive relationships with and increase the number and efficiency of Territory Partners;
•create and maintain positive relationships with strategic partners, particularly partners who present us with new sales channels and those who create software solutions for veterinary practices;
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
We base our decisions regarding new pet acquisition expenditures primarily on the projected internal rate of return on marketing spend. Our estimates and assumptions may not accurately reflect our future results - we may overspend on new pet acquisition, and we may not be able to recover our pet acquisition costs or generate profits from these investments.
We have made and plan to continue to make significant investments to grow our member base. We spent $69.5 million new pet acquisition expense to acquire new members for the year ended December 31, 2021. Our average pet acquisition cost and the number of new pets we enroll depends on a number of factors and assumptions, including the effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our pet acquisition expenditures and the competitive environment. Our average pet acquisition cost has increased over time and has significantly varied in the past. In the future, our average pet acquisition cost may continue to rise and significantly vary period to period based upon specific marketing initiatives. We also regularly test new member acquisition channels and marketing initiatives, which often are more expensive than our traditional marketing channels and generally increase our average acquisition costs.
In addition, we base our decisions regarding our new pet acquisition expenditures primarily on our internal rate of return generated on an average pet. This analysis depends substantially on estimates and assumptions based on our historical experience with pets enrolled in earlier periods, including our key operating metrics. If our estimates and assumptions regarding our internal rate of return and the lifetime value of the pets that we project to acquire and our related decisions regarding investments in new pet acquisition prove incorrect, or if our calculation of internal rate of return and lifetime value of the pets that we project to acquire differs significantly from that of pets acquired in prior periods, we may be unable to recover our new pet acquisition expenses or generate profits from our investment in acquiring new members. Moreover, if our new pet acquisition expenses increase or we invest in member acquisition channels that do not ultimately result in the expected number of new member enrollments, the return on our investment may be lower than we anticipate irrespective of the lifetime value of the pets that we project to acquire as a result of the new members. If we cannot generate profits from this investment, we may need to alter our growth strategy, and our growth rate and operating results may be adversely affected.

We depend in part on Internet search engines to attract potential new members to visit our website. If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, our new member growth could decline, and our business and operating results could be harmed.
We derive a significant amount of traffic to our website from consumers who search for pet medical insurance through Internet search engines, such as Google, Bing and Yahoo!. A critical factor in attracting consumers searching for pet medical insurance on the Internet to our website is whether we are prominently displayed in response to an Internet search relating to pet insurance. Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine, which may change from time to time. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our websites would decline and we may not be able to replace this traffic, which in turn would harm our business, operating results and financial condition. If we decide to attempt to replace this traffic, we may be required to increase our pet acquisition expenditures, including by utilizing paid search advertising. Certain of our competitors have spent additional funds to promote their products in search results over us. If we decide to respond by purchasing search advertising, our pet acquisition costs would increase which may harm our business, operating results and financial condition.
If we are unable to grow our member base and maintain high member retention rates, our growth prospects and revenue will be adversely affected.
Our ability to grow our business depends on retaining and expanding our member base. For the year ended December 31, 2021, we generated 71.0% of our revenue from subscriptions. In order to continue to increase our membership, we must continue to convince prospective members of the benefits of pet insurance in general and our subscription in particular. To maintain our existing member base, we need to continue to reinforce the value of our subscription.
We utilize Territory Partners, who are paid fees based on enrollments in their regions, to communicate the benefits of medical insurance to veterinarians through, prior to the COVID-19 pandemic, in-person visits and more recently, through a hybrid of remote and in-person communications. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about these benefits, and potentially become members. We also invest in other third-party and direct to consumer member acquisition channels, though we have limited experience with some of them. We plan to expand the number of our Territory Partners and other lead-generation sources and to engage in other marketing activities, including direct to consumer advertising and increasing our social media footprint, which are likely to increase our acquisition costs. In addition, these plans may face unexpected delays, costs or other challenges, such as decreased ability of Territory Partners to conduct in-person visits with veterinarians.
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
•as we add more products, consumer confusion;
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
We have historically experienced high average monthly retention rates. For example, our average monthly retention rate between 2010 and 2021 was 98.6%. We expect to continue to make significant expenditures relating to the retention of existing members, including an increase in the number of inside account managers and development and implementation of new technology platforms designed to encourage retention of these members.

If we do not retain our existing members or if our marketing initiatives do not result in enrolling more pets or result in enrolling pets that inherently have a lower retention rate, we may not be able to maintain our retention and new pet acquisition rates. Members we obtain through aggressive promotions or other channels that involve relatively less meaningful contact between us and the member are more likely to terminate their subscription. In the past, we have experienced reduced retention rates during periods of rapid member growth, as our retention rate generally has been lower during the first year of member enrollment. Members may choose to terminate their subscription for a variety of reasons, including perceived or actual lack of value, delays or other unsatisfactory experiences in how we review and process veterinary invoice payments, unsatisfactory member service, an economic downturn, increased subscription fees, loss of a pet, a more attractive offer from a competitor, changes in our subscription or other reasons, including reasons that are outside of our control. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit terminations, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.
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
If we fail to establish or are unable to maintain our existing member acquisition channels and/or continue to add new member acquisition channels, if the cost of our existing sources increases or does not scale as we anticipate, or if we are unable to continue to use any existing channels or programs in any jurisdiction, including our exam day offer program, our member levels and pet acquisition expenses may be adversely affected.
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
Our insurance subsidiaries are subject to risk-based capital regulations that require us to maintain certain levels of surplus to support our overall business operations in consideration of our size and risk profile. We have in the past and may in the future fail to maintain the amount of risk-based capital required to avoid additional regulatory oversight, which was $116.0 million as of December 31, 2021. We are also subject to a contractual obligation related to our reinsurance agreement with Omega, who writes our policies in Canada. Under this agreement, we are required to fund a Canadian trust account in accordance with Canadian regulations. As of December 31, 2021, the account held CAD $7.7 million.
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
To compete effectively, we believe we will need to continue to invest significant resources in pet acquisition, in improving our member service levels, in the online experience and functionalities of our website and in other technologies and infrastructure. Failure to compete effectively against our current or future competitors could result in loss of current or potential members, which could adversely affect our pricing, lower our revenue, prevent us from maintaining profitability and diminish our brand strength.
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
•the efficacy and viability of our pet acquisition programs;
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
Our business may be affected by changes in the economic environment. Medical insurance for cats and dogs is a discretionary purchase, and members may reduce or eliminate their discretionary spending during an economic downturn, resulting in an increase in terminations and a reduction in the number of new member enrollments. We may experience a material increase in terminations or a material reduction in our member retention rate in the future, especially in the event of a prolonged recessionary period or a downturn in economic conditions. Conversely, consumers may have more income to pay veterinary costs out-of-pocket and less desire to purchase our subscription during a period of economic growth. In addition, media prices may increase during a period of economic growth, which could increase our new pet acquisition expenses. As a result, our business, operating results and financial condition may be significantly affected by changes in the economic environment.
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
We may not realize the benefits of our current and planned strategic relationships.
Our growth strategy includes developing and maintaining strategic relationships with various third parties. For example, in October 2020, we entered into a Strategic Alliance Agreement and certain related agreements with Aflac Incorporated (Aflac). We generally pursue strategic relationships with industry leaders that may offer us expanded access to segments of the pet insurance market. For these efforts to be successful, we must successfully enter into agreements with these third parties on terms that are attractive to us, and then successfully implement the arrangement, which requires integrating and coordinating their resources and capabilities with our own, which may present challenges relating to technology integration, marketing, regulatory matters, customer support, and other operational matters. We may be unsuccessful in entering into agreements with acceptable partners, negotiating favorable terms in these agreements, or implementing the relationship. In addition, our strategic relationships may require us to agree to exclusivity or other terms that may limit our ability to pursue opportunities we might otherwise pursue. For example, we have agreed with Aflac not to develop with a third party any worksite employee benefit regarding its pet insurance in the United States or Japan and to work exclusively with Aflac to develop opportunities in Japan’s pet insurance marketplace, which may prevent us from pursuing alternative opportunities. In connection with our strategic relationships, we have in the past and may in the future provide equity consideration, impose contractual holding periods for such securities, impose standstill obligations or include other requirements that terminate in the event the strategic relationship ceases, which may have an adverse effect on our stock price and otherwise cause our business to suffer.

Strategic partnerships also involve various risks, depending on their structure, including the following:
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
If we are unsuccessful in our strategic relationships, we may not realize the intended benefits of these relationship, lose the investment we have made in these relationships, face difficulty entering into other relationships, and our business may suffer.
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
For example, the pet insurance policies we write for general agents are subject to materially different terms and conditions than our subscription. They are typically annual policies with monthly payment terms, which can result in accounts receivable balances and payment timing patterns we do not experience in our subscription business. The relationships with these general agents may be terminated by either party and, if terminated, would result in a reduction in our revenue to the extent we cannot enter other relationships and generate equivalent revenue with different general agents. For the year ended December 31, 2021, premiums from policies sourced by general agents accounted for 27% of our total revenue, and one general agent sourced members whose premiums accounted for over 10% of our total revenue. Further, the unaffiliated general agents administer these policies and market them to consumers. If the general agents make operating decisions that adversely affect its business or brand, our business or brand could also be adversely affected.
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
We offer our subscription in Canada and in the future may offer it in other countries, which exposes us to the risk of changes in currency exchange rates. For the year ended December 31, 2021, approximately 16% of our total revenue was generated in Canada. Fluctuations in the relative strength of the US dollar has in the past and could in the future adversely affect our revenue and operating results.

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
Currently, APIC, our wholly-owned subsidiary, underwrites memberships for our U.S. subscription products, and Omega, a third party, underwrites memberships for our Canadian subscription products. We have set up two new wholly-owned insurance companies in the U.S. and are in the process of setting up an additional insurance company in Canada and in the future we may decide to set up and operate additional wholly-owned insurance companies in the U.S., Canada or a different country. The pursuit of acquiring or forming a new insurance subsidiary may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the formation or acquisition is completed. Further, even if we are successful in forming or acquiring a new insurance subsidiary we may not achieve the anticipated benefits. In addition, we may require additional capital to meet our risk-based capital requirements for the new insurance subsidiaries and will be subject to additional regulatory scrutiny in the jurisdiction of incorporation and any additional jurisdictions the insurance subsidiary operates. Failure to comply with laws, regulations and guidelines applicable to a new insurance subsidiary could result in significant liability, result in the loss of revenue and otherwise harm our business, operating results and financial condition.

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
As of December 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $218.3 million that will begin to expire in 2026. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Pursuant to Sections 382 and 383 of the Code, annual use of our net operating loss carryforwards and credit carryforwards may be limited by previous and future ownership changes.

Risks Related to Compliance with Laws and Regulations
We may not maintain the amount of risk-based capital required to avoid additional regulatory oversight, which may adversely affect our ability to operate our business.
Memberships in our U.S. subscription product are currently underwritten by APIC. APIC is an insurance company domiciled in the state of New York and licensed by the New York Department of Financial Services (NY DFS). Regulators in the states in which we do business impose risk-based capital requirements on APIC that generally are approved by the National Association of Insurance Commissioners (NAIC) to ensure APIC maintains reasonably appropriate levels of surplus to protect our members against adverse developments in APIC’s financial circumstances, taking into account the risk characteristics of our assets, liabilities and certain other items. Generally, state insurance regulators will compare, on an annual basis as of December 31 or more often as deemed necessary, an insurer’s total adjusted capital and surplus to assess an insurer’s capital adequacy. If an insurer’s risk-based capital falls below a specific threshold, the regulator may take action, which can range from directing an insurer to propose a plan to increase its capital to an acceptable level to placing the insurer under regulatory control.
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
Insurance regulations generally require that each individual who sells, solicits or negotiates insurance on our behalf must maintain a valid license in the jurisdiction in which the activity occurs. Regulations also generally prohibit paying an insurance commission to an unlicensed person or entity. Regulations may also require certain individuals who process claims to be licensed. These requirements are subject to a variety of interpretations between jurisdictions. We may not interpret and apply the requirements in the same manner as all applicable regulators, and, even if we have, the requirements or regulatory interpretations of those requirements may change. Regulators have in the past and/or may in the future determine that certain of our personnel or third parties were performing licensable activities without the required license, including for example a veterinary hospital employee. If such persons were not in fact licensed in any such jurisdiction, we could become subject to conviction for an offense or the imposition of an administrative penalty, and liable for significant penalties. Regulators may also deem payments we make to an unlicensed entity or person to be improper. We would also likely be required to modify our business practices and/or pet acquisition programs, or license the affected individuals, which may be impractical or costly and time-consuming to implement. Any modification of our business or marketing practices in response to regulatory licensing requirements could harm our business, operating results or financial condition.
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

Future securities issuances could result in significant dilution to our stockholders and impair the market price of our common stock.
Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. Acquisitions, strategic investments, partnerships, or alliances could also result in dilutive issuances of equity securities. In addition, we may issue options, restricted stock units, or other stock-based awards to those providing services to us, and to the extent outstanding or future options are exercised or restricted stock units or other stock-based awards are settled for shares of our common stock, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock, such as pursuant to the “blank check” preferred stock contained in our certificate of incorporation. As a result, purchasers of our common stock bear the risk that future issuances of debt or equity securities may reduce the value of and dilute their ownership interest.
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
We have an Employee Severance and Change in Control Plan that applies to each employee of our company. This plan provides certain benefits to our employees in the event there is a change in control of our company and an employee is terminated under certain conditions. Potential acquirers may determine that the possible payments under this plan make an acquisition of our company unattractive.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located at 6100 4th Avenue South, Seattle, Washington. We purchased the building in August 2018 and occupy 120,124 square feet.
Item 3. Legal Proceedings
Information with respect to this item may be found in Note 9 of Item 8, “Financial Statements and Supplementary Data”, under the caption, “Legal Proceedings” which information is incorporated herein by reference.
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
Holders of Record
As of February 10, 2022, there were 29 registered stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.
Securities Authorized for Issuance under Equity Compensation Plans
The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2022. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.
This chart compares the stockholder return on an investment of $100 over the five years from December 31, 2016 through December 31, 2021 for (1) our common stock, (2) the S&P Small Cap 600 Index, (3) the NASDAQ-100 Technology Sector Index, and (4) the Russell 2000 Index. All values assume the reinvestment of any dividends; however, no dividends have been declared on our common stock to date. The stockholder return on the following graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return
Among Trupanion, S&P Small Cap 600 Index, NASDAQ-100 Technology Sector Index, and Russell 2000 Index

900
850
800
750
700
650
600
550
500
450
400
350
300
250
200
150
100
50
Index Value
Base Period 12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Period Ending
Trupanion Inc.
S&P Small Cap 600 Index
NASDAQ-100 Technology Sector Index
Russell 2000 Index

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Trupanion Inc.	$100.00	$188.60	$161.98	$236.86	$771.33	$850.71
S&P Small Cap 600 Index	$100.00	$111.73	$100.83	$121.87	$133.53	$167.28
NASDAQ-100 Technology Sector Index	$100.00	$136.68	$128.42	$189.69	$262.87	$333.79
Russell 2000 Index	$100.00	$113.14	$98.58	$122.62	$145.52	$165.45

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

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(in thousands)
Consolidated statements of operations data:
Revenue:
Subscription business	$494,862	$387,732	$321,163	$263,738	$218,354
Other business	204,129	114,296	62,773	40,218	24,313
Total revenue	698,991	502,028	383,936	303,956	242,667
Cost of revenue:
Subscription business(1)	407,664	314,875	262,139	215,992	176,883
Other business	186,981	105,252	56,873	36,598	22,734
Total cost of revenue	594,645	420,127	319,012	252,590	199,617
Operating expenses:
Technology and development(1)	16,866	9,947	7,025	5,796	6,226
General and administrative(1)	31,893	21,847	18,384	17,104	16,130
New pet acquisition expense(1)	78,647	47,837	35,451	24,999	19,104
Depreciation and amortization	11,965	7,071	5,632	4,512	4,232
Total operating expenses	139,371	86,702	66,492	52,411	45,692
Loss from investment in joint venture	(171)	(126)	(352)	—	—
Operating loss	(35,196)	(4,927)	(1,920)	(1,045)	(2,642)
Interest expense	10	1,381	1,349	1,198	533
Other expense (income), net	14	(581)	(1,629)	(1,309)	(1,244)
Loss before income taxes	(35,220)	(5,727)	(1,640)	(934)	(1,931)
Income tax expense (benefit)	310	113	169	(7)	(428)
Net loss	$(35,530)	$(5,840)	$(1,809)	$(927)	$(1,503)

(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(in thousands)
Cost of revenue	$7,148	$1,586	$1,050	$927	$594
Technology and development	3,056	3,795	364	209	216
General and administrative	8,862	2,773	3,312	2,304	1,887
New pet acquisition expense	9,160	758	2,120	1,335	722
Total stock-based compensation expense	$28,226	$8,912	$6,846	$4,775	$3,419

	December 31,
	2021	2020	2019	2018	2017
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$87,400	$139,878	$29,168	$26,552	$25,706
Short-term investments	126,012	89,862	69,732	54,559	37,590
Working capital	167,258	186,628	67,196	54,773	40,692
Total assets	562,582	498,250	257,200	207,510	105,859
Current and long-term debt	—	—	26,086	12,862	9,324
Total liabilities	230,382	158,311	120,440	78,337	57,425
Common stock and additional paid-in capital	466,792	439,007	232,731	219,838	134,511
Accumulated deficit	(126,890)	(91,360)	(85,520)	(83,711)	(82,784)
Total stockholders' equity	332,200	339,939	136,760	129,173	48,434

	Year Ended December 31,
	2021	2020	2019	2018	2017
Other operational data(1):
Total Business:
Total pets enrolled (at period end)	1,176,778	862,928	646,728	521,326	423,194
Subscription Business:
Total subscription pets enrolled	704,333	577,957	494,026	430,770	371,683
Monthly average revenue per pet	$63.56	$60.37	$57.52	$54.34	$52.07
Lifetime value of a pet, including fixed expenses	$717	$653	$523	$449	$409
Average pet acquisition cost (PAC)(2)	$287	$247	$212	$164	$152
Average monthly retention	98.74%	98.71%	98.58%	98.60%	98.63%

(1) For more information about how we calculate total pets enrolled, total subscription pets enrolled, monthly average revenue per pet, lifetime value of a pet, including fixed expenses, average pet acquisition cost and average monthly retention, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics.”
(2) Average pet acquisition cost is calculated in part based on net acquisition cost, a non-GAAP financial measure. For more information about net acquisition cost and a reconciliation of new pet acquisition expense to net acquisition cost, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.
This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
We generate leads for our subscription business segment from a diverse set of member acquisition channels, which we then convert into members through our contact center, website and other direct-to-consumer activities. These channels include leads from third-parties such as veterinarians and referrals from existing members. Veterinary hospitals represent our largest referral source. We engage our “Territory Partners” to have face-to-face visits with veterinarians and their staff. Territory Partners are dedicated to cultivating direct veterinary relationships and building awareness of the benefits of high quality medical insurance to veterinarians and their clients. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about, and potentially enroll in, Trupanion. We also receive a significant number of new leads from existing members adding pets and referring their friends and family members. Our direct-to-consumer acquisition channels serve as important resources for pet owner education and drive new member leads and conversion. We monitor average pet acquisition cost to evaluate the efficiency in acquiring new members and measure effectiveness based on our targeted return on investment.
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

Key Operating Metrics
The following tables set forth total pets enrolled and key operating metrics for our subscription business for the years ended December 31, 2021, 2020 and 2019, and for each of the last eight fiscal quarters.

	Year Ended December 31,
	2021	2020	2019
Total Business:
Total pets enrolled (at period end)	1,176,778	862,928	646,728
Subscription Business:
Total subscription pets enrolled (at period end)	704,333	577,957	494,026
Monthly average revenue per pet	$63.56	$60.37	$57.52
Lifetime value of a pet, including fixed expenses	$717	$653	$523
Average pet acquisition cost (PAC)	$287	$247	$212
Average monthly retention	98.74%	98.71%	98.58%

	Three Months Ended
	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020
Total Business:
Total pets enrolled (at period end)	1,176,778	1,104,376	1,024,226	943,854	862,928	804,251	744,727	687,435
Subscription Business:
Total subscription pets enrolled (at period end)	704,333	676,463	643,395	609,835	577,957	552,909	529,400	508,480
Monthly average revenue per pet	$63.89	$63.60	$63.69	$62.97	$62.03	$60.87	$59.40	$58.96
Lifetime value of a pet, including fixed expenses	$717	$697	$681	$684	$653	$615	$597	$535
Average pet acquisition cost (PAC)	$306	$280	$284	$279	$272	$261	$199	$247
Average monthly retention	98.74%	98.72%	98.72%	98.73%	98.71%	98.69%	98.66%	98.59%
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

Lifetime value of a pet, including fixed expenses. Lifetime value of a pet, including fixed expenses, is calculated based on subscription revenue less cost of revenue from our subscription business segment for the 12 months prior to the period end date excluding stock-based compensation expense related to cost of revenue from our subscription business segment, sign-up fee revenue and the change in deferred revenue between periods. This amount is also reduced by the fixed expenses related to our subscription business, which are the pro-rata portion of general and administrative and technology and development expenses, less stock-based compensation, based on revenues. This amount, on a per pet basis, is multiplied by the implied average subscriber life in months. Implied average subscriber life in months is calculated as the quotient obtained by dividing one by one minus the average monthly retention rate. We monitor lifetime value of a pet, including fixed expenses, to estimate the value we might expect from new pets over their implied average subscriber life in months, if they behave like the average pet in that respective period. When evaluating the amount of pet acquisition expenses we may want to incur to attract new pet enrollments, we refer to the lifetime value of a pet, including fixed expenses, as well as our estimated internal rate of return calculation for an average pet, which also includes an estimated surplus capital charge, to inform the amount of acquisition spend in relation to the estimated payback period.
Average pet acquisition cost. Average pet acquisition cost (PAC) is calculated as net acquisition cost divided by the total number of new subscription pets enrolled in that period. Net acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as new pet acquisition expense, excluding stock-based compensation expense and other business segment expense, offset by sign-up fee revenue. We exclude stock-based compensation expense because the amount varies from period to period based on number of awards issued and market-based valuation inputs. We offset sign-up fee revenue because it is a one-time charge to new members collected at the time of enrollment used to partially offset initial setup costs, which are included in new pet acquisition expenses. We exclude other business segment pet acquisition expense because that does not relate to subscription enrollments. We monitor average pet acquisition cost to evaluate the efficiency in acquiring new members and measure effectiveness based on our targeted return on investment.
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of December 31, 2021 is an average of each month’s retention from January 1, 2021 through December 31, 2021. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP financial measures, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for, the directly comparable financial measures prepared in accordance with GAAP.
We calculate these non-GAAP financial measures by excluding certain non-cash or non-recurring expenses. We exclude business combination transaction cost as it is non-recurring and not indicative of our operating performance. We exclude stock-based compensation as it is non-cash in nature. Although stock-based compensation expenses are expected to remain recurring expenses for the foreseeable future, we believe excluding them allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies. We define non-GAAP development expenses as operating expenses incurred to develop new products and offerings that are pre-revenue. We define non-GAAP fixed expenses as the total of Technology and Development expense and General and Administrative expense, less stock-based compensation expense, business combination transaction cost, and non-GAAP development expenses.

The following tables present the reconciliation of our non-GAAP financial measures from corresponding GAAP measures for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Veterinary invoice expense	$486,062	$351,124	$270,947
Less:
Stock-based compensation expense	(4,538)	(1,118)	(697)
Other business cost of paying veterinary invoices	(129,614)	(72,119)	(38,532)
Subscription cost of paying veterinary invoices (non-GAAP)	$351,910	$277,887	$231,718
% of subscription revenue	71.1%	71.7%	72.1%

Other cost of revenue	$108,583	$69,003	$48,065
Less:
Stock-based compensation expense	(2,610)	(468)	(353)
Other business variable expenses	(57,367)	(33,133)	(18,341)
Subscription variable expenses (non-GAAP)	$48,606	$35,402	$29,371
% of subscription revenue	9.8%	9.1%	9.1%

Technology and development expense	$16,866	$9,947	$7,025
General and administrative expense	31,893	21,847	18,384
Less:
Stock-based compensation expense	(11,918)	(4,553)	(3,676)
Business combination transaction costs	(82)	(522)	—
Development expenses (non-GAAP)	(3,719)	(339)	—
Fixed expenses (non-GAAP)	$33,040	$26,380	$21,733
% of total revenue	4.7%	5.3%	5.7%

New pet acquisition expense	$78,647	$47,837	$35,451
Less:
Stock-based compensation expense	(9,160)	(2,773)	(2,120)
Other business pet acquisition expense	(499)	(820)	(414)
Subscription acquisition cost (non-GAAP)	$68,988	$44,244	$32,917
% of subscription revenue	13.9%	11.4%	10.2%

Technology and development expense	$16,866	$9,947	$7,025
General and administrative expense	31,893	21,847	18,384
Less:
Stock-based compensation expense	(11,918)	(4,553)	(3,676)
Business combination transaction costs	(82)	(522)	—
Fixed expenses (non-GAAP)	(33,040)	(26,380)	(21,733)
Development expenses (non-GAAP)	$3,719	$339	$—
% of total revenue	0.5%	0.1%	—%

	Three Months Ended
	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020
Veterinary invoice expense	$132,852	$125,058	$118,282	$109,870	$98,169	$91,266	$82,049	$79,640
Less:
Stock-based compensation expense	(798)	(769)	(672)	(2,299)	(358)	(337)	(245)	(178)
Other business cost of paying veterinary invoices	(38,009)	(34,432)	(31,029)	(26,144)	(22,254)	(19,394)	(16,019)	(14,452)
Subscription cost of paying veterinary invoices (non-GAAP)	$94,045	$89,857	$86,581	$81,427	$75,557	$71,535	$65,785	$65,010
% of subscription revenue	70.1%	70.7%	71.9%	71.9%	71.0%	72.0%	71.2%	72.6%

Other cost of revenue	$30,992	$28,443	$25,433	$23,715	$20,925	$18,265	$16,004	$13,809
Less:
Stock-based compensation expense	(581)	(542)	(552)	(935)	(168)	(111)	(99)	(90)
Other business variable expenses	(17,208)	(15,315)	(12,940)	(11,904)	(11,079)	(9,039)	(7,440)	(5,575)
Subscription variable expenses (non-GAAP)	$13,203	$12,586	$11,941	$10,876	$9,678	$9,115	$8,465	$8,144
% of subscription revenue	9.8%	9.9%	9.9%	9.6%	9.1%	9.2%	9.2%	9.1%

Technology and development expense	$4,665	$4,391	$4,079	$3,731	$3,108	$2,426	$2,293	$2,120
General and administrative expense	8,996	8,246	7,435	7,216	6,502	5,412	5,073	4,860
Less:
Stock-based compensation expense	(3,293)	(3,020)	(3,122)	(2,483)	(1,275)	(1,241)	(1,208)	(829)
Business combination transaction costs	—	—	—	(82)	(522)	—	—	—
Development expenses (non-GAAP)	(858)	(919)	(1,121)	(821)	(339)	—	—	—
Fixed expenses (non-GAAP)	$9,510	$8,698	$7,271	$7,561	$7,474	$6,597	$6,158	$6,151
% of total revenue	4.9%	4.8%	4.3%	4.9%	5.2%	5.1%	5.2%	5.5%

New pet acquisition expense	$19,845	$19,708	$19,390	$19,704	$14,809	$13,344	$9,242	$10,442
Less:
Stock-based compensation expense	(2,136)	(2,112)	(2,181)	(2,731)	(801)	(741)	(675)	(556)
Other business pet acquisition expense	(76)	(134)	(118)	(171)	(201)	(265)	(191)	(163)
Subscription acquisition cost (non-GAAP)	$17,633	$17,462	$17,091	$16,802	$13,807	$12,338	$8,376	$9,723
% of subscription revenue	13.1%	13.7%	14.2%	14.8%	13.0%	12.4%	9.1%	10.9%

Technology and development expense	$4,665	$4,391	$4,079	$3,731	$3,108	$2,426	$2,293	$2,120
General and administrative expense	8,996	8,246	7,435	7,216	6,502	5,412	5,073	4,860
Less:
Stock-based compensation expense	(3,293)	(3,020)	(3,122)	(2,483)	(1,275)	(1,241)	(1,208)	(829)
Business combination transaction costs	—	—	—	(82)	(522)	—	—	—
Fixed expenses (non-GAAP)	(9,510)	(8,698)	(7,271)	(7,561)	(7,474)	(6,597)	(6,158)	(6,151)
Development expenses (non-GAAP)	$858	$919	$1,121	$821	$339	$—	$—	$—
% of total revenue	0.4%	0.5%	0.7%	0.5%	0.2%	—%	—%	—%

When determining our PAC, we calculate net acquisition cost for a more comparable metric across periods. Net acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as GAAP new pet acquisition expense, excluding stock-based compensation expense and other business segment expense, offset by sign-up fee revenue. We exclude stock-based compensation expense because the amount varies from period to period based on the number of awards issued and market-based valuation inputs. We offset sign-up fee revenue because it is a one-time charge to new members collected at the time of enrollment used to partially offset initial setup costs, which are included in new pet acquisition expenses. We exclude other business segment pet acquisition expense because it does not relate to subscription enrollments.
The following tables reconcile GAAP new pet acquisition expense to non-GAAP net acquisition cost (in thousands) for the years ended December 31, 2021, 2020, and 2019, and for each of the last eight fiscal quarters:

	Year Ended December 31,
	2021	2020	2019
New pet acquisition expense	$78,647	$47,837	$35,451
Net of sign-up fee revenue	(4,954)	(3,292)	(2,957)
Excluding:
Stock-based compensation expense	(9,160)	(2,773)	(2,120)
Other business segment pet acquisition expense	(499)	(820)	(414)
Net acquisition cost	$64,034	$40,952	$29,960

	Three Months Ended
	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020
New pet acquisition expense	$19,845	$19,708	$19,390	$19,704	$14,809	$13,344	$9,242	$10,442
Net of sign-up fee revenue	(1,162)	(1,268)	(1,260)	(1,264)	(919)	(827)	(781)	(765)
Excluding:
Stock-based compensation expense	(2,136)	(2,112)	(2,181)	(2,731)	(801)	(741)	(675)	(556)
Other business segment pet acquisition expense	(76)	(134)	(118)	(171)	(201)	(265)	(191)	(163)
Net acquisition cost	$16,471	$16,194	$15,831	$15,538	$12,888	$11,511	$7,595	$8,958
Components of Operating Results
General
We operate in two business segments: subscription business and other business. Our subscription business segment primarily relates to subscription fees from our “Trupanion” branded products. Our other business segment includes revenue from other product offerings that generally have a business-to-business relationship and different margin profiles than our subscription segment, including revenue from writing policies on behalf of third parties and revenue from other products and software solutions.
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
We generate revenue in our other business segment primarily from writing policies on behalf of third parties where we do not undertake the direct consumer marketing. This segment also includes revenue from other products and software solutions that have a different margin profile from our subscription business.

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
Operating Expenses
Our operating expenses are classified into four categories: technology and development, general and administrative, new pet acquisition expense, and depreciation and amortization. For each category, excluding depreciation and amortization, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses and stock-based compensation expense.
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
    New pet acquisition expense
New pet acquisition expenses primarily consist of costs, including employee compensation, to educate veterinarians and consumers about the benefits of Trupanion, to generate leads and to convert leads into enrolled pets, as well as print, online and promotional advertising costs. New pet acquisition expense was previously termed “sales and marketing” on the consolidated statement of operations. This update represents a change in name only. It does not denote a change in method of accounting.
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
Stock-based compensation
Stock-based compensation is included in the cost and expense line items above. Stock-based compensation will vary depending on corporate performance pursuant to our pre-approved equity incentive plan. For example, when we have delivered strong performance, stock-based compensation may increase as a result of incentive-based awards under our equity incentive plan.

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
Investment in pet acquisition. We have made and plan to continue to make significant investments to grow our member base. Our net acquisition cost and the number of new members we enroll depends on a number of factors, including the amount we elect to invest in pet acquisition activities in any particular period in the aggregate and by channel, the frequency of existing members adding a pet or referring their friends or family, the effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our pet acquisition expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied, and in the future may significantly vary, from period to period based upon specific marketing initiatives and estimated rates of return on pet acquisition spend. We also regularly test new member acquisition channels and marketing initiatives, which may be more expensive than our traditional marketing channels and may increase our average acquisition costs. We continually assess our pet acquisition activities by monitoring the estimated return on PAC spend both on a detailed level by acquisition channel and in the aggregate.
Timing of initiatives. Over time we plan to implement new initiatives to improve our member experience, make modifications to our subscription plan, introduce new coverage plans, pursue pet food or other adjacent opportunities, improve our technology, increase the number of veterinary hospitals using our direct pay software, and find other ways to maintain a strong value proposition for our members. These initiatives will sometimes be accompanied by price adjustments, in order to compensate for an increase in benefits received by our members. The implementation of such initiatives may not always coincide with the timing of price adjustments, resulting in fluctuations in revenue and profitability in our subscription business segment.
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
Other business segment. Our other business segment primarily includes other product offerings that generally have a business-to-business relationship. These products have been in the past, and may be in the future, materially different from our subscription segment. Our relationships in our other business segment are generally subject to termination provisions and are non-exclusive. Accordingly, we cannot control the volume of business, even if a contract is not terminated. Loss of an entire program via contract termination could result in the associated policies and revenue being lost over a period of 12 to 18 months, which could have a material impact on our results of operations. We may enter into additional relationships in the future to the extent we believe they will be profitable to us, which could also impact our operating results.

Results of Operations
The following tables set forth our results of operations for the periods presented both in absolute dollars and as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue:
Subscription business	$494,862	$387,732	$321,163
Other business	204,129	114,296	62,773
Total revenue	698,991	502,028	383,936
Cost of revenue:
Subscription business(1)	407,664	314,875	262,139
Other business	186,981	105,252	56,873
Total cost of revenue	594,645	420,127	319,012
Operating expenses:
Technology and development(1)	16,866	9,947	7,025
General and administrative(1)	31,893	21,847	18,384
New pet acquisition expense(1)	78,647	47,837	35,451
Depreciation and amortization	11,965	7,071	5,632
Total operating expenses	139,371	86,702	66,492
Loss from investment in joint venture	(171)	(126)	(352)
Operating loss	(35,196)	(4,927)	(1,920)
Interest expense	10	1,381	1,349
Other expense (income), net	14	(581)	(1,629)
Loss before income taxes	(35,220)	(5,727)	(1,640)
Income tax expense	310	113	169
Net loss	$(35,530)	$(5,840)	$(1,809)

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$7,148	$1,586	$1,050
Technology and development	3,056	758	364
General and administrative	8,862	3,795	3,312
New pet acquisition expense	9,160	2,773	2,120
Total stock-based compensation expense	$28,226	$8,912	$6,846

	Year Ended December 31,
	2021	2020	2019
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	85	84	83
Operating expenses:
Technology and development	2	2	2
General and administrative	5	4	5
New pet acquisition expense	11	10	9
Depreciation and amortization	2	1	1
Total operating expenses	20	17	17
Loss from investment in joint venture	—	—	—
Operating loss	(5)	(1)	(1)
Interest expense	—	—	—
Other expense (income), net	—	—	—
Loss before income taxes	(5)	(1)	—
Income tax expense	—	—	—
Net loss	(5)%	(1)%	—%

Stock-based compensation expense:	Year Ended December 31,
	2021	2020	2019
	(as a percentage of revenue)
Cost of revenue	1%	—%	—%
Technology and development	1	1	1
General and administrative	—	—	—
New pet acquisition expense	1	1	1
Total stock-based compensation expense	4%	2%	2%

	Year Ended December 31,
	2021	2020	2019
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%
Subscription business cost of revenue	82	81	82

Comparison of the years ended December 31, 2021, 2020, and 2019
Revenue

	Year Ended December 31,			% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$494,862	$387,732	$321,163	28%	21%
Other business	204,129	114,296	62,773	79	82
Total revenue	$698,991	$502,028	$383,936	39	31

Percentage of Revenue by Segment:
Subscription business	71%	77%	84%
Other business	29	23	16
Total revenue	100%	100%	100%

Total pets enrolled (at period end)	1,176,778	862,928	646,728	36	33
Total subscription pets enrolled (at period end)	704,333	577,957	494,026	22	17
Monthly average revenue per pet	$63.56	$60.37	$57.52	5	5
Average monthly retention	98.74%	98.71%	98.58%

Year ended December 31, 2021 compared to year ended December 31, 2020. Total revenue increased by $197.0 million to $699.0 million for the year ended December 31, 2021, or 39%. Revenue from our subscription business segment increased by $107.1 million to $494.9 million for the year ended December 31, 2021, or 28%. This increase was primarily due to a 22% increase in total subscription pets enrolled as of December 31, 2021 compared to December 31, 2020 and increased average revenue per pet of 5% for the same period. Increases in pricing were due to the increased cost and utilization of veterinary care. Revenue from our other business segment increased by $89.8 million to $204.1 million for the year ended December 31, 2021, or 79%, primarily due to a 66% increase in enrolled pets in this segment.

Cost of Revenue

	Year Ended December 31,			% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$356,448	$279,005	$232,415	28%	20%
Other cost of revenue	51,216	35,870	29,724	43	21
Total cost of revenue	407,664	314,875	262,139	29	20
Other business:
Veterinary invoice expense	129,614	72,119	38,532	80	87
Other cost of revenue	57,367	33,133	18,341	73	81
Total cost of revenue	186,981	105,252	56,873	78	85

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	72%	72%	72%
Other cost of revenue	10	9	9
Total cost of revenue	82	81	82
Other business:
Veterinary invoice expense	63	63	61
Other cost of revenue	28	29	29
Total cost of revenue	92	92	91

Total pets enrolled (at period end)	1,176,778	862,928	646,728	36	33
Total subscription pets enrolled (at period end)	704,333	577,957	494,026	22	17
Monthly average revenue per pet	$63.56	$60.37	$57.52	5	5

Year ended December 31, 2021 compared to year ended December 31, 2020. Cost of revenue for our subscription business segment was $407.7 million, or 82% of revenue, for the year ended December 31, 2021, compared to $314.9 million, or 81%, of revenue for the year ended December 31, 2020. This increase of 29% in subscription cost of revenue was primarily the result of a 22% increase in subscription pets enrolled and an increase of 5% in veterinary invoice expense per pet due to increases in the cost and utilization of veterinary care. Additionally, stock-based compensation expense increased $5.6 million during the period due to new performance grants in the first quarter of this year, including the full impact of one-time team grants in the first quarter of $2.3 million. Cost of revenue for our other business segment increased by $81.7 million, or 78%, to $187.0 million for the year ended December 31, 2021, primarily due to the increase in enrolled pets in this segment.

Technology and Development Expenses

	Year Ended December 31,			% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(in thousands, except percentages)
Technology and development	$16,866	$9,947	$7,025	70%	42%
Percentage of total revenue	2%	2%	2%

Year ended December 31, 2021 compared to year ended December 31, 2020. Technology and development expenses increased by $6.9 million, or 70%, to $16.9 million for the year ended December 31, 2021. Technology expense increased by $3.9 million year over year, primarily due to $2.3 million of increased stock-based compensation during the period due to new performance grants in the first quarter of this year, as well as $1.6 million increase in general technology expense to support the business growth.
Development expense associated with developing new products and offerings was $3.7 million, or 0.5% of our total revenue, for the twelve months ended December 31, 2021. It increased by $3.0 million year over year, as a result of expenditures and investment in several pre-revenue initiatives.
Excluding stock-based compensation, technology and development expenses in total remained consistent at approximately 2% as a percentage of revenue year over year.

General and Administrative Expenses

	Year Ended December 31,			% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(in thousands, except percentages)
General and administrative	$31,893	$21,847	$18,384	46%	19%
Percentage of total revenue	5%	4%	5%

Year ended December 31, 2021 compared to year ended December 31, 2020. General and administrative expenses increased by $10.1 million, or 46%, to $31.9 million for the year ended December 31, 2021. The increase in expense was primarily due to a $5.1 million increase in stock-based compensation, a $2.6 million increase in compensation expense related primarily to increased headcount, a $1.2 million increase in facilities-related expenses, and a $1.0 million increase in legal, tax and other professional service fees. Excluding stock-based compensation, general and administrative expenses were 3.3% of revenue, compared to 3.6% of revenue in the prior year.

New Pet Acquisition Expense

	Year Ended December 31,			% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(in thousands, except pet and per pet data)
New pet acquisition expense	$78,647	$47,837	$35,451	64%	35%
Percentage of total revenue	11%	10%	9%
Subscription Business:
Total subscription pets enrolled (at period end)	704,333	577,957	494,026	22	17
Average pet acquisition cost (PAC)	$287	$247	$212	16	17

Year ended December 31, 2021 compared to year ended December 31, 2020. New pet acquisition expense increased by $30.8 million, or 64%, to $78.6 million, for the year ended December 31, 2021. The increase was primarily attributable to a $13.7 million increase in expenses to generate leads and increase conversion rates and a $10.3 million increase in compensation expenses primarily related to headcount increases. Additionally, stock-based compensation expense increased $6.4 million during the period due to new performance grants in the first quarter of this year.
Depreciation and Amortization

	Year Ended December 31,			% Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(in thousands, except percentages)
Depreciation and amortization	$11,965	$7,071	$5,632	69%	26%
Percentage of total revenue	2%	1%	1%
Depreciation and amortization expenses have been reclassified as a separate line item in the consolidated statement of operations since 2020 and prior period amounts have been reclassified from their original presentation to conform to the current period presentation. We elected to present depreciation and amortization expenses as a separate line to better align with management's view of our operating results.
Year ended December 31, 2021 compared to year ended December 31, 2020. Depreciation and amortization expense increased by $4.9 million, or 69%, to $12.0 million for the year ended December 31, 2021. The increase was primarily due to a $4.1 million incremental amortization in 2021 as a result of acquired intangible assets in the fourth quarter of 2020, as well as increased depreciation in line with business growth.

Stock-Based Compensation
Year ended December 31, 2021 compared to year ended December 31, 2020. Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above. Stock-based compensation expense in total was $28.2 million for the year ended December 31, 2021, up from $8.9 million in the prior year period. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants, including grants in the first quarter of this year for the strong 2020 performance, calculated according to our equity incentive plan.

Quarterly Results of Operations
The following tables contain selected quarterly financial information for the years ended December 31, 2021 and 2020. The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements and includes all adjustments that we consider necessary for a fair presentation of the information shown. These quarterly operating results for any fiscal quarter are not necessarily indicative of the operating results for any full fiscal year or future period.

Consolidated Statements of Operations Data:	Three Months Ended
	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020
	(in thousands)
Revenue:
Subscription business	$134,120	$127,077	$120,373	$113,292	$106,416	$99,379	$92,453	$89,484
Other business	60,259	54,590	47,887	41,393	36,271	30,741	25,467	21,817
Total revenue	194,379	181,667	168,260	154,685	142,687	130,120	117,920	111,301
Cost of revenue:
Subscription business(1)	108,627	103,754	99,746	95,537	85,761	81,098	74,594	73,422
Other business	55,217	49,747	43,969	38,048	33,333	28,433	23,459	20,027
Total cost of revenue	163,844	153,501	143,715	133,585	119,094	109,531	98,053	93,449
Operating expenses:
Technology and development(1)	4,665	4,391	4,079	3,731	3,108	2,426	2,293	2,120
General and administrative(1)	8,996	8,246	7,435	7,216	6,502	5,412	5,073	4,860
New pet acquisition expense(1)	19,845	19,708	19,390	19,704	14,809	13,344	9,242	10,442
Depreciation and amortization	2,770	2,944	3,158	3,093	2,301	1,666	1,723	1,381
Total operating expenses	36,276	35,289	34,062	33,744	26,720	22,848	18,331	18,803
Gain (loss) from investment in joint venture	(22)	(69)	5	(85)	(42)	2	(27)	(59)
Operating income (loss)	(5,763)	(7,192)	(9,512)	(12,729)	(3,169)	(2,257)	1,509	(1,010)
Interest expense	9	—	3	(2)	337	324	341	379
Other expense (income), net	236	(61)	(99)	(62)	(48)	(49)	(202)	(282)
Income (loss) before income taxes	(6,008)	(7,131)	(9,416)	(12,665)	(3,458)	(2,532)	1,370	(1,107)
Income tax expense (benefit)	1,034	(312)	(195)	(217)	44	26	17	26
Net income (loss)	$(7,042)	$(6,819)	$(9,221)	$(12,448)	$(3,502)	$(2,558)	$1,353	$(1,133)

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended
	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020
	(in thousands)
Cost of revenue	$1,379	$1,311	$1,224	$3,234	$526	$448	$344	$268
Technology and development	843	749	800	664	392	133	133	100
General and administrative	2,450	2,271	2,322	1,819	883	1,108	1,075	729
New pet acquisition expense	2,136	2,112	2,181	2,731	801	741	675	556
Total stock-based compensation expense	$6,808	$6,443	$6,527	$8,448	$2,602	$2,430	$2,227	$1,653

	Three Months Ended
	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020
Other Financial and Operational Data:
Total Business:
Total pets enrolled (at period end)	1,176,778	1,104,376	1,024,226	943,854	862,928	804,251	744,727	687,435
Subscription Business:
Total subscription pets enrolled (at period end)	704,333	676,463	643,395	609,835	577,957	552,909	529,400	508,480
Monthly average revenue per pet	$63.89	$63.6	$63.69	$62.97	$62.03	$60.87	$59.40	$58.96
Lifetime value of a pet, including fixed expenses	$717	$697	$681	$684	$653	$615	$597	$535
Average pet acquisition cost (PAC)	$306	$280	$284	$279	$272	$261	$199	$247
Average monthly retention	98.74%	98.72%	98.72%	98.73%	98.71%	98.69%	98.66%	98.59%

	Three Months Ended
	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	84	84	85	86	83	84	83	84
Operating expenses:
Technology and development	2	2	2	2	2	2	2	2
General and administrative	5	5	4	7	5	4	4	4
New pet acquisition expense	10	11	12	13	10	10	8	8
Depreciation and amortization	1	2	2	2	2	1	1	1
Total operating expenses	19	19	20	22	19	18	16	17
Gain (loss) from investment in joint venture	—	—	—	—	—	—	—	—
Operating income (loss)	(3)	(4)	(6)	(8)	(2)	(2)	1	(3)
Interest expense	—	—	—	—	—	—	—	—
Other expense (income), net	—	—	—	—	—	—	—	—
Income (loss) before income taxes	(3)	(4)	(6)	(8)	(2)	(2)	1	(1)
Income tax expense (benefit)	1	—	—	—	—	—	—	—
Net income (loss)	(4)%	(4)%	(5)%	(8)%	(2)%	(2)%	1%	(1)%

	Three Months Ended
	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%	100%	100%	100%	100%
Subscription business cost of revenue	81	82	83	84	81	82	81	82

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$7,458	$21,544	$16,157
Net cash used in investing activities	(51,913)	(76,747)	(28,008)
Net cash (used in) provided by financing activities	(1,125)	170,848	14,044
Effect of exchange rates on cash and cash equivalents	252	(16)	423
Net change in cash, cash equivalents, and restricted cash	$(45,328)	$115,629	$2,616
As of December 31, 2021, we had $213.4 million in cash, cash equivalents and short-term investments. Most of the assets in our insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of December 31, 2021, total assets and liabilities held outside of our insurance entities were $210.8 million and $31.6 million, respectively, including $8.0 million of cash and cash equivalents that were segregated from other operating funds and held in trust for the payment of veterinary invoices on behalf of our insurance subsidiaries. For further information, refer to "—Regulation".
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
Our primary requirements for liquidity are paying veterinary invoices, funding operations and capital requirements, investing in new member acquisition, and investing in enhancements to our member experience. In December 2020, we elected to terminate our line of credit facility and repaid all then outstanding obligations. We have certain contractual obligations in the normal course of business, including obligations and commitments relating to non-cancellable vendor purchase agreements, as well as future payments of veterinary invoice claims. Refer to Note 10, Reserve for Veterinary Invoices, included in Item 8 of Part II of this 10-K, for further details on anticipated cash outflows.
In April 2021, our board of directors approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of our common stock. While our board of directors has approved the program, any repurchase will be subject to quarterly assessments based on parameters we set. We cannot predict the timing or extent of any repurchases of shares of common stock, as such repurchases will depend on a number of factors, some of which are beyond our control. These include uses of capital in a given quarter, available cash, our stock price relative to our estimated intrinsic value, and general market conditions. We have not repurchased any shares under this program.
Operating Cash Flows
We derive operating cash flows primarily from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments and to fund projects that improve our members' experience. Net cash provided by operating activities was $7.5 million for the year ended December 31, 2021, compared to $21.5 million net cash provided by operating activities for the year ended December 31, 2020. The change was primarily driven by increased pet acquisition spend during the current period to drive new pet enrollments and future growth, faster payment of veterinary invoices as a result of increased utilization of claims automation, as well as timing differences between collections from members and payments of veterinary invoices and payments to vendors. Changes in accounts receivable and deferred revenue were primarily related to annual policies with monthly payment terms within our other business segment.
Investing Cash Flows
Net cash used in investing activities was $51.9 million for the year ended December 31, 2021, primarily related to net purchase of investments to increase our statutory capital, as well as purchases of property, equipment and intangible assets, primarily related to development of internal use software focused on new product initiatives and member experience improvements.

Financing Cash Flows
Net cash used in financing activities was $1.1 million for the year ended December 31, 2021, compared to $170.8 million net cash provided by financing activities in the prior year. In October 2020, we entered into a Strategic Alliance Agreement, Shareholder Agreement, and a Stock Purchase Agreement with Aflac Incorporated (Aflac). To drive long-term alignment, Aflac invested $200.0 million cash in exchange for 3,636,364 newly issued shares of our common stock at a price of $55 per share, subject to a minimum holding period of three years. The financing cash flow change year over year was primarily due to net proceeds of $192.3 million received from the sale of common stock to Aflac, partially offset by repayment and termination of the line of credit facility in 2020.
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
As of December 31, 2021, our reserve for veterinary invoices was $39.7 million, consisting of $37.3 million for the amount we expect to pay in the future for veterinary invoices dated between January 1, 2021 and December 31, 2021, inclusive of related processing costs, and a reserve of $2.4 million for invoices dated prior to January 1, 2021. We believe the reserve amount as of December 31, 2021 is adequate, and we do not believe that there are any reasonably likely changes in the facts or circumstances underlying key assumptions that would result in the reserve balance being insufficient in an amount that would have a material impact on our reported results, financial position or liquidity. The ultimate liability, however, may be in excess of or less than the amount we have reserved.
For the year ended December 31, 2021, we paid $24.9 million for veterinary invoices dated on or before December 31, 2020, including related processing costs. Our reserve estimate for these expenses was $28.9 million as of December 31, 2020. As of December 31, 2021, we reevaluated the remaining reserve for those periods prior to December 31, 2020 and recorded an adjustment to our income statement to decrease it by $1.6 million.
Accounting for Business Acquisition
As discussed in Item 8, Note 3—Business Combination, we acquired 100% of the equity of Aquarium Software Limited (Aquarium) for total consideration of approximately $48.3 million in net cash on October 30, 2020. Accounting for this business acquisition requires us to make certain estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed. We used our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. We used a discounted cash flow model to measure the acquired intangible assets. The key assumptions used to estimate the fair value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results. These key assumptions are forward looking and could be affected by future economic and market conditions. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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
Foreign Currency Exchange Risk
We generate approximately 16% of our revenue in Canada. As our operations in Canada or the United States grow on an absolute basis and/or relative to one another, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates. A 10% change in the Canadian currency exchange rate could have a material impact on our consolidated financial condition or results of operations. A hypothetical change of this magnitude would have increased or decreased our total revenues by approximately $11.3 million, total expenses by approximately $4.2 million, and have a net impact of $7.1 million of income or loss for the year ended December 31, 2021. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Item 8. Financial Statements and Supplementary Data

Trupanion, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trupanion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trupanion, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Reserve for Veterinary Invoices

Description of the Matter
The Company’s reserve for veterinary invoices totaled $39.7 million as of December 31, 2021. As discussed in Note 1 to the financial statements, the Company’s reserve for veterinary invoices is based on an actuarial analysis of the Company’s historical experience including the number of veterinary invoices it expects to receive, the average cost of those veterinary invoices, the length of time between the date of the veterinary invoice and the date the Company receives the veterinary invoice, the members’ chosen deductibles and the Company’s expected cost to process and administer payments.

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

Seattle, Washington
February 17, 2022

Trupanion, Inc. Consolidated Statements of Operations (in thousands, except per share data)
	Year Ended December 31,
	2021	2020	2019
Revenue	$698,991	$502,028	$383,936
Cost of revenue:
Veterinary invoice expense(1)	486,062	351,124	270,947
Other cost of revenue(1)	108,583	69,003	48,065
Total cost of revenue	594,645	420,127	319,012
Operating expenses:
Technology and development(1)	16,866	9,947	7,025
General and administrative(1)	31,893	21,847	18,384
New pet acquisition expense(1)	78,647	47,837	35,451
Depreciation and amortization	11,965	7,071	5,632
Total operating expenses	139,371	86,702	66,492
Loss from investment in joint venture	(171)	(126)	(352)
Operating loss	(35,196)	(4,927)	(1,920)
Interest expense	10	1,381	1,349
Other expense (income), net	14	(581)	(1,629)
Loss before income taxes	(35,220)	(5,727)	(1,640)
Income tax expense	310	113	169
Net loss	$(35,530)	$(5,840)	$(1,809)

Net loss per share:
Basic and diluted	$(0.89)	$(0.16)	$(0.05)
Weighted average shares of common stock outstanding:
Basic and diluted	40,137,505	35,858,869	34,645,345

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	4,538	1,118	697
Other cost of revenue	2,610	468	353
Technology and development	3,056	758	364
General and administrative	8,862	3,795	3,312
New pet acquisition expense	9,160	2,773	2,120

Trupanion, Inc. Consolidated Statements of Comprehensive Loss (in thousands)
	Year Ended December 31,
	2021	2020	2019
Net loss	$(35,530)	$(5,840)	$(1,809)
Other comprehensive income (loss):
Foreign currency translation adjustments	(496)	2,496	359
Net unrealized gain on available-for-sale debt securities	502	325	644
Other comprehensive income, net of taxes	6	2,821	1,003
Comprehensive loss	$(35,524)	$(3,019)	$(806)

Trupanion, Inc. Consolidated Balance Sheets (in thousands, except share data)
	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$87,400	$139,878
Short-term investments	126,012	89,862
Accounts and other receivables, net of allowance for doubtful accounts of $342 and $271	165,217	99,065
Prepaid expenses and other assets	12,325	8,222
Total current assets	390,954	337,027
Restricted cash	13,469	6,319
Long-term investments, at fair value	7,061	5,566
Property and equipment, net	77,950	72,602
Intangible assets, net	22,663	27,134
Other long-term assets	17,776	16,557
Goodwill	32,709	33,045
Total assets	$562,582	$498,250
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,952	$6,059
Accrued liabilities and other current liabilities	28,162	22,864
Reserve for veterinary invoices	39,671	28,929
Deferred revenue	146,911	92,547
Total current liabilities	223,696	150,399
Deferred tax liabilities	2,827	4,705
Other liabilities	3,859	3,207
Total liabilities	230,382	158,311
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 41,408,350 and 40,475,185 shares issued and outstanding at December 31, 2021; 40,383,972 and 39,450,807 shares issued and outstanding at December 31, 2020	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	466,792	439,007
Accumulated other comprehensive income (loss)	3,077	3,071
Accumulated deficit	(126,890)	(91,360)
Treasury stock, at cost: 933,165 shares at December 31, 2021 and 2020	(10,779)	(10,779)
Total stockholders’ equity	332,200	339,939
Total liabilities and stockholders’ equity	$562,582	$498,250

Trupanion, Inc. Consolidated Statements of Stockholders’ Equity (in thousands, except share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2019	34,025,136	$—	$219,838	$(83,711)	$(753)	$(6,201)	$129,173
Exercise of warrants, net	306,120	—	4,800	—	—	(4,500)	300
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	615,761	—	1,043	—	—	—	1,043
Stock-based compensation expense	—	—	7,050	—	—	—	7,050
Other comprehensive income	—	—	—	—	1,003	—	1,003
Net loss	—	—	—	(1,809)	—	—	(1,809)
Balance at December 31, 2019	34,947,017	—	232,731	(85,520)	250	(10,701)	136,760
Issuance of common stock from private placement	3,636,364	—	192,265	—	—	—	192,265
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	870,726	—	4,864	—	—	—	4,864
Stock-based compensation expense	—	—	9,147	—	—	—	9,147
Repurchase of common stock	(3,300)	—	—	—	—	(78)	(78)
Other comprehensive income	—	—	—	—	2,821	—	2,821
Net loss	—	—	—	(5,840)	—	—	(5,840)
Balance at December 31, 2020	39,450,807	—	439,007	(91,360)	3,071	(10,779)	339,939
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	1,024,378	—	(1,117)	—	—	—	(1,117)
Stock-based compensation expense	—	—	28,902	—	—	—	28,902
Other comprehensive income	—	—	—	—	6	—	6
Net loss	—	—	—	(35,530)	—	—	(35,530)
Balance at December 31, 2021	40,475,185	$—	$466,792	$(126,890)	$3,077	$(10,779)	$332,200

Trupanion, Inc. Consolidated Statements of Cash Flows (in thousands)
	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(35,530)	$(5,840)	$(1,809)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	11,965	7,071	5,632
Stock-based compensation expense	28,226	8,912	6,846
Other, net	(1,927)	153	105
Changes in operating assets and liabilities:
Accounts and other receivables	(66,170)	(43,272)	(22,772)
Prepaid expenses and other assets	(3,055)	(2,839)	(432)
Accounts payable, accrued liabilities, and other liabilities	8,796	9,951	4,110
Reserve for veterinary invoices	10,768	7,662	5,059
Deferred revenue	54,385	39,746	19,418
Net cash provided by operating activities	7,458	21,544	16,157
Investing activities
Purchases of investment securities	(95,672)	(65,286)	(65,506)
Maturities of investment securities	57,869	44,066	49,762
Cash paid in business acquisition, net of cash acquired	—	(48,133)	—
Purchases of other investments	—	—	(4,000)
Purchases of property and equipment	(12,355)	(7,451)	(5,373)
Other	(1,755)	57	(2,891)
Net cash used in investing activities	(51,913)	(76,747)	(28,008)
Financing activities
Issuance of common stock, net of offering costs	—	192,265	—
Proceeds from exercise of stock options	3,607	6,013	2,982
Shares withheld to satisfy tax withholding	(4,732)	(1,115)	(1,667)
Proceeds from debt financing, net of financing fees	—	6,213	13,167
Repayment of debt financing	—	(32,450)	—
Other	—	(78)	(438)
Net cash (used in) provided by financing activities	(1,125)	170,848	14,044
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	252	(16)	423
Net change in cash, cash equivalents, and restricted cash	(45,328)	115,629	2,616
Cash, cash equivalents, and restricted cash at beginning of period	146,197	30,568	27,952
Cash, cash equivalents, and restricted cash at end of period	$100,869	$146,197	$30,568
Supplemental disclosures
Income taxes paid (refund)	$282	$(31)	$158
Interest paid	16	1,363	1,188
Noncash investing and financing activities:
Issuance of common stock for cashless exercise of warrants	—	—	4,500
Purchases of property and equipment included in accounts payable and accrued liabilities	729	861	485
Acquisition-related contingent consideration recorded as a liability	$—	$162	$—

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
Reclassifications
Depreciation and amortization expenses have been reclassified as a separate line item in the consolidated statement of operations since 2020 and prior period amounts have been reclassified from their original presentation to conform to the current period presentation. The Company has elected to present depreciation and amortization expenses as a separate line item to better align with management's view of the Company's operating results.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At times, cash on deposit may be in excess of the applicable federal deposit insurance corporation limits.
The Company considers any cash account that is contractually restricted to withdrawal or use to be restricted cash. The Company is required to maintain certain restricted cash balances to comply with insurance company regulations. As of December 31, 2021, the Company was in compliance with all requirements.
Accounts and Other Receivables
Receivables are comprised of trade receivables and other miscellaneous receivables. Accounts and other receivables are carried at their estimated collectible amounts. Accounts receivable balance is primarily related to the Company’s other business segment where the Company generates revenue from underwriting policies through unaffiliated general agents. These policies are typically annual policies, with monthly payment terms through the end of the twelve-month period. The Company had $159.4 million and $94.2 million accounts receivable associated with underwriting these policies as of December 31, 2021 and 2020, respectively.
Deferred Acquisition Costs
The Company incurs certain costs, including premium taxes, fees and enrollment-based bonuses, and referral fees that directly relate to the successful acquisition of new or renewal customer contracts. These costs are deferred and are included in prepaid expenses and other assets on the consolidated balance sheet and amortized over the related policy term to the applicable financial statement line item, either new pet acquisition expense or other cost of revenue. Deferred acquisition costs as of December 31, 2021 and 2020 were $4.3 million and $2.9 million, respectively. Amortized deferred acquisition costs classified within new pet acquisition expense amounted to $4.7 million, $3.2 million, and $2.5 million and amortized deferred acquisition costs classified within other cost of revenue amounted to $30.5 million, $23.2 million, and $19.2 million, for the years ended December 31, 2021, 2020, and 2019, respectively.

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
Asset Impairment
Long-lived assets, including property, equipment, and intangible assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured as the amount the asset's carrying value exceeds its fair value. The Company has recognized no impairment loss on long-lived assets for the years ended December 31, 2021, 2020, and 2019.

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
New Pet Acquisition Expense
New pet acquisition expense primarily consists of costs, including employee compensation, to educate veterinarians and consumers about the benefits of Trupanion, to generate leads and to convert leads into enrolled pets, as well as print, online and promotional advertising costs. New pet acquisition expense was previously termed “sales and marketing” on the consolidated statement of operations. This update represents a change in name only. It does not denote a change in method of accounting.
Other Income, Net
Other income, net, was nil, $0.6 million, and $1.6 million, including interest income of $0.3 million, $0.6 million, and $1.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Advertising
Advertising costs are expensed as incurred, with the exception of television advertisements, which are expensed the first time each advertisement is aired. Advertising costs amounted to $23.6 million, $13.4 million and $7.8 million, in the years ended December 31, 2021, 2020 and 2019, respectively.
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
Foreign Currency Translation
The Company’s consolidated financial statements are reported in U.S. dollars. Assets and liabilities denominated in foreign currencies were translated to U.S. dollars, the reporting currency, at the exchange rates in effect on the balance sheet date. Revenue and expenses denominated in foreign currencies were translated to U.S. dollars using a weighted average rate for the relevant reporting period. Cumulative translation adjustments of $(1.6) million, $(2.1) million, and $0.4 million were recorded in accumulated other comprehensive loss as of December 31, 2021, 2020, and 2019, respectively.

Insurance Operations
Effective January 1, 2015, the Company formed a segregated account in Bermuda as part of Wyndham Insurance Company (SAC) Limited (WICL) and entered into a revised fronting and reinsurance arrangement with Omega General Insurance Company (Omega) to include its newly formed segregated account. The Company maintains all risk with the business written in Canada and consolidates the entity in its financial statements. Dividends are allowed subject to the Segregated Accounts Company Act of 2000, which allows for dividends only to the extent that the entity remains solvent and the value of its assets remain greater than the aggregate of its liabilities and its issued share capital and share premium accounts.

For the Company’s Canadian business, all plans are written by Omega and the risk is assumed by the Company through a fronting and reinsurance agreement. Premiums are recognized and earned pro rata over the terms of the related customer contracts. Revenue recognized from the agreement in 2021, 2020, and 2019 was $112.0 million, $81.3 million and $67.5 million, respectively, and deferred revenue relating to this arrangement at December 31, 2021 and 2020 was $4.7 million and $3.6 million, respectively. Reinsurance revenue was 16%, 16%, and 18% of total revenue in 2021, 2020, and 2019, respectively. Cash designated for the purpose of paying claims related to this reinsurance agreement was $7.7 million and $6.5 million at December 31, 2021 and 2020, respectively. In addition, as required by the Office of the Superintendent of Financial institutions regulations related to the Company’s reinsurance agreement with Omega, the Company is required to fund a Canadian Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of December 31, 2021, the account balance was CAD $7.7 million and the Company was in compliance with all requirements.

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

2. Net Loss per Share
Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated using the weighted average number of shares of common stock plus, when dilutive, potential shares of common stock outstanding using the treasury-stock method. Potential shares of common stock outstanding include stock options, unvested restricted stock awards and restricted stock units.
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	As of December 31,
	2021	2020	2019
Stock options	807,205	1,459,290	2,097,978
Restricted stock awards and restricted stock units	1,087,627	782,755	581,943

3. Business Combination
On October 30, 2020, the Company completed an acquisition of 100% of the equity of Aquarium Software Limited (Aquarium), a U.K.-based insurance software provider, for approximately $48.3 million in net cash. The acquired technology from Aquarium focuses on the pet space and, along with the acquired personnel, is intended to enable the Company to improve its back-end software to help facilitate growth opportunities. The Company incurred $0.5 million acquisition-related costs that were recorded in general and administrative expenses.
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

The Company acquired intangible assets which included trade name, developed technologies, and customer relationships. The goodwill recognized is attributable primarily to going concern value such as assembled workforce, future technology development, future customers, and expected synergies from incorporating the operations into Trupanion’s portfolio. It has been assigned to the subscription business segment. None of the goodwill associated with this acquisition is expected to be deductible for income tax purposes.
The results of Aquarium’s operations have been included in the consolidated financial statements since the acquisition date, but have been immaterial to the Company's consolidated financial statements.

4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Land and improvements	$15,911	$15,854
Building and improvements	48,547	46,682
Software	37,984	27,707
Office equipment and other	6,258	4,146
Construction in progress	540	2,855
Property and equipment, at cost	109,240	97,244
Less: Accumulated depreciation	(31,290)	(24,642)
Property and equipment, net	$77,950	$72,602
Depreciation expense related to property and equipment was $7.1 million, $5.2 million and $4.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

5. Goodwill and Intangible Assets
Goodwill arises from business acquisitions in which the purchase price exceeds the fair value of tangible and intangible assets acquired less assumed liabilities. As discussed in Note 3—Business Combination, the Company recognized $31.4 million in goodwill on October 30, 2020. The carrying amount of goodwill was $32.7 million and $33.0 million as of December 31, 2021 and 2020, respectively, due to a foreign exchange translation fluctuation of $(0.3) million during the year ended December 31, 2021.
The following table presents the detail of intangible assets other than goodwill for the periods presented (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2021:
Licenses	$4,773	$—	$4,773
Leases	2,959	(2,539)	420
Trade name	1,373	(160)	1,213
Developed technologies	11,516	(2,721)	8,795
Customer relationships	7,589	(1,771)	5,818
Patents, trademarks, and other	2,373	(729)	1,644
Total Intangibles	$30,583	$(7,920)	$22,663
December 31, 2020:
Licenses	$4,773	$—	$4,773
Leases	2,959	(2,213)	746
Trade name	1,387	(23)	1,364
Developed technologies	11,512	(352)	11,160
Customer relationships	7,667	(256)	7,411
Patents, trademarks, and other	2,037	(357)	1,680
Total Intangibles	$30,335	$(3,201)	$27,134
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
The lease-related intangible assets relate to in-place lease agreements associated with the building acquisition in August 2018 and have a remaining weighted average useful life of 1.4 years. Intangible assets acquired from the Aquarium acquisition included trade name, developed technologies, and customer relationships. These definite-lived intangible assets have a remaining weighted average useful life of 4.1 years. Patents, trademarks, and other intangible assets have a remaining weighted average useful life of 5.0 years.
Amortization expense associated with intangible assets was $4.9 million, $1.9 million, and $0.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31:
2022	$4,775
2023	4,411
2024	3,988
2025	3,293
2026	163
Thereafter	733
Total	$17,363

6. Investments
The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of December 31, 2021 and 2020 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2021
Long-term investments:
Foreign deposits	$6,050	$—	$—	$6,050
Municipal bond	1,000	11	—	1,011
	$7,050	$11	$—	$7,061
Short-term investments:
U.S. Treasury securities	$8,671	$—	$(9)	$8,662
Certificates of deposit	3,295	—	—	3,295
U.S. government funds	114,046	—	—	114,046
	$126,012	$—	$(9)	$126,003

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2020
Long-term investments:
Foreign deposits	$4,564	$—	$—	$4,564
Municipal bond	1,000	2	—	1,002
	$5,564	$2	$—	$5,566
Short-term investments:
U.S. Treasury securities	$6,494	$—	$(2)	$6,492
Certificates of deposit	1,696	—	—	1,696
U.S. government funds	81,672	—	—	81,672
	$89,862	$—	$(2)	$89,860

Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	December 31, 2021
	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	$7,050	$7,061
	$7,050	$7,061
The Company does not expect any credit losses from its held-to-maturity investments, considering the composition of the investment portfolio and the credit loss history of these investments. For available-for-sale debt securities, the Company determined that there were no unrealized losses. The Company does not intend to sell, nor is it more likely than not that the Company will be required to sell, the securities prior to maturity or prior to the recovery of the amortized cost basis.

7. Other Investments
Investment in Variable Interest Entity
The Company has invested $7.0 million in preferred stock of Baystride, Inc., a U.S.-based privately held corporation operating in the pet food industry. The Company does not have power over the activities that most significantly impact the economic performance of the variable interest entity and is, therefore, not the primary beneficiary. The Company has the option to purchase all of the outstanding common shares issued by the variable interest entity in 2023 at an amount approximating its expected fair value. The preferred stock investment in the variable interest entity is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date.
Additionally, the Company has extended a $4.1 million revolving line of credit to the variable interest entity to fund its inventory purchases. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit, including accrued interest, was $4.5 million and $2.8 million as of December 31, 2021 and 2020, respectively. The Company has also entered into a series of agreements to provide ancillary services to, and receive reimbursement from, the variable interest entity at cost. The Company provided $0.9 million and $1.2 million of these services for the years ended December 31, 2021 and 2020, respectively.
Investment in Joint Venture
In September 2018, the Company acquired a non-controlling equity interest in a joint venture in Australia, whereby it has committed to licensing certain intellectual property and contributing up to $2.2 million AUD upon the achievement of specific operational milestones over a period of at least four years from the agreement execution date. As of December 31, 2021, the Company has contributed $0.8 million AUD. This equity investment is accounted for using the equity method and is classified in other long-term assets on the Company's consolidated balance sheet. The Company's share of income and losses from this equity method investment is included in gain (loss) from investment in joint venture on its consolidated statement of operations. Also included in this line item are income and expenses associated with administrative services provided to the joint venture.

8. Fair Value
Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	32,255	32,255	—	—
Fixed maturities:
Foreign deposits	6,050	6,050	—	—
Municipal bond	1,011	—	1,011	—
Preferred shares in variable interest entity	8,442	—	—	8,442
Total	$47,758	$38,305	$1,011	$8,442

	As of December 31, 2020
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	99,054	99,054	—	—
Fixed maturities:
Foreign deposits	4,564	4,564	—	—
Municipal bond	1,002	—	1,002	—
Preferred shares in variable interest entity	7,949	—	—	7,949
Total	$112,569	$103,618	$1,002	$7,949
The Company measures the fair value of money market funds and foreign deposits based on quoted prices in active markets for identical assets. The fair value of the municipal bond is based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Short-term investments are carried at amortized cost and the fair value and changes in unrealized gains (losses) are disclosed in Note 6, Investments. The fair value of these investments is determined in the same manner as for available-for-sale securities and is considered a Level 1 measurement.
The Company's preferred stock investment in the variable interest entity (see Note 7) is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement, and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. Estimated fair value was $8.4 million and $7.9 million as of December 31, 2021 and 2020, respectively, recorded in other long-term assets on the Company's consolidated balance sheet. The changes in fair value, due entirely to unrealized gains, were $0.5 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively.
Fair Value Disclosures
The Company's other long-term assets balance included notes receivable of $7.6 million and $6.1 million as of December 31, 2021 and 2020, respectively, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party. There was no significant activity in Level 3 of the hierarchy during the year ended December 31, 2021.
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the years ended December 31, 2021 and 2020.

9. Commitments and Contingencies
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
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Year Ended December 31,
Subscription	2021	2020	2019
Reserve at beginning of year	$19,925	$15,541	$13,875
Veterinary invoice expense during the period related to:
Current year	357,859	278,776	231,831
Prior years	(1,411)	229	585
Total veterinary invoice expense	356,448	279,005	232,416
Amounts paid during the period related to:
Current year	333,182	259,971	217,538
Prior years	16,109	13,387	12,494
Total paid	349,291	273,358	230,032
Non-cash expenses	4,675	1,263	718
Reserve at end of period	$22,407	$19,925	$15,541
The Company's reserve for the subscription business segment increased $2.5 million from $19.9 million at December 31, 2020 to $22.4 million at December 31, 2021. This change was comprised of $356.4 million in expense recorded during the period less $349.3 million in payments of veterinary invoices. This $356.4 million in veterinary invoice expense incurred included a reduction of $1.4 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. The Company's adjustments to prior year reserves were an increase of $0.2 million and $0.6 million as a result of analysis of payment trends in the years ended December 31, 2020 and 2019, respectively.

Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Year Ended December 31,
Other Business	2021	2020	2019
Reserve at beginning of year	$9,004	$5,653	$2,187
Veterinary invoice expense during the period related to:
Current year	129,826	72,286	38,881
Prior years	(212)	(167)	(350)
Total veterinary invoice expense	129,614	72,119	38,531
Amounts paid during the period related to:
Current year	112,574	63,359	33,254
Prior years	8,780	5,409	1,811
Total paid	121,354	68,768	35,065
Non-cash expenses	—	—	—
Reserve at end of period	$17,264	$9,004	$5,653

The Company’s reserve for the other business segment increased $8.3 million from $9.0 million at December 31, 2020 to $17.3 million at December 31, 2021. This change was comprised of $129.6 million in expense recorded during the period less $121.4 million in payments of veterinary invoices. This $129.6 million in veterinary invoice expense incurred included a reduction of $0.2 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. The Company's adjustments to decrease prior year reserves were $0.2 million and $0.4 million as a result of analysis of payment trends in each of the years ended December 31, 2020 and 2019, respectively.
Veterinary invoice expenses

In the following tables, the cumulative number of veterinary invoices represents the total number received as of December 31, 2021, by year the veterinary invoice relates to, referred to as the year of occurrence. If a pet is injured or becomes ill, multiple trips to the veterinarian may result in several invoices. Each of these veterinary invoices is included in the cumulative number, regardless of whether the veterinary invoice was paid. Information for years 2018 through 2020 is provided as required supplementary information. Amounts in these tables are presented on a constant currency basis to remove the impact of changes in the foreign currency exchange rate on development. The cumulative expenses as of the end of each year are revalued using the currency exchange rate as of December 31, 2021.

The following table summarizes the development of veterinary invoice expense, on a constant currency basis, for the Company's subscription business segment by year of occurrence (in thousands, except for cumulative number of veterinary invoices data):

	Cumulative veterinary invoice expenses				Reserve	Cumulative number of veterinary invoices

	As of December 31,				As of December 31,
Subscription	2018	2019	2020	2021	2021	2021
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2018	$191,211	$191,696	$191,792	$191,302	$—	886,880
2019		$233,629	$234,006	$233,824	$664	1,054,693
2020			$281,272	$280,343	$1,741	1,179,573
2021				$356,725	$20,002	1,348,961
				$1,062,194	$22,407

The following table summarizes the development of veterinary invoice expense, on a constant currency basis, for the Company's other business segment by year of occurrence (in thousands, except for cumulative number of veterinary invoices data):

	Cumulative veterinary invoice expenses				Reserve	Cumulative number of veterinary invoices

	As of December 31,				As of December 31,
Other Business	2018	2019	2020	2021	2021	2021
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2018	$23,786	$23,375	$23,470	$23,440	$—	175,091
2019		$38,885	$38,610	$38,682	$—	282,499
2020			$72,297	$72,035	$12	532,306
2021				$129,822	$17,252	843,354
				$263,979	$17,264

Cumulative paid veterinary invoice expense

In the following tables, amounts are by the year the veterinary invoice relates to, referred to as the year of occurrence. Amounts in these tables are presented on a constant currency basis to remove the impact of changes in the foreign currency exchange rate. The cumulative amounts paid as of the end of each year are revalued using the currency exchange rate as of December 31, 2021. Information for years 2018 through 2020 is provided as required supplementary information.

The following table summarizes the amounts paid for veterinary invoices, inclusive of related internal processing costs and reported on a constant currency basis, for the subscription segment (in thousands):

	Year Ended December 31,
Subscription	2018	2019	2020	2021
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2018	$178,570	$190,327	$191,090	$191,302
2019		$220,013	$232,326	$233,159
2020			$263,729	$278,602
2021				$336,724
				$1,039,787
Total amounts unpaid and recorded as a liability				$22,407

The following table summarizes the amounts paid for veterinary invoices, inclusive of related internal processing costs and reported on a constant currency basis, for the other business segment (in thousands):

	Year Ended December 31,
Other Business	2018	2019	2020	2021
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2018	$21,617	$23,355	$23,425	$23,440
2019		$33,258	$38,578	$38,682
2020			$63,371	$72,023
2021				$112,570
				$246,715
Total amounts unpaid and recorded as a liability				$17,264

11. Stock-Based Compensation
Stock-based compensation expense includes stock options and restricted stock units granted to employees and other service providers and has been reported in the Company’s consolidated statements of operations depending on the function performed by the employee or other service provider. Stock-based compensation expense recognized in each category of the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Veterinary invoice expense	$4,538	$1,118	$697
Other cost of revenue	2,610	468	353
Technology and development	3,056	758	364
General and administrative	8,862	3,795	3,312
New pet acquisition expense	9,160	2,773	2,120
Total expensed stock-based compensation	28,226	8,912	6,846
Capitalized stock-based compensation	676	235	204
Total stock-based compensation	$28,902	$9,147	$7,050
As of December 31, 2021, the Company had 1,087,627 unvested restricted stock units. Stock-based compensation expenses of $71.6 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 2.8 years.
Stock Options
The grant date fair value of stock option awards are estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any new stock options during the years ended December 31, 2021, 2020, and 2019.

The following table presents information regarding stock options granted, exercised and forfeited for the periods presented:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2019	2,621,503	$9.01	$43,136
Granted	—	—	—
Exercised	(510,268)	5.28	13,151
Forfeited	(13,257)	18.23	—
Outstanding as of December 31, 2019	2,097,978	9.86	57,907
Granted	—	—	—
Exercised	(626,554)	9.54	35,696
Forfeited	(12,134)	17.41	—
Outstanding as of December 31, 2020	1,459,290	9.93	160,200
Granted	—	—	—
Exercised	(647,164)	5.59	58,200
Forfeited	(4,921)	13.66	—
Outstanding as of December 31, 2021	807,205	13.39	95,765

Exercisable at December 31, 2021	807,205	$13.39	$95,765
As of December 31, 2021, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 4.2 years.

The fair value of options vested were as follows for the years ended December 31, 2021, 2020, and 2019. The Company didn't grant any stock options in these three years.

	Weighted Average Grant Date Fair Value per Share	Fair Value of Options Vested (in thousands)
Year:
2019	$—	$1,591
2020	$—	$1,105
2021	$—	$313

Restricted Stock Awards and Restricted Stock Units
The below table summarizes the Company’s restricted stock award and restricted stock unit activity for the years ended December 31, 2021, 2020 and 2019:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of January 1, 2019	451,160	$22.16
Granted	459,523	30.03
Vested	(276,184)	18.20
Forfeited	(52,556)	29.85
Unvested shares as of December 31, 2019	581,943	29.56
Granted	535,184	37.60
Vested	(266,640)	29.77
Forfeited	(67,732)	31.51
Unvested shares as of December 31, 2020	782,755	34.81
Granted	787,730	101.32
Vested	(426,725)	40.10
Forfeited	(56,133)	72.93
Unvested shares as of December 31, 2021	1,087,627	$78.94

12. Leases
The Company leases certain office space and equipment from third parties and recognizes lease expense on a straight-line basis over the lease term. For operating leases with an initial term of over 12 months, the Company recorded $0.8 million and $0.9 million right-of-use assets and lease liabilities on its consolidated balance sheets, within the other liabilities line item, as of December 31, 2021 and 2020, respectively. Leases with an initial term of 12 months or less are not recorded on its consolidated balance sheets. Rental expense for operating leases was $0.2 million, $0.2 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company also leases a portion of its home office building to third parties and records related rental income within general and administrative expense in the consolidated statements of operations. These leases have remaining lease terms of up to 5 years, some of which give tenants options to terminate the leases early, with termination fees required. The Company recorded rental income of $1.1 million, $1.9 million, and $2.2 million for the years ended December 31, 2021, 2020, and 2019 respectively.
The following table summarizes the Company's future rental payments to be received from non-cancellable leases in place as of December 31, 2021 (in thousands):

Year ending December 31:
2022	$1,173
2023	669
2024	163
2025	168
2026	100
Thereafter	—
Total rental payments	$2,273

13. Stockholders’ Equity
Common Stock and Preferred Stock
As of December 31, 2021, the Company had 100,000,000 shares of common stock authorized and 40,475,185 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At December 31, 2021, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the Board), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Issuance of Common Stock in a Private Placement
The Company issued 3,636,364 shares of common stock through a private placement in the fourth quarter of 2020 for net proceeds of $192.3 million. The issued shares were subject to a minimum holding period of three years.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of the Company's common stock. The Company has not repurchased any shares under this program.

14. Segments
The Company has two reporting segments: subscription business and other business. The subscription business segment generates revenue primarily from subscription fees related to the Company's “Trupanion” branded products, while the other business segment is comprised of revenue from other product offerings that generally have a business-to-business relationship and a different margin profile than our subscription segment, including revenue from writing policies on behalf of third parties and revenue from other products and software solutions.
The chief operating decision maker reviews revenue and operating income (loss) to evaluate segment performance. Revenue, veterinary invoice expense, other cost of revenue, and new pet acquisition expenses are generally directly attributed to each segment. Other operating expenses, such as technology and development expense, general and administrative expense, and depreciation and amortization, are allocated proportionately based on revenue in each segment. Interest and other expenses and income taxes are not allocated to the segments, nor included in the measure of segment profit or loss. The Company does not analyze discrete segment balance sheet information related to long-term assets.
Operating income (loss) of the Company’s segments were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Subscription business:
Revenue	$494,862	$387,732	$321,163
Veterinary invoice expense	356,448	279,005	232,415
Other cost of revenue	51,216	35,870	29,724
Technology and development	11,942	7,673	5,879
General and administrative	22,579	16,866	15,397
New pet acquisition expense	78,148	47,017	35,037
Depreciation and amortization	8,494	5,451	4,725
Subscription business operating loss	(33,965)	(4,150)	(2,014)

Other business:
Revenue	204,129	114,296	62,773
Veterinary invoice expense	129,614	72,119	38,532
Other cost of revenue	57,367	33,133	18,341
Technology and development	4,924	2,274	1,146
General and administrative	9,314	4,981	2,987
New pet acquisition expense	499	820	414
Depreciation and amortization	3,471	1,620	907
Other business operating income (loss)	(1,060)	(651)	446
Loss from investment in joint venture	(171)	(126)	(352)
Total operating loss	$(35,196)	$(4,927)	$(1,920)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$580,966	$419,162	$316,138
Canada and other	118,025	82,866	67,798
Total revenue	$698,991	$502,028	$383,936
Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2021 and 2020.

15. Dividend Restrictions and Statutory Surplus
The Company’s business operations are conducted through subsidiaries, one of which is an insurance company domiciled in New York, American Pet Insurance Company (APIC), and one of which is a segregated cell business, Wyndham Segregated Account AX, located in Bermuda. In 2021, the Company established two new wholly-owned insurance subsidiaries, ZPIC Insurance Company (ZPIC) and QPIC Insurance Company (QPIC), domiciled in Missouri and Nebraska, respectively. In addition to general state law restrictions on payments of dividends and other distributions to stockholders applicable to all corporations, insurance companies are subject to further regulations that, among other things, may require such companies to maintain certain levels of equity and restrict the amount of dividends and other distributions that may be paid to their parent corporations.
New York law restricts the ability of the Company's insurance subsidiary in New York to pay dividends to its holding company parent. These restrictions are based in part on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior approval, and dividends in larger amounts, or extraordinary dividends, are subject to approval by the New York State Department of Financial Services, the subsidiary's primary regulator. An extraordinary dividend or distribution is defined as a dividend or distribution that, in the aggregate in any 12-month period, exceeds the lesser of (i) 10% of surplus as of the preceding December 31 or (ii) the insurer’s adjusted net investment income for such 12-month period, not including realized capital gains. Under regulatory requirements at December 31, 2021, the amount of dividends that may be paid by the Company’s insurance subsidiary in New York to the Company without prior approval by regulatory authorities was $0.2 million. This insurance subsidiary did not pay dividends to the Company during the years ended December 31, 2021, 2020, and 2019.
The Company's insurance subsidiary in Bermuda is regulated by the Bermuda Monetary Authority. Under the Bermuda Companies Act of 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would be after the payment, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. The Segregated Accounts Company Act of 2000 further requires that dividends out of a segregated account can only be paid to the extent that the cell remains solvent. The value of its assets must remain greater than the aggregate of its liabilities, issued share capital, and share premium accounts. Per our contractual agreements with Wyndham Insurance Company (SAC) Limited, the allowable dividend is equivalent to the positive undistributed profit attributable to the shares. This insurance subsidiary paid the Company a dividend of $5.6 million, $4.7 million, and $3.9 million during the years ended December 31, 2021, 2020 and 2019, respectfully.
The statutory net income for 2021, 2020 and 2019 and statutory capital and surplus at December 31, 2021, 2020 and 2019, for the Company’s insurance subsidiary in New York were as follows (in thousands):

	As of December 31,
	2021	2020	2019
Statutory net income	$24,409	$17,547	$16,311
Statutory capital and surplus	$124,189	$93,171	$73,810
As of December 31, 2021, the Company’s insurance subsidiary in New York maintained $124.2 million of statutory capital and surplus which was above the required amount of $116.0 million of statutory capital and surplus to avoid additional regulatory oversight.
The Company has funded $7.8 million of statutory capital to ZPIC in 2021, and $7.8 million of statutory capital to QPIC in January 2022. ZPIC and QPIC will each be required to maintain a level of surplus as determined by their respective domiciliary regulators. As of December 31, 2021, neither ZPIC nor QPIC has begun underwriting any insurance policies.
As of December 31, 2021, the Company had $9.2 million on deposit with various states in which it writes policies.

16. Income Taxes
Loss before income taxes was as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(34,052)	$(5,408)	$(1,783)
Foreign	(1,168)	(319)	143
	$(35,220)	$(5,727)	$(1,640)
The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
U.S. federal & state	$58	$198	$12
Foreign	2,066	45	52
	2,124	243	64
Deferred:
U.S. federal & state	(15)	(9)	116
Foreign	(1,799)	(121)	(11)
	(1,814)	(130)	105
Income tax expense (benefit)	$310	$113	$169

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is presented below:

	Year Ended December 31,
	2021	2020	2019
Federal income taxes at statutory rate	21.0%	21.0%	21.0%
U.S. state income taxes	7.5	(2.6)	(7.8)
Equity compensation	30.4	122.3	177.2
Change in valuation allowance	(58.4)	(136.0)	(184.2)
Nondeductible fines and settlements	(0.2)	(1.1)	(9.2)
Other, net	(1.5)	(3.0)	(16.5)
Credits	0.3	(2.6)	9.2
Effective income tax rate	(0.9)%	(2.0)%	(10.3)%

The principal components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Deferred revenue	$6,232	$3,921
Accruals and reserves	2,294	1,822
Net operating loss carryforwards	52,796	37,070
Depreciation and amortization	833	27
Equity compensation	4,126	1,776
Credits	847	697
Other	381	706
Total deferred tax assets	67,509	46,019
Deferred tax liabilities:
Deferred costs	(887)	(637)
Intangible assets	(2,802)	(4,895)
Other	(1,817)	(960)
Total deferred tax liabilities	(5,506)	(6,492)
Total deferred taxes	62,003	39,527
Less deferred tax asset valuation allowance	(64,791)	(44,194)
Net deferred tax liability	$(2,788)	$(4,667)
At December 31, 2021, the Company had U.S. federal and state net operating loss carryforwards of $52.8 million (tax-effected) and U.S. federal income tax credits of $0.8 million. Use of carryforwards is limited based on the future income of the Company. The federal net operating loss carryforwards will begin to expire in 2026. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards and credit carryforwards may be limited if the Company experiences an ownership change. As of December 31, 2021, the utilization of approximately $0.5 million of net operating losses are subject to limitation as a result of prior ownership changes; however, subsequent ownership changes may further affect the limitation in future years.
A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its U.S. Federal and the majority of its U.S. State deferred tax assets as of December 31, 2021, 2020, and 2019 because the Company’s management has determined that it is more likely than not that these assets will not be fully realized.
For the year ended December 31, 2021, the Company recognized a net increase of $20.6 million in valuation allowance against its net deferred tax assets associated with U.S. federal and certain state jurisdictions, primarily attributable to current year activity.
The Company is open to examination by the U.S. federal tax jurisdiction for the years ended December 31, 2018 through 2021, and is also open to examination for 2006 and forward with respect to net operating loss carryforwards generated and carried forward from those years in the United States. The Company is subject to taxation in various states, as well as in Canada, Ireland, and the United Kingdom, and may be subject to audit or examination by the relevant authorities in respect to those particular jurisdictions primarily for 2017 and thereafter.
For the year ended December 31, 2021, the Company intends to invest substantially all of its foreign subsidiary earnings, as well as its capital in its foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which it would incur significant, additional costs upon repatriation of such amounts. A deferred tax liability related to taxes due upon repatriation to the U.S. has not been recorded.
The Company is booking Global Intangible Low-Taxed Income ("GILTI") on a current basis and is not booking deferred taxes related to GILTI.

The Company accounts for uncertain tax positions based on a two-step process of evaluating recognition and measurement criteria. The first step assesses whether the tax position is more likely than not to be sustained upon examination by the taxing authority, including resolution of any appeals or litigation, on the basis of the technical merits of the position. If the tax position meets the more-likely-than-not criteria, the portion of the tax benefit greater than 50% likely to be realized upon settlement with the relevant taxing authority is recognized in the financial statements. No significant changes in uncertain tax positions are expected in the next twelve months.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$133	$113	$89
Increases (decreases) to tax positions related to prior periods	—	15	19
Increases to tax positions related to the current year	5	5	5
Balance, end of year	$138	$133	$113
17. Employee Benefits
The Company has a 401(k) plan for its U.S. employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The plan also allows the Company to make a matching contribution, subject to certain limitations. To date, the Company has made no contributions to the 401(k) plan.

18. Related Parties
In August 2018, the Company invested $0.3 million in a limited liability entity in exchange for a 17.5% ownership interest. The investee is considered to be a related party, as the Company has the ability to exercise significant influence over the investee. In February 2020, the Company entered into a service agreement with the investee, under which the Company incurred $2.7 million of expenses for consulting services provided by the investee related to pet acquisition during the years ended December 31, 2021 and 2020, recorded as new pet acquisition expense on the Company's consolidated statement of operations.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this assessment, management concluded that, as of December 31, 2021, its internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of the Company's internal control over financial reporting and its report is included below.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trupanion, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Trupanion, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trupanion, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Seattle, Washington
February 17, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 11. Executive Compensation
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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
(a)(3) Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-36537	3.1	8/28/2014

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-36537	3.1	6/3/2016

3.3	Amended and Restated Bylaws of the Registrant.	10-K	001-36537	3.3	2/12/2021

4.1	Description of Capital Stock	10-K	001-36537	4.1	2/14/2020

4.2	Form of Common Stock Certificate.	S-1	333-196814	4.1	6/16/2014

10.1+	Form of Indemnity Agreement.	S-1	333-196814	10.1	6/16/2014

10.2+	2007 Equity Compensation Plan and forms of stock option agreements and exercise notices, restricted stock notice agreement and restricted stock agreement thereunder.	S-1	333-196814	10.2	6/16/2014

10.3+	2014 Equity Incentive Plan and forms of stock option award agreement, restricted stock agreement and restricted stock unit award agreement thereunder.	S-1	333-196814	10.3	6/16/2014

10.4+	2014 Employee Stock Purchase Plan.	S-1	333-196814	10.4	6/16/2014

10.5†	Agency Agreement between Omega General Insurance Company and Trupanion Brokers Ontario, Inc., effective January 1, 2015.	10-K	001-36537	10.13	2/24/2015

10.6†	Fronting and Administration Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.	10-K	001-36537	10.14	2/24/2015

10.7†	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.	10-K	001-36537	10.15	2/24/2015

10.8	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective July 1, 2020.	10-K	001-36537	10.23	2/14/2020

10.9	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2021.	10-K	001-36537	10.16	2/12/2021

10.10	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2022.					X

10.11+	Compensation Program for Non-Employee Directors of Trupanion, Inc, as amended on January 29, 2021.	10-K	001-36537	10.17	2/12/2021

10.12+	Compensation Clawback Policy, effective February 11, 2019.	10-K	001-36537	10.21	2/14/2019

10.13+	Trupanion, Inc. Employee Severance and Change in Control Plan effective January 29, 2021.	8-K	001-36537	10.1	2/4/2021

10.14	Stock Purchase Agreement, dated as of October 26, 2020 by and between Trupanion, Inc. and Aflac Incorporated.	8-K	001-36537	10.1	10/29/2020

10.15	Strategic Alliance Agreement, dated as of October 26, 2020 by and between Trupanion, Inc. and Aflac Incorporated.	8-K	001-36537	10.2	10/29/2020

10.16	Shareholder Agreement, dated as of October 26, 2020 by and between Trupanion, Inc. and Aflac Incorporated.	8-K	001-36537	10.3	10/29/2020

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney (reference is made to the signature page hereto).					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan or arrangement.
†	Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act. The omitted portions of this exhibit have been filed separately with the SEC.
*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Seattle, state of Washington, on this 17th day of February, 2022.

TRUPANION, INC.

By:	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Darryl Rawlings, Gavin Friedman and Drew Wolff, and each of them, as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 17, 2022	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer (Principal Executive Officer)

Date: February 17, 2022	/s/ Drew Wolff
Drew Wolff Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 17, 2022	/s/ Murray Low
Murray Low Chairman of the Board of Directors

Date: February 17, 2022	/s/ Jacqueline Davidson
Jacqueline Davidson Director

Date: February 17, 2022	/s/ Michael Doak
Michael Doak Director

Date: February 17, 2022	/s/ Eric Johnson
Eric Johnson Director

Date: February 17, 2022	/s/ Dan Levitan
Dan Levitan Director

Date: February 17, 2022	/s/ Howard Rubin
Howard Rubin Director

Date: February 17, 2022	/s/ Zay Satchu
Zay Satchu Director

Schedule I - Condensed Financial Information of Registrant

Trupanion, Inc. Condensed Statements of Operations and Comprehensive Loss (Parent Company Only, in thousands)
	Year Ended December 31,
	2021	2020	2019
Expenses:
Veterinary invoice expense	$4,538	$1,118	$697
Other cost of revenue	2,610	468	353
Technology and development	3,130	1,087	904
General and administrative	11,714	7,055	5,944
New pet acquisition expense	9,177	2,799	2,137
Depreciation and amortization	473	328	211
Total expenses	31,642	12,855	10,246
Loss from investment in joint venture	(33)	(108)	(205)
Operating loss	(31,675)	(12,963)	(10,451)
Interest expense	(2)	1,361	1,327
Other income, net	(5,755)	(4,845)	(4,156)
Loss before equity in undistributed earnings of subsidiaries	(25,918)	(9,479)	(7,622)
Income tax benefit	12,272	8,460	5,423
Equity (loss) in undistributed earnings of subsidiaries	(21,884)	(4,821)	390
Net loss	$(35,530)	$(5,840)	$(1,809)
Other comprehensive income, net of taxes:
Other comprehensive income of subsidiaries	6	2,821	1,003
Other comprehensive income	6	2,821	1,003
Comprehensive loss	$(35,524)	$(3,019)	$(806)

Trupanion, Inc. Condensed Balance Sheets (Parent Company Only) (In thousands, except share data)
	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$33,957	$101,131
Accounts and other receivables	5,452	3,983
Prepaid expenses and other assets	591	463
Total current assets	40,000	105,577
Restricted cash	13,469	6,319
Property and equipment, net	904	680
Intangible assets, net	5,620	5,478
Other long-term assets	16,519	14,378
Advances to and investments in subsidiaries	257,197	209,031
Total assets	$333,709	$341,463
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued liabilities, and other current liabilities	$254	$253
Total current liabilities	254	253
Deferred tax liabilities	1,094	1,109
Other liabilities	162	162
Total liabilities	1,510	1,524
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 41,408,350 and 40,475,185 shares issued and outstanding at December 31, 2021; 40,383,972 and 39,450,807 shares issued and outstanding at December 31, 2020	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	466,792	439,007
Accumulated other comprehensive income (loss)	3,077	3,071
Accumulated deficit	(126,890)	(91,360)
Treasury stock, at cost: 933,165 shares at December 31, 2021 and 2020	(10,779)	(10,779)
Total stockholders’ equity	332,200	339,939
Total liabilities and stockholders’ equity	$333,710	$341,463

Trupanion, Inc. Condensed Statements of Cash Flows (Parent Company Only, in thousands)
	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(35,530)	$(5,840)	$(1,809)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
(Income) loss attributable to investments in subsidiaries	17,501	170	(4,312)
Depreciation and amortization	473	328	211
Stock-based compensation expense	28,226	8,912	6,846
Other, net	(161)	240	48
Changes in operating assets and liabilities	(1,219)	(1,142)	(601)
Net cash provided by operating activities	9,290	2,668	383
Investing activities
Cash paid in business acquisition, net of cash acquired	—	(48,133)	—
Purchases of property and equipment	(280)	(341)	(728)
Advances to and investments in subsidiaries	(71,721)	(24,885)	(11,931)
Dividends from subsidiaries	5,567	4,651	3,922
Other investments	(1,755)	—	(7,019)
Net cash used in investing activities	(68,189)	(68,708)	(15,756)
Financing activities
Issuance of common stock, net of offering costs	—	192,265	—
Proceeds from exercise of stock options	3,607	6,013	2,982
Taxes paid related to net share settlement of equity awards	(4,732)	(1,115)	(1,667)
Proceeds from debt financing, net of financing fees	—	6,213	13,167
Repayments of debt financing	—	(32,450)	—
Other financing	—	(78)	—
Net cash (used in) provided by financing activities	(1,125)	170,848	14,482
Net change in cash, cash equivalents, and restricted cash	(60,024)	104,808	(891)
Cash, cash equivalents, and restricted cash at beginning of period	107,450	2,642	3,533
Cash, cash equivalents, and restricted cash at end of period	$47,426	$107,450	$2,642

1. Organization and Presentation
The accompanying condensed financial statements present the financial position, results of operations and cash flows for Trupanion, Inc. These condensed unconsolidated financial statements should be read in conjunction with the consolidated financial statements of Trupanion, Inc. and its subsidiaries and the notes thereto (the Consolidated Financial Statements). Investments in subsidiaries are accounted for using the equity method of accounting. Trupanion, Inc. received cash dividends from a subsidiary of $5.6 million, $4.7 million and $3.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. These cash dividends were recorded within Trupanion, Inc.'s other income and were eliminated within the consolidated financial statements of Trupanion, Inc.
Additional information about Trupanion, Inc.’s accounting policies pertaining to intangible assets, commitments and contingencies, stock-based compensation, stockholders’ equity, and income taxes are set forth in Notes 5, 9, 11, 13, and 16, respectively, to the Consolidated Financial Statements.