Form 10-Q
period 2022-03-31
TRUPANION, INC.
filed 2022-04-29
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number: 001-36537
TRUPANION, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-0480694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6100 4th Avenue S, Suite 400
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 21, 2022, there were approximately 40,720,473 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRUPANION, INC. Consolidated Statements of Operations (in thousands, except share data) (unaudited)
	Three Months Ended March 31,
	2022	2021
Revenue	$205,999	$154,685
Cost of revenue:
Veterinary invoice expense(1)	144,926	109,870
Other cost of revenue(1)	31,179	23,715
Total cost of revenue	176,105	133,585
Operating expenses:
Technology and development(1)	5,229	3,731
General and administrative(1)	9,366	7,216
New pet acquisition expense(1)	21,627	19,704
Depreciation and amortization	2,717	3,093
Total operating expenses	38,939	33,744
Loss from investment in joint venture	(69)	(85)
Operating loss	(9,114)	(12,729)
Interest expense	79	(2)
Other income, net	(314)	(62)
Loss before income taxes	(8,879)	(12,665)
Income tax benefit	(24)	(217)
Net loss	$(8,855)	$(12,448)

Net loss per share:
Basic and diluted	$(0.22)	$(0.31)
Weighted average shares of common stock outstanding:
Basic and diluted	40,581,989	39,700,454

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	$1,187	$2,299
Other cost of revenue	649	935
Technology and development	908	664
General and administrative	2,423	1,819
New pet acquisition expense	2,382	2,731

See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)
	Three Months Ended March 31,
	2022	2021
Net loss	$(8,855)	$(12,448)
Other comprehensive income (loss):
Foreign currency translation adjustments	(898)	618
Net unrealized gain (loss) on available-for-sale debt securities	—	—
Other comprehensive income (loss), net of taxes	(898)	618
Comprehensive loss	$(9,753)	$(11,830)

See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Balance Sheets (in thousands, except share data)
	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$122,462	$87,400
Short-term investments	136,571	126,012
Accounts and other receivables, net of allowance for doubtful accounts of $358 at March 31, 2022 and $342 at December 31, 2021	189,035	165,217
Prepaid expenses and other assets	14,488	12,325
Total current assets	462,556	390,954
Restricted cash	13,470	13,469
Long-term investments, at fair value	7,384	7,061
Property and equipment, net	80,368	77,950
Intangible assets, net	21,317	22,663
Other long-term assets	17,722	17,776
Goodwill	31,794	32,709
Total assets	$634,611	$562,582
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,795	$8,952
Accrued liabilities and other current liabilities	29,746	28,162
Reserve for veterinary invoices	38,524	39,671
Deferred revenue	170,990	146,911
Long-term debt - current portion	609	—
Total current liabilities	245,664	223,696
Long-term debt	53,662	—
Deferred tax liabilities	2,690	2,827
Other liabilities	4,062	3,859
Total liabilities	306,078	230,382
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 41,644,656 and 40,711,491 issued and outstanding at March 31, 2022; 41,408,350 and 40,475,185 shares issued and outstanding at December 31, 2021	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	472,878	466,792
Accumulated other comprehensive income	2,179	3,077
Accumulated deficit	(135,745)	(126,890)
Treasury stock, at cost: 933,165 shares at March 31, 2022 and December 31, 2021	(10,779)	(10,779)
Total stockholders’ equity	328,533	332,200
Total liabilities and stockholders’ equity	$634,611	$562,582

See accompanying notes to the consolidated financial statements.

Trupanion, Inc. Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2022	40,475,185	$—	$466,792	$(126,890)	$3,077	$(10,779)	$332,200
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	236,306	—	(1,699)	—	—	—	(1,699)
Stock-based compensation expense	—	—	7,785	—	—	—	7,785
Other comprehensive income (loss)	—	—	—	—	(898)	—	(898)
Net income (loss)	—	—	—	(8,855)	—	—	(8,855)
Balance at March 31, 2022	40,711,491	$—	$472,878	$(135,745)	$2,179	$(10,779)	$328,533

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2021	39,450,807	$—	$439,007	$(91,360)	$3,071	$(10,779)	$339,939
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	605,599	—	(643)	—	—	—	(643)
Stock-based compensation expense	—	—	8,611	—	—	—	8,611
Other comprehensive income (loss)	—	—	—	—	618	—	618
Net income (loss)	—	—	—	(12,448)	—	—	(12,448)
Balance at March 31, 2021	40,056,406	$—	$446,975	$(103,808)	$3,689	$(10,779)	$336,077

See accompanying notes to the consolidated financial statements.

TRUPANION, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(8,855)	$(12,448)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	2,717	3,093
Stock-based compensation expense	7,549	8,448
Other, net	(79)	(230)
Changes in operating assets and liabilities:
Accounts and other receivables	(23,815)	(18,805)
Prepaid expenses and other assets	(2,060)	(1,331)
Accounts payable, accrued liabilities, and other liabilities	(1,806)	35
Reserve for veterinary invoices	(1,213)	1,179
Deferred revenue	23,972	18,324
Net cash used in operating activities	(3,590)	(1,735)
Investing activities
Purchases of investment securities	(22,892)	(12,157)
Maturities of investment securities	12,199	10,478
Purchases of property and equipment	(3,553)	(2,883)
Other	(5)	(40)
Net cash used in investing activities	(14,251)	(4,602)
Financing activities
Proceeds from debt financing, net of financing fees	54,463	—
Proceeds from exercise of stock options	600	1,238
Shares withheld to satisfy tax withholding	(2,298)	(1,881)
Net cash provided by (used in) financing activities	52,765	(643)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	139	230
Net change in cash, cash equivalents, and restricted cash	35,063	(6,750)
Cash, cash equivalents, and restricted cash at beginning of period	100,869	146,197
Cash, cash equivalents, and restricted cash at end of period	$135,932	$139,447
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$945	$753
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
The financial data as of December 31, 2021 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on February 17, 2022 (the 2021 10-K). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2021 10-K. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from such estimates. See Note 1 to the audited financial statements included in the 2021 10-K for additional discussion of these estimates and assumptions.

2. Net Income (Loss) per Share
Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated using the weighted average number of shares of common stock plus, when dilutive, potential shares of common stock outstanding using the treasury-stock method. Potential shares of common stock outstanding include stock options and restricted stock units.
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended March 31,
	2022	2021
Stock options	759,719	1,026,605
Restricted stock units	1,366,507	1,232,549

3. Investments
The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of March 31, 2022 and December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of March 31, 2022
Long-term investments:
Foreign deposits	$6,373	$—	$—	$6,373
Municipal bond	1,000	11	—	1,011
	$7,373	$11	$—	$7,384
Short-term investments:
U.S. Treasury securities	$8,773	$—	$(30)	$8,743
Certificates of deposit	3,355	—	—	3,355
U.S. government funds	124,443	—	—	124,443
	$136,571	$—	$(30)	$136,541

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2021
Long-term investments:
Foreign deposits	$6,050	$—	$—	$6,050
Municipal bond	1,000	11	—	1,011
	$7,050	$11	$—	$7,061
Short-term investments:
U.S. Treasury securities	$8,671	$—	$(9)	$8,662
Certificates of deposit	3,295	—	—	3,295
U.S. government funds	114,046	—	—	114,046
	$126,012	$—	$(9)	$126,003
Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	As of March 31, 2022
	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	$7,373	$7,384
	$7,373	$7,384

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

4. Other Investments
The Company has invested $7.0 million in preferred stock of a variable interest entity, Baystride, Inc., a U.S.-based privately held corporation operating in the pet food industry. The Company does not have power over the activities that most significantly impact the economic performance of the variable interest entity and is, therefore, not the primary beneficiary. The Company has the option to purchase all of the outstanding common shares issued by the variable interest entity in 2023 at an amount approximating its expected fair value. The preferred stock investment in the variable interest entity is accounted for as an available-for-sale debt security and measured at fair value at each balance sheet date.
Additionally, the Company has extended a $4.1 million revolving line of credit to the variable interest entity to fund its inventory purchases. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit, including accrued interest, was $4.5 million as of March 31, 2022 and December 31, 2021. The Company has also entered into a series of agreements to provide ancillary services to, and receive reimbursement from, the variable interest entity at cost. The Company provided $0.2 million of these services for the three months ended March 31, 2022 and 2021.

5. Fair Value
Investments
The following tables summarize, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of March 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	75,758	75,758	—	—
Fixed maturities:
Foreign deposits	6,373	6,373	—	—
Municipal bond	1,011	—	1,011	—
Preferred shares in variable interest entity	8,442	—	—	8,442
Total	$91,584	$82,131	$1,011	$8,442

	As of December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	32,255	32,255	—	—
Fixed maturities:
Foreign deposits	6,050	6,050	—	—
Municipal bond	1,011	—	1,011	—
Preferred shares in variable interest entity	8,442	—	—	8,442
Total	$47,758	$38,305	$1,011	$8,442

The Company measures the fair value of money market funds and foreign deposits based on quoted prices in active markets for identical assets. The fair value of the municipal bond is based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Short-term investments are carried at amortized cost, and the fair value and changes in unrealized gains (losses) are disclosed in Note 3, Investments. The fair value of these investments is determined in the same manner as available-for-sale securities and is considered a Level 1 measurement.

The Company's preferred stock investment in the variable interest entity (see Note 4) is accounted for as an available-for-sale debt security and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. Estimated fair value was $8.4 million as of March 31, 2022, unchanged from December 31, 2021, recorded in other long-term assets on the Company's consolidated balance sheet.
Fair Value Disclosures
The Company's other long-term assets balance included notes receivable of $7.6 million as of March 31, 2022 and December 31, 2021, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy and is based on market interest rates and the assessed creditworthiness of the third party. There was no significant activity in Level 3 of the hierarchy during the three months ended March 31, 2022.

The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the three months ended March 31, 2022 and the year ended December 31, 2021.

6. Commitments and Contingencies
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
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Three Months Ended March 31,
Subscription	2022	2021
Reserve at beginning of year	$22,407	$19,925
Veterinary invoices during the period related to:
Current year	101,078	84,216
Prior years	(488)	(490)
Total veterinary invoice expense	100,590	83,726
Amounts paid during the period related to:
Current year	85,993	68,214
Prior years	13,922	12,468
Total paid	99,915	80,682
Non-cash expenses	1,234	2,369
Reserve at end of period	$21,848	$20,600

The Company's reserve for the subscription business segment decreased $0.6 million from $22.4 million at December 31, 2021 to $21.8 million at March 31, 2022. This change was comprised of $100.6 million in expense recorded during the period less $99.9 million in payments of veterinary invoices. The $100.6 million in veterinary invoice expense incurred included a reduction of $0.5 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the three months ended March 31, 2021, the Company's adjustment to prior year reserves was a reduction of $0.5 million as a result of analysis of payment trends.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Three Months Ended March 31,
Other Business	2022	2021
Reserve at beginning of year	$17,264	$9,004
Veterinary invoices during the period related to:
Current year	43,735	26,414
Prior years	601	(270)
Total veterinary invoice expense	44,336	26,144
Amounts paid during the period related to:
Current year	29,426	18,031
Prior years	15,498	7,582
Total paid	44,924	25,613
Non-cash expenses	—	—
Reserve at end of period	$16,676	$9,535

The Company’s reserve for the other business segment decreased $0.6 million from $17.3 million at December 31, 2021 to $16.7 million at March 31, 2022. This change was comprised of $44.3 million in expense recorded during the period less $44.9 million in payments of veterinary invoices. The $44.3 million in veterinary invoice expense incurred included an increase of $0.6 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the three months ended March 31, 2021, the Company's adjustment to decrease prior year reserves was $0.3 million as a result of analysis of payment trends.
Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of March 31, 2022
Year of Occurrence
2020 and prior	$1,584
2021	6,413
2022	13,851
$21,848

Other Business	As of March 31, 2022
Year of Occurrence
2020 and prior	$11
2021	2,357
2022	14,308
$16,676

8. Debt
On March 25, 2022, the Company entered into a $150.0 million credit agreement (the “Credit Facility”) that provides for:
(a) an initial term loan in an aggregate principal amount of $60.0 million (“Initial Term Loan”), which funded at closing;
(b) commitments for delayed draw term loans in an aggregate principal amount not in excess of $75.0 million (“Delayed Draw Term Loans”, and together with the Initial Term Loan, the “Term Loans”), which may be drawn from time to time until September 25, 2023; and
(c) commitments for revolving loans in an aggregate principal amount at any time outstanding not in excess of $15.0 million (“Revolving Loans”), which may be drawn at any time prior to March 25, 2027.
The Credit Facility bears interest at a base rate plus an applicable margin. The interest rate as of March 31, 2022 was approximately 5.76%. The Company incurred total debt issuance cost of approximately $5.7 million at closing, which is reported in the Consolidated Balance Sheet as a direct deduction from the carrying amount of the Credit Facility, and is amortized as interest expense over the term of five years.
The Credit Facility is secured by substantially all assets of the Company and its subsidiaries. Proceeds from the Credit Facility may be used for permitted acquisitions and investments, working capital and other general corporate purposes. The credit agreement contains financial and other covenants. As of March 31, 2022, the Company was in compliance with all financial and non-financial covenants.
To the extent not previously paid, the Initial Term Loan is due and payable on March 25, 2027, the Delayed Draw Term Loans are due and payable on the earlier of the five-year anniversary of their initial funding or March 25, 2028, and Revolving Loans are due and payable on March 25, 2027. The Credit Facility are secured by substantially all assets of the Company and its subsidiaries. The Company must repay 0.25% of any then-outstanding Term Loans, together with accrued and unpaid interest, on a quarterly basis. Future principal payments on outstanding borrowings as of March 31, 2022 are as follows (in thousands):

Year Ending December 31,	March 31, 2022
2022	$461
2023	593
2024	587
2025	581
2026	576
Thereafter	57,202
Total	$60,000

9. Stock-Based Compensation
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

	Three Months Ended March 31,
	2022	2021
Veterinary invoice expense	$1,187	$2,299
Other cost of revenue	649	935
Technology and development	908	664
General and administrative	2,423	1,819
New pet acquisition expense	2,382	2,731
Total expensed stock-based compensation	7,549	8,448
Capitalized stock-based compensation	236	162
Total stock-based compensation	$7,785	$8,610

As of March 31, 2022, the Company had 1,366,507 unvested restricted stock units. Stock-based compensation expenses of $108.1 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 3 years.
Stock Options
A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	807,205	$13.39	$95,765
Granted	—	—	—
Exercised	(47,204)	12.51	4,555
Forfeited	(282)	10.23	—
Outstanding as of March 31, 2022	759,719	13.45	57,490

Exercisable as of March 31, 2022	759,719	$13.45	$57,490

As of March 31, 2022, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 4 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2021	1,087,627	$78.94
Granted	512,284	89.42
Vested	(214,922)	81.97
Forfeited	(18,482)	82.70
Unvested shares as of March 31, 2022	1,366,507	$82.34

10. Stockholders' Equity
Common Stock and Preferred Stock
As of March 31, 2022, the Company had 100,000,000 shares of common stock authorized and 40,711,491 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At March 31, 2022, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the Board), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of the Company’s common stock. The Company has not repurchased any shares under this program.

11. Accumulated Comprehensive Income (Loss)
A summary of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of December 31, 2021	$1,624	$1,453	$3,077
Other comprehensive income (loss)	(898)	—	(898)
Balance as of March 31, 2022	$726	$1,453	$2,179

	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of December 31, 2020	$2,120	$951	$3,071
Other comprehensive income (loss)	618	—	618
Balance as of March 31, 2021	$2,738	$951	$3,689

12. Segments
The Company has two reporting segments: subscription business and other business. The subscription business segment generates revenue primarily from subscription fees related to the Company's direct-to-consumer products, while the other business segment is comprised of revenue from other product offerings that generally have a business-to-business relationship and a different margin profile than our subscription segment, including revenue from writing policies on behalf of third parties and revenue from other products and software solutions.
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

Operating income (loss) of the Company’s segments were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Subscription business:
Revenue	$139,839	$113,292
Veterinary invoice expense	100,590	83,726
Other cost of revenue	14,673	11,811
Technology and development	3,550	2,733
General and administrative	6,358	5,285
New pet acquisition expense	21,518	19,533
Depreciation and amortization	1,844	2,265
Subscription business operating loss	(8,694)	(12,061)

Other business:
Revenue	66,160	41,393
Veterinary invoice expense	44,336	26,144
Other cost of revenue	16,506	11,904
Technology and development	1,679	998
General and administrative	3,008	1,931
New pet acquisition expense	109	171
Depreciation and amortization	873	828
Other business operating income (loss)	(351)	(583)
Gain (loss) from investment in joint venture	(69)	(85)
Total operating loss	$(9,114)	$(12,729)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$172,748	$127,759
Canada and other	33,251	26,926
Total revenue	$205,999	$154,685
Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2022 and December 31, 2021.

13. Related Parties
In August 2018, the Company invested $0.3 million in a limited liability entity in exchange for a 17.5% ownership interest. The investee is considered to be a related party, as the Company has the ability to exercise significant influence over the investee. In February 2020, the Company entered into a service agreement with the investee, under which the Company incurred $1.0 million and $0.8 million of expenses for consulting services provided by the investee related to pet acquisition during the three months ended March 31, 2022 and 2021, respectively, recorded as new pet acquisition expense on the Company's consolidated statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We provide medical insurance for cats and dogs throughout the United States, Canada, Puerto Rico, and Australia. Our data-driven, vertically-integrated approach enables us to provide pet owners with products that offer what we believe is the highest value medical insurance, priced specifically for each pet’s unique characteristics and coverage level. Our growing and loyal membership base provides us with highly predictable and recurring revenue. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our new pet acquisition expense and acquiring as many pets as possible at our targeted average estimated internal rate of return.
We operate in two business segments: subscription business and other business. We generate revenue in our subscription business segment primarily by subscription fees from our direct-to-consumer products. Fees are paid at the beginning of each subscription period, which automatically renews on a monthly basis. We generate revenue in our other business segment primarily by writing policies on behalf of third parties. We do not undertake the marketing efforts for these policies and have a business-to-business relationship with these third parties. Our other business segment also includes revenue from other products and software solutions that have a different margin profile from our subscription business.
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

Key Operating Metrics
The following table sets forth total pets enrolled and key operating metrics for our subscription business for each of the last eight fiscal quarters.

	Three Months Ended
	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020
Total Business:
Total pets enrolled (at period end)	1,267,253	1,176,778	1,104,376	1,024,226	943,854	862,928	804,251	744,727
Subscription Business:
Total subscription pets enrolled (at period end)	736,691	704,333	676,463	643,395	609,835	577,957	552,909	529,400
Monthly average revenue per pet	$64.21	$63.89	$63.60	$63.69	$62.97	$62.03	$60.87	$59.40
Lifetime value of a pet, including fixed expenses	$730	$717	$697	$681	$684	$653	$615	$597
Average pet acquisition cost (PAC)	$301	$306	$280	$284	$279	$272	$261	$199
Average monthly retention	98.75%	98.74%	98.72%	98.72%	98.73%	98.71%	98.69%	98.66%

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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of March 31, 2022 is an average of each month’s retention from April 1, 2021 through March 31, 2022. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

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
We calculate these non-GAAP financial measures by excluding certain non-cash or non-recurring expenses. We exclude business combination transaction cost as it is non-recurring and not indicative of our operating performance. We exclude stock-based compensation as it is non-cash in nature. Although stock-based compensation expenses are expected to remain recurring expenses for the foreseeable future, we believe excluding them allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies. We define non-GAAP development expenses as operating expenses incurred to develop new products and offerings that are pre-revenue. We define non-GAAP fixed expenses as the total of Technology and Development expense and General and Administrative expense, less stock-based compensation expense, business combination transaction cost, and development expenses related to exploring and developing new products and offerings that are in the pre-revenue stage.

The following table presents the reconciliation of our non-GAAP financial measures from corresponding GAAP measures for the periods presented (in thousands):

	Three Months Ended
	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020
Veterinary invoice expense	$144,926	$132,852	$125,058	$118,282	$109,870	$98,169	$91,266	$82,049
Less:
Stock-based compensation expense[1]	(1,173)	(798)	(769)	(672)	(2,299)	(358)	(337)	(245)
Other business cost of paying veterinary invoices	(44,336)	(38,009)	(34,432)	(31,029)	(26,144)	(22,254)	(19,394)	(16,019)
Subscription cost of paying veterinary invoices (non-GAAP)	$99,417	$94,045	$89,857	$86,581	$81,427	$75,557	$71,535	$65,785
% of subscription revenue	71.1%	70.1%	70.7%	71.9%	71.9%	71.0%	72.0%	71.2%

Other cost of revenue	$31,179	$30,992	$28,443	$25,433	$23,715	$20,925	$18,265	$16,004
Less:
Stock-based compensation expense[1]	(631)	(581)	(542)	(552)	(935)	(168)	(111)	(99)
Other business variable expenses	(16,506)	(17,208)	(15,315)	(12,940)	(11,904)	(11,079)	(9,039)	(7,440)
Subscription variable expenses (non-GAAP)	$14,042	$13,203	$12,586	$11,941	$10,876	$9,678	$9,115	$8,465
% of subscription revenue	10.0%	9.8%	9.9%	9.9%	9.6%	9.1%	9.2%	9.2%

Technology and development expense	$5,229	$4,665	$4,391	$4,079	$3,731	$3,108	$2,426	$2,293
General and administrative expense	9,366	8,996	8,246	7,435	7,216	6,502	5,412	5,073
Less:
Stock-based compensation expense[1]	(3,226)	(3,293)	(3,020)	(3,122)	(2,483)	(1,275)	(1,241)	(1,208)
Business combination transaction costs	—	—	—	—	(82)	(522)	—	—
Development expenses	(1,258)	(858)	(919)	(1,121)	(821)	(339)	—	—
Fixed expenses (non-GAAP)	$10,111	$9,510	$8,698	$7,271	$7,561	$7,474	$6,597	$6,158
% of total revenue	4.9%	4.9%	4.8%	4.3%	4.9%	5.2%	5.1%	5.2%

New pet acquisition expense	$21,627	$19,845	$19,708	$19,390	$19,704	$14,809	$13,344	$9,242
Less:
Stock-based compensation expense[1]	(2,328)	(2,136)	(2,112)	(2,181)	(2,731)	(801)	(741)	(675)
Other business pet acquisition expense	(109)	(76)	(134)	(118)	(171)	(201)	(265)	(191)
Subscription acquisition cost (non-GAAP)	$19,190	$17,633	$17,462	$17,091	$16,802	$13,807	$12,338	$8,376
% of subscription revenue	13.7%	13.1%	13.7%	14.2%	14.8%	13.0%	12.4%	9.1%

[1]Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation according to GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.2 million for the three months ended March 31, 2022.

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
The following table reconciles GAAP new pet acquisition expense to non-GAAP net acquisition cost (in thousands) for each of the last eight fiscal quarters:

	Three Months Ended
	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020
New pet acquisition expense	$21,627	$19,845	$19,708	$19,390	$19,704	$14,809	$13,344	$9,242
Net of sign-up fee revenue	(1,202)	(1,162)	(1,268)	(1,260)	(1,264)	(919)	(827)	(781)
Excluding:
Stock-based compensation expense	(2,328)	(2,136)	(2,112)	(2,181)	(2,731)	(801)	(741)	(675)
Other business pet acquisition expense	(109)	(76)	(134)	(118)	(171)	(201)	(265)	(191)
Net acquisition cost	$17,988	$16,471	$16,194	$15,831	$15,538	$12,888	$11,511	$7,595
Components of Operating Results
General
We operate in two business segments: subscription business and other business. Our subscription business segment primarily relates to subscription fees from our direct to consumer products. Our other business segment includes revenue from other product offerings that generally have a business-to-business relationship and different margin profiles than our subscription segment, including revenue from writing policies on behalf of third parties and revenue from other products and software solutions.
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
Stock-based compensation
Stock-based compensation is included in the cost and expense line items above. Stock-based compensation will vary depending on corporate performance, pursuant to our pre-approved equity incentive plan. For example, when we have delivered strong performance, stock-based compensation may increase as a result of incentive-based awards under our equity incentive plan.

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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue:
Subscription business	$139,839	$113,292
Other business	66,160	41,393
Total revenue	205,999	154,685
Cost of revenue:
Subscription business(1)	115,263	95,537
Other business	60,842	38,048
Total cost of revenue	176,105	133,585
Operating expenses:
Technology and development(1)	5,229	3,731
General and administrative(1)	9,366	7,216
New pet acquisition expense(1)	21,627	19,704
Depreciation and amortization	2,717	3,093
Total operating expenses	38,939	33,744
Loss from investment in joint venture	(69)	(85)
Operating loss	(9,114)	(12,729)
Interest expense	79	(2)
Other income, net	(314)	(62)
Loss before income taxes	(8,879)	(12,665)
Income tax benefit	(24)	(217)
Net loss	$(8,855)	$(12,448)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$1,836	$3,234
Technology and development	908	664
General and administrative	2,423	1,819
New pet acquisition expense	2,382	2,731
Total stock-based compensation expense	$7,549	$8,448

	Three Months Ended March 31,
	2022	2021
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue	85	86
Operating expenses:
Technology and development	3	2
General and administrative	5	5
New pet acquisition expense	10	13
Depreciation and amortization	1	2
Total operating expenses	19	22
Gain (loss) from investment in joint venture	—	—
Operating loss	(4)	(8)
Interest expense	—	—
Other income, net	—	—
Loss before income taxes	(4)	(8)
Income tax benefit	—	—
Net loss	(4)%	(8)%

Stock-based compensation expense:	Three Months Ended March 31,
	2022	2021
	(as a percentage of revenue)
Cost of revenue	1%	2%
Technology and development	—	—
General and administrative	1	1
New pet acquisition expense	1	2
Total stock-based compensation expense	4%	5%

	Three Months Ended March 31,
	2022	2021
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%
Subscription business cost of revenue	82	84

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		% Change
	2022	2021
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$139,839	$113,292	23%
Other business	66,160	41,393	60
Total revenue	$205,999	$154,685	33

Percentage of Revenue by Segment:
Subscription business	68%	73%
Other business	32	27
Total revenue	100%	100%

Total pets enrolled (at period end)	1,267,253	943,854	34
Total subscription pets enrolled (at period end)	736,691	609,835	21
Monthly average revenue per pet	$64.21	$62.97	2
Average monthly retention	98.75%	98.73%

Three months ended March 31, 2022 compared to three months ended March 31, 2021. Total revenue increased by $51.3 million, or 33%, to $206.0 million for the three months ended March 31, 2022. Revenue from our subscription business segment increased by $26.5 million, or 23%, to $139.8 million. This increase was primarily due to a 21% increase in total subscription pets enrolled as of March 31, 2022 compared to a year ago, and a 2% year over year increase in average revenue per pet. Increases in pricing resulted from updates based on pricing more accurately to our value proposition. Revenue from our other business segment increased by $24.8 million, or 60%, to $66.2 million for the three months ended March 31, 2022, primarily due to a 59% increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2022	2021
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$100,590	$83,726	20%
Other cost of revenue	14,673	11,811	24
Total cost of revenue	115,263	95,537	21
Other business:
Veterinary invoice expense	44,336	26,144	70
Other cost of revenue	16,506	11,904	39
Total cost of revenue	$60,842	$38,048	60

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	72%	74%
Other cost of revenue	10	10
Total cost of revenue	82	84
Other business:
Veterinary invoice expense	67	63
Other cost of revenue	25	29
Total cost of revenue	92%	92%

Total pets enrolled (at period end)	1,267,253	943,854	34
Total subscription pets enrolled (at period end)	736,691	609,835	21
Monthly average revenue per pet	$64.21	$62.97	2

Three months ended March 31, 2022 compared to three months ended March 31, 2021. Cost of revenue for our subscription business segment was $115.3 million for the three months ended March 31, 2022, compared to $95.5 million for the same period in the prior year. The increase of 21% in subscription cost of revenue was primarily the result of a 21% increase in subscription pets enrolled. Cost of revenue for our other business segment increased by $22.8 million, or 60%, to $60.8 million for the three months ended March 31, 2022, primarily due to the increase in enrolled pets in this segment.

Technology and Development Expenses

	Three Months Ended March 31,		% Change
	2022	2021
	(in thousands, except percentages)
Technology and development	$5,229	$3,731	40%
Percentage of total revenue	3%	2%

Three months ended March 31, 2022 compared to three months ended March 31, 2021. Technology and development expenses increased by $1.5 million, or 40%, to $5.2 million for the three months ended March 31, 2022. The increase was primarily due to increased headcount and related compensation expense. Additionally, development expense associated with developing new products and offerings was $1.2 million, or 0.6% of our total revenue, for the three months ended March 31, 2022. It increased by $0.4 million year over year, as a result of expenditures and investment in several pre-revenue initiatives. Excluding stock-based compensation, technology and development expenses in total remained consistent at approximately 2% as a percentage of revenue year over year.

General and Administrative Expenses

	Three Months Ended March 31,		% Change
	2022	2021
	(in thousands, except percentages)
General and administrative	$9,366	$7,216	30%
Percentage of total revenue	5%	5%

Three months ended March 31, 2022 compared to three months ended March 31, 2021. General and administrative expenses increased by $2.2 million, or 30%, to $9.4 million for the three months ended March 31, 2022. The increase in expense was primarily due to a $1.1 million increase in compensation expense related primarily to increased headcount, a $0.5 million increase in stock-based compensation, a $0.4 million increase in legal, tax and other professional service fees, and a $0.2 million increase in facilities-related expenses. General and administrative expenses remained consistent at approximately 5% of total revenue.

New Pet Acquisition Expense

	Three Months Ended March 31,		% Change
	2022	2021
	(in thousands, except percentages, pet and per pet data)
New pet acquisition expense	$21,627	$19,704	10%
Percentage of total revenue	10%	13%
Subscription Business:
Total subscription pets enrolled (at period end)	736,691	609,835	21
Average pet acquisition cost (PAC)	$301	$279	8

Three months ended March 31, 2022 compared to three months ended March 31, 2021. New pet acquisition expense increased by $1.9 million, or 10%, to $21.6 million for the three months ended March 31, 2022, contributing to a 21% increase in total subscription pets enrolled year over year. The $1.9 million increase was primarily attributable to a $2.0 million increase in expenses to generate leads and increase conversion rates.

Depreciation and Amortization

	Three Months Ended March 31,		% Change
	2022	2021
	(in thousands, except percentages)
Depreciation and amortization	$2,717	$3,093	(12)%
Percentage of total revenue	1%	2%

Three months ended March 31, 2022 compared to three months ended March 31, 2021. Depreciation and amortization expense decreased by $0.4 million, or 12%, to $2.7 million for the three months ended March 31, 2022. Depreciation and amortization expense as a percentage of total revenue decreased from 2% to 1% year over year, primarily due to the growth of our business and total revenue.
Stock-Based Compensation
Three months ended March 31, 2022 compared to three months ended March 31, 2021. Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above. The amount of stock-based compensation recognized largely reflects the timing and vesting of performance grants, calculated according to our equity incentive plan. Stock-based compensation expense in total was $7.5 million during the period, a decrease from $8.4 million in the prior year period, largely due to a one-time 2020 performance grant, shared with the entire team and fully vested in the first quarter of 2021.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(3,590)	$(1,735)
Net cash used in investing activities	(14,251)	(4,602)
Net cash provided by (used in) financing activities	52,765	(643)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash, net	139	230
Net change in cash, cash equivalents and restricted cash	$35,063	$(6,750)

Our primary requirements for liquidity are paying veterinary invoices, funding operations and regulatory capital requirements, investing in new member acquisition, investing in enhancements to our member experience, and servicing debt. We have certain contractual obligations in the normal course of business, including obligations and commitments relating to our credit facility, non-cancellable vendor purchase agreements, as well as future payments of veterinary invoice claims. Refer to Note 7, Reserve for Veterinary Invoices, and Note 8, Debt, included in Item 1 of Part I of this 10-Q, for further details on anticipated cash outflows.
Our primary sources of liquidity are cash provided by operations and available borrowings from our credit facility. In March 2022, we entered into a credit agreement that provided us with up to $150.0 million of credit. We believe these sources are sufficient to fund our operations and regulatory capital requirements for the next 12 months. As we continue to grow and consider strategic opportunities, however, we may explore additional financing to fund our operations and growth or to meet regulatory capital requirements. Financing could include equity, equity-linked, or debt financing. Additional financing may not be available to us on acceptable terms, or at all.
As of March 31, 2022, we had $259.0 million in cash, cash equivalents and short-term investments and $90.0 million available under our Credit Facility. Most of the assets in our insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of March 31, 2022, total assets and liabilities held outside of our insurance entities were $254.3 million and $87.4 million, respectively, including $8.3 million of cash and cash equivalents that were segregated from other operating funds and held in trust for the payment of veterinary invoices on behalf of our insurance subsidiaries. For further information, refer to "—Regulation".
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
Operating Cash Flows
We derive operating cash flows primarily from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments and to fund projects that improve our members' experience. Net cash used in operating activities was $3.6 million for the three months ended March 31, 2022, compared to $1.7 million net cash used in operating activities for the three months ended March 31, 2021. The change was primarily driven by increased pet acquisition spend during the current period to drive new pet enrollments and future growth, faster payment of veterinary invoices as a result of increased utilization of claims automation, as well as timing differences between collections from members and payments of veterinary invoices and payments to vendors. Changes in accounts receivable and deferred revenue were primarily related to annual policies with monthly payment terms within our other business segment.
Investing Cash Flows
Net cash used in investing activities was $14.3 million for the three months ended March 31, 2022, primarily related to net purchase of investments to increase our statutory capital, as well as purchases of property, equipment and intangible assets, primarily related to development of internal use software focused on new product initiatives and member experience improvements.

Financing Cash Flows
Net cash provided by financing activities was $52.8 million for the three months ended March 31, 2022, compared to $0.6 million net cash used in financing activities during the same period in the prior year, primarily due to net proceeds from the initial term loan under the new Credit Facility which closed in March 2022.

Long-Term Debt
On March 25, 2022, we entered into a $150.0 million credit agreement. Refer to Note 8, Debt, included in Item 1 of Part I of this 10-Q, for further details.

Regulation
As of March 31, 2022, our insurance entities collectively held $136.5 million in short-term investments and $211.1 million in other current assets, including $20.7 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in our insurance entities are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. We expect our required capital held within our insurance entities to grow as our business grows.
American Pet Insurance Company (APIC)
The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of the National Association of Insurance Commissioners (NAIC). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. As of December 31, 2021, APIC was required to maintain at least $116.0 million of risk-based capital to avoid this additional regulatory oversight. As of that date, APIC maintained $124.2 million of risk-based capital.
ZPIC Insurance Company (ZPIC) and QPIC Insurance Company (QPIC)
In 2021, we established two new wholly-owned insurance subsidiaries, ZPIC and QPIC, domiciled in Missouri and Nebraska, respectively. We have funded required statutory capital to these new subsidiaries. As of March 31, 2022, neither ZPIC nor QPIC has begun underwriting any insurance policies.
Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX
WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. In March 2022, our parent entity received a dividend of $6.9 million from WICL Segregated Account AX as allowed under our agreements with WICL. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Omega General Insurance Company, we are required to maintain a Canadian Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of December 31, 2021, the account held CAD $7.7 million.
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

Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable vendor service agreements. Specifically, on March 25, 2022, we entered into a $150.0 million credit agreement. Refer to Note 8, Debt, included in Item 1 of Part I of this 10-Q, for further details and future principal payment schedule.

Critical Accounting Estimates
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
Critical accounting estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Generally, we base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
There have been no material changes to our critical accounting estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2022, compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
Summary of Material Risk Factors
Our business is subject to numerous risks and uncertainties of which you should be aware. Among others, these risks relate to:
•The ongoing COVID-19 pandemic and future variants of the virus;
•Our significant net losses since inception, ability to achieve and maintain profitability or our ability to maintain our rate of revenue growth in the future;
•Our ability to grow and retain our member base, including uncertainties in the assumptions we use to determine our new pet acquisition spend, variable costs of attracting new members from internet searches and from leads generated from Territory Partners, veterinarians and other third parties;
•Our reliance on Territory Partners, who we engage as independent contractors rather than employees;
•The actual levels of our veterinary invoice expense (which may increase with use of our patented software for direct payment of invoices) and our ability to timely and accurately process valid invoices and to identify improper invoices;
•Our ability to maintain certain levels of surplus capital under applicable insurance regulations;
•Our ability to maintain and enhance our brand;
•Our ability to maintain and scale our infrastructure, to invest in or acquire businesses, products or technologies, or otherwise manage our growth;
•Changes in legal, judicial, social and other environmental conditions, which could result in unexpected claim and coverage liability;
•Our reliance on key personnel, strategic partners and a Canadian insurance company for our Canadian operations, and our ability to maintain these relationships;
•Fluctuations in foreign exchange rates, other issues relating to expanding our operations internationally, and general changes in the economy that can cause our operating results to vary;
•Our ability to establish and maintain multiple insurance subsidiaries;
•Our ability to maintain effective internal controls and security measures;
•Our acceptance of automatic fund transfers, credit card and debit card payments;
•Our limited experience owning an office building;
•Our ability to protect our intellectual property (IP), avoid violating IP rights of others, and maintain relationships with third parties providing necessary IP and technology to us;
•The outcome of litigation or regulatory proceedings;
•Our level of indebtedness, our ability to service our debt, and our ability to comply with covenants that may restrict our operations and limit our ability to expand our business;
•Our ability to utilize net operating loss carryforwards and potential increases in our tax liabilities;
•Our ability to comply with numerous laws and regulations applicable to our business, including state, federal and foreign laws relating to insurance, privacy, the internet, email and texting, and accounting matters; and
•Our common stock, including missed earnings guidance, inadequate analyst coverage, trading volatility, lack of dividends, concentrated ownership, and anti-takeover provisions in our governing documents.

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
We have incurred significant cumulative net losses since our inception. We incurred net losses of $35.5 million and $5.8 million in the years ended December 31, 2021 and 2020, respectively, and as of December 31, 2021, we had an accumulated deficit of $126.9 million. We have funded our operations through equity financings, borrowings under a revolving line of credit and term loans and, since 2016, positive cash flows from operations. Our ability to achieve and maintain profitability will depend, in significant part, on obtaining new members, retaining our existing members, maintaining relationships with our strategic partners, and ensuring that our expenses, including new pet acquisition expense, do not exceed our revenue. We expect to make significant expenditures and investments in new pet acquisition and product initiatives and these expenditures may not result in additional growth. Our recent growth in revenue and membership may not be sustainable or may decrease, and we may not generate sufficient revenue to consistently achieve profitability. Additionally, we budget for our expenses based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our estimates. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.

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
In addition, we base our decisions regarding our new pet acquisition expenditures primarily on our internal rate of return generated on an average pet. This analysis depends substantially on estimates and assumptions based on our historical experience with pets enrolled in earlier periods, including our key operating metrics. If our estimates and assumptions regarding our internal rate of return and the lifetime value of the pets that we project to acquire and our related decisions regarding investments in new pet acquisition prove incorrect, or if our calculation of internal rate of return and lifetime value of the pets that we project to acquire differs significantly from that of pets acquired in prior periods, we may be unable to recover our new pet acquisition expenses or generate profits from our investment in acquiring new members. Moreover, if our new pet acquisition expenses increase or we invest in member acquisition channels that do not ultimately result in the expected number of new member enrollments, the return on our investment may be lower than we anticipate irrespective of the lifetime value of the pets that we project to acquire as a result of the new members. If we cannot generate profits from this investment, we may need to alter our growth strategy, and our growth rate and operating results may be adversely affected. In addition, even if we decrease our average pet acquisition cost, our operating margins may differ from our expectations due to incorrect assumptions relating to existing members adding new pets or referring friends, expenses for member support, and other factors, some of which we do not control.
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
The prices of our subscriptions also reflect assumptions and estimates regarding our own operating costs and expenses. We monitor and manage our pricing and overall sales mix to achieve our target returns. If the actual costs, including veterinary invoice expenses, operating costs and expenses within anticipated pricing allowances, are greater than our assumptions and estimates such that the premiums we collect are insufficient to cover these expenses, then our results could be adversely affected and our revenue may be insufficient to consistently maintain profitability. Conversely, if our pricing assumptions differ from actual results such that we overprice risks, our competitiveness and growth prospects could be adversely affected.
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
We have recently experienced, and expect to continue to experience, significant growth, which has placed, and may continue to place, significant demands on our management and our operational and financial systems and infrastructure. We expect that our growth strategy will require us to commit substantial financial, operational and technical resources and this commitment may also result in increased costs (such as member acquisition costs or costs associated with increases in the number or amounts of veterinary invoices received) generated by our business, which could prevent us from achieving and remaining profitable and could impair our ability to compete effectively for business. If we do not effectively manage growth at any time, our financial condition could be harmed and the quality of our services could suffer.
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
Our current and future indebtedness could limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy any of our debt service obligations.
In March 2022, we entered into a $150.0 million credit agreement (the “Credit Facility”). Substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could have adverse consequences, including the following:
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
Covenants in our Credit Facility may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely affected.
Our Credit Facility contains various restrictive covenants, including limitations on our ability to incur other indebtedness or liens, make investments, merge with or acquire other entities, and issue equity securities. Our Credit Facility also contains certain financial covenants, including minimum quarterly revenue and liquidity thresholds. Our ability to meet these restrictive covenants can be affected by events beyond our control. Our Credit Facility provides that our breach or failure to satisfy various covenants constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare any future amounts outstanding under our Credit Facility to be immediately due and payable. If we are unable to repay those amounts, our financial condition could be adversely affected.

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
We are subject to numerous laws and regulations that are administered and enforced by a number of different governmental authorities, each of which exercises a degree of interpretive latitude, including, in the United States, state insurance regulators, state securities administrators, state attorneys general and federal agencies including the SEC, Internal Revenue Service and the U.S. Department of Justice. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that laws and regulations or any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, increase our costs and limit our ability to grow or to improve our results of operations. Further, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations generally are intended to protect or benefit purchasers or users of insurance products, not holders of securities, which generally is the jurisdiction of the SEC. In many respects, these laws and regulations limit our ability to grow or to improve our results of operations.

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
From time to time we have released, and may continue to release, guidance in our quarterly earnings conference call, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections. In addition, from time to time we provided information regarding how we think about the drivers of and our method of calculating our intrinsic value, including related statements regarding discounted cash flows and underlying assumptions (such as pet enrollment, revenue per pet, lifetime values of a pet, pet acquisition costs, and other costs and expenses).
These statements are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive risks and uncertainties, many of which are beyond our control, including those described in these “Risk Factors” and elsewhere in this report. When we state possible outcomes as high and low ranges, these are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges.
The principal reason that we release guidance and other information regarding our view of the drivers and calculation method of our intrinsic value is to provide a basis for our management to discuss our business and outlook with analysts and investors.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying these statements will not materialize or will vary significantly from actual results. Accordingly, these statements are only estimates of what management believes is reasonable as of the date of release. Actual results may vary and the variations may be material. In light of the foregoing, we urge investors not to rely upon our guidance or other information regarding our view of the drivers and calculation method of our intrinsic value in making an investment decision regarding our common stock. In addition, we do not accept any responsibility for any projections or reports published by any such third parties, and we urge you not to place undue reliance on those statements.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this report, or the other reports we file from time to time, could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

Future securities issuances could result in significant dilution to our stockholders and impair the market price of our common stock.
Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. Acquisitions, strategic investments, partnerships, or alliances could also result in dilutive issuances of equity securities. In addition, we may issue options, restricted stock units, or other stock-based awards to those providing services to us, and to the extent outstanding or future options are exercised or restricted stock units or other stock-based awards are settled for shares of our common stock, there will be further dilution. These equity incentives are generally granted under our 2014 Equity Incentive Plan, which provides for automatic annual increases in the number of shares or our common stock available for issuance under the plan equal to 4% of our issued and outstanding shares of common stock, or any lesser number determined by our Board of Directors. Our Board of Directors approved the 4% increase for 2022. The amount of dilution could be substantial depending upon the size of our future issuances of securities or exercises or settlement of stock-based awards. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock, such as pursuant to the “blank check” preferred stock contained in our certificate of incorporation. As a result, purchasers of our common stock bear the risk that future issuances of debt or equity securities may reduce the value of and dilute their ownership interest.
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
•forward-looking guidance that we provide to the public and industry and financial analysts related to future revenue and results of operations, and any change in that guidance or our failure to achieve the results reflected in that guidance;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-36537	3.1	8/28/2014

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-36537	3.1	6/3/2016

3.3	Amended and Restated Bylaws of the Registrant.	10-K	001-36537	3.3	2/12/2021

10.1†	Credit Agreement, dated as of March 25, 2022, by and among Trupanion, Inc., Piper Sandler Finance, LLC, as administrative agent, and the lenders party thereto.					X

10.2+	Compensation Program for Non-Employee Directors of Trupanion, Inc., as amended on February 22, 2022.					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

†	Certain portions of this Exhibit have been excluded, as marked with brackets (“[***]”), because such portions are not material and are the type of information that the registrant treats as private or confidential.
+	Indicates a management contract or compensatory plan or arrangement.
*	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TRUPANION, INC.

Date: April 28, 2022	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2022	/s/ Drew Wolff
Drew Wolff Chief Financial Officer (Principal Financial and Accounting Officer)