Form 10-Q
period 2022-06-30
TRUPANION, INC.
filed 2022-08-04
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 28, 2022, there were approximately 40,746,174 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRUPANION, INC. Consolidated Statements of Operations (in thousands, except share data) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$219,411	$168,260	$425,410	$322,945
Cost of revenue:
Veterinary invoice expense(1)	157,616	118,282	302,542	228,152
Other cost of revenue(1)	33,212	25,433	64,391	49,148
Total cost of revenue	190,828	143,715	366,933	277,300
Operating expenses:
Technology and development(1)	6,396	4,079	11,625	7,810
General and administrative(1)	9,227	7,435	18,593	14,651
New pet acquisition expense(1)	22,982	19,390	44,609	39,094
Depreciation and amortization	2,707	3,158	5,424	6,251
Total operating expenses	41,312	34,062	80,251	67,806
Gain (loss) from investment in joint venture	(42)	5	(111)	(80)
Operating loss	(12,771)	(9,512)	(21,885)	(22,241)
Interest expense	1,193	3	1,272	1
Other income, net	(365)	(99)	(679)	(161)
Loss before income taxes	(13,599)	(9,416)	(22,478)	(22,081)
Income tax expense (benefit)	19	(195)	(5)	(412)
Net loss	$(13,618)	$(9,221)	$(22,473)	$(21,669)

Net loss per share:
Basic and diluted	$(0.33)	$(0.23)	$(0.55)	$(0.54)
Weighted average shares of common stock outstanding:
Basic and diluted	40,738,738	40,142,872	40,660,797	39,922,885

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	$1,047	$672	$2,234	$2,971
Other cost of revenue	783	552	1,432	1,487
Technology and development	1,101	800	2,009	1,464
General and administrative	3,066	2,322	5,489	4,141
New pet acquisition expense	2,637	2,181	5,019	4,912

See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(13,618)	$(9,221)	$(22,473)	$(21,669)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,349)	373	(4,247)	991
Net unrealized gain (loss) on available-for-sale debt securities	(1)	1	(1)	1
Other comprehensive income (loss), net of taxes	(3,350)	374	(4,248)	992
Comprehensive loss	$(16,968)	$(8,847)	$(26,721)	$(20,677)

See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Balance Sheets (in thousands, except share data)
	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$101,615	$87,400
Short-term investments	141,420	126,012
Accounts and other receivables, net of allowance for doubtful accounts of $355 at June 30, 2022 and $342 at December 31, 2021	204,249	165,217
Prepaid expenses and other assets	15,248	12,325
Total current assets	462,532	390,954
Restricted cash	13,472	13,469
Long-term investments, at fair value	7,716	7,061
Property and equipment, net	83,041	77,950
Intangible assets, net	19,758	22,663
Other long-term assets	19,246	17,776
Goodwill	29,405	32,709
Total assets	$635,170	$562,582
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,477	$8,952
Accrued liabilities and other current liabilities	31,175	28,162
Reserve for veterinary invoices	36,637	39,671
Deferred revenue	185,292	146,911
Long-term debt - current portion	609	—
Total current liabilities	260,190	223,696
Long-term debt	53,623	—
Deferred tax liabilities	2,480	2,827
Other liabilities	4,123	3,859
Total liabilities	320,416	230,382
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 41,773,422 and 40,745,298 issued and outstanding at June 30, 2022; 41,408,350 and 40,475,185 shares issued and outstanding at December 31, 2021	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	481,818	466,792
Accumulated other comprehensive income	(1,171)	3,077
Accumulated deficit	(149,363)	(126,890)
Treasury stock, at cost: 1,028,124 shares at June 30, 2022 and 933,165 shares at December 31, 2021	(16,530)	(10,779)
Total stockholders’ equity	314,754	332,200
Total liabilities and stockholders’ equity	$635,170	$562,582

See accompanying notes to the consolidated financial statements.

Trupanion, Inc. Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2022	40,711,491	$—	$472,878	$(135,745)	$2,179	$(10,779)	$328,533
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	128,766	—	(60)	—	—	—	(60)
Stock-based compensation expense	—	—	9,000	—	—	—	9,000
Repurchases of common stocks	(94,959)					(5,751)	(5,751)
Other comprehensive income (loss)	—	—	—	—	(3,350)	—	(3,350)
Net income (loss)	—	—	—	(13,618)	—	—	(13,618)
Balance at June 30, 2022	40,745,298	$—	$481,818	$(149,363)	$(1,171)	$(16,530)	$314,754

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2021	40,056,406	$—	$446,975	$(103,808)	$3,689	$(10,779)	$336,077
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	174,649	—	318	—	—	—	318
Stock-based compensation expense	—	—	6,657	—	—	—	6,657
Other comprehensive income (loss)	—	—	—	—	374	—	374
Net income (loss)	—	—	—	(9,221)	—	—	(9,221)
Balance at June 30, 2021	40,231,055	$—	$453,950	$(113,029)	$4,063	$(10,779)	$334,205

See accompanying notes to the consolidated financial statements.

Trupanion, Inc. Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2022	40,475,185	$—	$466,792	$(126,890)	$3,077	$(10,779)	$332,200
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	365,072	—	(1,759)	—	—	—	(1,759)
Stock-based compensation expense	—	—	16,785	—	—	—	16,785
Repurchases of common stock	(94,959)					(5,751)	(5,751)
Other comprehensive income (loss)	—	—	—	—	(4,248)	—	(4,248)
Net income (loss)	—	—	—	(22,473)	—	—	(22,473)
Balance at June 30, 2022	40,745,298	$—	$481,818	$(149,363)	$(1,171)	$(16,530)	$314,754

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2021	39,450,807	$—	$439,007	$(91,360)	$3,071	$(10,779)	$339,939
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	780,248	—	(325)	—	—	—	(325)
Stock-based compensation expense	—	—	15,268	—	—	—	15,268
Other comprehensive income (loss)	—	—	—	—	992	—	992
Net income (loss)	—	—	—	(21,669)	—	—	(21,669)
Balance at June 30, 2021	40,231,055	$—	$453,950	$(113,029)	$4,063	$(10,779)	$334,205

See accompanying notes to the consolidated financial statements.

TRUPANION, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(22,473)	$(21,669)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	5,424	6,251
Stock-based compensation expense	16,183	14,975
Other, net	(74)	(545)
Changes in operating assets and liabilities:
Accounts and other receivables	(39,127)	(40,796)
Prepaid expenses and other assets	(2,821)	(2,092)
Accounts payable, accrued liabilities, and other liabilities	703	(872)
Reserve for veterinary invoices	(2,998)	6,870
Deferred revenue	38,463	33,956
Net cash used in operating activities	(6,720)	(3,922)
Investing activities
Purchases of investment securities	(47,368)	(43,373)
Maturities of investment securities	31,212	30,580
Purchases of property and equipment	(7,479)	(5,770)
Other	(1,502)	(73)
Net cash used in investing activities	(25,137)	(18,636)
Financing activities
Proceeds from debt financing, net of financing fees	54,431	—
Repayments of debt	(150)	—
Repurchases of common stock	(5,751)	—
Proceeds from exercise of stock options	1,171	2,358
Shares withheld to satisfy tax withholding	(2,930)	(2,751)
Net cash provided by (used in) financing activities	46,771	(393)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(696)	408
Net change in cash, cash equivalents, and restricted cash	14,218	(22,543)
Cash, cash equivalents, and restricted cash at beginning of period	100,869	146,197
Cash, cash equivalents, and restricted cash at end of period	$115,087	$123,654
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$924	$548
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
The financial data as of December 31, 2021 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on February 17, 2022 (the 2021 10-K). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2021 10-K. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
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
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	716,537	916,434	716,537	916,434
Restricted stock units	1,261,460	1,175,228	1,261,460	1,175,228

3. Investments
The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of June 30, 2022 and December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of June 30, 2022
Long-term investments:
Foreign deposits	$6,706	$—	$—	$6,706
Municipal bond	1,000	10	—	1,010
	$7,706	$10	$—	$7,716
Short-term investments:
U.S. Treasury securities	$9,011	$—	$(71)	$8,940
Certificates of deposit	3,375	—	—	3,375
U.S. government funds	129,034	—	—	129,034
	$141,420	$—	$(71)	$141,349

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2021
Long-term investments:
Foreign deposits	$6,050	$—	$—	$6,050
Municipal bond	1,000	11	—	1,011
	$7,050	$11	$—	$7,061
Short-term investments:
U.S. Treasury securities	$8,671	$—	$(9)	$8,662
Certificates of deposit	3,295	—	—	3,295
U.S. government funds	114,046	—	—	114,046
	$126,012	$—	$(9)	$126,003
Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	As of June 30, 2022
	Amortized Cost	Fair Value
Available-for-sale:
Due after one year through five years	$7,706	$7,716
	$7,706	$7,716

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
Additionally, the Company has extended a $5.6 million revolving line of credit to the variable interest entity to fund its inventory purchases. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit, including accrued interest, was $6.1 million and $4.5 million as of June 30, 2022 and December 31, 2021, respectively. The Company has also entered into a series of agreements to provide ancillary services to, and receive reimbursement from, the variable interest entity at cost. The Company provided $0.4 million of these services for the six months ended June 30, 2022 and 2021.

5. Fair Value
Investments
The following tables summarize, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of June 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$56,860	$56,860	$—	$—
Fixed maturities:
Foreign deposits	6,706	6,706	—	—
Municipal bond	1,010	—	1,010	—
Preferred shares in variable interest entity	8,442	—	—	8,442
Total	$73,018	$63,566	$1,010	$8,442

	As of December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$32,255	$32,255	$—	$—
Fixed maturities:
Foreign deposits	6,050	6,050	—	—
Municipal bond	1,011	—	1,011	—
Preferred shares in variable interest entity	8,442	—	—	8,442
Total	$47,758	$38,305	$1,011	$8,442

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

The Company's preferred stock investment in the variable interest entity (see Note 4) is accounted for as an available-for-sale debt security and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. Estimated fair value was $8.4 million as of June 30, 2022, unchanged from December 31, 2021, recorded in other long-term assets on the Company's consolidated balance sheet.
Fair Value Disclosures
The Company's other long-term assets balance included notes receivable of $9.2 million and $7.6 million as of June 30, 2022 and December 31, 2021, respectively, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy and is based on market interest rates and the assessed creditworthiness of the third party. There was no significant activity in Level 3 of the hierarchy during the six months ended June 30, 2022.
The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at June 30, 2022.
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the six months ended June 30, 2022 and the year ended December 31, 2021.

6. Goodwill
The following is a summary of goodwill by reportable segment for the six months ended June 30, 2022 (in thousands):

	Subscription Business	Other Business	Total
Balance as of December 31, 2021	$32,709	$—	$32,709
Effects of foreign currency	(3,304)	—	(3,304)
Balance as of June 30, 2022	$29,405	$—	$29,405

7. Commitments and Contingencies
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

Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Six Months Ended June 30,
Subscription	2022	2021
Reserve at beginning of year	$22,407	$19,925
Veterinary invoices during the period related to:
Current year	210,149	171,795
Prior years	(2,321)	(816)
Total veterinary invoice expense	207,828	170,979
Amounts paid during the period related to:
Current year	190,348	152,382
Prior years	16,469	14,420
Total paid	206,817	166,802
Non-cash expenses	2,325	3,089
Reserve at end of period	$21,093	$21,013

The Company's reserve for the subscription business segment decreased $1.3 million from $22.4 million at December 31, 2021 to $21.1 million at June 30, 2022. This change was comprised of $207.8 million in expense recorded during the period less $206.8 million in payments of veterinary invoices. The $207.8 million in veterinary invoice expense incurred included a reduction of $2.3 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the six months ended June 30, 2021, the Company's adjustment to prior year reserves was a reduction of $0.8 million as a result of analysis of payment trends.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Six Months Ended June 30,
Other Business	2022	2021
Reserve at beginning of year	$17,264	$9,004
Veterinary invoices during the period related to:
Current year	94,175	57,487
Prior years	539	(314)
Total veterinary invoice expense	94,714	57,173
Amounts paid during the period related to:
Current year	79,362	43,038
Prior years	17,072	8,296
Total paid	96,434	51,334
Non-cash expenses	—	—
Reserve at end of period	$15,544	$14,843

The Company’s reserve for the other business segment decreased $1.7 million from $17.3 million at December 31, 2021 to $15.5 million at June 30, 2022. This change was comprised of $94.7 million in expense recorded during the period less $96.4 million in payments of veterinary invoices. The $94.7 million in veterinary invoice expense incurred included an increase of $0.5 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the six months ended June 30, 2021, the Company's adjustment to decrease prior year reserves was $0.3 million as a result of analysis of payment trends.

Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of June 30, 2022
Year of Occurrence
2020 and prior	$381
2021	3,236
2022	17,476
$21,093

Other Business	As of June 30, 2022
Year of Occurrence
2020 and prior	$—
2021	731
2022	14,813
$15,544

9. Debt
On March 25, 2022, the Company entered into a credit agreement that provides the Company with $150.0 million in credit (the “Credit Facility”) consisting of:
(a) an initial term loan in an aggregate principal amount of $60.0 million (“Initial Term Loan”), which was funded at closing;
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
The Credit Facility bears interest at a floating base rate plus an applicable margin. The interest rate as of June 30, 2022 was approximately 5.76%. The Company incurred total debt issuance cost of approximately $5.8 million at closing, which is reported in the Consolidated Balance Sheet as a direct deduction from the carrying amount of the Credit Facility, and is amortized as interest expense over the term of five years.
The Credit Facility is secured by substantially all assets of the Company and its subsidiaries. Proceeds from the Credit Facility may be used for permitted acquisitions and investments, working capital and other general corporate purposes. The credit agreement contains financial and other covenants. As of June 30, 2022, the Company was in compliance with all financial and non-financial covenants.

To the extent not previously paid, the Initial Term Loan is due and payable on March 25, 2027, the Delayed Draw Term Loans are due and payable on the earlier of the five-year anniversary of their initial funding or March 25, 2028, and Revolving Loans are due and payable on March 25, 2027. The Company must repay 0.25% of any then-outstanding Term Loans, together with accrued and unpaid interest, on a quarterly basis. Future principal payments on outstanding borrowings as of June 30, 2022 are as follows (in thousands):

Year Ending December 31,	June 30, 2022
2022	$300
2023	600
2024	600
2025	600
2026	600
Thereafter	57,150
Total	$59,850

10. Stock-Based Compensation
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Veterinary invoice expense	$1,047	$672	$2,234	$2,971
Other cost of revenue	783	552	1,432	1,487
Technology and development	1,101	800	2,009	1,464
General and administrative	3,066	2,322	5,489	4,141
New pet acquisition expense	2,637	2,181	5,019	4,912
Total expensed stock-based compensation	8,634	6,527	16,183	14,975
Capitalized stock-based compensation	366	131	602	293
Total stock-based compensation	$9,000	$6,658	$16,785	$15,268

As of June 30, 2022, the Company had 1,261,460 unvested restricted stock units. Stock-based compensation expenses of $97.9 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 2.9 years.
Stock Options
A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	807,205	$13.39	$95,765
Granted	—	—	—
Exercised	(88,386)	13.25	6,866
Forfeited	(2,282)	19.67	—
Outstanding as of June 30, 2022	716,537	13.39	33,584

Exercisable as of June 30, 2022	716,537	$13.39	$33,584

As of June 30, 2022, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 3.8 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2021	1,087,627	$78.94
Granted	535,867	87.96
Vested	(312,778)	76.10
Forfeited	(49,256)	82.44
Unvested shares as of June 30, 2022	1,261,460	$83.34

11. Stockholders' Equity
Common Stock and Preferred Stock
As of June 30, 2022, the Company had 100,000,000 shares of common stock authorized and 40,745,298 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At June 30, 2022, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the Board), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of the Company’s common stock. The Company repurchased 94,959 shares during the three and six months ended June 30, 2022.

12. Accumulated Comprehensive Income (Loss)
A summary of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

For the three months ended June 30, 2022	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of March 31, 2022	$726	$1,453	$2,179
Other comprehensive income (loss)	(3,349)	(1)	(3,350)
Balance as of June 30, 2022	$(2,623)	$1,452	$(1,171)

For the three months ended June 30, 2021	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of March 31, 2021	$2,738	$951	$3,689
Other comprehensive income (loss)	373	1	374
Balance as of June 30, 2021	$3,111	$952	$4,063

For the six months ended June 30, 2022	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of December 31, 2021	$1,624	$1,453	$3,077
Other comprehensive income (loss)	(4,247)	(1)	(4,248)
Balance as of June 30, 2022	$(2,623)	$1,452	$(1,171)

For the six months ended June 30, 2021	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of December 31, 2020	$2,120	$951	$3,071
Other comprehensive income (loss)	991	1	992
Balance as of June 30, 2021	$3,111	$952	$4,063

13. Segments
The Company has two reporting segments: subscription business and other business. The subscription business segment generates revenue primarily from subscription fees related to the Company's direct-to-consumer products, while the other business segment is comprised of revenue from other product offerings that generally have a business-to-business relationship and a different margin profile than our subscription business segment, including revenue from writing policies on behalf of third parties and revenue from other products and software solutions.
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

Operating income (loss) of the Company’s segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Subscription business:
Revenue	$145,808	$120,373	$285,647	$233,665
Veterinary invoice expense	107,238	87,253	207,828	170,979
Other cost of revenue	15,202	12,493	29,875	24,304
Technology and development	4,250	2,918	7,800	5,651
General and administrative	6,132	5,319	12,490	10,604
New pet acquisition expense	22,796	19,272	44,314	38,805
Depreciation and amortization	1,799	2,259	3,643	4,524
Subscription business operating loss	(11,609)	(9,141)	(20,303)	(21,202)

Other business:
Revenue	73,603	47,887	139,763	89,280
Veterinary invoice expense	50,378	31,029	94,714	57,173
Other cost of revenue	18,010	12,940	34,516	24,844
Technology and development	2,146	1,161	3,825	2,159
General and administrative	3,095	2,116	6,103	4,047
New pet acquisition expense	186	118	295	289
Depreciation and amortization	908	899	1,781	1,727
Other business operating income (loss)	(1,120)	(376)	(1,471)	(959)
Gain (loss) from investment in joint venture	(42)	5	(111)	(80)
Total operating loss	$(12,771)	$(9,512)	$(21,885)	$(22,241)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$184,790	$139,128	$357,538	$266,887
Canada and other	34,621	29,132	67,872	56,058
Total revenue	$219,411	$168,260	$425,410	$322,945
Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2022 and December 31, 2021.

14. Related Parties
In August 2018, the Company invested $0.3 million in a limited liability entity in exchange for a 17.5% ownership interest. The investee is considered to be a related party, as the Company has the ability to exercise significant influence over the investee. In February 2020, the Company entered into a service agreement with the investee, under which the Company incurred $1.8 million and $1.6 million of expenses for consulting services provided by the investee related to pet acquisition during the six months ended June 30, 2022 and 2021, respectively, recorded as new pet acquisition expense on the Company's consolidated statement of operations.

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

Key Operating Metrics
The following tables set forth total pets enrolled and key operating metrics for our subscription business for the six months ended June 30, 2022 and 2021 and for each of the last eight fiscal quarters.

	Six Months Ended June 30,
	2022	2021
Total Business:
Total pets enrolled (at period end)	1,348,145	1,024,226
Subscription Business:
Total subscription pets enrolled (at period end)	770,318	643,395
Monthly average revenue per pet	$64.24	$63.34
Lifetime value of a pet, including fixed expenses	$713	$681
Average pet acquisition cost (PAC)	$305	$281
Average monthly retention	98.74%	98.72%

	Three Months Ended
	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020
Total Business:
Total pets enrolled (at period end)	1,348,145	1,267,253	1,176,778	1,104,376	1,024,226	943,854	862,928	804,251
Subscription Business:
Total subscription pets enrolled (at period end)	770,318	736,691	704,333	676,463	643,395	609,835	577,957	552,909
Monthly average revenue per pet	$64.26	$64.21	$63.89	$63.60	$63.69	$62.97	$62.03	$60.87
Lifetime value of a pet, including fixed expenses	$713	$730	$717	$697	$681	$684	$653	$615
Average pet acquisition cost (PAC)	$309	$301	$306	$280	$284	$279	$272	$261
Average monthly retention	98.74%	98.75%	98.74%	98.72%	98.72%	98.73%	98.71%	98.69%

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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of June 30, 2022 is an average of each month’s retention from July 1, 2021 through June 30, 2022. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

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

The following tables present the reconciliation of our non-GAAP financial measures from corresponding GAAP measures for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Veterinary invoice expense	$302,542	$228,152
Less:
Stock-based compensation expense[1]	(2,195)	(2,971)
Other business cost of paying veterinary invoices	(94,714)	(57,173)
Subscription cost of paying veterinary invoices (non-GAAP)	$205,633	$168,008
% of subscription revenue	72.0%	71.9%

Other cost of revenue	$64,391	$49,148
Less:
Stock-based compensation expense[1]	(1,385)	(1,487)
Other business variable expenses	(34,516)	(24,844)
Subscription variable expenses (non-GAAP)	$28,490	$22,817
% of subscription revenue	10.0%	9.8%

Technology and development expense	$11,625	$7,810
General and administrative expense	18,593	14,651
Less:
Stock-based compensation expense[1]	(7,311)	(5,605)
Business combination transaction costs	—	(82)
Development expenses	(3,270)	(1,942)
Fixed expenses (non-GAAP)	$19,637	$14,832
% of total revenue	4.6%	4.6%

New pet acquisition expense	$44,609	$39,094
Less:
Stock-based compensation expense[1]	(4,929)	(4,912)
Other business pet acquisition expense	(295)	(289)
Subscription acquisition cost (non-GAAP)	$39,385	$33,893
% of subscription revenue	13.8%	14.5%

[1]Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation according to GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.4 million for the six months ended June 30, 2022.

	Three Months Ended
	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020
Veterinary invoice expense	$157,616	$144,926	$132,852	$125,058	$118,282	$109,870	$98,169	$91,266
Less:
Stock-based compensation expense[1]	(1,022)	(1,173)	(798)	(769)	(672)	(2,299)	(358)	(337)
Other business cost of paying veterinary invoices	(50,378)	(44,336)	(38,009)	(34,432)	(31,029)	(26,144)	(22,254)	(19,394)
Subscription cost of paying veterinary invoices (non-GAAP)	$106,216	$99,417	$94,045	$89,857	$86,581	$81,427	$75,557	$71,535
% of subscription revenue	72.8%	71.1%	70.1%	70.7%	71.9%	71.9%	71.0%	72.0%

Other cost of revenue	$33,212	$31,179	$30,992	$28,443	$25,433	$23,715	$20,925	$18,265
Less:
Stock-based compensation expense[1]	(754)	(631)	(581)	(542)	(552)	(935)	(168)	(111)
Other business variable expenses	(18,010)	(16,506)	(17,208)	(15,315)	(12,940)	(11,904)	(11,079)	(9,039)
Subscription variable expenses (non-GAAP)	$14,448	$14,042	$13,203	$12,586	$11,941	$10,876	$9,678	$9,115
% of subscription revenue	9.9%	10.0%	9.8%	9.9%	9.9%	9.6%	9.1%	9.2%

Technology and development expense	$6,396	$5,229	$4,665	$4,391	$4,079	$3,731	$3,108	$2,426
General and administrative expense	9,227	9,366	8,996	8,246	7,435	7,216	6,502	5,412
Less:
Stock-based compensation expense[1]	(4,085)	(3,226)	(3,293)	(3,020)	(3,122)	(2,483)	(1,275)	(1,241)
Business combination transaction costs	—	—	—	—	—	(82)	(522)	—
Development expenses	(2,012)	(1,258)	(858)	(919)	(1,121)	(821)	(339)	—
Fixed expenses (non-GAAP)	$9,526	$10,111	$9,510	$8,698	$7,271	$7,561	$7,474	$6,597
% of total revenue	4.3%	4.9%	4.9%	4.8%	4.3%	4.9%	5.2%	5.1%

New pet acquisition expense	$22,982	$21,627	$19,845	$19,708	$19,390	$19,704	$14,809	$13,344
Less:
Stock-based compensation expense[1]	(2,601)	(2,328)	(2,136)	(2,112)	(2,181)	(2,731)	(801)	(741)
Other business pet acquisition expense	(186)	(109)	(76)	(134)	(118)	(171)	(201)	(265)
Subscription acquisition cost (non-GAAP)	$20,195	$19,190	$17,633	$17,462	$17,091	$16,802	$13,807	$12,338
% of subscription revenue	13.9%	13.7%	13.1%	13.7%	14.2%	14.8%	13.0%	12.4%

[1]Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation according to GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.2 million for the three months ended June 30, 2022.

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

The following tables reconcile GAAP new pet acquisition expense to non-GAAP net acquisition cost (in thousands) for the six months ended June 30, 2022 and 2021 and for each of the last eight fiscal quarters:

	Six Months Ended June 30,
	2022	2021
New pet acquisition expense	$44,609	$39,094
Net of sign-up fee revenue	(2,454)	(2,524)
Excluding:
Stock-based compensation expense	(4,929)	(4,912)
Other business pet acquisition expense	(295)	(289)
Net acquisition cost	$36,931	$31,369

	Three Months Ended
	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020
New pet acquisition expense	$22,982	$21,627	$19,845	$19,708	$19,390	$19,704	$14,809	$13,344
Net of sign-up fee revenue	(1,252)	(1,202)	(1,162)	(1,268)	(1,260)	(1,264)	(919)	(827)
Excluding:
Stock-based compensation expense	(2,601)	(2,328)	(2,136)	(2,112)	(2,181)	(2,731)	(801)	(741)
Other business pet acquisition expense	(186)	(109)	(76)	(134)	(118)	(171)	(201)	(265)
Net acquisition cost	$18,943	$17,988	$16,471	$16,194	$15,831	$15,538	$12,888	$11,511
Components of Operating Results
General
We operate in two business segments: subscription business and other business. Our subscription business segment primarily relates to subscription fees from our direct to consumer products. Our other business segment includes revenue from other product offerings that generally have a business-to-business relationship and different margin profiles than our subscription business segment, including revenue from writing policies on behalf of third parties and revenue from other products and software solutions.
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
Stock-based compensation
Stock-based compensation is included in the cost and expense line items above. Stock-based compensation will vary depending on corporate performance and terms of the awards under our equity incentive plan. For example, when we have delivered strong performance, stock-based compensation may increase as a result of incentive-based awards under our equity incentive plan.

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
Geographic mix of sales. The relative mix of our business between the United States, Canada, and other jurisdictions impacts the monthly average revenue per pet we receive. For example, prices for our plan in Canada are generally higher than in the United States (in local currencies), which is consistent with the relative cost of veterinary care in each country. As our mix of business between the United States, Canada and other jurisdictions changes, our metrics, such as our monthly average revenue per pet, and our exposure to foreign exchange fluctuations will be impacted. We are planning to expand into other international markets and accordingly expect these effects to increase.
Other business segment. Our other business segment primarily includes other product offerings that generally have a business-to-business relationship. These products have been, and we expect will be in the future, materially different from our subscription business segment. Our relationships in our other business segment are generally subject to termination provisions and are non-exclusive. Accordingly, we cannot control the volume of business, even if a contract is not terminated. Loss of an entire program via contract termination could result in the associated policies and revenue being lost over a period of 12 to 18 months, which could have a material impact on our results of operations. We may enter into additional relationships in the future to the extent we believe they will be profitable to us, which could also impact our operating results.

Results of Operations
The following tables set forth our results of operations for the periods presented both in absolute dollars and as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Subscription business	$145,808	$120,373	$285,647	$233,665
Other business	73,603	47,887	139,763	89,280
Total revenue	219,411	168,260	425,410	322,945
Cost of revenue:
Subscription business(1)	122,440	99,746	237,703	195,283
Other business	68,388	43,969	129,230	82,017
Total cost of revenue	190,828	143,715	366,933	277,300
Operating expenses:
Technology and development(1)	6,396	4,079	11,625	7,810
General and administrative(1)	9,227	7,435	18,593	14,651
New pet acquisition expense(1)	22,982	19,390	44,609	39,094
Depreciation and amortization	2,707	3,158	5,424	6,251
Total operating expenses	41,312	34,062	80,251	67,806
Gain (loss) from investment in joint venture	(42)	5	(111)	(80)
Operating loss	(12,771)	(9,512)	(21,885)	(22,241)
Interest expense	1,193	3	1,272	1
Other income, net	(365)	(99)	(679)	(161)
Loss before income taxes	(13,599)	(9,416)	(22,478)	(22,081)
Income tax expense (benefit)	19	(195)	(5)	(412)
Net loss	$(13,618)	$(9,221)	$(22,473)	$(21,669)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$1,830	$1,224	$3,666	$4,458
Technology and development	1,101	800	2,009	1,464
General and administrative	3,066	2,322	5,489	4,141
New pet acquisition expense	2,637	2,181	5,019	4,912
Total stock-based compensation expense	$8,634	$6,527	$16,183	$14,975

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	87	85	86	86
Operating expenses:
Technology and development	3	2	3	2
General and administrative	4	4	4	5
New pet acquisition expense	10	12	10	12
Depreciation and amortization	1	2	1	2
Total operating expenses	19	20	19	21
Gain (loss) from investment in joint venture	—	—	—	—
Operating loss	(6)	(6)	(5)	(7)
Interest expense	1	—	—	—
Other income, net	—	—	—	—
Loss before income taxes	(6)	(6)	(5)	(7)
Income tax expense (benefit)	—	—	—	—
Net loss	(6)%	(5)%	(5)%	(7)%

Stock-based compensation expense:	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%
Technology and development	1	—	—	—
General and administrative	1	1	1	1
New pet acquisition expense	1	1	1	2
Total stock-based compensation expense	4%	4%	4%	5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	84	83	83	84

Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$145,808	$120,373	21%	$285,647	$233,665	22%
Other business	73,603	47,887	54	139,763	89,280	57
Total revenue	$219,411	$168,260	30	$425,410	$322,945	32

Percentage of Revenue by Segment:
Subscription business	66%	72%		67%	72%
Other business	34	28		33	28
Total revenue	100%	100%		100%	100%

Total pets enrolled (at period end)	1,348,145	1,024,226	32	1,348,145	1,024,226	32
Total subscription pets enrolled (at period end)	770,318	643,395	20	770,318	643,395	20
Monthly average revenue per pet	$64.26	$63.69	1	$64.24	$63.34	1
Average monthly retention	98.74%	98.72%		98.74%	98.72%

Three months ended June 30, 2022 compared to three months ended June 30, 2021. Total revenue increased by $51.2 million, or 30%, to $219.4 million for the three months ended June 30, 2022. Revenue from our subscription business segment increased by $25.4 million, or 21%, to $145.8 million for the three months ended June 30, 2022. This increase in subscription business revenue was primarily due to a 20% increase in total subscription pets enrolled as of June 30, 2022 compared to a year ago, and a 1% year over year increase in average revenue per pet. Increases in pricing resulted from updates based on pricing more accurately to our value proposition. Revenue from our other business segment increased by $25.7 million, or 54%, to $73.6 million for the three months ended June 30, 2022, primarily due to a 52% increase in enrolled pets in this segment.

Six months ended June 30, 2022 compared to six months ended June 30, 2021. Total revenue increased by $102.5 million, or 32%, to $425.4 million for the six months ended June 30, 2022. Revenue from our subscription business segment increased by $52.0 million, or 22%, to $285.6 million. This increase was primarily due to a 20% increase in total subscription pets enrolled as of June 30, 2022 compared to a year ago, and a 1% year over year increase in average revenue per pet. Increases in pricing resulted from updates based on pricing more accurately to our value proposition. Revenue from our other business segment increased by $50.5 million, or 57%, to $139.8 million for the six months ended June 30, 2022, primarily due to a 52% increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$107,238	$87,253	23%	$207,828	$170,979	22%
Other cost of revenue	15,202	12,493	22	29,875	24,304	23
Total cost of revenue	122,440	99,746	23	237,703	195,283	22
Other business:
Veterinary invoice expense	50,378	31,029	62	94,714	57,173	66
Other cost of revenue	18,010	12,940	39	34,516	24,844	39
Total cost of revenue	$68,388	$43,969	56	$129,230	$82,017	58

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	74%	72%		73%	73%
Other cost of revenue	10	10		10	10
Total cost of revenue	84	83		83	84
Other business:
Veterinary invoice expense	68	65		68	64
Other cost of revenue	24	27		25	28
Total cost of revenue	93%	92%		92%	92%

Total pets enrolled (at period end)	1,348,145	1,024,226	32	1,348,145	1,024,226	32
Total subscription pets enrolled (at period end)	770,318	643,395	20	770,318	643,395	20
Monthly average revenue per pet	$64.26	$63.69	1	$64.24	$63.34	1

Three months ended June 30, 2022 compared to three months ended June 30, 2021. Cost of revenue for our subscription business segment was $122.4 million for the three months ended June 30, 2022, compared to $99.7 million for the same period in the prior year. The increase of 23% in subscription cost of revenue was primarily the result of a 20% increase in subscription pets enrolled. Cost of revenue for our other business segment increased by $24.4 million, or 56%, to $68.4 million for the three months ended June 30, 2022, primarily due to the increase in enrolled pets in this segment.

Six months ended June 30, 2022 compared to six months ended June 30, 2021. Cost of revenue for our subscription business segment was $237.7 million for the six months ended June 30, 2022, compared to $195.3 million for the same period in the prior year. The increase of 22% in subscription cost of revenue was primarily the result of a 20% increase in subscription pets enrolled. Cost of revenue for our other business segment increased by $47.2 million, or 58%, to $129.2 million for the six months ended June 30, 2022, primarily due to the increase in enrolled pets in this segment.

Technology and Development Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
	(in thousands, except percentages)
Technology and development	$6,396	$4,079	57%	$11,625	$7,810	49%
Percentage of total revenue	3%	2%		3%	2%
Three months ended June 30, 2022 compared to three months ended June 30, 2021. Technology and development expenses increased by $2.3 million, or 57%, to $6.4 million for the three months ended June 30, 2022. The increase was primarily driven by $2.0 million of development expenses related to developing new product offerings, as well as increased headcount and associated compensation expenses. Excluding stock-based compensation, technology and development expenses in total remained consistent at 2% of total revenue year over year.

Six months ended June 30, 2022 compared to six months ended June 30, 2021. Technology and development expenses increased by $3.8 million, or 49%, to $11.6 million for the six months ended June 30, 2022. The increase was primarily due to increased headcount and related compensation expense. Additionally, development expense, which totaled $3.3 million or 1% of our total revenue, increased $1.3 million year over year as a result of investment in several pre-revenue initiatives. Excluding stock-based compensation, technology and development expenses in total remained consistent at 2% of total revenue year over year.
General and Administrative Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
	(in thousands, except percentages)
General and administrative	$9,227	$7,435	24%	$18,593	$14,651	27%
Percentage of total revenue	4%	4%		4%	5%
Three months ended June 30, 2022 compared to three months ended June 30, 2021. General and administrative expenses increased by $1.8 million, or 24%, to $9.2 million for the three months ended June 30, 2022. The increase was mainly due to a $0.8 million increase in compensation expense, a $0.7 million increase in stock-based compensation, and a $0.3 million increase in legal and regulatory fees. General and administrative expenses remained consistent at approximately 4% of total revenue year over year.

Six months ended June 30, 2022 compared to six months ended June 30, 2021. General and administrative expenses increased by $3.9 million, or 27%, to $18.6 million for the six months ended June 30, 2022. The increase was mainly due to a $1.8 million increase in compensation expense, a $1.2 million increase in stock-based compensation, and a $1.0 million increase in legal, subscription licensing, and regulatory fees. General and administrative expenses decreased from 5% to 4% of total revenue year over year.

New Pet Acquisition Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
	(in thousands, except percentages, pet and per pet data)
New pet acquisition expense	$22,982	$19,390	19%	$44,609	$39,094	14%
Percentage of total revenue	10%	12%		10%	12%
Subscription Business:
Total subscription pets enrolled (at period end)	770,318	643,395	20	770,318	643,395	20
Average pet acquisition cost (PAC)	$309	$284	9	$305	$281	9
Three months ended June 30, 2022 compared to three months ended June 30, 2021. New pet acquisition expense increased by $3.6 million, or 19%, to $23.0 million for the three months ended June 30, 2022, contributing to a 20% increase in total subscription pets enrolled year over year. The $3.6 million increase was attributable to a $3.6 million increase in expenses to generate leads and increase conversion rates.

Six months ended June 30, 2022 compared to six months ended June 30, 2021. New pet acquisition expense increased by $5.5 million, or 14%, to $44.6 million for the six months ended June 30, 2022, contributing to a 20% increase in total subscription pets enrolled year over year. The $5.5 million increase was attributable to a $5.5 million increase in expenses to generate leads and increase conversion rates.
Depreciation and Amortization

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
	(in thousands, except percentages)
Depreciation and amortization	$2,707	$3,158	(14)%	$5,424	$6,251	(13)%
Percentage of total revenue	1%	2%		1%	2%
Three months ended June 30, 2022 compared to three months ended June 30, 2021. Depreciation and amortization expense decreased by $0.5 million, or 14%, to $2.7 million for the three months ended June 30, 2022. Depreciation and amortization expense as a percentage of total revenue decreased from 2% to 1% year over year, primarily due to the growth of our business and total revenue.

Six months ended June 30, 2022 compared to six months ended June 30, 2021. Depreciation and amortization expense decreased by $0.8 million, or 13%, to $5.4 million for the six months ended June 30, 2022. Depreciation and amortization expense as a percentage of total revenue decreased from 2% to 1% year over year, primarily due to the growth of our business and total revenue.
Stock-Based Compensation
Three months ended June 30, 2022 compared to three months ended June 30, 2021. Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above. Stock-based compensation expense in total was $8.6 million during the quarter, up from $6.5 million in the prior year period. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants.

Six months ended June 30, 2022 compared to six months ended June 30, 2021. Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above. Stock-based compensation expense in total was $16.2 million during the period, an increase from $15.0 million in the prior year period. The amount of stock-based compensation recognized largely reflects the timing and vesting of performance grants.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(6,720)	$(3,922)
Net cash used in investing activities	(25,137)	(18,636)
Net cash provided by (used in) financing activities	46,771	(393)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash, net	(696)	408
Net change in cash, cash equivalents and restricted cash	$14,218	$(22,543)

Our primary requirements for liquidity are paying veterinary invoices, funding operations and regulatory capital requirements, investing in new member acquisition, investing in enhancements to our member experience, and servicing debt. We have certain contractual obligations in the normal course of business, including obligations and commitments relating to our credit facility, non-cancellable vendor purchase agreements, as well as future payments of veterinary invoice claims. Refer to Note 8, Reserve for Veterinary Invoices, and Note 9, Debt, included in Item 1 of Part I of this 10-Q, for further details on anticipated cash outflows.
Our primary sources of liquidity are cash provided by operations and available borrowings from our credit facility. In March 2022, we entered into a credit agreement that provides us with up to $150.0 million of credit, including a $60 million initial term loan that was funded at closing. We believe these sources are sufficient to fund our operations and regulatory capital requirements for the next 12 months. As we continue to grow and consider strategic opportunities, however, we may explore additional financing to fund our operations and growth or to meet regulatory capital requirements. Financing could include equity, equity-linked, or debt financing. Additional financing may not be available to us on acceptable terms, or at all.
As of June 30, 2022, we had $243.0 million in cash, cash equivalents and short-term investments and $90.0 million available under our credit facility. The credit facility is secured by substantially all of our assets and those of our subsidiaries. In addition, most of the assets in our insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of June 30, 2022, total assets and liabilities held outside of our insurance entities were $232.4 million and $88.6 million, respectively, including $7.6 million of cash and cash equivalents that were segregated from other operating funds and held in trust for the payment of veterinary invoices on behalf of our insurance subsidiaries. For further information, refer to "—Regulation".
In April 2021, our board of directors approved a share repurchase program, pursuant to which we may, between May 2021 and May 2026, repurchase outstanding shares of our common stock. While our board of directors has approved the program, any repurchase will be subject to quarterly assessments based on parameters we set. These include uses of capital in a given quarter, available cash, stock price relative to our estimated intrinsic value, estimated operating results, and general market conditions.
From August 2022 through October 2022, the board of directors has authorized us to repurchase up to $20.0 million in shares of our common stock pursuant to this program, notwithstanding these parameters. We cannot predict the timing or extent of any repurchases of shares of common stock, as such repurchases will depend on a number of factors, some of which are beyond our control. We have repurchased 94,959 shares under this program during the three months eneded June 30, 2022.
Operating Cash Flows
We derive operating cash flows primarily from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments, develop new product offerings and fund projects that improve our members' experience. Net cash used in operating activities was $6.7 million for the six months ended June 30, 2022, compared to $3.9 million net cash used in operating activities for the six months ended June 30, 2021. The change was primarily driven by increased pet acquisition spend during the current period to drive new pet enrollments and future growth, faster payment of veterinary invoices as a result of increased utilization of claims automation, as well as timing differences between collections from members and payments of veterinary invoices and payments to vendors. Changes in accounts receivable and deferred revenue were primarily related to annual policies with monthly payment terms within our other business segment.
Investing Cash Flows
Net cash used in investing activities was $25.1 million for the six months ended June 30, 2022, primarily related to net purchase of investments to increase our statutory capital, as well as purchases of property, equipment and intangible assets, primarily related to development of internal use software focused on new product initiatives and member experience improvements.

Financing Cash Flows
Net cash provided by financing activities was $46.8 million for the six months ended June 30, 2022, compared to $0.4 million net cash used in financing activities during the same period in the prior year, primarily due to net proceeds from the initial term loan under the new Credit Facility which closed in March 2022, partially offset by $5.8 million in repurchases of our common shares during the period.

Long-Term Debt
In March 2022, we entered into a credit agreement that provides us with up to $150 million of credit, including a $60 million initial term loan that was funded at closing. Refer to Note 9, Debt, included in Item 1 of Part I of this 10-Q, for further details.

Regulation
As of June 30, 2022, our insurance entities collectively held $141.4 million in short-term investments and $228.3 million in other current assets, including $22.1 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in our insurance entities are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. We expect our required capital held within our insurance entities to grow as our business grows.
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
ZPIC Insurance Company (ZPIC) and QPIC Insurance Company (QPIC)
In 2021, we established two new wholly-owned insurance subsidiaries, ZPIC and QPIC, domiciled in Missouri and Nebraska, respectively. We have funded required statutory capital to these new subsidiaries. As of June 30, 2022, neither ZPIC nor QPIC has begun underwriting any insurance policies.
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

Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable vendor service agreements. In March 2022, we entered into a credit agreement that provides us with up to $150 million of credit, including a $60 million initial term loan that was funded at closing. Refer to Note 9, Debt, included in Item 1 of Part I of this 10-Q, for further details, including interest and future principal payments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to interest rate risk as a result of our debt and our investment activities. Our credit facility bears interest at a floating base rate plus an applicable margin. As of June 30, 2022, our aggregate outstanding indebtedness was $59.9 million. The primary objective of our investment activities is to maintain principal and the majority of our investments are short-term in nature. A 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.

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
Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, parties with whom we conduct business, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could adversely affect our ability to compete effectively and lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our business, financial condition, cash flows and results of operations.
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
In March 2022, we entered into a credit agreement that provides us with up to $150 million of credit (the “Credit Facility”), including a $60 million initial term loan that was funded at closing. Substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could have adverse consequences, including the following:
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

Our ability to borrow any funds needed to operate and expand our business will depend in part on our ability to generate cash. If our business does not generate sufficient cash flow from operating activities or if future borrowings, under our Credit Facility or otherwise, are not available to us in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition and ability to expand our business and meet our risk-based capital requirements may be adversely affected.
Covenants in our Credit Facility may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely affected.
Our Credit Facility contains various restrictive covenants, including limitations on our ability to incur other indebtedness or liens, make investments, merge with or acquire other entities, and issue equity securities. Our Credit Facility also contains certain financial covenants, including minimum quarterly revenue and liquidity thresholds. Our ability to meet these restrictive covenants can be affected by events beyond our control. We are also obligated to pay interest under the Credit Facility at a floating base rate plus an applicable margin, which rate will increase based on prevailing rates. Our Credit Facility provides that our breach or failure to satisfy various covenants and obligations constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare any future amounts outstanding under our Credit Facility to be immediately due and payable. The Credit Facility is secured by substantially all of our assets and those of our subsidiaries. If we are unable to repay those amounts, our financial condition could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In April 2021, we announced a share repurchase program, pursuant to which we may repurchase outstanding shares between May 2021 and May 2026. Under the program, we may repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. While our board of directors has approved the program, any repurchase will be subject to quarterly assessments based on parameters we set. These include uses of capital in a given quarter, available cash, stock price relative to our estimated intrinsic value, estimated operating results, and general market conditions. From August 2022 through October 2022, the board of directors has authorized us to repurchase up to $20.0 million in shares of our common stock pursuant to this program, notwithstanding these parameters. We cannot predict the timing or extent of any repurchases of shares of common stock, as such repurchases will depend on a number of factors, some of which are beyond our control.

The following table provides information about purchases we made during the three months ended June 30, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2022 - April 30, 2022	—	$—	—	(1)
May 1, 2022 - May 31, 2022	60,829	$62.09	60,829	(1)
June 1, 2022 - June 30, 2022	34,130	$57.75	34,130	(1)
Total	94,959		94,959
(1) The total aggregate dollar value of shares that may be purchased during the life of the program is a floating number, determined by our stock price relative to our estimated intrinsic value and our estimated operating results. Based on the applicable formula, the approximate dollar value of shares that could have been purchased during the three months ended June 30, 2022 would have been up to $5.8 million.

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

TRUPANION, INC.

Date: August 4, 2022	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	/s/ Drew Wolff
Drew Wolff Chief Financial Officer (Principal Financial and Accounting Officer)