Form 10-Q
period 2022-09-30
TRUPANION, INC.
filed 2022-11-04
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 28, 2022, there were approximately 40,883,654 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRUPANION, INC. Consolidated Statements of Operations (in thousands, except share data) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$233,760	$181,667	$659,170	$504,612
Cost of revenue:
Veterinary invoice expense(1)	171,112	125,058	473,654	353,210
Other cost of revenue(1)	32,589	28,443	96,980	77,591
Total cost of revenue	203,701	153,501	570,634	430,801
Operating expenses:
Technology and development(1)	6,553	4,391	18,178	12,201
General and administrative(1)	10,314	8,246	28,907	22,897
New pet acquisition expense(1)	22,434	19,708	67,043	58,802
Depreciation and amortization	2,600	2,944	8,024	9,195
Total operating expenses	41,901	35,289	122,152	103,095
Gain (loss) from investment in joint venture	(57)	(69)	(168)	(149)
Operating loss	(11,899)	(7,192)	(33,784)	(29,433)
Interest expense	1,408	—	2,680	1
Other income, net	(889)	(61)	(1,568)	(222)
Loss before income taxes	(12,418)	(7,131)	(34,896)	(29,212)
Income tax expense (benefit)	496	(312)	491	(724)
Net loss	$(12,914)	$(6,819)	$(35,387)	$(28,488)

Net loss per share:
Basic and diluted	$(0.32)	$(0.17)	$(0.87)	$(0.71)
Weighted average shares of common stock outstanding:
Basic and diluted	40,799,819	40,283,818	40,707,677	40,044,518

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	$998	$769	$3,232	$3,740
Other cost of revenue	474	542	1,906	2,029
Technology and development	1,184	749	3,193	2,213
General and administrative	3,792	2,271	9,281	6,412
New pet acquisition expense	2,195	2,112	7,214	7,024

See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(12,914)	$(6,819)	$(35,387)	$(28,488)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,946)	(1,800)	(8,193)	(808)
Net unrealized gain (loss) on available-for-sale debt securities	(900)	(2)	(901)	(2)
Other comprehensive income (loss), net of taxes	(4,846)	(1,802)	(9,094)	(810)
Comprehensive loss	$(17,760)	$(8,621)	$(44,481)	$(29,298)

See accompanying notes to the consolidated financial statements.

TRUPANION, INC. Consolidated Balance Sheets (in thousands, except share data)
	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$85,506	$87,400
Short-term investments	97,438	126,012
Accounts and other receivables, net of allowance for doubtful accounts of $384 at September 30, 2022 and $342 at December 31, 2021	224,082	165,217
Prepaid expenses and other assets	14,802	12,325
Total current assets	421,828	390,954
Restricted cash	13,477	13,469
Long-term investments, at fair value	55,119	7,061
Property and equipment, net	87,066	77,950
Intangible assets, net	19,327	22,663
Other long-term assets	21,553	17,776
Goodwill	29,526	32,709
Total assets	$647,896	$562,582
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,627	$8,952
Accrued liabilities and other current liabilities	31,112	28,162
Reserve for veterinary invoices	39,542	39,671
Deferred revenue	202,504	146,911
Long-term debt - current portion	600	—
Total current liabilities	281,385	223,696
Long-term debt	53,560	—
Deferred tax liabilities	2,601	2,827
Other liabilities	4,612	3,859
Total liabilities	342,158	230,382
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 41,901,548 and 40,873,362 issued and outstanding at September 30, 2022; 41,408,350 and 40,475,185 shares issued and outstanding at December 31, 2021	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	490,566	466,792
Accumulated other comprehensive income (loss)	(6,017)	3,077
Accumulated deficit	(162,277)	(126,890)
Treasury stock, at cost: 1,028,186 shares at September 30, 2022 and 933,165 shares at December 31, 2021	(16,534)	(10,779)
Total stockholders’ equity	305,738	332,200
Total liabilities and stockholders’ equity	$647,896	$562,582

See accompanying notes to the consolidated financial statements.

Trupanion, Inc. Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2022	40,745,298	$—	$481,818	$(149,363)	$(1,171)	$(16,530)	$314,754
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	128,126	—	(437)	—	—	—	(437)
Stock-based compensation expense	—	—	9,185	—	—	—	9,185
Repurchases of common stock	(62)					(4)	(4)
Other comprehensive income (loss)	—	—	—	—	(4,846)	—	(4,846)
Net income (loss)	—	—	—	(12,914)	—	—	(12,914)
Balance at September 30, 2022	40,873,362	$—	$490,566	$(162,277)	$(6,017)	$(16,534)	$305,738

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2021	40,231,055	$—	$453,950	$(113,029)	$4,063	$(10,779)	$334,205
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	132,720	—	(224)	—	—	—	(224)
Stock-based compensation expense	—	—	6,613	—	—	—	6,613
Other comprehensive income (loss)	—	—	—	—	(1,802)	—	(1,802)
Net income (loss)	—	—	—	(6,819)	—	—	(6,819)
Balance at September 30, 2021	40,363,775	$—	$460,339	$(119,848)	$2,261	$(10,779)	$331,973

See accompanying notes to the consolidated financial statements.

Trupanion, Inc. Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2022	40,475,185	$—	$466,792	$(126,890)	$3,077	$(10,779)	$332,200
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	493,198	—	(2,196)	—	—	—	(2,196)
Stock-based compensation expense	—	—	25,970	—	—	—	25,970
Repurchases of common stock	(95,021)					(5,755)	(5,755)
Other comprehensive income (loss)	—	—	—	—	(9,094)	—	(9,094)
Net income (loss)	—	—	—	(35,387)	—	—	(35,387)
Balance at September 30, 2022	40,873,362	$—	$490,566	$(162,277)	$(6,017)	$(16,534)	$305,738

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2021	39,450,807	$—	$439,007	$(91,360)	$3,071	$(10,779)	$339,939
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	912,968	—	(549)	—	—	—	(549)
Stock-based compensation expense	—	—	21,881	—	—	—	21,881
Other comprehensive income (loss)	—	—	—	—	(810)	—	(810)
Net income (loss)	—	—	—	(28,488)	—	—	(28,488)
Balance at September 30, 2021	40,363,775	$—	$460,339	$(119,848)	$2,261	$(10,779)	$331,973

See accompanying notes to the consolidated financial statements.

TRUPANION, INC.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(35,387)	$(28,488)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	8,024	9,195
Stock-based compensation expense	24,826	21,418
Other, net	28	(931)
Changes in operating assets and liabilities:
Accounts and other receivables	(58,948)	(58,773)
Prepaid expenses and other assets	(4,420)	(1,922)
Accounts payable, accrued liabilities, and other liabilities	748	4,353
Reserve for veterinary invoices	63	9,854
Deferred revenue	56,047	47,596
Net cash (used in) provided by operating activities	(9,019)	2,302
Investing activities
Purchases of investment securities	(125,660)	(62,288)
Maturities and sales of investment securities	104,492	39,066
Cash paid in business acquisition, net of cash acquired	(2,755)	—
Purchases of property and equipment	(11,610)	(8,537)
Other	(1,431)	(48)
Net cash used in investing activities	(36,964)	(31,807)
Financing activities
Proceeds from debt financing, net of financing fees	54,312	—
Repayments of debt	(300)	—
Repurchases of common stock	(5,755)	—
Proceeds from exercise of stock options	1,584	3,056
Shares withheld to satisfy tax withholding	(3,780)	(3,730)
Net cash provided by (used in) financing activities	46,061	(674)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(1,964)	(53)
Net change in cash, cash equivalents, and restricted cash	(1,886)	(30,232)
Cash, cash equivalents, and restricted cash at beginning of period	100,869	146,197
Cash, cash equivalents, and restricted cash at end of period	$98,983	$115,965
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,838	$537
See accompanying notes to the consolidated financial statements.

TRUPANION, INC.
Notes to the Consolidated Financial Statements (unaudited)
1. Nature of Operations and Significant Accounting Policies
Description of Business and Basis of Presentation
Trupanion, Inc. (collectively with its wholly-owned subsidiaries, the "Company") provides medical insurance for cats and dogs throughout the United States, Canada, Europe, Puerto Rico, and Australia. The Company's data-driven, vertically-integrated approach enables the Company to provide pet owners with products that the Company believes are the highest value medical insurance, priced specifically for each pet’s unique characteristics.
The financial data as of December 31, 2021 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on February 17, 2022 (the 2021 10-K). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2021 10-K. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
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
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	679,889	843,452	679,889	843,452
Restricted stock units	1,167,569	1,138,709	1,167,569	1,138,709

3. Investments
The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of September 30, 2022 and December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of September 30, 2022
Long-term investments:
Available-for-Sale Investments
Mortgage-backed securities and collateralized mortgage obligations	$4,121	$—	$(92)	$4,029
Other asset-backed securities	4,928	—	(65)	4,863
Corporate bonds	19,960	—	(437)	19,523
Foreign deposits	6,862	—	—	6,862
Municipal bond	1,000	—	(5)	995
US Treasury securities	19,124	—	(277)	18,847
	$55,995	$—	$(876)	$55,119
Short-term investments:
Available-for-Sale Investments
US Treasury securities	$993	$—	$(9)	$984
Corporate bonds	388	—	(4)	384
	$1,381	$—	$(13)	$1,368
Held-to-Maturity Investments
U.S. Treasury securities	$9,440	$—	$(88)	$9,352
Certificates of deposit	3,209	—	—	3,209
U.S. government funds	83,421	—	—	83,421
	$96,070	$—	$(88)	$95,982

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2021
Long-term investments:
Available-for-Sale Investments
Foreign deposits	$6,050	$—	$—	$6,050
Municipal bond	1,000	11	—	1,011
	$7,050	$11	$—	$7,061
Short-term investments:
Held-to-Maturity Investments
U.S. Treasury securities	$8,671	$—	$(9)	$8,662
Certificates of deposit	3,295	—	—	3,295
U.S. government funds	114,046	—	—	114,046
	$126,012	$—	$(9)	$126,003

Maturities of debt securities classified as available-for-sale were as follows (in thousands):

	As of September 30, 2022
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$1,381	$1,368
Due after one year through five years	55,995	55,119
	$57,376	$56,487
Held-to-maturity:
Due under one year	$96,070	$95,982
	$96,070	$95,982

The Company does not expect any credit losses from its held-to-maturity investments, considering the composition of the investment portfolio and the credit loss history of these investments. For available-for-sale debt securities, the Company determined that there were $0.9 million of unrealized losses and nil for the nine months ended September 30, 2022 and 2021, respectively. The Company does not expect any credit losses from its available-for-sale debt securities, considering the composition of the investment portfolio and the credit rating of these investments. For those securities, the Company determined it is not likely to, and did not intend to, sell prior to a potential recovery.
Proceeds from the sales of fixed maturities classified as available-for-sale were $5.9 million and nil during the nine months ended September 30, 2022 and 2021, respectively.

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
Additionally, the Company has extended a $5.6 million revolving line of credit to the variable interest entity to fund its inventory purchases. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit, including accrued interest, was $6.2 million and $4.5 million as of September 30, 2022 and December 31, 2021, respectively. The Company has also entered into a series of agreements to provide ancillary services to, and receive reimbursement from, the variable interest entity at cost. The Company provided $0.6 million of these services for the nine months ended September 30, 2022 and 2021.

5. Fair Value
Investments
The following tables summarize, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of September 30, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$43,443	$43,443	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	4,029	—	4,029	—
Other asset-backed securities	4,863	—	4,863	—
Corporate bonds	19,907	—	19,907	—
Foreign deposits	6,862	6,862	—	—
Municipal bond	995	—	995	—
US Treasury securities	19,831	—	19,831	—
Preferred stock in variable interest entity	8,442	—	—	8,442
Total	$108,372	$50,305	$49,625	$8,442

	As of December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$32,255	$32,255	$—	$—
Fixed maturities:
Foreign deposits	6,050	6,050	—	—
Municipal bond	1,011	—	1,011	—
Preferred stock in variable interest entity	8,442	—	—	8,442
Total	$47,758	$38,305	$1,011	$8,442

The Company measures the fair value of money market funds and foreign deposits based on quoted prices in active markets for identical assets. Our fixed maturity investments classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including pricing vendors, dealers/market makers, and exchange-quoted prices. The fair value of the municipal bond is based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Held-to-maturity investments are carried at amortized cost, and the fair value and changes in unrealized gains (losses) are disclosed in Note 3, Investments. The fair value of these investments is determined in the same manner as available-for-sale securities and considered either a Level 1 or Level 2 measurement.
The Company's preferred stock investment in the variable interest entity (see Note 4) is accounted for as an available-for-sale debt security and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. Estimated fair value was $8.4 million as of September 30, 2022, unchanged from December 31, 2021, recorded in other long-term assets on the Company's consolidated balance sheet.

Fair Value Disclosures
The Company's other long-term assets balance included notes receivable of $9.2 million and $7.6 million as of September 30, 2022 and December 31, 2021, respectively, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy and is based on market interest rates and the assessed creditworthiness of the third party. There was no significant activity in Level 3 of the hierarchy during the nine months ended September 30, 2022.
The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at September 30, 2022.
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the nine months ended September 30, 2022 and the year ended December 31, 2021.

6. Business Combinations
On August 31, 2022, the Company completed an acquisition of 100% of the equity of Smart Paws GmbH (Smart Paws), a pet insurance provider with operations in Germany and Switzerland, for approximately $2.8 million in net cash. The acquisition of Smart Paws provides the Company with a foothold in Europe, allowing for expansion within different countries within the region. The Company incurred $0.2 million of acquisition related costs that were included in general and administrative expenses during the three and nine months ended September 30, 2022.
The Company acquired a definite-lived intangible asset valued at $1.1 million with an estimated useful life of 5.0 years. Goodwill of $2.6 million was recognized as a result of the acquisition and attributable primarily to going concern value such as assembled workforce, future customers, and expected synergies from incorporating the operations into the Company’s portfolio. None of the goodwill associated with this acquisition is expected to be deductible for income tax purposes.
The results of Smart Paws operations have been included in the consolidated financial statements since the acquisition date, but were immaterial to the Company's consolidated financial statements.

7. Goodwill
The following is a summary of goodwill by reportable segment for the nine months ended September 30, 2022 (in thousands):

	Subscription Business	Other Business	Total
Balance as of December 31, 2021	$32,709	$—	$32,709
Acquisitions	2,618	—	2,618
Effects of foreign currency	(5,801)	—	(5,801)
Balance as of September 30, 2022	$29,526	$—	$29,526

8. Commitments and Contingencies
From time to time, the Company is or may become subject to various legal proceedings arising in the ordinary course of business, including proceedings against members, other entities or regulatory bodies. Estimated liabilities are recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. At this time, the Company does not believe any such matters to be material individually or in the aggregate. These views are subject to change following the outcome of future events or the results of future developments.

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
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Nine Months Ended September 30,
Subscription	2022	2021
Reserve at beginning of year	$22,407	$19,925
Veterinary invoices during the period related to:
Current year	323,724	262,721
Prior years	(2,981)	(1,116)
Total veterinary invoice expense	320,743	261,605
Amounts paid during the period related to:
Current year	301,730	240,488
Prior years	17,814	15,412
Total paid	319,544	255,900
Non-cash expenses	3,295	3,830
Reserve at end of period	$20,311	$21,800

The Company's reserve for the subscription business segment decreased $2.1 million from $22.4 million at December 31, 2021 to $20.3 million at September 30, 2022. This change was primarily comprised of $320.7 million in expense recorded during the period less $319.5 million in payments of veterinary invoices. The $320.7 million in veterinary invoice expense incurred included a reduction of $3.0 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the nine months ended September 30, 2021, the Company's adjustment to prior year reserves was a reduction of $1.1 million as a result of analysis of payment trends.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Nine Months Ended September 30,
Other Business	2022	2021
Reserve at beginning of year	$17,264	$9,004
Veterinary invoices during the period related to:
Current year	152,358	91,912
Prior years	553	(307)
Total veterinary invoice expense	152,911	91,605
Amounts paid during the period related to:
Current year	133,333	75,062
Prior years	17,611	8,597
Total paid	150,944	83,659
Non-cash expenses	—	—
Reserve at end of period	$19,231	$16,950

The Company’s reserve for the other business segment increased $2.0 million from $17.3 million at December 31, 2021 to $19.2 million at September 30, 2022. This change was comprised of $152.9 million in expense recorded during the period less $150.9 million in payments of veterinary invoices. The $152.9 million in veterinary invoice expense incurred included an increase of $0.6 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the nine months ended September 30, 2021, the Company's adjustment to decrease prior year reserves was $0.3 million as a result of analysis of payment trends.
Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of September 30, 2022
Year of Occurrence
2020 and prior	$35
2021	1,577
2022	18,699
$20,311

Other Business	As of September 30, 2022
Year of Occurrence
2020 and prior	$3
2021	203
2022	19,025
$19,231

10. Debt
On March 25, 2022, the Company entered into a credit agreement that provides the Company with $150.0 million in credit (the Credit Facility) consisting of:
(a) an initial term loan in an aggregate principal amount of $60.0 million (Initial Term Loan), which was funded at closing;
(b) commitments for delayed draw term loans in an aggregate principal amount not in excess of $75.0 million (Delayed Draw Term Loans, and together with the Initial Term Loan, the Term Loans), which may be drawn from time to time until September 25, 2023; and
(c) commitments for revolving loans in an aggregate principal amount at any time outstanding not in excess of $15.0 million (Revolving Loans), which may be drawn at any time prior to March 25, 2027.
The Credit Facility bears interest at a floating base rate plus an applicable margin. The interest rate as of September 30, 2022 was approximately 7.20%. The Company incurred total debt issuance cost of approximately $5.8 million at closing, which is reported in the Consolidated Balance Sheet as a direct reduction from the carrying amount of the Credit Facility, and is amortized as interest expense over the term of five years.
The Credit Facility is secured by substantially all assets of the Company and its subsidiaries. Proceeds from the Credit Facility may be used for permitted acquisitions and investments, working capital and other general corporate purposes. The credit agreement contains financial and other covenants. As of September 30, 2022, the Company was in compliance with all financial and non-financial covenants.

To the extent not previously paid, the Initial Term Loan is due and payable on March 25, 2027, the Delayed Draw Term Loans are due and payable on the earlier of the five-year anniversary of their initial funding or March 25, 2028, and Revolving Loans are due and payable on March 25, 2027. The Company must repay 0.25% of any then-outstanding Term Loans, together with accrued and unpaid interest, on a quarterly basis. Future principal payments on outstanding borrowings as of September 30, 2022 are as follows (in thousands):

Year Ending December 31,	September 30, 2022
2022	$150
2023	600
2024	600
2025	600
2026	600
Thereafter	57,150
Total	$59,700

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Veterinary invoice expense	$998	$769	$3,232	$3,740
Other cost of revenue	474	542	1,906	2,029
Technology and development	1,184	749	3,193	2,213
General and administrative	3,792	2,271	9,281	6,412
New pet acquisition expense	2,195	2,112	7,214	7,024
Total expensed stock-based compensation	8,643	6,443	24,826	21,418
Capitalized stock-based compensation	542	170	1,144	463
Total stock-based compensation	$9,185	$6,613	$25,970	$21,881

As of September 30, 2022, the Company had 1,167,569 unvested restricted stock units. Stock-based compensation expenses of $89.1 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 2.7 years.
Stock Options
A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	807,205	$13.39	$95,765
Granted	—	—	—
Exercised	(124,752)	12.73	8,933
Forfeited	(2,564)	19.28	—
Outstanding as of September 30, 2022	679,889	13.49	31,233

Exercisable as of September 30, 2022	679,889	$13.49	$31,233

As of September 30, 2022, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 3.6 years.
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2021	1,087,627	$78.94
Granted	563,527	87.05
Vested	(415,502)	73.54
Forfeited	(68,083)	81.72
Unvested shares as of September 30, 2022	1,167,569	$84.61

12. Stockholders' Equity
Common Stock and Preferred Stock
As of September 30, 2022, the Company had 100,000,000 shares of common stock authorized and 40,873,362 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At September 30, 2022, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the Board), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of the Company’s common stock. The Company repurchased 62 and 95,021 shares during the three and nine months ended September 30, 2022, respectively. The Company did not repurchase any shares under this program during the three and nine months ended September 30, 2021.

13. Accumulated Comprehensive Income (Loss)
A summary of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

For the three months ended September 30, 2022	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of June 30, 2022	$(2,623)	$1,452	$(1,171)
Other comprehensive income (loss)	(3,946)	(900)	(4,846)
Balance as of September 30, 2022	$(6,569)	$552	$(6,017)

For the three months ended September 30, 2021	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of June 30, 2021	$3,112	$951	$4,063
Other comprehensive income (loss)	(1,800)	(2)	(1,802)
Balance as of September 30, 2021	$1,312	$949	$2,261

For the nine months ended September 30, 2022	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of December 31, 2021	$1,624	$1,453	$3,077
Other comprehensive income (loss)	(8,193)	(901)	(9,094)
Balance as of September 30, 2022	$(6,569)	$552	$(6,017)

For the nine months ended September 30, 2021	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of December 31, 2020	$2,120	$951	$3,071
Other comprehensive income (loss)	(808)	(2)	(810)
Balance as of September 30, 2021	$1,312	$949	$2,261

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

Operating income (loss) of the Company’s segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Subscription business:
Revenue	$152,401	$127,077	$438,048	$360,742
Veterinary invoice expense	112,915	90,626	320,743	261,605
Other cost of revenue	15,243	13,128	45,118	37,432
Technology and development	4,272	3,072	12,072	8,723
General and administrative	6,724	5,768	19,214	16,372
New pet acquisition expense	22,253	19,574	66,567	58,378
Depreciation and amortization	1,695	2,059	5,338	6,583
Subscription business operating loss	(10,701)	(7,150)	(31,004)	(28,351)

Other business:
Revenue	81,359	54,590	221,122	143,870
Veterinary invoice expense	58,197	34,432	152,911	91,605
Other cost of revenue	17,346	15,315	51,862	40,159
Technology and development	2,281	1,319	6,106	3,478
General and administrative	3,590	2,478	9,693	6,525
New pet acquisition expense	181	134	476	424
Depreciation and amortization	905	885	2,686	2,612
Other business operating income (loss)	(1,141)	27	(2,612)	(933)
Gain (loss) from investment in joint venture	(57)	(69)	(168)	(149)
Total operating loss	$(11,899)	$(7,192)	$(33,784)	$(29,433)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$197,812	$151,457	$555,350	$418,343
Canada and other	35,948	30,211	103,820	86,269
Total revenue	$233,760	$181,667	$659,170	$504,612
Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2022 and December 31, 2021.

15. Related Parties
In August 2018, the Company invested $0.3 million in a limited liability entity in exchange for a 17.5% ownership interest. The investee is considered to be a related party, as the Company has the ability to exercise significant influence over the investee. In February 2020, the Company entered into a service agreement with the investee, under which the Company incurred $2.5 million and $2.3 million of expenses for consulting services provided by the investee related to pet acquisition during the nine months ended September 30, 2022 and 2021, respectively, recorded as new pet acquisition expense on the Company's consolidated statement of operations.

16. Subsequent Events
On October 14, 2022, the Company signed a definitive agreement to acquire 100% of the equity of Royal Blue s.r.o., the parent company of PetExpert, a veterinary-centric, pet insurance provider with tens of thousands of policies and operations in Czech Republic and Slovakia. The transaction is expected to close in the fourth quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We provide medical insurance for cats and dogs throughout the United States, Canada, Europe, Puerto Rico, and Australia. Our data-driven, vertically-integrated approach enables us to provide pet owners with products that offer what we believe is the highest value medical insurance, priced specifically for each pet’s unique characteristics and coverage level. Our growing and loyal membership base provides us with highly predictable and recurring revenue. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our new pet acquisition expense and acquiring as many pets as possible at our targeted average estimated internal rate of return.
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

Key Operating Metrics
The following tables set forth total pets enrolled and key operating metrics for our subscription business for the nine months ended September 30, 2022 and 2021 and for each of the last eight fiscal quarters.

	Nine Months Ended September 30,
	2022	2021
Total Business:
Total pets enrolled (at period end)	1,439,605	1,104,376
Subscription Business:
Total subscription pets enrolled (at period end)	808,077	676,463
Monthly average revenue per pet	$64.09	$63.43
Lifetime value of a pet, including fixed expenses	$673	$697
Average pet acquisition cost (PAC)	$291	$281
Average monthly retention	98.71%	98.72%

	Three Months Ended
	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020
Total Business:
Total pets enrolled (at period end)	1,439,605	1,348,145	1,267,253	1,176,778	1,104,376	1,024,226	943,854	862,928
Subscription Business:
Total subscription pets enrolled (at period end)	808,077	770,318	736,691	704,333	676,463	643,395	609,835	577,957
Monthly average revenue per pet	$63.80	$64.26	$64.21	$63.89	$63.60	$63.69	$62.97	$62.03
Lifetime value of a pet, including fixed expenses	$673	$713	$730	$717	$697	$681	$684	$653
Average pet acquisition cost (PAC)	$268	$309	$301	$306	$280	$284	$279	$272
Average monthly retention	98.71%	98.74%	98.75%	98.74%	98.72%	98.72%	98.73%	98.71%

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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of September 30, 2022 is an average of each month’s retention from October 1, 2021 through September 30, 2022. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

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

The following tables present the reconciliation of our non-GAAP financial measures from corresponding GAAP measures for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Veterinary invoice expense	$473,654	$353,210
Less:
Stock-based compensation expense(1)	(3,155)	(3,740)
Other business cost of paying veterinary invoices	(152,911)	(91,605)
Subscription cost of paying veterinary invoices (non-GAAP)	$317,588	$257,865
% of subscription revenue	72.5%	71.5%

Other cost of revenue	$96,980	$77,591
Less:
Stock-based compensation expense(1)	(1,818)	(2,029)
Other business variable expenses	(51,862)	(40,159)
Subscription variable expenses (non-GAAP)	$43,300	$35,403
% of subscription revenue	9.9%	9.8%

Technology and development expense	$18,178	$12,201
General and administrative expense	28,907	22,897
Less:
Stock-based compensation expense(1)	(12,116)	(8,625)
Business combination transaction costs	(179)	(82)
Development expenses	(5,705)	(2,861)
Fixed expenses (non-GAAP)	$29,085	$23,530
% of total revenue	4.4%	4.7%

New pet acquisition expense	$67,043	$58,802
Less:
Stock-based compensation expense(1)	(7,037)	(7,024)
Other business pet acquisition expense	(476)	(423)
Subscription acquisition cost (non-GAAP)	$59,530	$51,355
% of subscription revenue	13.6%	14.2%

(1)Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.7 million for the nine months ended September 30, 2022.

	Three Months Ended
	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020
Veterinary invoice expense	$171,112	$157,616	$144,926	$132,852	$125,058	$118,282	$109,870	$98,169
Less:
Stock-based compensation expense(1)	(960)	(1,022)	(1,173)	(798)	(769)	(672)	(2,299)	(358)
Other business cost of paying veterinary invoices	(58,197)	(50,378)	(44,336)	(38,009)	(34,432)	(31,029)	(26,144)	(22,254)
Subscription cost of paying veterinary invoices (non-GAAP)	$111,955	$106,216	$99,417	$94,045	$89,857	$86,581	$81,427	$75,557
% of subscription revenue	73.5%	72.8%	71.1%	70.1%	70.7%	71.9%	71.9%	71.0%

Other cost of revenue	$32,589	$33,212	$31,179	$30,992	$28,443	$25,433	$23,715	$20,925
Less:
Stock-based compensation expense(1)	(433)	(754)	(631)	(581)	(542)	(552)	(935)	(168)
Other business variable expenses	(17,346)	(18,010)	(16,506)	(17,208)	(15,315)	(12,940)	(11,904)	(11,079)
Subscription variable expenses (non-GAAP)	$14,810	$14,448	$14,042	$13,203	$12,586	$11,941	$10,876	$9,678
% of subscription revenue	9.7%	9.9%	10.0%	9.8%	9.9%	9.9%	9.6%	9.1%

Technology and development expense	$6,553	$6,396	$5,229	$4,665	$4,391	$4,079	$3,731	$3,108
General and administrative expense	10,314	9,227	9,366	8,996	8,246	7,435	7,216	6,502
Less:
Stock-based compensation expense(1)	(4,805)	(4,085)	(3,226)	(3,293)	(3,020)	(3,122)	(2,483)	(1,275)
Business combination transaction costs	(179)	—	—	—	—	—	(82)	(522)
Development expenses	(2,435)	(2,012)	(1,258)	(858)	(919)	(1,121)	(821)	(339)
Fixed expenses (non-GAAP)	$9,448	$9,526	$10,111	$9,510	$8,698	$7,271	$7,561	$7,474
% of total revenue	4.0%	4.3%	4.9%	4.9%	4.8%	4.3%	4.9%	5.2%

New pet acquisition expense	$22,434	$22,982	$21,627	$19,845	$19,708	$19,390	$19,704	$14,809
Less:
Stock-based compensation expense(1)	(2,108)	(2,601)	(2,328)	(2,136)	(2,112)	(2,181)	(2,731)	(801)
Other business pet acquisition expense	(181)	(186)	(109)	(76)	(134)	(118)	(171)	(201)
Subscription acquisition cost (non-GAAP)	$20,145	$20,195	$19,190	$17,633	$17,462	$17,091	$16,802	$13,807
% of subscription revenue	13.2%	13.9%	13.7%	13.1%	13.7%	14.2%	14.8%	13.0%

(1)Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.3 million for the three months ended September 30, 2022.

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

The following tables reconcile GAAP new pet acquisition expense to non-GAAP net acquisition cost (in thousands) for the nine months ended September 30, 2022 and 2021 and for each of the last eight fiscal quarters:

	Nine Months Ended September 30,
	2022	2021
New pet acquisition expense	$67,043	$58,802
Net of sign-up fee revenue	(3,793)	(3,792)
Excluding:
Stock-based compensation expense	(7,037)	(7,024)
Other business pet acquisition expense	(476)	(423)
Net acquisition cost	$55,737	$47,563

	Three Months Ended
	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020
New pet acquisition expense	$22,434	$22,982	$21,627	$19,845	$19,708	$19,390	$19,704	$14,809
Net of sign-up fee revenue	(1,339)	(1,252)	(1,202)	(1,162)	(1,268)	(1,260)	(1,264)	(919)
Excluding:
Stock-based compensation expense	(2,108)	(2,601)	(2,328)	(2,136)	(2,112)	(2,181)	(2,731)	(801)
Other business pet acquisition expense	(181)	(186)	(109)	(76)	(134)	(118)	(171)	(201)
Net acquisition cost	$18,806	$18,943	$17,988	$16,471	$16,194	$15,831	$15,538	$12,888
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
Geographic mix of sales. The relative mix of our business between the United States, Canada, and other jurisdictions impacts the monthly average revenue per pet we receive. For example, prices for our plan in Canada are generally higher than in the United States (in local currencies), which is consistent with the relative cost of veterinary care in each country. As our mix of business between the United States, Canada and other jurisdictions changes, our metrics, such as our monthly average revenue per pet, and our exposure to foreign exchange fluctuations will be impacted. We are expanding into international markets and expect to continue to explore other opportunities, and accordingly expect these effects to increase.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Subscription business	$152,401	$127,077	$438,048	$360,742
Other business	81,359	54,590	221,122	143,870
Total revenue	233,760	181,667	659,170	504,612
Cost of revenue:
Subscription business(1)	128,158	103,754	365,861	299,037
Other business	75,543	49,747	204,773	131,764
Total cost of revenue	203,701	153,501	570,634	430,801
Operating expenses:
Technology and development(1)	6,553	4,391	18,178	12,201
General and administrative(1)	10,314	8,246	28,907	22,897
New pet acquisition expense(1)	22,434	19,708	67,043	58,802
Depreciation and amortization	2,600	2,944	8,024	9,195
Total operating expenses	41,901	35,289	122,152	103,095
Gain (loss) from investment in joint venture	(57)	(69)	(168)	(149)
Operating loss	(11,899)	(7,192)	(33,784)	(29,433)
Interest expense	1,408	—	2,680	1
Other income, net	(889)	(61)	(1,568)	(222)
Loss before income taxes	(12,418)	(7,131)	(34,896)	(29,212)
Income tax expense (benefit)	496	(312)	491	(724)
Net loss	$(12,914)	$(6,819)	$(35,387)	$(28,488)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$1,472	$1,311	$5,138	$5,769
Technology and development	1,184	749	3,193	2,213
General and administrative	3,792	2,271	9,281	6,412
New pet acquisition expense	2,195	2,112	7,214	7,024
Total stock-based compensation expense	$8,643	$6,443	$24,826	$21,418

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	87	84	87	85
Operating expenses:
Technology and development	3	2	3	2
General and administrative	4	5	4	5
New pet acquisition expense	10	11	10	12
Depreciation and amortization	1	2	1	2
Total operating expenses	18	19	19	20
Gain (loss) from investment in joint venture	—	—	—	—
Operating loss	(5)	(4)	(5)	(6)
Interest expense	1	—	—	—
Other income, net	—	—	—	—
Loss before income taxes	(5)	(4)	(5)	(6)
Income tax expense (benefit)	—	—	—	—
Net loss	(6)%	(4)%	(5)%	(6)%

Stock-based compensation expense:	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(as a percentage of revenue)
Cost of revenue	1%	1%	1%	1%
Technology and development	1	—	—	—
General and administrative	2	1	1	1
New pet acquisition expense	1	1	1	1
Total stock-based compensation expense	4%	4%	4%	4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	84	82	84	83

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$152,401	$127,077	20%	$438,048	$360,742	21%
Other business	81,359	54,590	49	221,122	143,870	54
Total revenue	$233,760	$181,667	29	$659,170	$504,612	31

Percentage of Revenue by Segment:
Subscription business	65%	70%		66%	71%
Other business	35	30		34	29
Total revenue	100%	100%		100%	100%

Total pets enrolled (at period end)	1,439,605	1,104,376	30	1,439,605	1,104,376	30
Total subscription pets enrolled (at period end)	808,077	676,463	19	808,077	676,463	19
Monthly average revenue per pet	$63.80	$63.60	—	$64.09	$63.43	1
Average monthly retention	98.71%	98.72%		98.71%	98.72%

Three months ended September 30, 2022 compared to three months ended September 30, 2021. Total revenue increased by $52.1 million, or 29%, to $233.8 million for the three months ended September 30, 2022. Revenue from our subscription business segment increased by $25.3 million, or 20%, to $152.4 million for the three months ended September 30, 2022. This increase in subscription business revenue was primarily due to a 19% increase in total subscription pets enrolled as of September 30, 2022 compared to a year ago. Average revenue per pet increased by 0.3% year over year, or 1.1% on a constant currency basis. Revenue from our other business segment increased by $26.8 million, or 49%, to $81.4 million for the three months ended September 30, 2022, primarily due to a 48% increase in enrolled pets in this segment.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021. Total revenue increased by $154.6 million, or 31%, to $659.2 million for the nine months ended September 30, 2022. Revenue from our subscription business segment increased by $77.3 million, or 21%, to $438.0 million. This increase was primarily due to a 19% increase in total subscription pets enrolled as of September 30, 2022 compared to a year ago. Average revenue per pet increased by 1.0% year over year, or 1.6% on a constant currency basis. Revenue from our other business segment increased by $77.3 million, or 54%, to $221.1 million for the nine months ended September 30, 2022, primarily due to a 48% increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$112,915	$90,626	25%	$320,743	$261,605	23%
Other cost of revenue	15,243	13,128	16	45,118	37,432	21
Total cost of revenue	128,158	103,754	24	365,861	299,037	22
Other business:
Veterinary invoice expense	58,197	34,432	69	152,911	91,605	67
Other cost of revenue	17,346	15,315	13	51,862	40,159	29
Total cost of revenue	$75,543	$49,747	52	$204,773	$131,764	55

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	74%	71%		73%	73%
Other cost of revenue	10	10		10	10
Total cost of revenue	84	82		84	83
Other business:
Veterinary invoice expense	72	63		69	64
Other cost of revenue	21	28		23	28
Total cost of revenue	93%	91%		93%	92%

Total pets enrolled (at period end)	1,439,605	1,104,376	30	1,439,605	1,104,376	30
Total subscription pets enrolled (at period end)	808,077	676,463	19	808,077	676,463	19
Monthly average revenue per pet	$63.80	$63.60	—	$64.09	$63.43	1

Three months ended September 30, 2022 compared to three months ended September 30, 2021. Cost of revenue for our subscription business segment was $128.2 million for the three months ended September 30, 2022, compared to $103.8 million for the same period in the prior year. The increase of 24% in subscription cost of revenue was primarily the result of a 19% increase in subscription pets enrolled and a 4.3% increase in veterinary invoice expense per pet, or 5.0% on a constant currency basis. This was attributable to both increased cost and utilization of veterinary care. Cost of revenue for our other business segment increased by $25.8 million, or 52%, to $75.5 million for the three months ended September 30, 2022, primarily due to the increase in enrolled pets in this segment.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021. Cost of revenue for our subscription business segment was $365.9 million for the nine months ended September 30, 2022, compared to $299.0 million for the same period in the prior year. The increase of 22% in subscription cost of revenue was primarily the result of a 19% increase in subscription pets enrolled, and a 2.5% increase in veterinary invoice expense per pet, or 3.0% on a constant currency basis. This was attributable to both increased cost and utilization of veterinary care. Cost of revenue for our other business segment increased by $73.0 million, or 55%, to $204.8 million for the nine months ended September 30, 2022, primarily due to the increase in enrolled pets in this segment.

Technology and Development Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
	(in thousands, except percentages)
Technology and development	$6,553	$4,391	49%	$18,178	$12,201	49%
Percentage of total revenue	3%	2%		3%	2%
Three months ended September 30, 2022 compared to three months ended September 30, 2021. Technology and development expenses increased by $2.2 million, or 49%, to $6.6 million for the three months ended September 30, 2022. The increase was primarily due to increased headcount and related compensation expense. Additionally, development expenses, which totaled $2.4 million or 1% of our total revenue, increased $1.5 million year over year as a result of investment in several pre-revenue initiatives including new product offerings and international expansion. Technology and development expenses increased from 2% to 3% of total revenue year over year.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021. Technology and development expenses increased by $6.0 million, or 49%, to $18.2 million for the nine months ended September 30, 2022. The increase was primarily due to increased headcount and related compensation expense. Additionally, development expense, which totaled $5.7 million or 1% of our total revenue, increased $2.8 million year over year as a result of investment in several pre-revenue initiatives including new product offerings and international expansion. Technology and development expenses increased from 2% to 3% of total revenue year over year.
General and Administrative Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
	(in thousands, except percentages)
General and administrative	$10,314	$8,246	25%	$28,907	$22,897	26%
Percentage of total revenue	4%	5%		4%	5%
Three months ended September 30, 2022 compared to three months ended September 30, 2021. General and administrative expenses increased by $2.1 million, or 25%, to $10.3 million for the three months ended September 30, 2022. The increase was mainly due to a $1.4 million increase in stock-based compensation and a $0.8 million increase in compensation expense. General and administrative expenses decreased from 5% to 4% of total revenue year over year.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021. General and administrative expenses increased by $6.0 million, or 26%, to $28.9 million for the nine months ended September 30, 2022. The increase was mainly due to a $2.7 million increase in stock-based compensation, a $2.6 million increase in compensation expense, and a $0.8 million increase in professional services fees. General and administrative expenses decreased from 5% to 4% of total revenue year over year.

New Pet Acquisition Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
	(in thousands, except percentages, pet and per pet data)
New pet acquisition expense	$22,434	$19,708	14%	$67,043	$58,802	14%
Percentage of total revenue	10%	11%		10%	12%
Subscription Business:
Total subscription pets enrolled (at period end)	808,077	676,463	19	808,077	676,463	19
Average pet acquisition cost (PAC)	$268	$280	(4)	$291	$281	4
Three months ended September 30, 2022 compared to three months ended September 30, 2021. New pet acquisition expense increased by $2.7 million, or 14%, to $22.4 million for the three months ended September 30, 2022, contributing to a 19% increase in total subscription pets enrolled year over year. The $2.7 million increase was attributable to expenses to generate leads and increase conversion rates. Specifically, total subscription pets enrolled increased 19% between compared periods.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021. New pet acquisition expense increased by $8.2 million, or 14%, to $67.0 million for the nine months ended September 30, 2022, contributing to a 19% increase in total subscription pets enrolled year over year. The $8.2 million increase was attributable to expenses to generate leads and increase conversion rates. Specifically, total subscription pets enrolled increased 19% between compared periods.
Depreciation and Amortization

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
	(in thousands, except percentages)
Depreciation and amortization	$2,600	$2,944	(12)%	$8,024	$9,195	(13)%
Percentage of total revenue	1%	2%		1%	2%
Three months ended September 30, 2022 compared to three months ended September 30, 2021. Depreciation and amortization expense decreased by $0.3 million, or 12%, to $2.6 million for the three months ended September 30, 2022. Depreciation and amortization expense as a percentage of total revenue decreased from 2% to 1% year over year, primarily due to certain internal use software becoming fully amortized in 2022.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021. Depreciation and amortization expense decreased by $1.2 million, or 13%, to $8.0 million for the nine months ended September 30, 2022. Depreciation and amortization expense as a percentage of total revenue decreased from 2% to 1% year over year, primarily due to certain internal use software becoming fully amortized in 2022.
Stock-Based Compensation
Three months ended September 30, 2022 compared to three months ended September 30, 2021. Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above. Stock-based compensation expense in total was $8.6 million during the three months ended September 30, 2022, up from $6.4 million in the prior year period. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021. Stock-based compensation expense in total was $24.8 million during the nine months ended September 30, 2022, an increase from $21.4 million in the prior year period. The amount of stock-based compensation recognized largely reflects the timing and vesting of performance grants.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by operating activities	$(9,019)	$2,302
Net cash used in investing activities	(36,964)	(31,807)
Net cash provided by (used in) financing activities	46,061	(674)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash, net	(1,964)	(53)
Net change in cash, cash equivalents and restricted cash	$(1,886)	$(30,232)

Our primary requirements for liquidity are paying veterinary invoices, funding operations and regulatory capital requirements, investing in new member acquisition, investing in enhancements to our member experience, and servicing debt. We have certain contractual obligations in the normal course of business, including obligations and commitments relating to our credit facility, non-cancellable vendor purchase agreements, as well as future payments of veterinary invoice claims. Refer to Note 9, Reserve for Veterinary Invoices, and Note 10, Debt, included in Item 1 of Part I of this report, for further details on anticipated cash outflows.
Our primary sources of liquidity are cash provided by operations and available borrowings from our credit facility. In March 2022, we entered into a credit agreement that provides us with up to $150.0 million of credit, including a $60.0 million initial term loan that was funded at closing. We believe these sources are sufficient to fund our operations and regulatory capital requirements for the next 12 months. As we continue to grow and consider strategic opportunities, however, we may explore additional financing to fund our operations and growth or to meet regulatory capital requirements. Financing could include equity, equity-linked, or debt financing. Additional financing may not be available to us on acceptable terms, or at all.
As of September 30, 2022, we had $182.9 million in cash, cash equivalents and short-term investments and $90.0 million available under our credit facility. The credit facility is secured by substantially all of our assets and those of our subsidiaries. In addition, most of the assets in our insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of September 30, 2022, total assets and liabilities held outside of our insurance entities were $211.5 million and $88.3 million, respectively, including $7.0 million of cash and cash equivalents that were segregated from other operating funds and held in trust for the payment of veterinary invoices on behalf of our insurance subsidiaries. For further information, refer to "—Regulation".
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
Our board of directors may also authorize management to execute repurchase notwithstanding these parameters, such as the $20.0 million authorization it approved for repurchases from August 2022 through October 2022, although we did not utilize this authority in the third quarter of 2022. We cannot predict the timing or extent of any repurchases of shares of common stock, as such repurchases will depend on a number of factors, some of which are beyond our control. We repurchased 62 and 95,021 shares under this program during the three and nine months ended September 30, 2022, respectively.
Operating Cash Flows
We derive operating cash flows primarily from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments, develop new product offerings and fund projects that improve our members' experience. Net cash used in operating activities was $9.0 million for the nine months ended September 30, 2022, compared to $2.3 million net cash provided by operating activities for the nine months ended September 30, 2021. The change was primarily driven by increased pet acquisition spend during the current period to drive new pet enrollments and future growth, faster payment of veterinary invoices as a result of increased software utilization and claims automation. Changes in accounts receivable and deferred revenue were primarily related to annual policies with monthly payment terms within our other business segment.
Investing Cash Flows
Net cash used in investing activities was $37.0 million for the nine months ended September 30, 2022, compared to $31.8 million for the nine months ended September 30, 2021. The change was primarily related to a $3.1 million increase in purchases of property, equipment and intangible assets, primarily attributable to development of internal use software focused on new product initiatives and member experience improvements, $2.8 million net cash paid in a business acquisition, partially offset by a $2.0 million decrease in the net purchases of investment securities.

Financing Cash Flows
Net cash provided by financing activities was $46.1 million for the nine months ended September 30, 2022, compared to $0.7 million net cash used in financing activities during the same period in the prior year, primarily due to net proceeds from the initial term loan under the new Credit Facility which closed in March 2022, partially offset by $5.8 million in repurchase of shares of our common shares during the period.

Long-Term Debt
In March 2022, we entered into a credit agreement that provides us with up to $150 million of credit, including a $60 million initial term loan that was funded at closing. Refer to Note 10, Debt, included in Item 1 of Part I of this report, for further details.

Regulation
As of September 30, 2022, our insurance entities collectively held $97.4 million in short-term investments and $247.6 million in other current assets, including $21.8 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in our insurance entities are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. We expect our required capital held within our insurance entities to grow as our business grows.
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
ZPIC Insurance Company (ZPIC) and QPIC Insurance Company (QPIC)
In 2021, we established two new wholly-owned insurance subsidiaries, ZPIC and QPIC, domiciled in Missouri and Nebraska, respectively. We have funded required statutory capital to these new subsidiaries. As of September 30, 2022, neither ZPIC nor QPIC has begun underwriting any insurance policies.
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

Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable vendor service agreements. In March 2022, we entered into a credit agreement that provides us with up to $150 million of credit, including a $60 million initial term loan that was funded at closing. Refer to Note 10, Debt, included in Item 1 of Part I of this report, for further details, including interest and future principal payments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads) and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are managed as of September 30, 2022. The Company's market risk sensitive instruments are primarily entered into for purposes other than trading.
The primary market risks to the Company's investment portfolio are interest rate risk and credit risk associated with investments in fixed maturity securities. The objective of our investment activities is to maintain principal and the majority of our investments are short-term in nature. For additional information regarding the Company’s investments, refer to Note 3, Investments, included in Item 1 of Part I of this report.
Additionally, we are exposed to interest rate risk as a result of our debt and our investment activities. Our credit facility bears interest at a floating base rate plus an applicable margin. As of September 30, 2022, our aggregate outstanding indebtedness was $59.7 million. A 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. For additional information regarding the Company’s debt, refer to Note 10, Debt, included in Item 1 of Part I of this report.
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
Beginning in spring 2020, in accordance with local and state directives, we shifted our operations from our corporate office facility located in Seattle, Washington, and substantially all of our personnel began working from home. As COVID-19 related restrictions eased and more people received vaccinations, we began the process of transitioning those personnel who are comfortable working in an office setting back to our corporate office facility but a significant number of our personnel continue to work from home. While we learned that we can work very effectively in a fully-remote environment, the partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of corporate culture, greater exposure to cybersecurity threats, or other operational risks. Similarly, many of our Territory Partners, our vendors, the businesses for which we write policies in our other business segment, and our strategic partners may continue to work from home.
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
•changes in consumer shopping behaviors due to circumstances outside of our control, such as increased inflation and other economic conditions, the COVID-19 pandemic and containment efforts, and consumers’ ability or willingness to pay for our product;
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
In addition to our U.S. operations, we offer our subscription in Canada, through a wholly owned subsidiary, and Australia, through a joint venture, and we are in the process of offering our subscription in Europe, through our acquisition of Smart Paws, and in the future we may offer it in other countries, which exposes us to the risk of changes in currency exchange rates. For the year ended December 31, 2021, approximately 16% of our total revenue was generated in Canada. While we have not experienced material exposure to exchange rates in Australia or Europe, that may not continue. Fluctuations in the relative strength of the US dollar compared to the currencies of other jurisdictions in which we operate has in the past and could in the future adversely affect our revenue and operating results.
We are expanding our operations internationally, and we may therefore become subject to a number of risks associated with international expansion and operations.
We are expanding, and expect to continue exploring, opportunities to expand our operations internationally. For instance, we have entered the Australian market through a joint venture and in August 2022 we purchased Smart Paws, a pet insurance company with operations based in Germany and Switzerland. We have limited history of marketing, selling, administering and supporting our subscription for consumers outside of the United States, Canada, Australia, Europe and Puerto Rico. In general, international sales and operations may be subject to a number of risks, including the following:
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
•our lack of experience in marketing to consumers and veterinarians and online engagement in foreign countries;
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
These and other factors could harm our ability to gain future international revenue and increase our expenses, which would materially impact our business and operating results. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources, which may detract from management attention and financial resources otherwise available to our existing business. Our failure to successfully manage our international operations and the associated risks effectively could limit the future growth of our business and could have an adverse effect on our operating results and financial condition.
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
In March 2022, we entered into a credit agreement that provides us with up to $150.0 million of credit (the “Credit Facility”), including a $60.0 million initial term loan that was funded at closing. Substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could have adverse consequences, including the following:
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and also to comply with many complex requirements and standards. We devote substantial resources to compliance with accounting requirements and we base our estimates on our best judgment, historical experience, information derived from third parties, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. However, various factors are causing our accounting to become complex, such as our building acquisition, our investments in strategic opportunities, and our expansion into foreign markets. The ongoing evolution of our business, international expansion, and entry into complementary businesses, such as pet food, may compound these complexities. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors or guidance we may have provided, resulting in a decline in our stock price and potential legal claims. Significant judgments, assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, reserve for veterinary invoices, business combinations, and income taxes.

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
•issuance of common stock or other securities to certain partners;
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

The following table provides information about purchases we made during the three months ended September 30, 2022 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2022 - July 31, 2022	62	$63.57	62	(1)
August 1, 2022 - August 31, 2022	—	$—	—	(1)
September 1, 2022 - September 30, 2022	—	$—	—	(1)
Total	62		62
(1) The total aggregate dollar value of shares that may be purchased during the life of the program is a floating number, determined by our stock price relative to our estimated intrinsic value and our estimated operating results. Based on the applicable formula, the approximate dollar value of shares that could have been purchased during the three months ended September 30, 2022 would have been up to $20.0 million.

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

TRUPANION, INC.

Date: November 4, 2022	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2022	/s/ Drew Wolff
Drew Wolff Chief Financial Officer (Principal Financial and Accounting Officer)