Form 10-K
period 2022-12-31
TRUPANION, INC.
filed 2023-02-16
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,869,501,419 using the closing price on that day of $60.26.
As of February 9, 2023, there were approximately 41,020,005 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2023 Annual Meeting of Stockholders (Proxy Statement). The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

TRUPANION, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2022

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
Company Overview
We provide medical insurance for cats and dogs throughout the United States, Canada, Europe, Puerto Rico, and Australia. Through our data-driven, vertically-integrated approach, we develop and offer high value medical insurance products, priced specifically for each pet’s unique characteristics and coverage level.
We operate in two business segments: subscription business and other business. We generate revenue in our subscription business segment primarily by subscription fees from direct-to-consumer products. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our pet acquisition expense and acquiring as many pets as possible at our targeted average estimated internal rate of return.
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
Our monthly subscription products, priced specifically for each pet’s unique characteristics and coverage level, help pet owners budget for unforeseen medical expenses. Through our high quality medical insurance products, pet owners are able to ensure the best care for their pet, and avoid decisions being made due to financial constraints. Our monthly subscription business model provides us with high quality predictable and recurring revenue.
Our subscription business’s cost-plus model is designed to spread the risk evenly within each category of pets so our members can budget for unexpected veterinary costs. We have been collecting comprehensive pet health data for over 20 years. We believe our data and approach to pricing is unmatched and provides us with a greater understanding of anticipated veterinary costs. We leverage this to price our subscription plan for each pet based on their specific circumstances such as breed, age (at enrollment), geography, desired deductible or co-payment and coverage level, so that, in aggregate, the amounts paid by owners of lucky pets helps to cover the veterinary costs incurred by unlucky pets. We believe our actuarial team, working with our granular data, is able to price our subscription plan much more accurately than other players in the industry, enabling us to provide our members with the highest value proposition relative to coverage level.
Our core “Trupanion” product was designed by veterinarians to enable them to practice the best medicine – thus recommending the optimal treatment for the pet. As a result, we believe our Trupanion product enables veterinarians to establish stronger ties and better alignment with their clients. Trupanion members tend to visit their veterinarian more frequently and spend more money on the best course of treatment for their pet. This results in better health outcomes for pets, which we believe creates a flywheel effect that has been the key driver of growth for our subscription business.
Through the use of our proprietary, patented software designed to communicate directly with a veterinary hospital’s practice management software, we are able to offer a differentiated experience to pet owners. Using our software, veterinary hospitals can receive payment from us directly for approved invoices in seconds, with their clients (our members) only paying their deductible or co-payment of covered treatments. We believe this unique solution, which is offered free to veterinarians and pet owners, transforms the insurance experience.

Our other business segment is comprised of other product offerings that generally have a business-to-business relationship and different margin profiles than our subscription segment. These include providing pet insurance policies on behalf of the Veteran Affairs program, employer sponsored programs, and underwriting policies on behalf of third parties that do not carry reference to the Trupanion brand. Additionally, our other business segment includes the sale of software solutions.
Our target markets are large and under-penetrated, as measured by insured pets:

	North America[1]	Continental Europe	Australia
Household dogs and cats (in thousands)	200,000	139,000	8,900
Market penetration	2.0%	5.6%	11.2%

[1]According to Insurance Information Institute and Canadian Animal Health Institute, there are approximately 200 million household dogs and cats in the United States and Canada. North American Pet Health Insurance Association estimates that the penetration rate for medical insurance for cats and dogs in North America is approximately one to two percent. We believe that over the long-term, the North American penetration rate can reach levels comparable to the U.K., where, according to Global Market Insights, approximately one in four cats and dogs has medical insurance.

Our total enrolled pets grew from 31,207 pets on January 1, 2010 to 1,537,573 pets on December 31, 2022, which represents a compound annual growth rate of 35%. As a result, our revenue has grown from $19.1 million in 2010 to $905.2 million in 2022.
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
Increasing the number of referrals from members. We seek to grow the number of existing members that add a pet or refer their friends and family to Trupanion. We do so by focusing on improving the member experience, including increasing the percentage of veterinary invoices that are processed rapidly at checkout and paid directly to veterinarians through our patented, proprietary software.
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

Automating the payment of veterinary invoices. We use artificial intelligence and machine learning to leverage data so we can automate the payment of veterinary invoices. We intend to increase the percentage of veterinary invoices paid without human intervention with the goal of ensuring that we can process veterinary invoices in seconds and do so without reducing the quality of our decision making on a case-by-case basis.
Growing additional member acquisition channels. We are growing new member acquisition channels including employee benefits, point-of-sale, retail and direct-to-consumer, for the sale of our pet medical insurance products. We also intend to pursue new channels that we believe could, over time, deliver our desired return on investment.
Aligning with strategic partners. We seek partnerships with players who are leaders in their field, have long-term alignment, and recognize the value of our brand and expertise.
Expanding internationally. While the majority of our revenue is derived from the sale of insurance products in the U.S. and Canada, we have operations in Europe and operate in Australia through a joint-venture. We continue to explore other international expansion opportunities.
Expanding our product offering. We intend to introduce additional monthly subscription products, maintaining what we believe to be the highest value pet medical insurance, but with varying levels of coverage.
Pursuing other non-insurance revenue offerings. We intend to continue pursuing opportunities to provide pet owners with complementary products and services. For example, we have invested in a pet food initiative to explore whether pets on a calorie-controlled, high-quality diet have improved health outcomes that can justify a decrease in the cost of their medical insurance. We also sell software solutions to third parties.
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
Competition
We compete primarily with pet owners who choose to self-fund their veterinary costs, mainly via credit cards, as well as new and existing pet insurance brands. We view our primary competitive challenge as educating pet owners on why high-quality medical insurance for pets is a better alternative to self-insuring.
The vast majority of pet owners in the markets in which we operate do not currently have medical insurance for their pets and there is very little movement from one insurance company to another due to pre-existing conditions. As a result, we are focused primarily on expanding the overall size of our markets by providing pet owners with high value, transparent medical coverage designed for each pet's unique characteristics and coverage level.
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
As of December 31, 2022, we employed 1,187 people across the U.S., Canada and Europe. Our team is further supported by 158 field sales Territory Partner business owners and their associates who represent Trupanion. We also contract with team members in the Philippines through a third-party service provider, and we operate in Australia through a joint venture.
Our team is increasingly global with team members working in our Seattle headquarters in the United States, in the U.K. office, and virtually across the U.S., Canada, and Europe. Our Seattle headquarters office is pet friendly.
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
•Resources for Wellbeing – We offer a variety of benefits to support wellness at and away from work, including free access to our onsite gym and an Employee Assistance Program for confidential support to navigate life's challenges. We also offer to our team members globally a virtual healthcare concierge service through a leading third-party provider specializing in the field of virtual medicine.
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
•Health Savings Account – Team members enrolled in our eligible medical plan have access to a Trupanion funded Health Spending Account.
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
We have a large representation of women at Trupanion including 59% of leadership positions. As part of our strategic plan, we have also set a goal to increase the representation of underrepresented groups on our teams beginning with underrepresented races and ethnicities. To achieve this goal we are taking specific actions to hire, retain, and develop people from underrepresented groups, and further a culture of inclusion at Trupanion. For example, among other steps we have taken, we have expanded the number of employee resource groups, developed a DEIB curriculum that is required for all team members, continue to develop accessibility enhancements to both our physical and digital spaces, and set department-level representation goals linked to compensation.
Trupanion is committed to paying equitably for equal work, regardless of gender or race/ethnicity, and conducts pay equity analyses as part of our efforts in furtherance of this commitment.
Career Development
At Trupanion we are committed to helping everyone grow and thrive along with the company. We are proud to continually see about 23% of our team members transition to new roles within Trupanion each year. Team members have access to ongoing development designed to help them succeed in their roles today, develop skills for the future, and build a career at Trupanion.
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
Safety
We prioritize the safety of all members of our team. For example, when the COVID-19 pandemic emerged, we were one of the first Seattle-area public companies to transition to fully virtual work, doing so before it was required. Since then we have kept our culture alive with more frequent all hands meetings and office hours with leadership, and converted many of our office events, like the annual Pet Pageant, to virtual formats. Since June 2021, we have offered hybrid work arrangements. We also offer complimentary COVID testing available 24/7 at our Seattle office for team members and their loved ones.
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
Industry Regulations
The NAIC adopted risk-based capital requirements for life, health and property and casualty insurance companies. APIC is subject to these risk-based capital requirements that require us to maintain certain levels of surplus, specifically $142.4 million as of December 31, 2022, to support our overall business operations in consideration of our size and risk profile. If we fail to maintain the amount of risk-based capital required, we will be subject to additional regulatory oversight. To comply with these regulations, we may be required to maintain capital that we would otherwise invest in our growth and operations. Refer to Item 1A. “Risk Factors” for additional details of these requirements.
Further, NAIC developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or IRIS, to assist state regulators in monitoring the financial condition of U.S. insurance companies. As of December 31, 2022, APIC had three IRIS ratios outside the usual range, relating to net premiums written to surplus, change in adjusted policyholders’ surplus, and investment yield. While a ratio outside the usual range is not considered a failing result, regulators may investigate or monitor an insurance company if its IRIS ratios fall outside the prescribed usual range. ZPIC and QPIC will be subject to similar regulations after they begin underwriting insurance policies.
Other Jurisdictions Regulations
In Canada, our insurance is written by an unaffiliated Canadian-licensed insurer, Omega General Insurance Company (Omega). Under the terms of our agreements with Omega, we retain any financial risk associated with our Canadian business. Omega’s Canadian insurance operations are supervised and regulated by Canadian federal, provincial and territorial governments and Omega is a fully licensed insurer in all of the Canadian provinces and territories in which we do business. In addition, we are required to fund a Canadian trust account in accordance with Canadian regulations. As of December 31, 2022, the account held CAD $10.4 million.

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
Corporate Information
We were founded in Canada in 2000 as Vetinsurance Ltd. In 2006, we effected a business reorganization whereby Vetinsurance Ltd. became a consolidated subsidiary of Vetinsurance International, Inc., a Delaware corporation. In 2007, we began doing business as Trupanion. In 2013, we formally changed our name to Trupanion, Inc. Our principal executive offices are located at 6100 4th Avenue South, Seattle, Washington 98108, USA, and our telephone number is +1 (855) 727-9079. Our website address is www.trupanion.com. Information contained on, or that can be accessed through, our website is not incorporated by reference, and you should not consider information on our website to be part of this Annual Report on Form 10-K.
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
•Our ability to grow and retain our member base, including uncertainties in the assumptions we use to determine our new pet acquisition spend, variable costs of attracting new members through online channels such as social media or search engines and from leads generated from Territory Partners, veterinarians and other third parties;
•Our reliance on Territory Partners, whom we engage as independent contractors rather than employees, and other third parties;
•The actual levels of our veterinary invoice expense (which may increase with use of our patented software for direct payment of invoices) and our ability to timely and accurately process valid invoices and to identify improper invoices;
•Our ability to maintain certain levels of surplus capital under applicable insurance regulations;
•Our ability to react to competitors and alternative financing methods for pet related medical costs;
•Our ability to maintain and enhance our brand;
•Our ability to maintain and scale our infrastructure, to invest in or acquire businesses, products or technologies, or otherwise manage our growth;
•Changes in legal, judicial, social and other environmental conditions, which could result in unexpected claim and coverage liability;
•Our reliance on key personnel and strategic relationships and our ability to maintain these relationships;
•Fluctuations in foreign exchange rates, other issues relating to expanding our operations internationally, and general changes in the global economy that can cause our operating results to vary;
•Ownership of multiple insurance subsidiaries in different jurisdictions;
•Our ability to maintain effective internal controls and security measures, including measures to mitigate cyber-attacks;
•Our acceptance of automatic fund transfers, credit card and debit card payments;
•Ownership of an office building;
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
•The possible resurgence of the COVID-19 pandemic or a different variation of the virus or pandemic;
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
We have incurred significant cumulative net losses since our inception. We incurred net losses of $44.7 million and $35.5 million in the years ended December 31, 2022 and 2021, respectively, and as of December 31, 2022, we had an accumulated deficit of $171.6 million. We have funded our operations through equity financings, and borrowings under revolving lines of credit and term loans. Our ability to achieve and maintain profitability will depend, in significant part, on obtaining new members, retaining our existing members, maintaining relationships with our strategic partners, and ensuring that our expenses, including new pet acquisition expense, do not exceed our revenue. We expect to make significant expenditures and investments in new pet acquisition and product initiatives and these expenditures may not result in additional growth. Our recent growth in revenue and membership may not be sustainable or may decrease, and we may not generate sufficient revenue to consistently achieve profitability. Additionally, we budget for our expenses based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our estimates. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
We may not maintain our current rate of revenue growth.
Our revenue has increased quickly and substantially in recent years. We believe that our continued revenue growth will depend on, among other factors, our ability to:
•improve our market penetration through cost-efficient and effective pet acquisition programs to attract new members;
•convert leads into enrollments;
•maintain high retention rates;
•increase the lifetime value per pet;
•maintain positive relationships with veterinarians and other lead sources;
•maintain positive relationships with and increase the number and efficiency of Territory Partners;
•successfully integrate entities we recently acquired into our business;
•expand our business internationally;
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
•increase awareness of and positive associations with pet insurance and our brand;
•react to unexpected developments and general macroeconomic conditions, including pandemics and unfavorable changes in economic conditions, such as inflation, rising interest rates, or a recession; and
•successfully respond to and comply with regulations affecting our business and defend or prosecute any litigation.
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

We have made and plan to continue to make significant investments to grow our member base. In addition to our acquisitions of Smart Paws GmbH (Smart Paws) and Royal Blue s.r.o, the parent company of PetExpert Europe s.r.o. (PetExpert), which added to our member base, we spent $80.4 million in new pet acquisition expense to acquire new members for the year ended December 31, 2022. Our average pet acquisition cost and the number of new pets we enroll depends on a number of factors and assumptions, including the effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our pet acquisition expenditures and the competitive environment. Our average pet acquisition cost has increased over time and has significantly varied in the past. In the future, our average pet acquisition cost may continue to rise and significantly vary period to period based upon specific marketing initiatives. We also regularly test new member acquisition channels and marketing initiatives, including direct-to-consumer initiatives, which often are more expensive than our traditional veterinarian-focused marketing channels and generally increase our average acquisition costs.
In addition, we base our decisions regarding our new pet acquisition expenditures primarily on our internal rate of return generated on an average pet. This analysis depends substantially on estimates and assumptions based on our historical experience with pets enrolled in earlier periods, including our key operating metrics. If our estimates and assumptions regarding our internal rate of return and the lifetime value of the pets that we project to acquire and our related decisions regarding investments in new pet acquisition prove incorrect, or if our calculation of internal rate of return and lifetime value of the pets that we project to acquire differs significantly from that of pets acquired in prior periods, we may be unable to recover our new pet acquisition expenses or generate profits from our investment in acquiring new members. Moreover, if our new pet acquisition expenses increase or we invest in member acquisition channels that do not ultimately result in the expected number of new member enrollments, the return on our investment may be lower than we anticipate irrespective of the lifetime value of the pets that we project to acquire as a result of the new members. If we cannot generate profits from this investment, we may need to alter our growth strategies, and our growth rate and operating results may be adversely affected. In addition, even if we decrease our average pet acquisition cost, our operating margins may differ from our expectations due to incorrect assumptions relating to existing members adding new pets or referring friends, expenses for member support, and other factors, some of which we do not control.
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
In addition, most states require licensure and regulatory approval prior to marketing new insurance products. Our practice has been to regularly reevaluate and adjust the price of our subscriptions, with a goal of achieving our targeted payout ratio, subject to the review and approval of applicable state regulators, who may reduce or disallow our pricing changes. Such review has in the past resulted, and may in the future result, in delayed implementation of pricing changes, which could adversely affect our operating results and financial condition. In addition, we may be prevented by regulators from implementing significant pricing changes, requiring us to raise rates more quickly than we otherwise may desire. This could damage our reputation with our members and reduce our retention rates, which could significantly damage our brand, result in the loss of expected revenue and otherwise harm our business, operating results and financial condition.

If we are unable to grow our member base and maintain high member retention rates, our growth prospects and revenue will be adversely affected.
Our ability to grow our business depends on retaining and expanding our member base. For the year ended December 31, 2022, we generated 66.0% of our revenue from subscriptions. In order to continue to increase our membership, we must continue to convince prospective members of the benefits of pet insurance in general and our subscription in particular. To maintain our existing member base, we need to continue to reinforce the value of our subscription.
We utilize Territory Partners, who are paid fees based on enrollments and retention in their regions, to communicate the benefits of medical insurance to veterinarians through a combination of remote and in-person communications. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about these benefits, and potentially become members. We also invest in other third-party and direct-to-consumer member acquisition channels, though we have limited experience with some of them. We plan to expand the number of our Territory Partners and introduce other distribution channels to increase lead generation and to engage in other sales and promotional activities, including direct-to-consumer advertising and increasing our social media footprint, all of which are likely to increase our acquisition costs. In addition, these go-to-market plans may face unexpected delays, costs or other challenges, such as decreased ability of Territory Partners to conduct in-person visits with veterinarians.
We seek to convert pet owners who visit our website and call our contact center into members. The rate at which we convert these visitors into members is a significant factor in the growth of our member base. A number of factors have influenced, and could in the future influence, the conversion rates for any given period, some of which are outside of our control. These factors include:
•the competitiveness of our subscription, including its perceived value, simplicity, and fairness;
•potential consumer confusion as we add more products;
•changes in consumer shopping behaviors due to circumstances outside of our control, such as increased inflation and other economic conditions, the COVID-19 pandemic and containment efforts, and consumers’ ability or willingness to pay for our product;
•legal or regulatory requirements, including those that make the experience on our website cumbersome or difficult to navigate or that hinder our ability to communicate with potential members quickly and in a way that is more conducive to conversion;
•system failures or interruptions in our website or contact center; and
•changes in the mix of consumers who learn about us through various member acquisition channels.
We have made and plan to continue to make substantial investments in features and enhanced functionalities for our website and support our contact center. These enhancements are designed to help appropriately direct pet owner traffic to the enrollment journey of their choice, increase member engagement, and improve member service. These activities do not directly generate revenue, however, and we may never realize any benefit from these investments. If the expenses that we incur in connection with these activities do not result in sufficient growth in members to offset the cost, our business, operating results and financial condition will be adversely affected.
We have historically experienced high average monthly retention rates. For example, our average monthly retention rate between 2010 and 2022 was 98.6%. We expect to continue to make significant expenditures relating to the retention of existing members.
If we do not retain our existing members or if our marketing initiatives do not result in enrolling more pets or result in enrolling pets that inherently have a lower retention rate, we may not be able to maintain our retention and new pet acquisition rates. Members we obtain through aggressive promotions or other channels that involve relatively less meaningful contact between us and the member are more likely to terminate their subscription. In the past, we have experienced reduced retention rates during periods of rapid member growth, as our retention rate generally has been lower during the first year of member enrollment. Members may choose to terminate their subscription for a variety of reasons, including perceived or actual lack of value, delays or other unsatisfactory experiences in how we review and process veterinary invoice payments, unsatisfactory member service, an economic downturn, increased subscription fees, loss of a pet, a more attractive offer from a competitor, changes in our subscription or other reasons, including reasons that are outside of our control. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit cancellations, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.
We rely significantly on Territory Partners, veterinarians and other third parties, including strategic partners, to generate leads.

In order for us to implement our business strategy and grow our revenue, we must effectively maintain and increase the number and quality of our relationships with Territory Partners, veterinarians, existing members, complementary online and other businesses, animal shelters, breeders and veterinary affiliates, including veterinarian purchasing groups and associations and other referral sources, and continue to scale and improve our processes, programs and procedures that support them. Those processes, programs and procedures could become increasingly complex and difficult to manage as we grow and as a result of the COVID-19 pandemic.
Veterinary leads represent our largest member acquisition channel. We spend significant time and resources attracting qualified Territory Partners and providing them with current information about our business and they, in turn, communicate the benefits of medical insurance for pets to veterinarians. Our relationship with our Territory Partners may be terminated at any time (for instance, if they feel unsupported or undervalued by us), and, if terminated, we may not recoup the costs associated with educating them about our subscription products, and the relationship developed by that Territory Partner would be unsupported until such time a new Territory Partner is installed. Sometimes a single relationship may be used to cover multiple territories so that a terminated relationship with a Territory Partner could significantly affect our company. Further, if we experience an increase in the rate at which Territory Partner relationships are terminated, we may not develop or maintain relationships with veterinarians as quickly as we have in the past or need to in order to execute our business strategy and our growth and financial performance could be adversely affected.
Our ability to generate leads through veterinary hospitals could be negatively impacted if our policy is perceived to be inadequate, unreliable, cumbersome or otherwise does not provide sufficient value, or if our process for paying veterinary invoices is unsatisfactory to the veterinarians and their clients.
If we fail to establish new or are unable to maintain our existing member acquisition channels, if the cost of our existing sources increases or does not scale as we anticipate, or if we are unable to continue to use any existing channels or programs in any jurisdiction, including our exam day offer program, our member levels and pet acquisition expenses may be adversely affected.
Territory Partners are independent contractors and, as such, may pose additional risks to our business.
Territory Partners are independent contractors and, accordingly, we do not directly provide the same direction, motivation and oversight over Territory Partners as we otherwise could if Territory Partners were our own employees. Further, Territory Partners may themselves employ or engage others; we refer to these partners and their associates, collectively, as our Territory Partners. We do not control a Territory Partner’s employment or engagement of others, and it is possible that the actions of their employees and/or contractors could create threatened or actual legal proceedings against us. Moreover, applicable law might prevent or limit our ability to include non-compete obligations in our contracts with Territory Partners. Similarly, Territory Partners may not require, or applicable law may not permit or may limit a Territory Partner’s ability to subject their employees or service providers to non-compete obligations.
Territory Partners may decide not to participate in our marketing initiatives and/or training opportunities, accept our introduction of new solutions or comply with our policies and procedures applicable to them, any of which may adversely affect our ability to develop relationships with veterinarians and grow our membership. If we terminate a contract with a Territory Partner, such termination could also trigger contractually obligated termination payments or result in disputes, including threatened or actual legal or regulatory proceedings.
We believe that Territory Partners are not and should not be classified as employees under existing interpretations of the applicable laws of the jurisdictions in which we operate. We do not pay or withhold any employment tax with respect to or on behalf of Territory Partners or extend any benefits to them that we generally extend to our employees, and we otherwise treat Territory Partners as independent contractors. Applicable authorities or Territory Partners may in the future challenge this classification. Further, the applicable laws or regulations, including tax laws or interpretations, may change. If it were determined that we had misclassified any of our Territory Partners, we may be subjected to penalties and/or be required to pay withholding taxes, extend employee benefits, provide compensation for unpaid overtime, or otherwise incur substantially greater expenses with respect to Territory Partners. In addition, the costs associated with defending, settling, or resolving pending and future lawsuits (including demands for arbitration) relating to the independent contractor status of Territory Partners could be material to our business.
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

We endeavor to drive significant traffic to our website from consumers who search for pet medical insurance through Internet search engines such as Google, Bing and Yahoo!. A critical factor in attracting consumers searching for pet medical insurance on the Internet to our website is whether we are prominently displayed in response to Internet searches relating to pet insurance. Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine, which may change from time to time. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our websites would decline and we may not be able to replace this traffic, which in turn would harm our business, operating results and financial condition. If we decide to attempt to replace this traffic, we may be required to increase our pet acquisition expenditures, including by utilizing paid search advertising. Certain of our competitors have spent additional funds to promote their products in search results over us. If we decide to respond by purchasing search advertising, our pet acquisition costs would increase which may harm our business, operating results and financial condition.
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
Our patented proprietary software is designed to integrate directly with most practice management software systems used by veterinary hospitals and allow us to receive and pay veterinarian invoices directly to the hospital. We believe that it is critical to our long-term success to improve the member experience so we encourage veterinary hospitals to install and use our software. We have found that installation and use of our software by a veterinary hospital could increase the number of invoices we receive from that hospital. As more veterinary hospitals install our software, we expect the number or amounts of veterinary invoices to increase and result in an increase in our cost of revenue, which may have a material adverse effect on our financial condition.
Our use of capital may be constrained by minimum capital requirements or contractual obligations.
Our insurance subsidiaries are required to maintain minimum levels of surplus to support our overall business operations in consideration of our size and risk profile. We have in the past and may in the future fail to maintain the amount of risk-based capital required to avoid potentially costly additional regulatory oversight. For example, we maintained in excess of $142.4 million in risk-based capital as of December 31, 2022. We are also subject to a contractual obligation related to our reinsurance agreement with Omega, who currently writes our policies in Canada. Under this agreement, we are required to fund a Canadian trust account in accordance with Canadian regulations. As of December 31, 2022, the account held CAD $10.4 million.

To comply with these regulations and contractual obligations, we may be required to maintain capital that we would otherwise invest in our growth and operations, which may require us to modify our operating plan or marketing initiatives, delay the implementation of new initiatives or development of new technologies, decrease the rate at which we hire additional personnel and enter into relationships with Territory Partners, incur indebtedness or pursue equity or debt financings or otherwise modify our business operations, any of which could have a material adverse effect on our operating results and financial condition. For the year ended December 31, 2022, we accessed our line of credit, in part, to ensure we maintained the necessary amount of risk-based capital.
Our success depends in part on our ability to review, process, and pay veterinary invoices timely and accurately.
We believe member satisfaction and retention depends in part on our ability to accurately evaluate and pay veterinary invoices in a timely manner. Many factors can affect our ability to do this, including the training, experience and skill of our personnel, our ability to reduce the number of payment requests made for services not included in our subscription, effectiveness of management, our ability to develop or select and implement appropriate procedures, supporting technologies and systems, changes in our policy and veterinarian compliance with our protocols and procedures. Our failure to pay veterinary invoices, accurately and in a timely manner, or to deploy resources appropriately, could result in unanticipated costs to us, lead to material litigation, undermine member goodwill and our reputation, and impair our brand image and, as a result, materially and adversely affect our competitiveness, financial results, prospects and liquidity.
In addition, we use artificial intelligence and machine learning to leverage data so we can automate the payment of veterinary invoices. Although we intend to increase the percentage of veterinary invoices paid without human intervention and process veterinary invoices in seconds, our efforts may be unsuccessful for a number of reasons. The data we gather is extensive, and the development, maintenance and operation of our data analytics engine is novel, expensive and complex. We may face unforeseen difficulties, including material performance problems, undetected defects or technical obstacles, for example, with new capabilities incorporating machine learning. If such problems, defects, or obstacles prevent our proprietary algorithms from operating properly, we may incorrectly pay or deny claims made by our customers. Such errors could result in existing customers canceling their policies, prospective customers declining to purchase our subscription, or improper payments that reduce our resources. Additionally, our artificial intelligence and machine learning algorithms may lead to unintentional bias or discrimination, which could subject us to legal or regulatory liability that has a material and adverse effect on our business, results of operations and financial condition.
We may not identify fraudulent or improperly inflated veterinary invoices.
It is possible that we may pay a veterinary invoice which appears authentic but in fact reflects false, products or prices. It is also possible that veterinarians will charge insured customers higher amounts than they would charge their non-insured clients for the same service or product, or may alter medical records or exclude information from records. Such activity could lead to unanticipated costs to us and/or to time and expense to recover such costs. They could also lead to strained relationships with veterinarians and/or members, and could adversely affect our competitiveness, financial results and liquidity.
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
Additionally, there are traditional insurance companies that provide pet insurance products, either as a stand-alone product or along with a broad range of other insurance products, such as wellness. In addition, new entrants backed by large insurance companies have entered the pet insurance market in the past and more may do so in the future. Further, traditional “pet insurance” providers may consolidate or take other actions to mimic the efficiencies from our vertically-integrated structure or create other operational efficiencies, which could lead to increased competition.
Some of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, technical, marketing and other resources than we do. In addition to competing for new enrollments, such competitors may drive up pet acquisition costs and/or make offers that are more attractive to potential employees, referral sources and third-party service providers.
Moreover, some of our existing competitors may consolidate or be acquired, or may enter into new alliances with each other or establish or strengthen cooperative relationships. Any such consolidation, acquisition, alliance or cooperative relationship could adversely affect our ability to compete effectively and result in our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our business, financial condition, cash flows and results of operations.

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
•the efficacy and viability of our pet acquisition programs and initiatives;
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
The promotion of our brand will require us to make substantial investments, and we anticipate that, as our market becomes increasingly competitive, these branding initiatives may become increasingly difficult and expensive. Our brand promotion activities may not be successful or yield increased revenue, and to the extent that these activities result in increased revenue, the increased revenue may not offset the expenses we incur and our operating results could be harmed. If we do not successfully maintain and enhance our brand, our business may not grow which would harm our operating results and financial condition.
Furthermore, negative publicity, whether or not justified, relating to events or activities attributed to us, our employees, Territory Partners, our strategic partners, our affiliates, or others associated with any of these parties, may tarnish our reputation and reduce the value of our brands. Damage to our reputation and loss of brand equity may reduce demand for our services and have an adverse effect on our business, operating results, and financial condition. Moreover, any attempts to rebuild our reputation and restore the value of our brands may be costly and time consuming, and such efforts may not ultimately be successful.
Our business depends on our ability to maintain and scale the infrastructure necessary to operate our technology platform and could be adversely affected by a system failure.
Our business depends on our ability to maintain and scale the infrastructure necessary to operate our technology platform, which includes our analytics and pricing engine, systems for managing veterinary invoice payments, customer relationship management system, billing system, contact center phone system and website. We use these technology frameworks to price our subscriptions, enroll members, engage with current members and pay veterinary invoices. Our members review and purchase subscriptions through our website and contact center, and for those veterinary hospitals who have installed our patented proprietary software, we receive and pay veterinarian invoices directly to the hospitals through our software. Our reputation and ability to acquire, retain and serve our members and support our partners depends on the reliable performance of our technology platform and the underlying network systems and infrastructure, and on providing best-in-class member service, including through our contact center and website. As our member base continues to grow, the amount of information collected and stored on the systems and infrastructure supporting our technology platform will continue to grow, and we expect to require an increasing amount of network capacity, computing power and information technology personnel to develop and maintain our technology platform and service our departments involved in member interaction.

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
We have recently experienced, and expect to continue to experience, significant growth, which has placed, and may continue to place, significant demands on our management and our operational and financial systems and infrastructure. We expect that our growth strategy will require us to commit substantial financial, operational and technical resources and this commitment may also result in increased costs (such as member acquisition costs or costs associated with increases in the number or amounts of veterinary invoices received) generated by our business, which could prevent us from achieving profitability and remaining profitable and could impair our ability to compete effectively for business. If we do not effectively manage growth at any time, our financial condition could be harmed and the quality of our services could suffer.
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
We have historically and may in the future experience fluctuations in our revenue, expenses and operating results. Our operating results may fluctuate in the future as a result of a number of factors, many of which are beyond our control. These fluctuations may make comparing our operating results on a period-to-period basis less meaningful and make our future results difficult to predict. You should not rely on our past results as an indication of our future performance. In addition, if revenue levels do not meet our expectations, our operating results and ability to execute on our business plan are likely to be harmed.
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
Our business may be affected by changes in the economic environment. Medical insurance for cats and dogs is a discretionary purchase, and members may reduce or eliminate their discretionary spending during an economic downturn, resulting in an increase in subscription cancellations and a reduction in the number of new member enrollments. We may experience a material increase in cancellations or a material reduction in our member retention rate in the future, especially in the event of a prolonged recessionary period or a downturn in economic conditions. Conversely, consumers may have more income to pay veterinary costs out-of-pocket and less desire to purchase our subscription during a period of economic growth. In addition, media prices may increase during a period of economic growth, which could increase our new pet acquisition expenses. As a result, our business, operating results and financial condition may be significantly affected by changes in the economic environment.
We depend on key personnel to operate our business and, if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.
Our success depends to a significant extent on the continued services of our current management team, including Darryl Rawlings, our founder, Chief Executive Officer and Chairperson of the Board. The loss of Mr. Rawlings or several other key executives or employees within a short time frame could have a material adverse effect on our business. We employ all of our employees, including executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject to severance payment obligations. In order to retain valuable employees, in addition to salary and cash incentives, we have provided stock options and restricted stock that vest over time. While we may in the future grant equity awards tied to company performance, if we do not achieve certain financial goals, we will not grant equity awards and this may affect our ability to retain employees. The value to employees of stock options and restricted stock that vest over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to maintain their retention benefit or counteract offers from other companies. We would be adversely affected if we fail to adequately plan for the succession of our senior management and other key employees. Additionally, if we were to lose a large percentage of our current employees in a relatively short time period, or our employees were to engage in a work stoppage or unionize, we may be unable to hire and train new employees quickly enough to prevent disruptions in our operations, which may result in the loss of members, Territory Partners and/or referral sources.
Our success also depends on our ability to attract, retain and motivate additional skilled management personnel. We plan to continue to expand our work force, which we believe will enhance our business and operating results. We believe that there is significant competition for qualified personnel with the skills and knowledge that we require. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. New hires require significant training, capital expenditures and, in most cases, significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we do not successfully hire and integrate new employees in accordance with our plans, our business, operating results and financial condition will be harmed.
We may continue to create, invest in or acquire businesses, products and technologies, which could divert our management’s attention, result in additional dilution to our stockholders, otherwise disrupt our operations or harm our operating results.
We have in the past created, invested in or acquired complementary businesses, products, technologies and new lines of business, and we may continue to do so in the future. Our ability to successfully evaluate and manage investment opportunities, or make and integrate acquisitions or products, is unproven. For example, we have invested in a pet food initiative, and we believe that pet food may be an important part of our offerings over the long term. We do not have experience manufacturing, selling, or distributing food products and pet food manufacturing facilities and pet food products are subject to many laws and regulations administered by the United States Department of Agriculture, the Federal Food and Drug Administration, the Occupational Safety and Health Administration, and other federal, state, local, and foreign governmental agencies relating to the production, packaging, labelling, storage, distribution, quality, and safety of food products and the health and safety of employees. We have also acquired technology intended to enable us to improve our back-end software and facilitate certain expansion efforts, but technology integration is complicated, expensive and time consuming, and it may not result in us realizing the intended benefits from the acquisition.
The pursuit of potential new products, investments or acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not they are consummated. Further, even if we successfully invest in or acquire additional businesses or technologies, we may not achieve the anticipated benefits from the transaction. The investment or acquisition may also expose us to additional risks, including from unknowingly inheriting liabilities that are not adequately covered by contractual remedies. Acquisitions or investments could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results.

If we do not spend our development budget efficiently or effectively on commercially successful and innovative offerings and products, we may not realize the expected benefits of our strategy. Further, our development efforts with respect to new products and offerings and integrations of acquired businesses could distract management from current operations, and will divert capital and other resources from our more established products and offerings. If an investment or acquisition fails to meet our expectations, our business, operating results and financial condition may suffer.
We may not realize the benefits of our current and planned strategic relationships.
Our growth strategy includes developing and maintaining strategic relationships with various third parties. For example, in October 2020, we entered into a Strategic Alliance Agreement and certain related agreements with Aflac Incorporated (Aflac). We generally pursue strategic relationships with industry leaders that may offer us expanded access to segments of the pet owner market. For these efforts to be successful, we must successfully enter into agreements with these third parties on terms that are attractive to us, and then successfully implement the arrangement, which requires integrating and coordinating their resources and capabilities with our own, which may present challenges relating to technology integration, marketing, regulatory matters, customer support, and other operational matters. We may be unsuccessful in entering into agreements with acceptable third parties, negotiating favorable terms in these agreements, or achieving the anticipated results. In addition, our strategic relationships may require us to agree to exclusivity or other terms that may limit our ability to pursue opportunities we might otherwise pursue. For example, we have agreed to work exclusively with Aflac to develop opportunities in Japan’s pet insurance marketplace, which may prevent us from pursuing alternative opportunities. In connection with our strategic relationships, we have in the past and may in the future provide equity consideration, impose contractual holding periods for such securities, impose standstill obligations or include other requirements that terminate in the event the strategic relationship ceases, which may have an adverse effect on our stock price and otherwise cause our business to suffer.
Strategic relationships also involve various risks, depending on their structure, including the following:
•our strategic partners may not be successful in creating leads;
•we may be unable to convert leads from our strategic partners into enrolled pets;
•our strategic partners could terminate their relationships with us;
•our strategic partners may acquire or form alliances with our competitors, thereby reducing their business with us;
•we may overpay strategic partners relative to the business the relationship generates; and
•bad publicity and other issues faced by our strategic partners could negatively impact us.
If we are unsuccessful in our strategic relationships, we may not realize the intended benefits of these relationships, lose the investment we have made in these relationships, face difficulty entering into other relationships, and our business may suffer.
Our business and financial condition is subject to risks related to our writing of policies for unaffiliated third parties.
Our other business segment includes revenues and expenses related to underwriting policies on behalf of third parties that do not carry reference to the Trupanion brand. The contractual relationships with these third parties may be terminated by either party or the third party may choose to begin a relationship with a different underwriter. Any termination of these relationships could result in a reduction in our revenue. For the year ended December 31, 2022, premiums from policies sourced by general agents accounted for 32% of our total revenue, and one general agent sourced members whose premiums accounted for over 10% of our total revenue. Further, in administering or marketing a product to consumers, if an unaffiliated third party makes an operating decision that adversely affects its business or brand, our business or brand could also be adversely impacted. We expect to roll off a portion of our other business starting in 2023 in order to allow us to utilize capital for other purposes, but we do not control the timing or extent of this roll off and, accordingly, it may not proceed as we expect, which could cause our results to fluctuate or have other unexpected impacts on our business.
Changes to this business may be volatile due to the nature of the relationships. Further, this business historically has had, and we expect it to continue to have, lower margins than our core business. As a result of this business, we are subject to additional regulatory requirements and scrutiny, which increase our costs and risks, and may have an adverse effect on our operations. Further, administration of this business and any similar business in the future may divert our time and attention away from our core business, which could adversely affect our operating results in the aggregate.
In Canada, our medical plan is written by Omega General Insurance Company. If Omega were to terminate its underwriting arrangement with us, our business could be adversely affected.
In Canada, our pet insurance subscription is currently written by Omega, and we assume all premiums written by Omega and the related veterinary invoice expense through an agency agreement and a fronting and administration agreement. We expect to begin to underwrite our own products in Canada through our wholly-owned subsidiary, GPIC Insurance Company (GPIC). If Omega were to terminate our agreement or be unable to write insurance for regulatory or other reasons, in particular before GPIC is duly authorized to write insurance across all Canadian jurisdictions, we may have to terminate subscriptions with our existing Canadian members and/or suspend member enrollment and renewals in Canada. In addition, as we move business from Omega to GPIC, we may be required to contribute more risk-based capital than expected into GPIC.

We are expanding our operations internationally, and we may therefore become subject to a number of risks associated with international expansion and operations.
We are expanding our operations internationally and expect to continue exploring outside of North America. For instance, we have entered the Australian market in 2019 through a joint venture. In August 2022 we purchased Smart Paws, a managing general agent for pet insurance with operations based in Germany and Switzerland, and in November 2022 we acquired PetExpert, a managing general agent for pet insurance with operations based in the Czech Republic and Slovakia. We have limited history of marketing, selling, administering and supporting our subscription product for consumers outside of the North America. In general, international sales and operations may be subject to a number of risks, including the following:
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
•our lack of experience in marketing to consumers and veterinarians and online engagement in foreign countries, especially if doing so in a foreign language;
•our relative lack of industry connections in many foreign countries;
•our ability to locally hire, integrate and retain highly skilled and motivated employees and establish and improve systems for operational and financial management where appropriate;
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
In addition to the United States, we offer products in Canada, several European countries, and Australia, and we are pursuing operations in other jurisdictions such as Japan. These activities expose us to the risk of changes in currency exchange rates. For the year ended December 31, 2022, approximately 15% of our total revenue was generated in Canada. While we have not experienced material exposure to exchange rates in Australia or Europe, that may not continue. Fluctuations in the relative strength of the US dollar compared to the currencies of other jurisdictions in which we operate has in the past and could in the future adversely affect our revenue and operating results. Moreover, in the future, we may expand the number of countries in which we offer products and operate and this could increase our exposure to currency exchange rate fluctuations.
Owning multiple insurance subsidiaries may harm our results of operations.
We currently own one of the insurers through which we are issuing products - APIC, a New York domiciled insurer. We also own and have regulatory approvals for two new insurers domiciled respectively in Missouri and Nebraska, ZPIC Insurance Company and QPIC Insurance Company. We are currently pursuing so-called expansion applications for these entities in most United States jurisdictions. In addition, we own and are pursuing Canadian regulatory approvals for our Canadian insurer GPIC and we may also seek to acquire or establish other insurers.
Acquisitions and operations of these insurers presents a number of risks, including the following:
•Acquiring or forming a new insurance subsidiary may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the acquisition or formation is completed.
•Even if we are successful in forming or acquiring a new insurance subsidiary we may not achieve the anticipated benefits.

•Each insurance entity will likely require a significant initial minimum capital contribution.
•Each insurance entity will be subject to additional regulatory scrutiny in the jurisdiction of incorporation and any additional jurisdictions in which the insurance subsidiary operates. Failure to comply with laws, regulations and guidelines applicable to a new insurance subsidiary could result in significant liability, result in the loss of revenue and otherwise harm our business, operating results and financial condition.
•A supervisory regulator may increase the amount of capital we must hold in an insurance subsidiary, especially if it shows material growth. We may not have easy access to such capital, and using it for this purpose may prevent us from investing in our growth and operations, which may require us to modify our operating plan, delay new initiatives, interfere with personnel growth, incur indebtedness or pursue financings, or otherwise modify our operations, any of which could have a material adverse effect on our operating results and financial condition.
•If the required minimum capital in one of our insurers falls below the required threshold, the responsible regulator may take action, or such a reduction may result in a breach of various contractual relationships, including, for example, with the unaffiliated general agents for which we write pet insurance policies, which may give such parties the ability to cancel their contracts with us and/or sue us for damages related to our risk-based capital levels, which could have a material adverse effect on our financial condition.
•We may not obtain required regulatory approvals in connection with potentially investing a portion of an insurer’s assets, for example in real property.
We may require additional capital to meet our risk-based capital requirements, pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available to us at any time, our business, operating results and financial condition may be harmed.
We may require additional capital to meet our risk-based capital requirements, operate or expand our business or respond to unforeseen circumstances. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. For instance, our arrangement with Aflac requires that, before we issue or sell equity to another investor, we are required to provide Aflac an opportunity to purchase equity allowing them to maintain their ownership percentage. This requirement may introduce delays or prevent us from raising funds through the issuance of securities. If we raise additional funds through the issuance of equity or convertible securities, the percentage ownership of holders of our common stock could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. Further, volatility in the equity markets may have an adverse effect on our ability to obtain equity financing or the cost of such financing and, in the event we require additional debt financing, volatility in the debt markets may have an adverse effect on our ability to obtain debt financing or the cost of such financing. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms. If funds are unavailable to us on reasonable terms when we need them, we may be unable to meet our risk-based capital requirements, train and support our employees, support Territory Partners, maintain the competitiveness of our technology, pursue business opportunities, service our existing debt, pay veterinary invoices or acquire new members, any of which could have an adverse effect on our business, operating results and financial condition.
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
In August 2018, we purchased our headquarters office building in Seattle, Washington, USA. Prior to this purchase, we had no experience owning an office building. It is difficult to predict all costs associated with maintaining the building and ensuring it is suitable for our use and that of other tenants and maintain compliance with all environmental and other regulations applicable to ownership of real estate. It is possible that the other current tenants in the building may cease to rent space in the building, which would decrease rental income we expect to receive from them, could cause a reduction in the value of the building. Tenants may also negotiate tenant improvements, requiring capital expenditures that may adversely impact our financial position. In addition, we may identify structural defects or other conditions, or we may determine that remodeling or renovations are necessary given our business operations and objectives. Managing tenants, maintaining the building, and otherwise facing the costs and responsibilities of being the owner of a building may be a distraction from our core business and cause our performance to suffer.
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
In March 2022, we entered into a credit agreement with Piper Sandler Finance, LLC that provides us with up to $150.0 million of credit (the Credit Facility). As of December 31, 2022, we issued term loans totaling $75.0 million under the Credit Facility. Substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could have adverse consequences, including the following:
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

Our Credit Facility contains various restrictive covenants, including limitations on our ability to incur other indebtedness or liens, make investments, and merge with or acquire other entities. Our Credit Facility also contains certain financial covenants, including minimum quarterly revenue and liquidity thresholds. Our ability to meet these restrictive covenants can be affected by events beyond our control. We are also obligated to pay interest under the Credit Facility at a floating base rate plus an applicable margin, which rate will increase based on prevailing rates. Our Credit Facility provides that our breach or failure to satisfy various covenants and obligations constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare any future amounts outstanding under our Credit Facility to be immediately due and payable. The Credit Facility is secured by substantially all of our assets and those of our subsidiaries. If we are unable to repay those amounts, our financial condition could be adversely affected.
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
As of December 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $258.9 million that will begin to expire in 2026. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Pursuant to Sections 382 and 383 of the Code, annual use of our net operating loss carryforwards and credit carryforwards may be limited by previous and future ownership changes.
Our results of operations may be adversely impacted by the possible resurgence of the COVID-19 pandemic or a different variation of the virus or pandemic.
The global spread of the COVID-19 pandemic, including the spread of recent variants, and related containment efforts created significant economic disruption. A resurgence of the pandemic or variations of the virus or other pandemics could impact our growth rates and our volume of claims in the future.
For example, the economic impact on consumers may result in decreased new enrollments in our subscription and increased cancellations, as consumers may shift their spending in response to economic uncertainty.
COVID-19 resulted in substantially all our personnel working from home from mid-March 2020 until June 2021, following which we have hybrid work arrangements. Having far fewer people working in our main office has resulted in increased costs, decreased efficiency, deterioration of corporate culture, greater exposure to cybersecurity threats, or other operational risks. Future COVID-19 surges or new virus variants may result in us again closing our office or otherwise increasing work-from-home arrangements, which could adversely impact costs, operations and morale.
Governmental lockdowns and other restrictions at the onset of the COVID-19 pandemic impacted, and in the event of a future resurgence or a different pandemic may again impact, the ability of our Territory Partners to conduct face-to-face visits with veterinarians and their staff. These restrictions and limitations could impact our ability to promote and support our subscription through the veterinary channel.

Risks Related to Compliance with Laws and Regulations
Our business is heavily regulated, and if we fail to comply with the numerous applicable laws and regulations our business and operating results could be harmed.
The sale of medical insurance for cats and dogs, which is considered a type of property and casualty insurance in most jurisdictions, is heavily regulated by federal, state, provincial and/or territorial governments in each jurisdiction in which we operate. In the United States, insurance is regulated by each state in which we operate, and it is challenging to comply with the requirements of each of these jurisdictions along with the different Canadian federal provincial, and territorial requirements. As we expand internationally, compliance with insurance-related laws, rules and regulations becomes even more difficult and imposes significant costs on our business. Each applicable regulator has broad supervisory power over all insurance-related operations, which can include granting and revoking licenses to transact insurance business, and imposing fines and other penalties.
Due to the complexity, periodic modification and differing interpretations of insurance laws and regulations, we have not always been, and we may not always be, in compliance with them. A regulator’s interpretation of existing laws or regulations may change without notice. Failure to comply with insurance laws, regulations and guidelines or other laws and regulations applicable to our business could result in significant liability, additional department of insurance licensing requirements, the revocation of licenses in a particular jurisdiction or our inability to sell insurance products, which could significantly increase our operating expenses, result in the loss of our revenue and otherwise harm our business, operating results and financial condition.
Moreover, because adverse regulatory actions in one jurisdiction may be required to be reported to other jurisdictions, an adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions. Even if the allegations in any regulatory or other action against us ultimately are determined to be unfounded, we could incur significant time and expense defending against the allegations, and any related negative publicity could harm consumer and third-party confidence in us, which could significantly damage our brand.
In addition, we have received, and may in the future receive, inquiries from regulators regarding our marketing and business practices. These inquires may include investigations regarding a number of our business practices, including the manner in which we market and sell products, the manner in which we write policies for any unaffiliated general agent, and whether any amounts we pay to hospitals or hospital groups is appropriate. Any modification of our marketing or business practices in response to regulatory inquiries could harm our business, operating results or financial condition and lead to reputational harm.
New laws may be adopted that may adversely affect our operating results and financial condition.
Existing laws and regulations impose limits on, for instance, our ability to enact price increases for our products, among other things. New laws may be adopted that could further affect our business, for example our ability to effect rate increases, to cancel or not issue existing policies, to use artificial intelligence or machine learning, or to market our products in various ways. Implementing changes in order to comply with new laws or regulations could also be time-consuming and costly.
We may be affected by mandatory participation in plans that could result in contributions from insurance subsidiaries we own.
Certain states have enacted laws that require a property-casualty insurer, which includes a pet insurance company, conducting business in that state to participate in assigned risk plans, reinsurance facilities, joint underwriting associations (JUAs), Fair Access to Insurance Requirements (FAIR) plans and wind pools. In these markets, if the state reinsurance facilities, wind pools, FAIR plans or JUAs recognize a financial deficit, they may in turn have the ability to assess participating insurers, adversely affecting our operating results and financial condition if we are a part of such state reinsurance facilities, wind pools, FAIR plans or JUAs. Additionally, certain jurisdictions require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the jurisdiction. Our operating results and financial condition could be adversely affected by any of these factors.
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
A variety of regulations govern the collection, use, retention, sharing and security of personal information. Claims or allegations that we have violated applicable laws or regulations related to privacy and data security could in the future result in negative publicity and a loss of confidence in us by our members, our participating service providers or team members, and may subject us to fines by credit card companies and the loss of our ability to accept credit and debit card payments. In addition, we have posted privacy policies and practices concerning the collection, use and disclosure of member data on our website. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, our use and retention of personal information could lead to civil liability exposure in the event of any disclosure of such information due to hacking, viruses, inadvertent action or other use or disclosure. Several companies have been subject to civil actions, including class actions, relating to this exposure.
We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols for personal information imposed by law, regulation, self-regulatory bodies, industry standards and contractual obligations. Such laws, standards and regulations, however, are evolving and subject to potentially differing interpretations, and new privacy laws are frequently enacted. We are unable to predict what additional legislation, standards or regulation in the area of privacy and security of personal information could be enacted or its effect on our operations and business.
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
•changes to our subscription, strategic alliances, acquisitions or significant agreements by us or by our competitors;
•recruitment or departure of key personnel;
•factors relating to our other business segment;
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
In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock. Moreover, applicable insurance laws require that any person or entity acquiring direct or indirect control of an insurer obtain prior regulatory approval, which may impede potential acquisitions.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Recent Sales of Unregistered Securities
Pursuant to a marketing agreement between us and a strategic distributor, we agreed to issue shares of our common stock to the distributor as partial consideration for sales made through the distributor’s marketing channels of white-label pet insurance and wellness products that we create and administer under the agreement. The number of shares we issue is determined quarterly, based on a percentage of revenue from such product sales divided by the volume weighted average price per share for the preceding quarter or, if lower, for the three months ended December 5, 2021. The shares we issue are subject to various restrictions, including a minimum holding period of two years and customary transfer restrictions for shares acquired in a private placement. On October 28, 2022, we issued 60 shares of our common stock to the distributor in respect of product sales that occurred in the quarter ended September 30, 2022. We offered and sold these shares in reliance upon the exemption from the registration set forth under Section 4(a)(2) of the Securities Act, and the regulations promulgated thereunder relating to sales by an issuer not involving any public offering, and in reliance on similar exemptions under applicable state laws.
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
Holders of Record
As of February 9, 2023, there were 29 registered stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.
Securities Authorized for Issuance under Equity Compensation Plans
The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2023. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.
This chart compares the stockholder return on an investment of $100 over the five years from December 31, 2017 through December 31, 2022 for (1) our common stock, (2) the S&P Small Cap 600 Index, (3) the NASDAQ-100 Technology Sector Index, and (4) the Russell 2000 Index. All values assume the reinvestment of any dividends; however, no dividends have been declared on our common stock to date. The stockholder return on the following graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return
Among Trupanion, S&P Small Cap 600 Index, NASDAQ-100 Technology Sector Index, and Russell 2000 Index

500
450
400
350
300
250
200
150
100
50
Index Value
Base Period 12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Period Ending
Trupanion Inc.
S&P Small Cap 600 Index
NASDAQ-100 Technology Sector Index
Russell 2000 Index

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Trupanion Inc.	$100.00	$85.89	$125.59	$408.99	$451.08	$162.38
S&P Small Cap 600 Index	$100.00	$90.25	$109.07	$119.51	$149.71	$123.63
NASDAQ-100 Technology Sector Index	$100.00	$93.96	$138.78	$192.33	$244.21	$146.69
Russell 2000 Index	$100.00	$87.13	$108.38	$128.61	$146.23	$114.70

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

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(in thousands)
Consolidated statements of operations data:
Revenue:
Subscription business	$596,610	$494,862	$387,732	$321,163	$263,738
Other business	308,569	204,129	114,296	62,773	40,218
Total revenue	905,179	698,991	502,028	383,936	303,956
Cost of revenue:
Subscription business(1)	497,684	407,664	314,875	262,139	215,992
Other business	285,310	186,981	105,252	56,873	36,598
Total cost of revenue	782,994	594,645	420,127	319,012	252,590
Operating expenses:
Technology and development(1)	25,133	16,866	9,947	7,025	5,796
General and administrative(1)	39,379	31,893	21,847	18,384	17,104
New pet acquisition expense(1)	89,500	78,647	47,837	35,451	24,999
Depreciation and amortization	10,921	11,965	7,071	5,632	4,512
Total operating expenses	164,933	139,371	86,702	66,492	52,411
Loss from investment in joint venture	(253)	(171)	(126)	(352)	—
Operating loss	(43,001)	(35,196)	(4,927)	(1,920)	(1,045)
Interest expense	4,267	10	1,381	1,349	1,198
Other expense (income), net	(3,072)	14	(581)	(1,629)	(1,309)
Loss before income taxes	(44,196)	(35,220)	(5,727)	(1,640)	(934)
Income tax expense (benefit)	476	310	113	169	(7)
Net loss	$(44,672)	$(35,530)	$(5,840)	$(1,809)	$(927)

(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(in thousands)
Cost of revenue	$6,484	$7,148	$1,586	$1,050	$927
Technology and development	4,742	3,056	3,795	364	209
General and administrative	12,831	8,862	2,773	3,312	2,304
New pet acquisition expense	9,336	9,160	758	2,120	1,335
Total stock-based compensation expense	$33,393	$28,226	$8,912	$6,846	$4,775

	December 31,
	2022	2021	2020	2019	2018
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$65,605	$87,400	$139,878	$29,168	$26,552
Short-term investments	156,804	126,012	89,862	69,732	54,559
Working capital	179,480	167,258	186,628	67,196	54,773
Total assets	671,627	562,582	498,250	257,200	207,510
Current and long-term debt	69,457	—	—	26,086	12,862
Total liabilities	366,330	230,382	158,311	120,440	78,337
Common stock and additional paid-in capital	499,694	466,792	439,007	232,731	219,838
Accumulated deficit	(171,562)	(126,890)	(91,360)	(85,520)	(83,711)
Total stockholders' equity	305,297	332,200	339,939	136,760	129,173

	Year Ended December 31,
	2022	2021	2020	2019	2018
Other operational data(1):
Total Business:
Total pets enrolled (at period end)	1,537,573	1,176,778	862,928	646,728	521,326
Subscription Business:
Total subscription pets enrolled	869,862	704,333	577,957	494,026	430,770
Monthly average revenue per pet	$63.82	$63.56	$60.37	$57.52	$54.34
Lifetime value of a pet, including fixed expenses	$641	$717	$653	$523	$449
Average pet acquisition cost (PAC)(2)	$289	$287	$247	$212	$164
Average monthly retention	98.69%	98.74%	98.71%	98.58%	98.6%

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
This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Overview
We provide medical insurance for cats and dogs throughout the United States, Canada, Europe, Puerto Rico, and Australia. Through our data-driven, vertically-integrated approach, we develop and offer high value medical insurance products, priced specifically for each pet’s unique characteristics and coverage level. Our growing and loyal membership base provides us with highly predictable and recurring revenue.
We operate in two business segments: subscription business and other business. We generate revenue in our subscription business segment primarily by subscription fees from our direct-to-consumer products. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our new pet acquisition expense and acquiring as many pets as possible at our targeted average estimated internal rate of return. We generate revenue in our other business segment primarily by underwriting policies on behalf of third parties that do not carry reference to the Trupanion brand. We do not undertake the marketing efforts for these policies and have a business-to-business relationship with these third parties. Our other business segment also includes revenue from other products and software solutions that have a different margin profile from our subscription business.
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

Key Operating Metrics
The following tables set forth total pets enrolled and key operating metrics for our subscription business for the years ended December 31, 2022, 2021 and 2020, and for each of the last eight fiscal quarters.

	Year Ended December 31,
	2022	2021	2020
Total Business:
Total pets enrolled (at period end)	1,537,573	1,176,778	862,928
Subscription Business:
Total subscription pets enrolled (at period end)	869,862	704,333	577,957
Monthly average revenue per pet	$63.82	$63.56	$60.37
Lifetime value of a pet, including fixed expenses	$641	$717	$653
Average pet acquisition cost (PAC)	$289	$287	$247
Average monthly retention	98.69%	98.74%	98.71%

	Three Months Ended
	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021
Total Business:
Total pets enrolled (at period end)	1,537,573	1,439,605	1,348,145	1,267,253	1,176,778	1,104,376	1,024,226	943,854
Subscription Business:
Total subscription pets enrolled (at period end)	869,862	808,077	770,318	736,691	704,333	676,463	643,395	609,835
Monthly average revenue per pet	$63.11	$63.80	$64.26	$64.21	$63.89	$63.60	$63.69	$62.97
Lifetime value of a pet, including fixed expenses	$641	$673	$713	$730	$717	$697	$681	$684
Average pet acquisition cost (PAC)	$283	$268	$309	$301	$306	$280	$284	$279
Average monthly retention	98.69%	98.71%	98.74%	98.75%	98.74%	98.72%	98.72%	98.73%
Total pets enrolled.* Total pets enrolled reflects the number of subscription pets or pets enrolled in one of the insurance products offered in our other business segment at the end of each period presented. We monitor total pets enrolled because it provides an indication of the growth of our consolidated business.
Total subscription pets enrolled.* Total subscription pets enrolled reflects the number of pets in active memberships at the end of each period presented. We monitor total subscription pets enrolled because it provides an indication of the growth of our subscription business.
Monthly average revenue per pet.† Monthly average revenue per pet is calculated as amounts billed in a given period for subscriptions divided by the total number of subscription pet months in the period. Total subscription pet months in a period represents the sum of all subscription pets enrolled for each month during the period. We exclude revenue from our managing general agent product lines because their ARPU is representative of commission earnings versus underwriting premiums. We monitor monthly average revenue per pet because it is an indicator of the per pet unit economics of our subscription business.
*Total pets enrolled and total subscription pets enrolled metrics include managing general agent pets acquired.
† Excluding activity relating to managing general agent policies.

Lifetime value of a pet, including fixed expenses.† Lifetime value of a pet, including fixed expenses, is calculated based on subscription revenue less cost of revenue from our subscription business segment for the 12 months prior to the period end date excluding stock-based compensation expense related to cost of revenue from our subscription business segment, sign-up fee revenue and the change in deferred revenue between periods. This amount is also reduced by the fixed expenses related to our subscription business, which are the pro-rata portion of general and administrative and technology and development expenses, less stock-based compensation, based on revenues. This amount, on a per pet basis, is multiplied by the implied average subscriber life in months. Implied average subscriber life in months is calculated as the quotient obtained by dividing one by one minus the average monthly retention rate. We monitor lifetime value of a pet, including fixed expenses, to estimate the value we might expect from new pets over their implied average subscriber life in months, if they behave like the average pet in that respective period. When evaluating the amount of pet acquisition expenses we may want to incur to attract new pet enrollments, we refer to the lifetime value of a pet, including fixed expenses, as well as our estimated internal rate of return calculation for an average pet, which also includes an estimated surplus capital charge, to inform the amount of acquisition spend in relation to the estimated payback period.
Average pet acquisition cost.† Average pet acquisition cost (PAC) is calculated as net acquisition cost divided by the total number of new subscription pets enrolled in that period. Net acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as new pet acquisition expense, excluding stock-based compensation expense, other business segment expense and managing general agent expense, offset by sign-up fee revenue. We exclude stock-based compensation expense because the amount varies from period to period based on number of awards issued and market-based valuation inputs. We offset sign-up fee revenue because it is a one-time charge to new members collected at the time of enrollment used to partially offset initial setup costs, which are included in new pet acquisition expenses. We exclude other business segment pet acquisition expense because that does not relate to subscription enrollments. We exclude managing general agent pet acquisition expense because the ARPU of these products is representative of commission earnings versus underwriting premiums. We monitor average pet acquisition cost to evaluate the efficiency in acquiring new members and measure effectiveness based on our targeted return on investment.
Average monthly retention.† Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of December 31, 2022 is an average of each month’s retention from January 1, 2022 through December 31, 2022. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.
† Excluding activity relating to managing general agent policies.

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

The following tables present the reconciliation of our non-GAAP financial measures from corresponding GAAP measures for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Veterinary invoice expense	$649,737	$486,062	$351,124
Less:
Stock-based compensation expense(1)	(4,054)	(4,538)	(1,118)
Other business cost of paying veterinary invoices	(212,857)	(129,614)	(72,119)
Subscription cost of paying veterinary invoices (non-GAAP)	$432,826	$351,910	$277,887
% of subscription revenue	72.5%	71.1%	71.7%

Other cost of revenue	$133,257	$108,583	$69,003
Less:
Stock-based compensation expense(1)	(2,232)	(2,610)	(468)
Other business variable expenses	(72,453)	(57,367)	(33,133)
Subscription variable expenses (non-GAAP)	$58,572	$48,606	$35,402
% of subscription revenue	9.8%	9.8%	9.1%

Technology and development expense	$25,133	$16,866	$9,947
General and administrative expense	39,379	31,893	21,847
Less:
Stock-based compensation expense(1)	(17,135)	(11,918)	(4,553)
Business combination transaction costs	(372)	(82)	(522)
Development expenses	(7,789)	(3,719)	(339)
Fixed expenses (non-GAAP)	$39,216	$33,040	$26,380
% of total revenue	4.3%	4.7%	5.3%

New pet acquisition expense	$89,500	$78,647	$47,837
Less:
Stock-based compensation expense(1)	(9,116)	(9,160)	(2,773)
Other business pet acquisition expense	(541)	(499)	(820)
Subscription acquisition cost (non-GAAP)	$79,843	$68,988	$44,244
% of subscription revenue	13.3%	13.9%	11.4%

(1)Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.9 million for the year ended December 31, 2022.

	Three Months Ended
	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021
Veterinary invoice expense	$176,083	$171,112	$157,616	$144,926	$132,852	$125,058	$118,282	$109,870
Less:
Stock-based compensation expense(1)	(899)	(960)	(1,022)	(1,173)	(798)	(769)	(672)	(2,299)
Other business cost of paying veterinary invoices	(59,946)	(58,197)	(50,378)	(44,336)	(38,009)	(34,432)	(31,029)	(26,144)
Subscription cost of paying veterinary invoices (non-GAAP)	$115,238	$111,955	$106,216	$99,417	$94,045	$89,857	$86,581	$81,427
% of subscription revenue	72.7%	73.5%	72.8%	71.1%	70.1%	70.7%	71.9%	71.9%

Other cost of revenue	$36,277	$32,589	$33,212	$31,179	$30,992	$28,443	$25,433	$23,715
Less:
Stock-based compensation expense(1)	(414)	(433)	(754)	(631)	(581)	(542)	(552)	(935)
Other business variable expenses	(20,591)	(17,346)	(18,010)	(16,506)	(17,208)	(15,315)	(12,940)	(11,904)
Subscription variable expenses (non-GAAP)	$15,272	$14,810	$14,448	$14,042	$13,203	$12,586	$11,941	$10,876
% of subscription revenue	9.6%	9.7%	9.9%	10.0%	9.8%	9.9%	9.9%	9.6%

Technology and development expense	$6,955	$6,553	$6,396	$5,229	$4,665	$4,391	$4,079	$3,731
General and administrative expense	10,472	10,314	9,227	9,366	8,996	8,246	7,435	7,216
Less:
Stock-based compensation expense(1)	(5,019)	(4,805)	(4,085)	(3,226)	(3,293)	(3,020)	(3,122)	(2,483)
Business combination transaction costs	(193)	(179)	—	—	—	—	—	(82)
Development expenses	(2,084)	(2,435)	(2,012)	(1,258)	(858)	(919)	(1,121)	(821)
Fixed expenses (non-GAAP)	$10,131	$9,448	$9,526	$10,111	$9,510	$8,698	$7,271	$7,561
% of total revenue	4.1%	4.0%	4.3%	4.9%	4.9%	4.8%	4.3%	4.9%

New pet acquisition expense	$22,457	$22,434	$22,982	$21,627	$19,845	$19,708	$19,390	$19,704
Less:
Stock-based compensation expense(1)	(2,079)	(2,108)	(2,601)	(2,328)	(2,136)	(2,112)	(2,181)	(2,731)
Other business pet acquisition expense	(65)	(181)	(186)	(109)	(76)	(134)	(118)	(171)
Subscription acquisition cost (non-GAAP)	$20,313	$20,145	$20,195	$19,190	$17,633	$17,462	$17,091	$16,802
% of subscription revenue	12.5%	13.2%	13.9%	13.7%	13.1%	13.7%	14.2%	14.8%

(1)Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.2 million for the three months ended December 31, 2022.

When determining our PAC, we calculate net acquisition cost for a more comparable metric across periods. Net acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as GAAP new pet acquisition expense, excluding stock-based compensation expense, other business segment expense, and managing general agent expense, offset by sign-up fee revenue. We exclude stock-based compensation expense because the amount varies from period to period based on the number of awards issued and market-based valuation inputs. We exclude other business segment pet acquisition expense because it does not relate to subscription enrollments. We exclude managing general agent pet acquisition expense because the ARPU of these products is representative of commission earnings versus underwriting premiums. We offset sign-up fee revenue because it is a one-time charge to new members collected at the time of enrollment used to partially offset initial setup costs, which are included in new pet acquisition expenses.

The following tables reconcile GAAP new pet acquisition expense to non-GAAP net acquisition cost (in thousands) for the years ended December 31, 2022, 2021, and 2020, and for each of the last eight fiscal quarters:

	Year Ended December 31,
	2022	2021	2020
New pet acquisition expense	$89,500	$78,647	$47,837
Net of sign-up fee revenue	(4,984)	(4,954)	(3,292)
Excluding:
Stock-based compensation expense	(9,116)	(9,160)	(2,773)
Other business pet acquisition expense	(541)	(499)	(820)
Pet acquisition expense for managing general agent policies	(443)	—	—
Net acquisition cost	$74,416	$64,034	$40,952

	Three Months Ended
	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021
New pet acquisition expense	$22,457	$22,434	$22,982	$21,627	$19,845	$19,708	$19,390	$19,704
Net of sign-up fee revenue	(1,191)	(1,339)	(1,252)	(1,202)	(1,162)	(1,268)	(1,260)	(1,264)
Excluding:
Stock-based compensation expense	(2,079)	(2,108)	(2,601)	(2,328)	(2,136)	(2,112)	(2,181)	(2,731)
Other business pet acquisition expense	(65)	(181)	(186)	(109)	(76)	(134)	(118)	(171)
Pet acquisition expense for managing general agent policies	(443)	—	—	—	—	—	—	—
Net acquisition cost	$18,679	$18,806	$18,943	$17,988	$16,471	$16,194	$15,831	$15,538
Components of Operating Results
General
We operate in two business segments: subscription business and other business. Our subscription business segment primarily relates to subscription fees from our direct-to-consumer products. Our other business segment includes revenue from other product offerings that generally have a business-to-business relationship and different margin profiles than our subscription business segment, including revenue from writing policies on behalf of third parties and revenue from other products and software solutions.
Revenue
We generate revenue in our subscription business segment primarily from subscription fees for our pet medical insurance. Fees are paid at the beginning of each subscription period. In most cases, our members authorize us to directly charge their credit card, debit card or bank account through automatic funds transfer. Subscription revenue is recognized on a pro rata basis over the enrollment term. Membership may be canceled at any time without penalty, and we issue a refund for the unused portion of the canceled membership.
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
Operating Expenses
Our operating expenses are classified into four categories: technology and development, general and administrative, new pet acquisition expense, and depreciation and amortization. For each category, except depreciation and amortization, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses and stock-based compensation expense.
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
Timing of price adjustments. Our subscription business’s cost-plus model depends on our ability to estimate our operating costs and expenses, including veterinary invoice expenses, and to adjust our pricing to achieve our target returns. We regularly reevaluate and adjust the price of our subscriptions, with a goal of achieving our targeted payout ratio, subject to the review and approval of applicable state regulators. This makes it important for us to accurately estimate our costs and to promptly pursue regulatory approval of pricing adjustments. We may, though, have timing mismatches during which our pricing does not reflect our current expense profile.
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
Geographic mix of sales. The relative mix of our business between the United States, Canada, and other jurisdictions, and between areas within those geographies, impacts the monthly average revenue per pet we receive. For example, prices from our plans could vary depending on the relative cost of veterinary care in different countries or areas. As our mix of business between geographies changes, our metrics, such as our monthly average revenue per pet, and our exposure to foreign exchange fluctuations will be impacted. As we expand into international markets and continue to explore other opportunities, we expect these effects to increase.
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

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenue:
Subscription business	$596,610	$494,862	$387,732
Other business	308,569	204,129	114,296
Total revenue	905,179	698,991	502,028
Cost of revenue:
Subscription business(1)	497,684	407,664	314,875
Other business	285,310	186,981	105,252
Total cost of revenue	782,994	594,645	420,127
Operating expenses:
Technology and development(1)	25,133	16,866	9,947
General and administrative(1)	39,379	31,893	21,847
New pet acquisition expense(1)	89,500	78,647	47,837
Depreciation and amortization	10,921	11,965	7,071
Total operating expenses	164,933	139,371	86,702
Loss from investment in joint venture	(253)	(171)	(126)
Operating loss	(43,001)	(35,196)	(4,927)
Interest expense	4,267	10	1,381
Other expense (income), net	(3,072)	14	(581)
Loss before income taxes	(44,196)	(35,220)	(5,727)
Income tax expense	476	310	113
Net loss	$(44,672)	$(35,530)	$(5,840)

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cost of revenue	$6,484	$7,148	$1,586
Technology and development	4,742	3,056	758
General and administrative	12,831	8,862	3,795
New pet acquisition expense	9,336	9,160	2,773
Total stock-based compensation expense	$33,393	$28,226	$8,912

	Year Ended December 31,
	2022	2021	2020
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	87	85	84
Operating expenses:
Technology and development	3	2	2
General and administrative	4	5	4
New pet acquisition expense	10	11	10
Depreciation and amortization	1	2	1
Total operating expenses	18	20	17
Loss from investment in joint venture	—	—	—
Operating loss	(5)	(5)	(1)
Interest expense	—	—	—
Other expense (income), net	—	—	—
Loss before income taxes	(5)	(5)	(1)
Income tax expense	—	—	—
Net loss	(5)%	(5)%	(1)%

Stock-based compensation expense:	Year Ended December 31,
	2022	2021	2020
	(as a percentage of revenue)
Cost of revenue	1%	1%	—%
Technology and development	1	1	1
General and administrative	1	—	—
New pet acquisition expense	1	1	1
Total stock-based compensation expense	4%	4%	2%

	Year Ended December 31,
	2022	2021	2020
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%
Subscription business cost of revenue	83	82	81

Comparison of the years ended December 31, 2022, 2021, and 2020
Revenue

	Year Ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$596,610	$494,862	$387,732	21%	28%
Other business	308,569	204,129	114,296	51	79
Total revenue	$905,179	$698,991	$502,028	29	39

Percentage of Revenue by Segment:
Subscription business	66%	71%	77%
Other business	34	29	23
Total revenue	100%	100%	100%

Total pets enrolled (at period end)	1,537,573	1,176,778	862,928	31	36
Total subscription pets enrolled (at period end)	869,862	704,333	577,957	24	22
Monthly average revenue per pet	$63.82	$63.56	$60.37	—	5
Average monthly retention	98.69%	98.74%	98.71%

Year ended December 31, 2022 compared to year ended December 31, 2021. Total revenue increased by $206.2 million to $905.2 million for the year ended December 31, 2022, or 29%. Revenue from our subscription business segment increased by $101.7 million to $596.6 million for the year ended December 31, 2022, or 21%. This increase was primarily due to a 19% increase in total subscription pets enrolled as of December 31, 2022 compared to a year ago, excluding pets acquired as part of business combinations in 2022. Average revenue per pet increased by 0.4% year over year, or 1.3% on a constant currency basis. Revenue from our other business segment increased by $104.4 million to $308.6 million, or 51%, for the year ended December 31, 2022, primarily due to a 41% increase in enrolled pets in this segment.

Cost of Revenue

	Year Ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$436,880	$356,448	$279,005	23%	28%
Other cost of revenue	60,804	51,216	35,870	19	43
Total cost of revenue	497,684	407,664	314,875	22	29
Other business:
Veterinary invoice expense	212,857	129,614	72,119	64	80
Other cost of revenue	72,453	57,367	33,133	26	73
Total cost of revenue	285,310	186,981	105,252	53	78

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	73%	72%	72%
Other cost of revenue	10	10	9
Total cost of revenue	83	82	81
Other business:
Veterinary invoice expense	69	63	63
Other cost of revenue	23	28	29
Total cost of revenue	92	92	92

Total pets enrolled (at period end)	1,537,573	1,176,778	862,928	31	36
Total subscription pets enrolled (at period end)	869,862	704,333	577,957	24	22
Monthly average revenue per pet	$63.82	$63.56	$60.37	—	5

Year ended December 31, 2022 compared to year ended December 31, 2021. Cost of revenue for our subscription business segment was $497.7 million, or 83% of revenue, for the year ended December 31, 2022, compared to $407.7 million, or 82%, of revenue, for the year ended December 31, 2021. This increase of 22% in subscription cost of revenue was primarily the result of a 19% increase in subscription pets enrolled, excluding pets acquired as part of business combinations, and a 2.5% increase in veterinary invoice expense per pet, or 2.9% on a constant currency basis. This was attributable to both increased cost and utilization of veterinary care. Cost of revenue for our other business segment increased by $98.3 million, or 53%, to $285.3 million for the year ended December 31, 2022, primarily due to the increase in enrolled pets in this segment.

Technology and Development Expenses

	Year Ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(in thousands, except percentages)
Technology and development	$25,133	$16,866	$9,947	49%	70%
Percentage of total revenue	3%	2%	2%

Year ended December 31, 2022 compared to year ended December 31, 2021. Technology and development expenses increased by $8.3 million, or 49%, to $25.1 million for the year ended December 31, 2022. The increase was primarily due to increased headcount and $1.7 million increase in associated stock-based compensation. Additionally, development expense, which totaled $7.8 million or 1% of total revenue, increased $4.1 million year over year as a result of investments in several pre-revenue initiatives. Technology and development expenses increased from 2% to 3% of total revenue year over year.

General and Administrative Expenses

	Year Ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(in thousands, except percentages)
General and administrative	$39,379	$31,893	$21,847	23%	46%
Percentage of total revenue	4%	5%	4%

Year ended December 31, 2022 compared to year ended December 31, 2021. General and administrative expenses increased by $7.5 million, or 23%, to $39.4 million for the year ended December 31, 2022. The increase was primarily due to a $4.0 million increase in stock-based compensation and a $3.1 million increase in compensation expense. General and administrative expenses decreased from 5% to 4% of total revenue year over year.

New Pet Acquisition Expense

	Year Ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(in thousands, except pet and per pet data)
New pet acquisition expense	$89,500	$78,647	$47,837	14%	64%
Percentage of total revenue	10%	11%	10%
Subscription Business:
Total subscription pets enrolled (at period end)	869,862	704,333	577,957	24	22
Average pet acquisition cost (PAC)	$289	$287	$247	1	16

Year ended December 31, 2022 compared to year ended December 31, 2021. New pet acquisition expense increased by $10.9 million, or 14%, to $89.5 million, for the year ended December 31, 2022. This $10.9 million increase was attributable to expenses to generate leads and increase conversion rates. Specifically, total subscription pets enrolled increased 19%, excluding pets acquired through business combinations, between compared periods. New pet acquisition expenses as a percentage of revenue was 10% for the year ended December 31, 2022, compared to 11% in the same period last year.

Depreciation and Amortization

	Year Ended December 31,			% Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(in thousands, except percentages)
Depreciation and amortization	$10,921	$11,965	$7,071	(9)%	69%
Percentage of total revenue	1%	1%	1%
Year ended December 31, 2022 compared to year ended December 31, 2021. Depreciation and amortization expense decreased by $1.0 million, or 9%, to $10.9 million for the year ended December 31, 2022.
Stock-Based Compensation
Year ended December 31, 2022 compared to year ended December 31, 2021. Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above. Stock-based compensation expense in total was $33.4 million for the year ended December 31, 2022, up from $28.2 million in the prior year period. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants, calculated according to our equity incentive plan.

Quarterly Results of Operations
The following tables contain selected quarterly financial information for the years ended December 31, 2022 and 2021. The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements and includes all adjustments that we consider necessary for a fair presentation of the information shown. These quarterly operating results for any fiscal quarter are not necessarily indicative of the operating results for any full fiscal year or future period.

Consolidated Statements of Operations Data:	Three Months Ended
	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021
	(in thousands)
Revenue:
Subscription business	$158,562	$152,401	$145,808	$139,839	$134,120	$127,077	$120,373	$113,292
Other business	87,447	81,359	73,603	66,160	60,259	54,590	47,887	41,393
Total revenue	246,009	233,760	219,411	205,999	194,379	181,667	168,260	154,685
Cost of revenue:
Subscription business(1)	131,823	128,158	122,440	115,263	108,627	103,754	99,746	95,537
Other business	80,537	75,543	68,388	60,842	55,217	49,747	43,969	38,048
Total cost of revenue	212,360	203,701	190,828	176,105	163,844	153,501	143,715	133,585
Operating expenses:
Technology and development(1)	6,955	6,553	6,396	5,229	4,665	4,391	4,079	3,731
General and administrative(1)	10,472	10,314	9,227	9,366	8,996	8,246	7,435	7,216
New pet acquisition expense(1)	22,457	22,434	22,982	21,627	19,845	19,708	19,390	19,704
Depreciation and amortization	2,897	2,600	2,707	2,717	2,770	2,944	3,158	3,093
Total operating expenses	42,781	41,901	41,312	38,939	36,276	35,289	34,062	33,744
Gain (loss) from investment in joint venture	(85)	(57)	(42)	(69)	(22)	(69)	5	(85)
Operating income (loss)	(9,217)	(11,899)	(12,771)	(9,114)	(5,763)	(7,192)	(9,512)	(12,729)
Interest expense	1,587	1,408	1,193	79	9	—	3	(2)
Other expense (income), net	(1,504)	(889)	(365)	(314)	236	(61)	(99)	(62)
Income (loss) before income taxes	(9,300)	(12,418)	(13,599)	(8,879)	(6,008)	(7,131)	(9,416)	(12,665)
Income tax expense (benefit)	(15)	496	19	(24)	1,034	(312)	(195)	(217)
Net income (loss)	$(9,285)	$(12,914)	$(13,618)	$(8,855)	$(7,042)	$(6,819)	$(9,221)	$(12,448)

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended
	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021
	(in thousands)
Cost of revenue	$1,346	$1,472	$1,830	$1,836	$1,379	$1,311	$1,224	$3,234
Technology and development	1,549	1,184	1,101	908	843	749	800	664
General and administrative	3,550	3,792	3,066	2,423	2,450	2,271	2,322	1,819
New pet acquisition expense	2,122	2,195	2,637	2,382	2,136	2,112	2,181	2,731
Total stock-based compensation expense	$8,567	$8,643	$8,634	$7,549	$6,808	$6,443	$6,527	$8,448

	Three Months Ended
	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021
Other Financial and Operational Data:
Total Business:
Total pets enrolled (at period end)	1,537,573	1,439,605	1,348,145	1,267,253	1,176,778	1,104,376	1,024,226	943,854
Subscription Business:
Total subscription pets enrolled (at period end)	869,862	808,077	770,318	736,691	704,333	676,463	643,395	609,835
Monthly average revenue per pet	$63.11	$63.80	$64.26	$64.21	$63.89	$63.60	$63.69	$62.97
Lifetime value of a pet, including fixed expenses	$641	$673	$713	$730	$717	$697	$681	$684
Average pet acquisition cost (PAC)	$283	$268	$309	$301	$306	$280	$284	$279
Average monthly retention	98.69%	98.71%	98.74%	98.75%	98.74%	98.72%	98.72%	98.73%

	Three Months Ended
	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	86	87	87	85	84	84	85	86
Operating expenses:
Technology and development	3	3	3	3	2	2	2	2
General and administrative	4	4	4	7	5	5	4	7
New pet acquisition expense	9	10	10	10	10	11	12	13
Depreciation and amortization	1	1	1	1	1	2	2	2
Total operating expenses	17	18	19	19	19	19	20	22
Gain (loss) from investment in joint venture	—	—	—	—	—	—	—	—
Operating income (loss)	(4)	(5)	(6)	(4)	(3)	(4)	(6)	(8)
Interest expense	1	1	1	—	—	—	—	—
Other expense (income), net	(1)	—	—	—	—	—	—	—
Income (loss) before income taxes	(4)	(5)	(6)	(4)	(3)	(4)	(6)	(8)
Income tax expense (benefit)	—	—	—	—	1	—	—	—
Net income (loss)	(4)%	(6)%	(6)%	(4)%	(4)%	(4)%	(5)%	(8)%

	Three Months Ended
	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%	100%	100%	100%	100%
Subscription business cost of revenue	83	84	84	82	81	82	83	84

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash (used in) provided by operating activities	$(8,000)	$7,458	$21,544
Net cash used in investing activities	(67,516)	(51,913)	(76,747)
Net cash (used in) provided by financing activities	60,743	(1,125)	170,848
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash, net	(1,459)	252	(16)
Net change in cash, cash equivalents, and restricted cash	$(16,232)	$(45,328)	$115,629
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
Our primary sources of liquidity are cash provided by operations and available borrowings from our Credit Facility, under which we have $75.0 million remaining credit as of December 31, 2022. We believe these sources are sufficient to fund our operations and capital requirements for the next 12 months. As we continue to grow and consider strategic opportunities, however, we may explore additional financing to fund our operations and growth or to meet capital requirements. Financing could include equity, equity-linked, or debt financing. Additional financing may not be available to us on acceptable terms, or at all.
As of December 31, 2022, we had $222.4 million in cash, cash equivalents and short-term investments and $75.0 million available under our Credit Facility. The Credit Facility is secured by substantially all of our assets and those of our subsidiaries. In addition, most of the assets in our insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of December 31, 2022, total assets and liabilities held outside of our insurance entities were $211.0 million and $103.9 million, respectively, including $7.2 million of cash and cash equivalents that were segregated from other operating funds and held in trust for the payment of veterinary invoices on behalf of our insurance subsidiaries. For further information, refer to "—Regulation".
In April 2021, our board of directors approved a share repurchase program, pursuant to which we may, between May 2021 and May 2026, repurchase outstanding shares of our common stock. While our board of directors has approved the program, any repurchase activity is subject to quarterly assessment and board approval, based on various factors including available cash, stock price relative to our estimated intrinsic value, forecasted operating results, and available opportunities to otherwise deploy capital for business expansion. We repurchased 95,021 shares under this program during the year ended December 31, 2022.
Operating Cash Flows
We derive operating cash flows primarily from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments, develop new product offerings and to fund projects that improve our members' experience. Net cash used by operating activities was $8.0 million for the year ended December 31, 2022, compared to $7.5 million net cash provided by operating activities for the year ended December 31, 2021. The change was primarily driven by increased pet acquisition spend during the current period to drive new pet enrollments and future growth and faster payment of veterinary invoices. Changes in accounts receivable and deferred revenue were primarily related to annual policies with monthly payment terms within our other business segment.
Investing Cash Flows
Net cash used in investing activities was $67.5 million for the year ended December 31, 2022, compared to $51.9 million for the year ended December 31, 2021. The change was primarily related to cash paid for business acquisitions as well as purchases of property, equipment and intangible assets, primarily related to development of internal use software focused on new product initiatives and member experience improvements.
Financing Cash Flows
Net cash provided by financing activities was $60.7 million for the year ended December 31, 2022, compared to $1.1 million net cash used by financing activities during the same period in the prior year, primarily due to net proceeds from the term loans under the new Credit Facility which closed in March 2022, partially offset by $5.8 million used for the repurchase of shares of our common stock during the period.

Long-Term Debt
Our Credit Facility provides us with up to $150.0 million of credit. As of December 31, 2022, we issued term loans totaling $75.0 million under the Credit Facility. Refer to Note 11, Debt, included in Item 8 of this report, for further details.
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
As of December 31, 2022, our reserve for veterinary invoices was $43.7 million, consisting of $42.4 million for the amount we expect to pay in the future for veterinary invoices dated between January 1, 2022 and December 31, 2022, inclusive of related processing costs, and a reserve of $1.3 million for invoices dated prior to January 1, 2022. We believe the reserve amount as of December 31, 2022 is adequate, and we do not believe that there are any reasonably likely changes in the facts or circumstances underlying key assumptions that would result in the reserve balance being insufficient in an amount that would have a material impact on our reported results, financial position or liquidity. The ultimate liability, however, may be in excess of or less than the amount we have reserved.
For the year ended December 31, 2022, we paid $36.6 million for veterinary invoices dated on or before December 31, 2021, including related processing costs. Our reserve estimate for these expenses was $39.7 million as of December 31, 2021. As of December 31, 2022, we reevaluated the remaining reserve for those periods prior to December 31, 2021 and recorded an adjustment to our income statement to decrease it by $1.7 million.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads) and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures are managed as of December 31, 2022. Our market risk sensitive instruments are primarily entered into for purposes other than trading.
Interest Rate Risk
The primary market risks to our investment portfolio are interest rate risk and credit risk associated with investments in fixed maturity securities. The objective of our investment activities is to maintain principal and the majority of our investments are short-term in nature. For additional information regarding our investments, refer to Note 6, Investments, included in Item 8 of this report.
Additionally, we are exposed to interest rate risk as a result of our debt and our investment activities. Our Credit Facility bears interest at a floating base rate plus an applicable margin. As of December 31, 2022, our aggregate outstanding indebtedness was $69.5 million. A 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations. For additional information regarding our debt, refer to Note 11, Debt, included in Item 8 of this report.
We may be exposed to interest rate risk as a result of our debt and our investment activities. The primary objective of our investment activities is to maintain principal and the majority of our investments are short-term in nature. A 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.
Foreign Currency Exchange Risk
We generate approximately 15% of our revenue in Canada. As our operations in Canada or the United States grow on an absolute basis and/or relative to one another, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates. A 10% change in the Canadian currency exchange rate could have a material impact on our consolidated financial condition or results of operations. A hypothetical change of this magnitude would have increased or decreased our total revenues by approximately $13.7 million, total expenses by approximately $9.9 million, and have a net impact of $3.8 million of income or loss for the year ended December 31, 2022. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future.

Item 8. Financial Statements and Supplementary Data

Trupanion, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trupanion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trupanion, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

Reserve for Veterinary Invoices

Description of the Matter
The Company’s reserve for veterinary invoices totaled $43.7 million as of December 31, 2022. As discussed in Note 1 to the financial statements, the Company’s reserve for veterinary invoices is based on an actuarial analysis of the Company’s historical experience including the number of veterinary invoices it expects to receive, the average cost of those veterinary invoices, the length of time between the date of the veterinary invoice and the date the Company receives the veterinary invoice and the members’ chosen deductibles.

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

Seattle, Washington
February 16, 2023

Trupanion, Inc. Consolidated Statements of Operations (in thousands, except per share data)
	Year Ended December 31,
	2022	2021	2020
Revenue	$905,179	$698,991	$502,028
Cost of revenue:
Veterinary invoice expense(1)	649,737	486,062	351,124
Other cost of revenue(1)	133,257	108,583	69,003
Total cost of revenue	782,994	594,645	420,127
Operating expenses:
Technology and development(1)	25,133	16,866	9,947
General and administrative(1)	39,379	31,893	21,847
New pet acquisition expense(1)	89,500	78,647	47,837
Depreciation and amortization	10,921	11,965	7,071
Total operating expenses	164,933	139,371	86,702
Loss from investment in joint venture	(253)	(171)	(126)
Operating loss	(43,001)	(35,196)	(4,927)
Interest expense	4,267	10	1,381
Other expense (income), net	(3,072)	14	(581)
Loss before income taxes	(44,196)	(35,220)	(5,727)
Income tax expense	476	310	113
Net loss	$(44,672)	$(35,530)	$(5,840)

Net loss per share:
Basic and diluted	$(1.10)	$(0.89)	$(0.16)
Weighted average shares of common stock outstanding:
Basic and diluted	40,765,355	40,137,505	35,858,869

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	$4,145	$4,538	$1,118
Other cost of revenue	2,339	2,610	468
Technology and development	4,742	3,056	758
General and administrative	12,831	8,862	3,795
New pet acquisition expense	9,336	9,160	2,773

Trupanion, Inc. Consolidated Statements of Comprehensive Loss (in thousands)
	Year Ended December 31,
	2022	2021	2020
Net loss	$(44,672)	$(35,530)	$(5,840)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,412)	(496)	2,496
Net unrealized gain (loss) on available-for-sale debt securities	(4,966)	502	325
Other comprehensive income (loss), net of taxes	(9,378)	6	2,821
Comprehensive income (loss)	$(54,050)	$(35,524)	$(3,019)

Trupanion, Inc. Consolidated Balance Sheets (in thousands, except share data)
	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$65,605	$87,400
Short-term investments	156,804	126,012
Accounts and other receivables, net of allowance for doubtful accounts of $540 at December 31, 2022 and $342 at December 31, 2021	232,439	165,217
Prepaid expenses and other assets	14,248	12,325
Total current assets	469,096	390,954
Restricted cash	19,032	13,469
Long-term investments	7,841	7,061
Property and equipment, net	90,701	77,950
Intangible assets, net	24,031	22,663
Other long-term assets	18,943	17,776
Goodwill	41,983	32,709
Total assets	$671,627	$562,582
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,471	$8,952
Accrued liabilities and other current liabilities	32,616	28,162
Reserve for veterinary invoices	43,734	39,671
Deferred revenue	202,692	146,911
Long-term debt - current portion	1,103	—
Total current liabilities	289,616	223,696
Long-term debt	68,354	—
Deferred tax liabilities	3,392	2,827
Other liabilities	4,968	3,859
Total liabilities	366,330	230,382
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 42,041,344 and 41,013,158 shares issued and outstanding at December 31, 2022 and 41,408,350 and 40,475,185 shares issued and outstanding at December 31, 2021	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	499,694	466,792
Accumulated other comprehensive income (loss)	(6,301)	3,077
Accumulated deficit	(171,562)	(126,890)
Treasury stock, at cost: 1,028,186 and 933,165 shares at December 31, 2022 and 2021	(16,534)	(10,779)
Total stockholders’ equity	305,297	332,200
Total liabilities and stockholders’ equity	$671,627	$562,582

Trupanion, Inc. Consolidated Statements of Stockholders’ Equity (in thousands, except share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2020	34,947,017	$—	$232,731	$(85,520)	$250	$(10,701)	$136,760
Issuance of common stock from private placement	3,636,364	—	192,265	—	—	—	192,265
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	870,726	—	4,864	—	—	—	4,864
Stock-based compensation expense	—	—	9,147	—	—	—	9,147
Repurchases of common stock	(3,300)	—	—	—	—	(78)	(78)
Other comprehensive income (loss)	—	—	—	—	2,821	—	2,821
Net loss	—	—	—	(5,840)	—	—	(5,840)
Balance at December 31, 2020	39,450,807	—	439,007	(91,360)	3,071	(10,779)	339,939
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	1,024,378	—	(1,117)	—	—	—	(1,117)
Stock-based compensation expense	—	—	28,902	—	—	—	28,902
Other comprehensive income (loss)	—	—	—	—	6	—	6
Net loss	—	—	—	(35,530)	—	—	(35,530)
Balance at December 31, 2021	40,475,185	—	466,792	(126,890)	3,077	(10,779)	332,200
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	632,994	—	(2,124)	—	—	—	(2,124)
Stock-based compensation expense	—	—	35,026	—	—	—	35,026
Repurchases of common stock	(95,021)	—	—	—	—	(5,755)	(5,755)
Other comprehensive income (loss)	—	—	—	—	(9,378)	—	(9,378)
Net loss	—	—	—	(44,672)	—	—	(44,672)
Balance at December 31, 2022	41,013,158	$—	$499,694	$(171,562)	$(6,301)	$(16,534)	$305,297

Trupanion, Inc. Consolidated Statements of Cash Flows (in thousands)
	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(44,672)	$(35,530)	$(5,840)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	10,921	11,965	7,071
Stock-based compensation expense	33,393	28,226	8,912
Other, net	1,051	(1,927)	153
Changes in operating assets and liabilities:
Accounts and other receivables	(66,982)	(66,170)	(43,272)
Prepaid expenses and other assets	(5,227)	(3,055)	(2,839)
Accounts payable, accrued liabilities, and other liabilities	3,136	8,796	9,951
Reserve for veterinary invoices	4,227	10,768	7,662
Deferred revenue	56,153	54,385	39,746
Net cash provided by (used in) operating activities	(8,000)	7,458	21,544
Investing activities
Purchases of investment securities	(273,006)	(95,672)	(65,286)
Maturities and sales of investment securities	239,210	57,869	44,066
Cash paid in business acquisitions, net of cash acquired	(15,034)	—	(48,133)
Purchases of property and equipment	(17,088)	(12,355)	(7,451)
Other	(1,598)	(1,755)	57
Net cash provided by (used in) investing activities	(67,516)	(51,913)	(76,747)
Financing activities
Issuance of common stock, net of offering costs	—	—	192,265
Repurchase of common stock	(5,755)	—	—
Proceeds from exercise of stock options	2,290	3,607	6,013
Shares withheld to satisfy tax withholding	(4,359)	(4,732)	(1,115)
Proceeds from debt financing, net of financing fees	69,138	—	6,213
Repayment of debt financing	(571)	—	(32,450)
Other	—	—	(78)
Net cash provided by (used in) financing activities	60,743	(1,125)	170,848
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(1,459)	252	(16)
Net change in cash, cash equivalents, and restricted cash	(16,232)	(45,328)	115,629
Cash, cash equivalents, and restricted cash at beginning of period	100,869	146,197	30,568
Cash, cash equivalents, and restricted cash at end of period	$84,637	$100,869	$146,197
Supplemental disclosures
Income taxes paid (refund)	$2,498	$282	$(31)
Interest paid	3,353	16	1,363
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	1,324	729	861
Acquisition-related contingent consideration recorded as a liability	—	—	162

Trupanion, Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations and Summary of Significant Accounting Policies
Description of Business
Trupanion, Inc. (collectively with its wholly-owned subsidiaries, the "Company") provides medical insurance for cats and dogs throughout the United States, Canada, Puerto Rico, and Australia. Through the Company's data-driven, vertically-integrated approach, the Company develops and offers high value medical insurance products, priced specifically for each pet’s unique characteristics and coverage level.
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
The Company considers any cash account that is contractually restricted to withdrawal or use to be restricted cash. The Company is required to maintain certain restricted cash balances to comply with insurance company regulations. As of December 31, 2022, the Company was in compliance with all requirements.
Accounts and Other Receivables
Receivables are comprised of trade receivables and other miscellaneous receivables. Accounts and other receivables are carried at their estimated collectible amounts. Accounts receivable balance is primarily related to the Company’s other business segment where the Company generates revenue from underwriting policies through unaffiliated general agents. These policies are typically annual policies, with monthly payment terms through the end of the twelve-month period. The Company had $220.8 million and $159.4 million accounts receivable associated with underwriting these policies as of December 31, 2022 and 2021, respectively.
Deferred Acquisition Costs
The Company incurs certain costs, including premium taxes, fees and enrollment-based bonuses, and referral fees that directly relate to the successful acquisition of new or renewal customer contracts. These costs are deferred and are included in prepaid expenses and other assets on the consolidated balance sheet and amortized over the related policy term to the applicable financial statement line item, either new pet acquisition expense or other cost of revenue. Deferred acquisition costs as of December 31, 2022 and 2021 were $6.0 million and $4.3 million, respectively. Amortized deferred acquisition costs classified within new pet acquisition expense amounted to $4.9 million, $4.7 million, and $3.2 million and amortized deferred acquisition costs classified within other cost of revenue amounted to $33.9 million, $30.5 million, and $23.2 million, for the years ended December 31, 2022, 2021, and 2020, respectively.
Investments
The Company invests in investment grade fixed maturity securities of varying maturities. Available-for-sale securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive loss. Held-to-maturity securities are reported at amortized cost. Premiums or discounts on fixed maturity securities are amortized or accreted over the life of the security and included in interest income. There have been no realized gains and losses on sales of fixed maturity securities.

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
Asset Impairment
Long-lived assets, including property, equipment, and intangible assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured as the amount the asset's carrying value exceeds its fair value. The Company has recognized no impairment loss on long-lived assets for the years ended December 31, 2022, 2021, and 2020.
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
Other Income, Net
Other income, net, was $3.1 million, nil, and $0.6 million, including interest income of $3.0 million, $0.3 million, and $0.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Advertising
Advertising costs are expensed as incurred, with the exception of television advertisements, which are expensed the first time each advertisement is aired. Advertising costs amounted to $25.5 million, $23.6 million and $13.4 million, in the years ended December 31, 2022, 2021 and 2020, respectively.

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
Foreign Currency Translation
The Company’s consolidated financial statements are reported in U.S. dollars. Assets and liabilities denominated in foreign currencies were translated to U.S. dollars, the reporting currency, at the exchange rates in effect on the balance sheet date. Revenue and expenses denominated in foreign currencies were translated to U.S. dollars using a weighted average rate for the relevant reporting period. Cumulative translation adjustments of $2.8 million, $(1.6) million, and $(2.1) million were recorded in accumulated other comprehensive loss (income) as of December 31, 2022, 2021, and 2020, respectively.

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

For the Company’s Canadian business, all plans are written by Omega and the risk is assumed by the Company through a fronting and reinsurance agreement. Premiums are recognized and earned pro rata over the terms of the related customer contracts. Revenue recognized from the agreement in 2022, 2021, and 2020 was $135.9 million, $112.0 million and $81.3 million, respectively, and deferred revenue relating to this arrangement at December 31, 2022 and 2021 was $6.4 million and $4.7 million, respectively. Reinsurance revenue was 15%, 16%, and 16% of total revenue in 2022, 2021, and 2020, respectively. Cash designated for the purpose of paying claims related to this reinsurance agreement was $7.2 million and $7.7 million at December 31, 2022 and 2021, respectively. In addition, as required by the Office of the Superintendent of Financial institutions regulations related to the Company’s reinsurance agreement with Omega, the Company is required to fund a Canadian Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of December 31, 2022, the account balance was CAD $10.4 million and the Company was in compliance with all requirements.

The Company has not transferred any risk to third-party reinsurers.
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents, investments, and debt. The Company manages its risk by investing cash equivalents and investment securities in money market instruments and securities of the U.S. government, U.S. government agencies and high-credit-quality issuers of debt securities.

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
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	As of December 31,
	2022	2021	2020
Stock options	629,650	807,205	1,459,290
Restricted stock awards and restricted stock units	1,112,552	1,087,627	782,755

3. Business Combinations
PetExpert
On November 16, 2022, the Company acquired 100% of voting equity interest in Royal Blue s.r.o., the parent company of PetExpert, a veterinary-centric, managing general agent for pet insurance with operations in the Czech Republic, Slovakia, and Belgium for approximately $12.3 million in net cash. The acquisition provides the Company with a foothold in Europe, allowing for expansion within different countries within the region. Additionally, the acquired technology from PetExpert focuses on the pet space and, along with the acquired personnel, is intended to enable the Company to improve its back-end software to help facilitate growth opportunities. The Company incurred $0.2 million of acquisition-related costs that were recorded in general and administrative expenses.
The acquisition is recorded using the purchase method of accounting in accordance with Accounting Standards Codification (ASC) 805, Business Combinations, which requires that the assets acquired and liabilities assumed to be recorded at their respective fair values at the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill. The application of the purchase method of accounting resulted in the recognition of intangible assets, the estimated fair values of which involved a discounted cash flow model and certain assumptions and estimates, including but not limited to, revenue growth rates and margins, attrition rates, and discount rates. These estimates are inherently uncertain and unanticipated events and circumstances may occur which could affect the accuracy or validity of estimates used in purchase accounting. The purchase price allocation recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

November 16,
2022
Current assets, net of cash acquired	$295
Property and equipment and other long-term assets	27
Amortizable intangible assets	5,121
Goodwill	9,541
Current liabilities and short-term loan	(1,677)
Deferred tax liability and other liabilities	(1,056)
Total consideration transferred, net of cash acquired	$12,251

The Company acquired intangible assets which included developed technologies and customer relationships with an estimated useful life of 5.0 years. The goodwill recognized is attributable primarily to going concern value such as assembled workforce, future technology development, future customers, and expected synergies from incorporating the operations into the Company’s portfolio. It has been assigned to the subscription business segment. None of the goodwill associated with this acquisition is expected to be deductible for income tax purposes.
As of the acquisition date, the Company assumed a credit agreement entered into by PetExpert in 2021 that provides for a revolving line of credit. The maximum credit limit at December 31, 2022 was $0.4 million. To the extent not previously paid, the line of credit is due on May 31, 2023. As of December 31, 2022, PetExpert had $0.4 million debt issued and outstanding under this assumed credit agreement.
Smart Paws
On August 31, 2022, the Company completed an acquisition of 100% of the equity of Smart Paws GmbH (Smart Paws), a managing general agent for pet insurance with operations in Germany and Switzerland, for approximately $2.8 million in net cash. The acquisition of Smart Paws provides the Company with a foothold in Europe, allowing for expansion within different countries within the region. The Company incurred $0.1 million of acquisition related costs that were included in general and administrative expenses during the year ended December 31, 2022.

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
The results of PetExpert and Smart Paws operations have been included in the consolidated financial statements since the acquisition date, but were immaterial to the Company's consolidated financial statements.

4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Land and improvements	$15,911	$15,911
Building and improvements	48,963	48,547
Software	55,932	37,984
Office equipment and other	6,814	6,258
Construction in progress	262	540
Property and equipment, at cost	127,882	109,240
Less: Accumulated depreciation	(37,181)	(31,290)
Property and equipment, net	$90,701	$77,950
Depreciation expense related to property and equipment was $6.1 million, $7.1 million and $5.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

5. Goodwill and Intangible Assets
Goodwill arises from business acquisitions in which the purchase price exceeds the fair value of tangible and intangible assets acquired less assumed liabilities.
The following is a summary of goodwill by reportable segment for the year ended December 31, 2022 (in thousands):

	Subscription Business	Other Business	Total
Balance as of December 31, 2021	$32,709	$—	$32,709
Acquisitions	12,159	—	12,159
Effects of foreign currency	(2,885)	—	(2,885)
Balance as of December 31, 2022	$41,983	$—	$41,983

The following table presents the detail of intangible assets other than goodwill for the periods presented (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life Remaining as of December 31, 2022
December 31, 2022:
Licenses	$4,773	$—	$4,773	N/A
Leases	2,959	(2,866)	93	1.0
Trade name	1,228	(266)	962	7.8
Developed technologies	16,770	(5,164)	11,606	3.6
Customer relationships	7,980	(3,001)	4,979	3.1
Patents, trademarks, and other	2,768	(1,150)	1,618	4.3
Total Intangibles	$36,478	$(12,447)	$24,031	3.9
December 31, 2021:
Licenses	$4,773	$—	$4,773
Leases	2,959	(2,539)	420
Trade name	1,373	(160)	1,213
Developed technologies	11,516	(2,721)	8,795
Customer relationships	7,589	(1,771)	5,818
Patents, trademarks, and other	2,373	(729)	1,644
Total Intangibles	$30,583	$(7,920)	$22,663
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
Amortization expense associated with intangible assets was $4.8 million, $4.9 million, and $1.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2022, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31:
2023	$5,606
2024	5,175
2025	4,456
2026	1,459
2027	1,311
Thereafter	589
Total	$18,596

6. Investments
Available-for sale securities are classified as short-term versus long-term investments based on whether they represent the investment of funds available for current operations. All available-for-sale securities are considered short-term in nature, with the exception of certain long-term investments that are being held for statutory requirements. Held-to-maturity securities are classified as short-term versus long-term investments based on the effective maturity dates. The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of December 31, 2022 and 2021 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2022
Long-term investments:
Available-for-Sale Investments
Foreign deposits	$7,683	$—	$—	$7,683
	$7,683	$—	$—	$7,683
Held-to-Maturity Investments
U.S. Treasury securities	$158	$—	$(4)	$154
	$158	$—	$(4)	$154
Short-term investments:
Available-for-Sale Investments
U.S. Treasury securities	$42,833	$—	$(186)	$42,647
Mortgage-backed securities and collateralized mortgage obligations	8,015	—	(97)	7,918
Other asset-backed securities	11,286	—	(77)	11,209
Municipal bond	1,000	—	(6)	994
Corporate bonds	37,793	—	(262)	37,531
	$100,927	$—	$(628)	$100,299
Held-to-Maturity Investments
U.S. Treasury securities	$12,059	$—	$(58)	$12,001
Certificates of deposit	3,254	—	—	3,254
U.S. government funds	41,192	—	—	41,192
	$56,505	$—	$(58)	$56,447

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2021
Long-term investments:
Available-for-Sale Investments
Foreign deposits	$6,050	$—	$—	$6,050
Municipal bond	1,000	11	—	1,011
	$7,050	$11	$—	$7,061
Short-term investments:
Held-to-Maturity Investments
U.S. Treasury securities	$8,671	$—	$(9)	$8,662
Certificates of deposit	3,295	—	—	3,295
U.S. government funds	114,046	—	—	114,046
	$126,012	$—	$(9)	$126,003

Maturities of debt securities classified as available-for-sale and held-to-maturity were as follows (in thousands):

	December 31, 2022
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$10,137	$10,108
Due after one year through five years	98,473	97,875
	$108,610	$107,983
Held-to-maturity:
Due under one year	$56,505	$56,447
Due after one year through five years	158	154
	$56,663	$56,601
The Company does not expect any credit losses from its held-to-maturity investments, considering the composition of the investment portfolio and the credit loss history of these investments. For available-for-sale debt securities, the Company determined that there was $0.6 million of unrealized losses and nil for the years ended December 31, 2022 and 2021, respectively. Further, any available-for-sale debt securities with unrealized losses have been in the loss position for less than twelve months. The Company does not expect any credit losses from its available-for-sale debt securities, considering the composition of the investment portfolio and the credit rating of these investments. For those securities, the Company determined it is not likely to, and did not intend to, sell prior to a potential recovery.
Proceeds from the sales of fixed maturities classified as available-for-sale were $43.0 million and nil during the years ended December 31, 2022 and 2021, respectively.

7. Other Investments
Investment in Variable Interest Entity
The Company has invested $7.0 million in preferred stock of a variable interest entity, Baystride, Inc., a U.S.-based privately held corporation operating in the pet food industry. The Company does not have power over the activities that most significantly impact the economic performance of the variable interest entity and is, therefore, not the primary beneficiary. The Company has the option to purchase all of the outstanding common stock issued by the variable interest entity in 2023 at an amount approximating its expected fair value. The preferred stock investment in the variable interest entity is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date — see Note 8.
Additionally, the Company has extended a $5.6 million revolving line of credit to the variable interest entity to fund its inventory purchases. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit, including accrued interest, was $6.3 million and $4.5 million as of December 31, 2022 and 2021, respectively. The Company has also entered into a series of agreements to provide ancillary services to, and receive reimbursement from, the variable interest entity at cost. The Company provided $0.8 million and $0.9 million of these services for the years ended December 31, 2022 and 2021, respectively.
Investment in Joint Venture
In September 2018, the Company acquired a non-controlling equity interest in a joint venture in Australia, whereby it has committed to licensing certain intellectual property and contributing up to $2.2 million AUD upon the achievement of specific operational milestones over a period of at least four years from the agreement execution date. As of December 31, 2022, the Company has contributed $1.0 million AUD. This equity investment is accounted for using the equity method and is classified in other long-term assets on the Company's consolidated balance sheet. The Company's share of income and losses from this equity method investment is included in gain (loss) from investment in joint venture on its consolidated statement of operations. Also included in this line item are income and expenses associated with administrative services provided to the joint venture.

8. Fair Value
Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$1,633	$1,633	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	7,918	—	7,918	—
Other asset-backed securities	11,209	—	11,209	—
Corporate bonds	37,531	—	37,531	—
Foreign deposits	7,683	7,683	—	—
Municipal bond	994	—	994	—
U.S. Treasury securities	42,647	—	42,647	—
Preferred stock in variable interest entity	4,115	—	—	4,115
Total	$113,730	$9,316	$100,299	$4,115

	As of December 31, 2021
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$32,255	$32,255	$—	$—
Fixed maturities:
Foreign deposits	6,050	6,050	—	—
Municipal bond	1,011	—	1,011	—
Preferred stock in variable interest entity	8,442	—	—	8,442
Total	$47,758	$38,305	$1,011	$8,442
The Company measures the fair value of money market funds and foreign deposits based on quoted prices in active markets for identical assets. Our fixed maturity investments classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including pricing vendors, dealers/market makers, and exchange-quoted prices. The fair value of our fixed maturity investments classified as Level 2 is based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Held-to-maturity investments are carried at amortized cost and the fair value and changes in unrealized gains (losses) are disclosed in Note 6, Investments. The fair value of these investments is determined in the same manner as available-for-sale securities and are considered either a Level 1 or Level 2 measurement.
The Company's preferred stock investment in the variable interest entity (see Note 7) is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement, and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. Estimated fair value was $4.1 million and $8.4 million as of December 31, 2022 and 2021, respectively, recorded in other long-term assets on the Company's consolidated balance sheet. A $4.3 million unrealized loss and a $0.5 million unrealized gain was recorded in the statement of other comprehensive income for the year ended December 31, 2022 and 2021, respectively. The Company considers the unrealized loss of $2.9 million as of December 31, 2022 to be temporary in nature.
The Company's other long-term assets balance also included notes receivable of $9.3 million and $7.6 million as of December 31, 2022 and 2021, respectively, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.

The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at December 31, 2022.
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the years ended December 31, 2022 and 2021.

9. Commitments and Contingencies
Legal Proceedings
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
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Year Ended December 31,
Subscription	2022	2021	2020
Reserve at beginning of year	$22,407	$19,925	$15,541
Veterinary invoices during the period related to:
Current year	439,679	357,859	278,776
Prior years	(2,799)	(1,411)	229
Total veterinary invoice expense	436,880	356,448	279,005
Amounts paid during the period related to:
Current year	414,778	333,182	259,971
Prior years	18,739	16,109	13,387
Total paid	433,517	349,291	273,358
Non-cash expenses	4,227	4,675	1,263
Reserve at end of period	$21,543	$22,407	$19,925
The Company's reserve for the subscription business segment decreased $0.9 million from $22.4 million at December 31, 2021 to $21.5 million at December 31, 2022. This change was primarily comprised of $436.9 million in expense recorded during the period less $433.5 million in payments of veterinary invoices. This $436.9 million in veterinary invoice expense incurred included a reduction of $2.8 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. The Company's adjustments to prior year reserves were a reduction of $1.4 million and an increase of $0.2 million as a result of analysis of payment trends in the years ended December 31, 2021 and 2020, respectively.

Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Year Ended December 31,
Other Business	2022	2021	2020
Reserve at beginning of year	$17,264	$9,004	$5,653
Veterinary invoices during the period related to:
Current year	211,729	129,826	72,286
Prior years	1,128	(212)	(167)
Total veterinary invoice expense	212,857	129,614	72,119
Amounts paid during the period related to:
Current year	190,031	112,574	63,359
Prior years	17,899	8,780	5,409
Total paid	207,930	121,354	68,768
Non-cash expenses	—	—	—
Reserve at end of period	$22,191	$17,264	$9,004

The Company’s reserve for the other business segment increased $4.9 million from $17.3 million at December 31, 2021 to $22.2 million at December 31, 2022. This change was comprised of $212.9 million in expense recorded during the period less $207.9 million in payments of veterinary invoices. This $212.9 million in veterinary invoice expense incurred included an increase of $1.1 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. The Company's adjustments to decrease prior year reserves were $0.2 million and $0.2 million as a result of analysis of payment trends in each of the years ended December 31, 2021 and 2020, respectively.
Veterinary invoice expenses

In the following tables, the cumulative number of veterinary invoices represents the total number received as of December 31, 2022, by year the veterinary invoice relates to, referred to as the year of occurrence. If a pet is injured or becomes ill, multiple trips to the veterinarian may result in several invoices. Each of these veterinary invoices is included in the cumulative number, regardless of whether the veterinary invoice was paid. Information for years 2019 through 2021 is provided as required supplementary information. Amounts in these tables are presented on a constant currency basis to remove the impact of changes in the foreign currency exchange rate on development. The cumulative expenses as of the end of each year are revalued using the currency exchange rate as of December 31, 2022.

The following table summarizes the development of veterinary invoice expense, on a constant currency basis, for the Company's subscription business segment by year of occurrence (in thousands, except for cumulative number of veterinary invoices data):

	Cumulative veterinary invoice expenses				Reserve	Cumulative number of veterinary invoices

	As of December 31,				As of December 31,
Subscription	2019	2020	2021	2022	2022	2022
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2019	$231,064	$231,451	$231,271	$231,004	$—	1,062,289
2020		$278,199	$277,297	$276,811	$—	1,196,283
2021			$352,736	$350,462	$869	1,461,528
2022				$436,406	$20,674	1,647,508
				$1,294,683	$21,543

The following table summarizes the development of veterinary invoice expense, on a constant currency basis, for the Company's other business segment by year of occurrence (in thousands, except for cumulative number of veterinary invoices data):

	Cumulative veterinary invoice expenses				Reserve	Cumulative number of veterinary invoices

	As of December 31,				As of December 31,
Other Business	2019	2020	2021	2022	2022	2022
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2019	$38,879	$38,604	$38,676	$38,725	$—	283,095
2020		$72,284	$72,021	$72,251	$—	535,071
2021			$129,809	$130,645	$493	901,453
2022				$211,720	$21,698	1,210,566
				$453,341	$22,191

Cumulative paid veterinary invoice expense

In the following tables, amounts are by the year the veterinary invoice relates to, referred to as the year of occurrence. Amounts in these tables are presented on a constant currency basis to remove the impact of changes in the foreign currency exchange rate. The cumulative amounts paid as of the end of each year are revalued using the currency exchange rate as of December 31, 2022. Information for years 2019 through 2021 is provided as required supplementary information.

The following table summarizes the amounts paid for veterinary invoices, inclusive of related internal processing costs and reported on a constant currency basis, for the subscription segment (in thousands):

	Year Ended December 31,
Subscription	2019	2020	2021	2022
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2019	$217,546	$229,779	$230,609	$231,004
2020		$260,786	$275,564	$276,811
2021			$332,895	$349,593
2022				$415,732
				$1,273,140
Total amounts unpaid and recorded as a liability				$21,543

The following table summarizes the amounts paid for veterinary invoices, inclusive of related internal processing costs and reported on a constant currency basis, for the other business segment (in thousands):

	Year Ended December 31,
Other Business	2019	2020	2021	2022
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2019	$33,252	$38,572	$38,676	$38,725
2020		$63,357	$72,009	$72,251
2021			$112,557	$130,152
2022				$190,022
				$431,150
Total amounts unpaid and recorded as a liability				$22,191

11. Debt
On March 25, 2022, the Company entered into a credit agreement with Piper Sandler Finance, LLC that provides the Company with $150.0 million in credit (the Credit Facility) consisting of:
(a) an initial term loan in an aggregate principal amount of $60.0 million (Initial Term Loan), which was funded at closing;
(b) commitments for delayed draw term loans in an aggregate principal amount not in excess of $75.0 million (Delayed Draw Term Loans, and together with the Initial Term Loan, the Term Loans), which may be drawn from time to time until September 25, 2023. On December 29, 2022, the Company borrowed a Delayed Draw Term loan of $15.0 million; and
(c) commitments for revolving loans in an aggregate principal amount at any time outstanding not in excess of $15.0 million (Revolving Loans), which may be drawn at any time prior to March 25, 2027.
The Credit Facility bears interest at a floating base rate plus an applicable margin. The stated interest rate as of December 31, 2022 was approximately 9.7% for the original $60.0 million term loan and for the $15.0 million term loan. The Company incurred total debt issuance cost of approximately $5.9 million, which is reported in the Consolidated Balance Sheet as a direct reduction from the carrying amount of the Credit Facility, and is amortized as interest expense over the term of five years.
The Credit Facility is secured by substantially all assets of the Company and its subsidiaries. Proceeds from the Credit Facility may be used for permitted acquisitions and investments, working capital and other general corporate purposes. The Credit Agreement contains financial and other covenants. As of December 31, 2022, the Company was in compliance with all financial and non-financial covenants.
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
Future principal payments on outstanding borrowings as of December 31, 2022 are as follows (in thousands):

Year Ending December 31,	December 31, 2022
2023	$1,103
2024	750
2025	750
2026	750
2027	71,513
Total	$74,865

12. Stock-Based Compensation
Stock-based compensation expense includes stock options and restricted stock units granted to employees and other service providers and has been reported in the Company’s consolidated statements of operations depending on the function performed by the employee or other service provider. Stock-based compensation expense recognized in each category of the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Veterinary invoice expense	$4,145	$4,538	$1,118
Other cost of revenue	2,339	2,610	468
Technology and development	4,742	3,056	758
General and administrative	12,831	8,862	3,795
New pet acquisition expense	9,336	9,160	2,773
Total expensed stock-based compensation	33,393	28,226	8,912
Capitalized stock-based compensation	1,633	676	235
Total stock-based compensation	$35,026	$28,902	$9,147

As of December 31, 2022, the Company had 1,112,552 unvested restricted stock units. Stock-based compensation expenses of $82.3 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 2.6 years.
Stock Options
The grant date fair value of stock option awards are estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any new stock options during the years ended December 31, 2022, 2021, and 2020.

The following table presents information regarding stock options granted, exercised and forfeited for the periods presented:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2020	2,097,978	$9.86	$57,907
Granted	—	—	—
Exercised	(626,554)	9.54	35,696
Forfeited	(12,134)	17.41	—
Outstanding as of December 31, 2020	1,459,290	9.93	160,200
Granted	—	—	—
Exercised	(647,164)	5.59	58,200
Forfeited	(4,921)	13.66	—
Outstanding as of December 31, 2021	807,205	13.39	95,765
Granted	—	—	—
Exercised	(174,721)	12.82	10,931
Forfeited	(2,834)	18.87	—
Outstanding as of December 31, 2022	629,650	13.53	21,410

Exercisable at December 31, 2022	629,650	$13.53	$21,410
As of December 31, 2022, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 3.4 years.

The fair value of options vested were as follows for the years ended December 31, 2022, 2021, and 2020. The Company didn't grant any stock options in these three years.

	Weighted Average Grant Date Fair Value per Share	Fair Value of Options Vested (in thousands)
Year:
2020	$—	$1,105
2021	$—	$313
2022	$—	$—

Restricted Stock Awards and Restricted Stock Units
The below table summarizes the Company’s restricted stock award and restricted stock unit activity for the years ended December 31, 2022, 2021 and 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of January 1, 2020	581,943	$29.56
Granted	535,184	37.60
Vested	(266,640)	29.77
Forfeited	(67,732)	31.51
Unvested shares as of December 31, 2020	782,755	34.81
Granted	787,730	101.32
Vested	(426,725)	40.10
Forfeited	(56,133)	72.93
Unvested shares as of December 31, 2021	1,087,627	78.94
Granted	623,401	84.11
Vested	(516,077)	72.81
Forfeited	(82,399)	81.91
Unvested shares as of December 31, 2022	1,112,552	$84.46

13. Stockholders’ Equity
Common Stock and Preferred Stock
As of December 31, 2022, the Company had 100,000,000 shares of common stock authorized and 41,013,158 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At December 31, 2022, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the Board), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of the Company's common stock. The Company repurchased 95,021 shares during the year ended December 31, 2022. The Company did not repurchase any shares under this program during the year ended December 31, 2021.

14. Accumulated Comprehensive Income (Loss)
A summary of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

For the year ended December 31, 2022	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of December 31, 2021	$1,624	$1,453	$3,077
Other comprehensive income (loss)	(4,412)	(4,966)	(9,378)
Balance as of December 31, 2022	$(2,788)	$(3,513)	$(6,301)

For the year ended December 31, 2021	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of December 31, 2020	$2,120	$951	$3,071
Other comprehensive income (loss)	(496)	502	6
Balance as of December 31, 2021	$1,624	$1,453	$3,077

For the year ended December 31, 2020	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of December 31, 2019	$(375)	$625	$250
Other comprehensive income (loss)	2,495	326	2,821
Balance as of December 31, 2020	$2,120	$951	$3,071

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
Operating income (loss) of the Company’s segments were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Subscription business:
Revenue	$596,610	$494,862	$387,732
Veterinary invoice expense	436,880	356,448	279,005
Other cost of revenue	60,804	51,216	35,870
Technology and development	16,555	11,942	7,673
General and administrative	25,964	22,579	16,866
New pet acquisition expense	88,959	78,148	47,017
Depreciation and amortization	7,205	8,494	5,451
Subscription business operating loss	(39,757)	(33,965)	(4,150)

Other business:
Revenue	308,569	204,129	114,296
Veterinary invoice expense	212,857	129,614	72,119
Other cost of revenue	72,453	57,367	33,133
Technology and development	8,578	4,924	2,274
General and administrative	13,415	9,314	4,981
New pet acquisition expense	541	499	820
Depreciation and amortization	3,716	3,471	1,620
Other business operating income (loss)	(2,991)	(1,060)	(651)
Loss from investment in joint venture	(253)	(171)	(126)
Total operating loss	$(43,001)	$(35,196)	$(4,927)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$764,349	$580,966	$419,162
Canada and other	140,830	118,025	82,866
Total revenue	$905,179	$698,991	$502,028
Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2022 and 2021.

16. Dividend Restrictions and Statutory Surplus
The Company’s business operations are conducted through subsidiaries, one of which is an insurance company domiciled in New York, American Pet Insurance Company (APIC), and one of which is a segregated cell business, Wyndham Segregated Account AX, located in Bermuda. In 2021, the Company established two new wholly-owned insurance subsidiaries in the United States, ZPIC Insurance Company (ZPIC) and QPIC Insurance Company (QPIC), domiciled in Missouri and Nebraska, respectively. The Company is also awaiting final required approvals for a Canadian insurer, GPIC Insurance Company. In addition to general state law restrictions on payments of dividends and other distributions to stockholders applicable to all corporations, insurance companies are subject to further regulations that, among other things, may require such companies to maintain certain levels of equity and restrict the amount of dividends and other distributions that may be paid to their parent corporations.
Applicable regulations generally restrict the ability of the insurance entities to pay dividends to its holding company parent. These restrictions are based in part on the prior year’s statutory income and surplus. In the United States, dividends up to specified levels are generally considered ordinary and may be paid without prior approval. Dividends, in larger amounts, known as extraordinary dividends, are subject to approval by the insurer's domiciliary state regulator. An extraordinary dividend or distribution is generally defined as a dividend or distribution that, in the aggregate in any 12-month period, exceeds the lesser of (i) 10% of surplus as of the preceding December 31 or (ii) the insurer’s adjusted net investment income for such 12-month period, not including realized capital gains. None of the Company's insurance subsidiaries paid dividends to the Company during the years ended December 31, 2022, 2021, and 2020.
The Company's insurance subsidiary in Bermuda is regulated by the Bermuda Monetary Authority. Under the Bermuda Companies Act of 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would be after the payment, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. The Segregated Accounts Company Act of 2000 further requires that dividends out of a segregated account can only be paid to the extent that the cell remains solvent. The value of its assets must remain greater than the aggregate of its liabilities, issued share capital, and share premium accounts. Per our contractual agreements with Wyndham Insurance Company (SAC) Limited, the allowable dividend is equivalent to the positive undistributed profit attributable to the shares. This insurance subsidiary paid the Company a dividend of $6.9 million, $5.6 million, and $4.7 million during the years ended December 31, 2022, 2021 and 2020, respectfully.
The statutory net income for 2022, 2021 and 2020 and statutory capital and surplus at December 31, 2022, 2021 and 2020, for the Company’s insurance subsidiary in New York were as follows (in thousands):

	As of December 31,
	2022	2021	2020
Statutory net income	$35,227	$24,409	$17,547
Statutory capital and surplus	$162,232	$124,189	$93,171
As of December 31, 2022, the Company’s insurance subsidiary in New York maintained $162.2 million of statutory capital and surplus which was above the required amount of $142.4 million of statutory capital and surplus to avoid additional regulatory oversight.
The Company has funded $8.0 million and $7.8 million of statutory capital to ZPIC and QPIC, respectively, as of December 31, 2022. ZPIC and QPIC will each be required to maintain a level of surplus as determined by their respective domiciliary regulators. As of December 31, 2022, neither ZPIC nor QPIC has begun underwriting any insurance policies.
As of December 31, 2022, the Company had $13.0 million on deposit with various states in which it is licensed to write policies.

17. Income Taxes
Loss before income taxes was as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(43,794)	$(34,052)	$(5,408)
Foreign	(402)	(1,168)	(319)
	$(44,196)	$(35,220)	$(5,727)
The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
U.S. federal & state	$82	$58	$198
Foreign	814	2,066	45
	896	2,124	243
Deferred:
U.S. federal & state	11	(15)	(9)
Foreign	(431)	(1,799)	(121)
	(420)	(1,814)	(130)
Income tax expense (benefit)	$476	$310	$113

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is presented below:

	Year Ended December 31,
	2022	2021	2020
Federal income taxes at statutory rate	21.0%	21.0%	21.0%
U.S. state income taxes	3.5	7.5	(2.6)
Equity compensation	2.5	30.4	122.3
Change in valuation allowance	(26.7)	(58.4)	(136.0)
Other, net	(1.7)	(1.7)	(4.1)
Credits	0.3	0.3	(2.6)
Effective income tax rate	(1.1)%	(0.9)%	(2.0)%

The principal components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Deferred revenue	$8,610	$6,232
Accruals and reserves	1,860	2,294
Net operating loss carryforwards	63,772	52,796
Depreciation and amortization	1,421	833
Equity compensation	3,179	4,126
Credits	997	847
Other	1,661	381
Total deferred tax assets	81,500	67,509
Deferred tax liabilities:
Deferred costs	(1,322)	(887)
Intangible assets	(3,603)	(2,802)
Other	(2,398)	(1,817)
Total deferred tax liabilities	(7,323)	(5,506)
Total deferred taxes	74,177	62,003
Less deferred tax asset valuation allowance	(77,507)	(64,791)
Net deferred tax liability	$(3,330)	$(2,788)
At December 31, 2022, the Company had U.S. federal and state net operating loss carryforwards of $63.8 million (tax-effected) and U.S. federal income tax credits of $1.0 million. Use of carryforwards is limited based on the future income of the Company. The federal net operating loss carryforwards will begin to expire in 2026. Foreign net operating loss carryforwards will begin to expire in 2023. U.S. federal income tax credits will begin to expire in 2036. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards and credit carryforwards may be limited if the Company experiences an ownership change. As of December 31, 2022, the utilization of approximately $0.5 million of net operating losses are subject to limitation as a result of prior ownership changes; however, subsequent ownership changes may further affect the limitation in future years.
A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its U.S. Federal and the majority of its U.S. State deferred tax assets as of December 31, 2022, 2021, and 2020 because the Company’s management has determined that it is more likely than not that these assets will not be fully realized.
For the year ended December 31, 2022, the Company recognized a net increase of $13.0 million in valuation allowance against its net deferred tax assets associated with U.S. federal and certain state jurisdictions, primarily attributable to current year activity.
The Company is open to examination by the U.S. federal tax jurisdiction for the years ended December 31, 2019 through 2022, and is also open to examination for 2006 and forward with respect to net operating loss carryforwards generated and carried forward from those years in the United States. The Company is subject to taxation in various states and countries, and may be subject to audit or examination by the relevant authorities in respect to those particular jurisdictions primarily for 2017 and thereafter.
For the year ended December 31, 2022, the Company intends to invest substantially all of its foreign subsidiary earnings, as well as its capital in its foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which it would incur significant, additional costs upon repatriation of such amounts. A deferred tax liability related to taxes due upon repatriation to the U.S. has not been recorded.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$138	$133	$113
Increases (decreases) to tax positions related to prior periods	8	—	15
Increases to tax positions related to the current year	5	5	5
Balance, end of year	$151	$138	$133

18. Employee Benefits
The Company has a 401(k) plan for its U.S. employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The plan also allows the Company to make a matching contribution, subject to certain limitations. To date, the Company has made no contributions to the 401(k) plan.

19. Related Parties
In August 2018, the Company invested $0.3 million in a limited liability entity in exchange for a 17.5% ownership interest. The investee is considered to be a related party, as the Company has the ability to exercise significant influence over the investee. In February 2020, the Company entered into a service agreement with the investee, under which the Company incurred $3.5 million and $2.7 million of expenses for consulting services provided by the investee related to pet acquisition during the years ended December 31, 2022 and 2021, respectively, recorded as new pet acquisition expense on the Company's consolidated statement of operations.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). As a result of this assessment, management concluded that, as of December 31, 2022, its internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of the Company's internal control over financial reporting and its report is included below.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trupanion, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Trupanion, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trupanion, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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
February 16, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 11. Executive Compensation
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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
(a)(3) Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-36537	3.1	8/28/2014

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-36537	3.1	6/3/2016

3.3	Amended and Restated Bylaws of the Registrant.	10-K	001-36537	3.3	2/12/2021

4.1	Description of Capital Stock	10-K	001-36537	4.1	2/14/2020

4.2	Form of Common Stock Certificate.	S-1	333-196814	4.1	6/16/2014

10.1+	Form of Indemnity Agreement.	S-1	333-196814	10.1	6/16/2014

10.2+	2007 Equity Compensation Plan and forms of stock option agreements and exercise notices, restricted stock notice agreement and restricted stock agreement thereunder.	S-1	333-196814	10.2	6/16/2014

10.3+	2014 Equity Incentive Plan and forms of stock option award agreement, restricted stock agreement and restricted stock unit award agreement thereunder.	S-1	333-196814	10.3	6/16/2014

10.4+	2014 Employee Stock Purchase Plan.	S-1	333-196814	10.4	6/16/2014

10.5†	Agency Agreement between Omega General Insurance Company and Trupanion Brokers Ontario, Inc., effective January 1, 2015.	10-K	001-36537	10.13	2/24/2015

10.6†	Fronting and Administration Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.	10-K	001-36537	10.14	2/24/2015

10.7†	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.	10-K	001-36537	10.15	2/24/2015

10.8	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective July 1, 2020.	10-K	001-36537	10.23	2/14/2020

10.9	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2023.					X

10.10+	Compensation Program for Non-Employee Directors of Trupanion, Inc, as amended on February 22, 2022.	10-Q	001-36537	10.2	4/29/2022

10.11+	Compensation Clawback Policy, effective February 11, 2019.	10-K	001-36537	10.21	2/14/2019

10.12+	Trupanion, Inc. Employee Severance and Change in Control Plan effective January 29, 2021.	8-K	001-36537	10.1	2/4/2021

10.13	Strategic Alliance Agreement, dated as of October 26, 2020 by and between Trupanion, Inc. and Aflac Incorporated.	8-K	001-36537	10.2	10/29/2020

10.14	Shareholder Agreement, dated as of October 26, 2020 by and between Trupanion, Inc. and Aflac Incorporated.	8-K	001-36537	10.3	10/29/2020

10.15†	Credit Agreement, dated as of March 25, 2022, by and among Trupanion, Inc., Piper Sandler Finance, LLC, as administrative agent, and the lenders party thereto.	10-Q	001-36537	10.1	4/29/2022

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney (reference is made to the signature page hereto).					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan or arrangement.
†	Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act. The omitted portions of this exhibit have been filed separately with the SEC.
*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Seattle, state of Washington, on this 16th day of February, 2023.

TRUPANION, INC.

By:	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and Chairperson of the Board
POWER OF ATTORNEY
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

Date: February 16, 2023	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and Chairperson of the Board (Principal Executive Officer)

Date: February 16, 2023	/s/ Drew Wolff
Drew Wolff Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 16, 2023	/s/ Jacqueline Davidson
Jacqueline Davidson Director

Date: February 16, 2023	/s/ Michael Doak
Michael Doak Director

Date: February 16, 2023	/s/ Dan Levitan
Dan Levitan Director

Date: February 16, 2023	/s/ Murray Low
Murray Low Director

Date: February 16, 2023	/s/ Howard Rubin
Howard Rubin Director

Date: February 16, 2023	/s/ Zay Satchu
Zay Satchu Director

Schedule I - Condensed Financial Information of Registrant

Trupanion, Inc. Condensed Statements of Operations and Comprehensive Loss (Parent Company Only, in thousands)
	Year Ended December 31,
	2022	2021	2020
Expenses:
Veterinary invoice expense	$4,144	$4,538	$1,118
Other cost of revenue	2,340	2,610	468
Technology and development	4,930	3,130	1,087
General and administrative	16,346	11,714	7,055
New pet acquisition expense	9,351	9,177	2,799
Depreciation and amortization	289	473	328
Total expenses	37,400	31,642	12,855
Loss from investment in joint venture	(192)	(33)	(108)
Operating loss	(37,592)	(31,675)	(12,963)
Interest expense	4,255	(2)	1,361
Other income, net	(8,047)	(5,755)	(4,845)
Loss before equity in undistributed earnings of subsidiaries	(33,800)	(25,918)	(9,479)
Income tax benefit	14,544	12,272	8,460
Equity (loss) in undistributed earnings of subsidiaries	(25,416)	(21,884)	(4,821)
Net loss	$(44,672)	$(35,530)	$(5,840)
Other comprehensive income (loss), net of taxes:
Other comprehensive income (loss) of subsidiaries	(9,378)	6	2,821
Other comprehensive income (loss)	(9,378)	6	2,821
Comprehensive loss	$(54,050)	$(35,524)	$(3,019)

Trupanion, Inc. Condensed Balance Sheets (Parent Company Only) (In thousands, except share data)
	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$16,052	$33,957
Accounts and other receivables	5,739	5,452
Prepaid expenses and other assets	697	591
Total current assets	22,488	40,000
Restricted cash	19,032	13,469
Property and equipment, net	2,398	904
Intangible assets, net	5,710	5,620
Other long-term assets	13,960	16,519
Advances to and investments in subsidiaries	312,559	257,198
Total assets	$376,147	$333,710
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued liabilities, and other current liabilities	$484	$254
Long-term debt - current portion	750	—
Total current liabilities	1,234	254
Long-term debt	68,354	—
Deferred tax liabilities	1,100	1,094
Other liabilities	162	162
Total liabilities	70,850	1,510
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 42,041,344 and 41,013,158 shares issued and outstanding at December 31, 2022; 41,408,350 and 40,475,185 shares issued and outstanding at December 31, 2021	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	499,694	466,792
Accumulated other comprehensive income (loss)	(6,301)	3,077
Accumulated deficit	(171,562)	(126,890)
Treasury stock, at cost: 1,028,186 and 933,165 shares at December 31, 2022 and 2021	(16,534)	(10,779)
Total stockholders’ equity	305,297	332,200
Total liabilities and stockholders’ equity	$376,147	$333,710

Trupanion, Inc. Condensed Statements of Cash Flows (Parent Company Only, in thousands)
	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(44,672)	$(35,530)	$(5,840)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
(Income) loss attributable to investments in subsidiaries	19,331	17,501	170
Depreciation and amortization	289	473	328
Stock-based compensation expense	33,393	28,226	8,912
Other, net	533	(161)	240
Changes in operating assets and liabilities	(166)	(1,219)	(1,142)
Net cash provided by operating activities	8,708	9,290	2,668
Investing activities
Cash paid in business acquisition, net of cash acquired	(15,034)	—	(48,133)
Purchases of property and equipment	(516)	(280)	(341)
Advances to and investments in subsidiaries	(71,671)	(71,721)	(24,885)
Dividends from subsidiaries	6,942	5,567	4,651
Other investments	(1,598)	(1,755)	—
Net cash used in investing activities	(81,877)	(68,189)	(68,708)
Financing activities
Issuance of common stock, net of offering costs	—	—	192,265
Repurchase of common stock	(5,755)	—	—
Proceeds from exercise of stock options	2,290	3,607	6,013
Taxes paid related to net share settlement of equity awards	(4,359)	(4,732)	(1,115)
Proceeds from debt financing, net of financing fees	69,138	—	6,213
Repayments of debt financing	(487)	—	(32,450)
Other financing	—	—	(78)
Net cash (used in) provided by financing activities	60,827	(1,125)	170,848
Net change in cash, cash equivalents, and restricted cash	(12,342)	(60,024)	104,808
Cash, cash equivalents, and restricted cash at beginning of period	47,426	107,450	2,642
Cash, cash equivalents, and restricted cash at end of period	$35,084	$47,426	$107,450

1. Organization and Presentation
The accompanying condensed financial statements present the financial position, results of operations and cash flows for Trupanion, Inc. These condensed unconsolidated financial statements should be read in conjunction with the consolidated financial statements of Trupanion, Inc. and its subsidiaries and the notes thereto (the Consolidated Financial Statements). Investments in subsidiaries are accounted for using the equity method of accounting. Trupanion, Inc. received cash dividends from a subsidiary of $6.9 million, $5.6 million and $4.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. These cash dividends were recorded within Trupanion, Inc.'s other income and were eliminated within the consolidated financial statements of Trupanion, Inc.
Additional information about Trupanion, Inc.’s accounting policies pertaining to intangible assets, commitments and contingencies, stock-based compensation, stockholders’ equity, and income taxes are set forth in Notes 5, 9, 12, 13, and 17, respectively, to the Consolidated Financial Statements.