Form 10-Q
period 2023-03-31
TRUPANION, INC.
filed 2023-05-05
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 28, 2023, there were approximately 41,225,373 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRUPANION, INC. Condensed Consolidated Statements of Operations (in thousands, except share data) (unaudited)
	Three Months Ended March 31,
	2023	2022
Revenue	$256,329	$205,999
Cost of revenue:
Veterinary invoice expense(1)	194,137	144,926
Other cost of revenue(1)	35,846	31,179
Total cost of revenue	229,983	176,105
Operating expenses:
Technology and development(1)	4,900	5,229
General and administrative(1)	21,017	9,366
New pet acquisition expense(1)	21,642	21,627
Depreciation and amortization	3,202	2,717
Total operating expenses	50,761	38,939
Gain (loss) from investment in joint venture	(71)	(69)
Operating loss	(24,486)	(9,114)
Interest expense	2,387	79
Other income, net	(1,902)	(314)
Loss before income taxes	(24,971)	(8,879)
Income tax expense (benefit)	(191)	(24)
Net loss	$(24,780)	$(8,855)

Net loss per share:
Basic and diluted	$(0.60)	$(0.22)
Weighted average shares of common stock outstanding:
Basic and diluted	41,107,889	40,581,989

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	$853	$1,187
Other cost of revenue	465	649
Technology and development	708	908
General and administrative	8,219	2,423
New pet acquisition expense	2,086	2,382

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)
	Three Months Ended March 31,
	2023	2022
Net loss	$(24,780)	$(8,855)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,555	(898)
Net unrealized gain (loss) on available-for-sale debt securities	491	—
Other comprehensive income (loss), net of taxes	2,046	(898)
Comprehensive loss	$(22,734)	$(9,753)

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Balance Sheets (in thousands, except share data)
	March 31, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$126,714	$65,605
Short-term investments	117,910	156,804
Accounts and other receivables, net of allowance for doubtful accounts of $659 at March 31, 2023 and $540 at December 31, 2022	248,244	232,439
Prepaid expenses and other assets	17,491	14,248
Total current assets	510,359	469,096
Restricted cash	19,045	19,032
Long-term investments	8,440	7,841
Property, equipment, and internal-use software, net	94,472	90,701
Intangible assets, net	23,023	24,031
Other long-term assets	19,544	18,943
Goodwill	43,031	41,983
Total assets	$717,914	$671,627
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,384	$9,471
Accrued liabilities and other current liabilities	29,560	32,616
Reserve for veterinary invoices	48,295	43,734
Deferred revenue	225,513	202,692
Long-term debt - current portion	1,263	1,103
Total current liabilities	312,015	289,616
Long-term debt	102,936	68,354
Deferred tax liabilities	3,130	3,392
Other liabilities	5,024	4,968
Total liabilities	423,105	366,330
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 42,355,888 and 41,327,702 issued and outstanding at March 31, 2023; 42,041,344 and 41,013,158 shares issued and outstanding at December 31, 2022	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	511,940	499,694
Accumulated other comprehensive income (loss)	(4,255)	(6,301)
Accumulated deficit	(196,342)	(171,562)
Treasury stock, at cost: 1,028,186 shares at March 31, 2023 and December 31, 2022	(16,534)	(16,534)
Total stockholders’ equity	294,809	305,297
Total liabilities and stockholders’ equity	$717,914	$671,627

See accompanying notes to the condensed consolidated financial statements.

Trupanion, Inc. Condensed Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	41,013,158	$—	$499,694	$(171,562)	$(6,301)	$(16,534)	$305,297
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	314,544	—	(713)	—	—	—	(713)
Stock-based compensation expense	—	—	12,959	—	—	—	12,959
Other comprehensive income (loss)	—	—	—	—	2,046	—	2,046
Net income (loss)	—	—	—	(24,780)	—	—	(24,780)
Balance at March 31, 2023	41,327,702	$—	$511,940	$(196,342)	$(4,255)	$(16,534)	$294,809

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2022	40,475,185	$—	$466,792	$(126,890)	$3,077	$(10,779)	$332,200
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	236,306	—	(1,699)	—	—	—	(1,699)
Stock-based compensation expense	—	—	7,785	—	—	—	7,785
Other comprehensive income (loss)	—	—	—	—	(898)	—	(898)
Net income (loss)	—	—	—	(8,855)	—	—	(8,855)
Balance at March 31, 2022	40,711,491	$—	$472,878	$(135,745)	$2,179	$(10,779)	$328,533

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(24,780)	$(8,855)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	3,202	2,717
Stock-based compensation expense	12,331	7,549
Other, net	(397)	(79)
Changes in operating assets and liabilities:
Accounts and other receivables	(15,847)	(23,815)
Prepaid expenses and other assets	(3,765)	(2,060)
Accounts payable, accrued liabilities, and other liabilities	(5,148)	(1,806)
Reserve for veterinary invoices	4,606	(1,213)
Deferred revenue	22,936	23,972
Net cash provided by (used in) operating activities	(6,862)	(3,590)
Investing activities
Purchases of investment securities	(34,795)	(22,892)
Maturities and sales of investment securities	73,793	12,199
Purchases of property, equipment, and internal-use software	(5,184)	(3,553)
Other	100	(5)
Net cash provided by (used in) investing activities	33,914	(14,251)
Financing activities
Proceeds from debt financing, net of financing fees	35,130	54,463
Repayment of debt financing	(607)	—
Proceeds from exercise of stock options	140	600
Shares withheld to satisfy tax withholding	(853)	(2,298)
Net cash provided by (used in) financing activities	33,810	52,765
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	260	139
Net change in cash, cash equivalents, and restricted cash	61,122	35,063
Cash, cash equivalents, and restricted cash at beginning of period	84,637	100,869
Cash, cash equivalents, and restricted cash at end of period	$145,759	$135,932
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property, equipment, and internal-use software included in accounts payable and accrued liabilities	$1,243	$945
See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
1. Nature of Operations and Significant Accounting Policies
Description of Business and Basis of Presentation
Trupanion, Inc. (collectively with its wholly-owned subsidiaries, the "Company") provides medical insurance for cats and dogs throughout the United States, Canada, Europe, Puerto Rico, and Australia. The Company's data-driven, vertically-integrated approach enables the Company to provide pet owners with products that the Company believes are the highest value medical insurance, priced specifically for each pet’s unique characteristics.
The financial data as of December 31, 2022 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on February 16, 2023 (the 2022 10-K). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2022 10-K. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from such estimates. See Note 1 to the audited financial statements included in the 2022 10-K for additional discussion of these estimates and assumptions.
Accounts and Other Receivables
Receivables are comprised of trade receivables and other miscellaneous receivables. Accounts and other receivables are carried at their estimated collectible amounts. Accounts receivable balance is primarily related to the Company’s other business segment where the Company generates revenue from underwriting policies through unaffiliated general agents. During the three months ended March 31, 2023, the Company incurred a non-recurring $3.8 million settlement of accounts receivable due to uncollected premiums in connection with the transition of underwriting a third-party business to other insurers.

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
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended March 31,
	2023	2022
Stock options	615,913	759,719
Restricted stock awards and restricted stock units	813,718	1,366,507

3. Goodwill
Goodwill arises from business acquisitions in which the purchase price exceeds the fair value of tangible and intangible assets acquired less assumed liabilities.
The following is a summary of goodwill by reportable segment for the three months ended March 31, 2023 (in thousands):

	Subscription Business	Other Business	Total
Balance as of December 31, 2022	$41,983	$—	$41,983
Acquisitions	—	—	—
Effects of foreign currency	1,048	—	1,048
Balance as of March 31, 2023	$43,031	$—	$43,031

4. Investments
Available-for sale securities are classified as short-term versus long-term investments based on whether they represent the investment of funds available for current operations. All available-for-sale securities are considered short-term in nature, with the exception of certain long-term investments that are being held for statutory requirements. Held-to-maturity securities are classified as short-term versus long-term investments based on the effective maturity dates. The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of March 31, 2023 and December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of March 31, 2023
Long-term investments:
Available-for-Sale Investments
Foreign deposits	$8,282	$—	$—	$8,282
	$8,282	$—	$—	$8,282
Held-to-Maturity Investments
U.S. Treasury securities	$158	$—	$(3)	$155
	$158	$—	$(3)	$155
Short-term investments:
Available-for-Sale Investments
US Treasury securities	$38,626	$165	$—	$38,791
Mortgage-backed securities and collateralized mortgage obligations	9,429	—	(36)	9,393
Other asset-backed securities	12,043	—	(59)	11,984
Municipal bond	1,000	—	(3)	997
Corporate bonds	40,951	—	(202)	40,749
	$102,049	$165	$(300)	$101,914
Held-to-Maturity Investments
U.S. Treasury securities	$12,740	$—	$(16)	$12,724
Certificates of deposit	3,256	—	—	3,256
	$15,996	$—	$(16)	$15,980

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2022
Long-term investments:
Available-for-Sale Investments
Foreign deposits	$7,683	$—	$—	$7,683
	$7,683	$—	$—	$7,683
Held-to-Maturity Investments
U.S. Treasury securities	$158	$—	$(4)	$154
	$158	$—	$(4)	$154
Short-term investments:
Available-for-Sale Investments
U.S. Treasury securities	$42,833	$—	$(186)	$42,647
Mortgage-backed securities and collateralized mortgage obligations	8,015	—	(97)	7,918
Other asset-backed securities	11,286	—	(77)	11,209
Municipal bond	1,000	—	(6)	994
Corporate bonds	37,793	—	(262)	37,531
	$100,927	$—	$(628)	$100,299
Held-to-Maturity Investments
U.S. Treasury securities	$12,059	$—	$(58)	$12,001
Certificates of deposit	3,254	—	—	3,254
U.S. government funds	41,192	—	—	41,192
	$56,505	$—	$(58)	$56,447
Maturities of debt securities classified as available-for-sale and held-to-maturity were as follows (in thousands):

	As of March 31, 2023
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$2,755	$2,740
Due after one year through five years	86,104	86,079
	$88,859	$88,819
Held-to-maturity:
Due under one year	$15,996	$15,980
Due after one year through five years	158	155
	$16,154	$16,135
Available-for-sale collateralized:
Due under one year	$7,749	$7,729
Due after one year through five years	13,723	13,648
	$21,472	$21,377

The Company does not expect any credit losses from its held-to-maturity investments, considering the composition of the investment portfolio and the credit loss history of these investments. For available-for-sale debt securities, the Company determined that there was $0.3 million of unrealized losses and nil for the three months ended March 31, 2023 and 2022, respectively. Further, any available-for-sale debt securities with unrealized losses have been in the loss position for less than twelve months and relate to interest rate changes. The Company does not expect any credit losses from its available-for-sale debt securities, considering the composition of the investment portfolio and the credit rating of these investments. For those securities, the Company determined it is not likely to, and did not intend to, sell prior to a potential recovery.
Proceeds from the sales of fixed maturities classified as available-for-sale were $24.0 million and nil during the three months ended March 31, 2023 and 2022, respectively.

5. Other Investments
The Company has invested $7.0 million in preferred stock of a variable interest entity, Baystride, Inc., a U.S.-based privately held corporation operating in the pet food industry. The Company does not have power over the activities that most significantly impact the economic performance of the variable interest entity and is, therefore, not the primary beneficiary. The Company has the option to purchase all of the outstanding common stock issued by the variable interest entity in August 2027 at an amount approximating its expected fair value. The preferred stock investment in the variable interest entity is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date — see Note 6.
Additionally, the Company has extended a $5.6 million revolving line of credit to the variable interest entity to fund its inventory purchases. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit, including accrued interest, was $6.5 million and $6.3 million as of March 31, 2023 and December 31, 2022, respectively. The Company has also entered into a series of agreements to provide ancillary services to, and receive reimbursement from, the variable interest entity at cost. The Company provided $0.2 million of these services for the three months ended March 31, 2023 and 2022.

6. Fair Value
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of March 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$2,962	$2,962	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	9,393	—	9,393	—
Other asset-backed securities	11,984	—	11,984	—
Corporate bonds	40,749	—	40,749	—
Foreign deposits	8,282	8,282	—	—
Municipal bond	997	—	997	—
U.S. Treasury securities	38,791	—	38,791	—
Preferred stock in variable interest entity	4,115	—	—	4,115
Total	$117,273	$11,244	$101,914	$4,115

	As of December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$1,633	$1,633	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	7,918	—	7,918	—
Other asset-backed securities	11,209	—	11,209	—
Corporate bonds	37,531	—	37,531	—
Foreign deposits	7,683	7,683	—	—
Municipal bond	994	—	994	—
U.S. Treasury securities	42,647	—	42,647	—
Preferred stock in variable interest entity	4,115	—	—	4,115
Total	$113,730	$9,316	$100,299	$4,115
The Company measures the fair value of money market funds and foreign deposits based on quoted prices in active markets for identical assets. Our fixed maturity investments classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including pricing vendors, dealers/market makers, and exchange-quoted prices. The fair value of our fixed maturity investments classified as Level 2 is based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Held-to-maturity investments are carried at amortized cost and the fair value and changes in unrealized gains (losses) are disclosed in Note 4, Investments. The fair value of these investments is determined in the same manner as available-for-sale securities and are considered either a Level 1 or Level 2 measurement.
The Company's preferred stock investment in the variable interest entity (see Note 5) is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement, and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. The estimated fair value was $4.1 million as of March 31, 2023, unchanged from December 31, 2022, recorded in other long-term assets on the Company's consolidated balance sheet. This investment has maintained an unrealized loss position of $2.9 million for less than twelve months.

Fair Value Disclosures
The Company's other long-term assets balance also included notes receivable of $9.5 million and $9.3 million as of March 31, 2023 and December 31, 2022, respectively, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at March 31, 2023.
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the three months ended March 31, 2023 and the year ended December 31, 2022.

7. Commitments and Contingencies
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
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Three Months Ended March 31,
Subscription	2023	2022
Reserve at beginning of year	$21,543	$22,407
Veterinary invoices during the period related to:
Current year	127,343	101,078
Prior years	1,645	(488)
Total veterinary invoice expense	128,988	100,590
Amounts paid during the period related to:
Current year	108,483	85,993
Prior years	17,529	13,922
Total paid	126,012	99,915
Non-cash expenses	877	1,234
Reserve at end of period	$23,642	$21,848

The Company's reserve for the subscription business segment increased $2.1 million from $21.5 million at December 31, 2022 to $23.6 million at March 31, 2023. This change was primarily comprised of $129.0 million in expense recorded during the period less $126.0 million in payments of veterinary invoices. This $129.0 million in veterinary invoice expense incurred included an increase of $1.6 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the three months ended March 31, 2022, the Company's adjustment to prior year reserves was a reduction of $0.5 million as a result of analysis of payment trends.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Three Months Ended March 31,
Other Business	2023	2022
Reserve at beginning of year	$22,191	$17,264
Veterinary invoices during the period related to:
Current year	63,948	43,735
Prior years	1,200	601
Total veterinary invoice expense	65,148	44,336
Amounts paid during the period related to:
Current year	44,564	29,426
Prior years	18,122	15,498
Total paid	62,686	44,924
Non-cash expenses	—	—
Reserve at end of period	$24,653	$16,676

The Company’s reserve for the other business segment increased $2.5 million from $22.2 million at December 31, 2022 to $24.7 million at March 31, 2023. This change was comprised of $65.1 million in expense recorded during the period less $62.7 million in payments of veterinary invoices. This $65.1 million in veterinary invoice expense incurred included an increase of $1.2 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the three months ended March 31, 2022, the Company's adjustment to prior year reserves was an increase of $0.6 million as a result of analysis of payment trends.
Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of March 31, 2023
Year of Occurrence
2021 and prior	$337
2022	5,322
2023	17,983
$23,642

Other Business	As of March 31, 2023
Year of Occurrence
2021 and prior	$440
2022	4,829
2023	19,384
$24,653

9. Debt
On March 25, 2022, the Company entered into a credit agreement with Piper Sandler Finance, LLC, acting as the administrative agent, that provides the Company with $150.0 million in credit (the Credit Facility) consisting of:
(a) an initial term loan in an aggregate principal amount of $60.0 million (Initial Term Loan), which was funded at closing;
(b) commitments for delayed draw term loans in an aggregate principal amount not in excess of $75.0 million (Delayed Draw Term Loans, and together with the Initial Term Loan, the Term Loans), which may be drawn from time to time until September 25, 2023. On December 29, 2022 and February 17, 2023, the Company borrowed Delayed Draw Term loans of $15.0 million and $35.0 million, respectively; and
(c) commitments for revolving loans in an aggregate principal amount at any time outstanding not in excess of $15.0 million (Revolving Loans), which may be drawn at any time prior to March 25, 2027.
The Credit Facility bears interest at a floating base rate plus an applicable margin. The stated interest rate as of March 31, 2023 was approximately 10.05% for the original $60.0 million term loan, the $15.0 million term loan, and the $35.0 million term loan. The Company incurred total debt issuance cost of approximately $5.9 million, which is reported in the consolidated balance sheet as a direct reduction from the carrying amount of the Credit Facility, and is amortized as interest expense over the term of five years.
The Credit Facility is secured by substantially all assets of the Company and its subsidiaries. Proceeds from the Credit Facility may be used for permitted acquisitions and investments, working capital and other general corporate purposes. The Credit Agreement contains financial and other covenants. As of March 31, 2023, the Company was in compliance with all financial and non-financial covenants.
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
Future principal payments on outstanding borrowings as of March 31, 2023 are as follows (in thousands):

Year Ending December 31,	March 31, 2023
2023	$988
2024	1,100
2025	1,100
2026	1,100
2027	71,862
Thereafter	33,250
Total	$109,400

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

	Three Months Ended March 31,
	2023	2022
Veterinary invoice expense	$853	$1,187
Other cost of revenue	465	649
Technology and development	708	908
General and administrative	8,219	2,423
New pet acquisition expense	2,086	2,382
Total expensed stock-based compensation	12,331	7,549
Capitalized stock-based compensation	628	236
Total stock-based compensation	$12,959	$7,785

As of March 31, 2023, the Company had 813,718 unvested restricted stock units. Stock-based compensation expenses of $64.5 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 2.4 years.
On March 22, 2023, two executive officers terminated employment with the Company and one executive officer signed a separation agreement effective June 1, 2023. In conjunction with these officer departures, the Company accelerated the vesting of certain RSUs as of the termination date and extended the purchase date of certain vested options from 90 to 180 days. These award modifications resulted in the recognition of $4.8 million share-based compensation expense during the quarter.
Stock Options
A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	629,650	$13.53	$21,410
Granted	—	—	—
Exercised	(13,387)	10.47	558
Forfeited	(350)	15.42	—
Outstanding as of March 31, 2023	615,913	13.59	18,045

Exercisable as of March 31, 2023	615,913	$13.59	$18,045

As of March 31, 2023, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 3.1 years.

Restricted Stock Awards and Restricted Stock Units
A summary of the Company’s restricted stock award and restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2022	1,112,552	$84.46
Granted	28,093	53.25
Vested	(315,968)	79.96
Forfeited	(10,959)	83.63
Unvested shares as of March 31, 2023	813,718	$85.14

11. Stockholders' Equity
Common Stock and Preferred Stock
As of March 31, 2023, the Company had 100,000,000 shares of common stock authorized and 41,327,702 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At March 31, 2023, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the Board), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of the Company's common stock. The Company repurchased no shares during the three months ended March 31, 2023 or during the three months ended March 31, 2022.

12. Accumulated Comprehensive Income (Loss)
A summary of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of December 31, 2022	$(2,788)	$(3,513)	$(6,301)
Other comprehensive income (loss)	1,555	491	2,046
Balance as of March 31, 2023	$(1,233)	$(3,022)	$(4,255)

	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of December 31, 2021	$1,624	$1,453	$3,077
Other comprehensive income (loss)	(898)	—	(898)
Balance as of March 31, 2022	$726	$1,453	$2,179

13. Segments
The Company has two reporting segments: subscription business and other business. The subscription business segment consists of products that have been created to meet the needs of their distribution channels and have similar margin profiles. This segment generates revenue primarily from subscription fees related to the Company's direct-to-consumer products.The other business segment is comprised of revenue from other product offerings that generally have a business-to-business relationship and a different margin profile than our subscription business segment, including revenue from writing policies on behalf of third parties and revenue from other products and software solutions.
The chief operating decision maker reviews revenue and operating income (loss) to evaluate segment performance. Revenue, veterinary invoice expense, other cost of revenue, and new pet acquisition expenses are generally directly attributed to each segment. Other operating expenses, such as technology and development expense, general and administrative expense, and depreciation and amortization, are generally allocated proportionately based on revenue in each segment. Interest and other expenses and income taxes are not allocated to the segments, nor included in the measure of segment profit or loss. The Company does not analyze discrete segment balance sheet information related to long-term assets.
Operating income (loss) of the Company’s segments were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Subscription business:
Revenue	$165,210	$139,839
Veterinary invoice expense	128,988	100,590
Other cost of revenue	17,103	14,673
Technology and development	3,158	3,550
General and administrative	11,073	6,358
New pet acquisition expense	21,591	21,518
Depreciation and amortization	2,064	1,844
Subscription business operating loss	(18,767)	(8,694)

Other business:
Revenue	91,119	66,160
Veterinary invoice expense	65,149	44,336
Other cost of revenue	18,743	16,506
Technology and development	1,742	1,679
General and administrative	9,944	3,008
New pet acquisition expense	51	109
Depreciation and amortization	1,138	873
Other business operating income (loss)	(5,648)	(351)
Gain (loss) from investment in joint venture	(71)	(69)
Total operating loss	$(24,486)	$(9,114)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$216,925	$172,748
Canada and other	39,404	33,251
Total revenue	$256,329	$205,999
Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2023 and December 31, 2022.

14. Related Parties
In August 2018, the Company invested $0.3 million in a limited liability entity in exchange for a 17.5% ownership interest. The investee is considered to be a related party, as the Company has the ability to exercise significant influence over the investee. In February 2020, the Company entered into a service agreement with the investee, under which the Company incurred $0.8 million and $1.0 million of expenses for consulting services provided by the investee related to pet acquisition during the three months ended March 31, 2023 and 2022, respectively, recorded as new pet acquisition expense on the Company's consolidated statement of operations.

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
We operate in two business segments: subscription business and other business. Our subscription business segment consists of products that have been created to meet the needs of their distribution channels and have similar margin profiles. This segment generates revenue primarily from subscription fees related to the Company's direct-to-consumer products. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our new pet acquisition expense and acquiring as many pets as possible at our targeted average estimated internal rate of return. We generate revenue in our other business segment primarily by underwriting policies on behalf of third parties that do not carry reference to the Trupanion brand. We do not undertake the marketing efforts for these policies and have a business-to-business relationship with these third parties. Our other business segment also includes revenue from other products and software solutions that have a different margin profile from our subscription business.
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

Key Operating Metrics
The following table sets forth total pets enrolled and key operating metrics for our subscription business for each of the last eight fiscal quarters.

	Three Months Ended
	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021
Total Business:
Total pets enrolled (at period end)	1,616,865	1,537,573	1,439,605	1,348,145	1,267,253	1,176,778	1,104,376	1,024,226
Subscription Business:
Total subscription pets enrolled (at period end)	906,369	869,862	808,077	770,318	736,691	704,333	676,463	643,395
Monthly average revenue per pet	$63.58	$63.11	$63.80	$64.26	$64.21	$63.89	$63.60	$63.69
Lifetime value of a pet, including fixed expenses	$541	$641	$673	$713	$730	$717	$697	$681
Average pet acquisition cost (PAC)	$247	$283	$268	$309	$301	$306	$280	$284
Average monthly retention	98.65%	98.69%	98.71%	98.74%	98.75%	98.74%	98.72%	98.72%

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
Monthly average revenue per pet.† Monthly average revenue per pet is calculated as amounts billed in a given period for subscriptions divided by the total number of subscription pet months in the period. Total subscription pet months in a period represents the sum of all subscription pets enrolled for each month during the period. We exclude revenue from our managing general agent product lines because their revenue is representative of commission earnings versus underwriting premiums. We monitor monthly average revenue per pet because it is an indicator of the per pet unit economics of our subscription business.
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
*Total pets enrolled and total subscription pets enrolled metrics include managing general agent pets.
† Excluding activity relating to managing general agent policies.

Average pet acquisition cost.† Average pet acquisition cost (PAC) is calculated as net acquisition cost divided by the total number of new subscription pets enrolled in that period. Net acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as new pet acquisition expense, excluding stock-based compensation expense, other business segment expense and managing general agent expense, offset by sign-up fee revenue. We exclude stock-based compensation expense because the amount varies from period to period based on number of awards issued and market-based valuation inputs. We offset sign-up fee revenue because it is a one-time charge to new members collected at the time of enrollment used to partially offset initial setup costs, which are included in new pet acquisition expenses. We exclude other business segment pet acquisition expense because that does not relate to subscription enrollments. We exclude managing general agent pet acquisition expense because the revenue of these products is representative of commission earnings versus underwriting premiums. We monitor average pet acquisition cost to evaluate the efficiency in acquiring new members and measure effectiveness based on our targeted return on investment.
Average monthly retention.† Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of March 31, 2023 is an average of each month’s retention from April 1, 2022 through March 31, 2023. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.
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
We calculate these non-GAAP financial measures by excluding certain non-cash or non-recurring expenses. We exclude non-recurring transactions and restructuring expenses as they are not indicative of our operating performance. We exclude stock-based compensation as it is non-cash in nature. Although stock-based compensation expenses are expected to remain recurring expenses for the foreseeable future, we believe excluding them allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies. We define non-GAAP development expenses as operating expenses incurred to develop new products and offerings that are pre-revenue. We define non-GAAP fixed expenses as the total of technology and development expense and general and administrative expense, less stock-based compensation expense, business combination transaction cost, and development expenses related to exploring and developing new products and offerings that are in the pre-revenue stage.

The following table presents the reconciliation of our non-GAAP financial measures from corresponding GAAP measures for the periods presented (in thousands):

	Three Months Ended
	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021
Veterinary invoice expense	$194,137	$176,083	$171,112	$157,616	$144,926	$132,852	$125,058	$118,282
Less:
Stock-based compensation expense(1)	(839)	(899)	(960)	(1,022)	(1,173)	(798)	(769)	(672)
Other business cost of paying veterinary invoices	(65,149)	(59,946)	(58,197)	(50,378)	(44,336)	(38,009)	(34,432)	(31,029)
Subscription cost of paying veterinary invoices (non-GAAP)	$128,149	$115,238	$111,955	$106,216	$99,417	$94,045	$89,857	$86,581
% of subscription revenue	77.6%	72.7%	73.5%	72.8%	71.1%	70.1%	70.7%	71.9%

Other cost of revenue	$35,846	$36,277	$32,589	$33,212	$31,179	$30,992	$28,443	$25,433
Less:
Stock-based compensation expense(1)	(448)	(414)	(433)	(754)	(631)	(581)	(542)	(552)
Other business variable expenses	(18,743)	(20,591)	(17,346)	(18,010)	(16,506)	(17,208)	(15,315)	(12,940)
Subscription variable expenses (non-GAAP)	$16,655	$15,272	$14,810	$14,448	$14,042	$13,203	$12,586	$11,941
% of subscription revenue	10.1%	9.6%	9.7%	9.9%	10.0%	9.8%	9.9%	9.9%

Technology and development expense	$4,900	$6,955	$6,553	$6,396	$5,229	$4,665	$4,391	$4,079
General and administrative expense	21,017	10,472	10,314	9,227	9,366	8,996	8,246	7,435
Less:
Stock-based compensation expense(1)	(8,821)	(5,019)	(4,805)	(4,085)	(3,226)	(3,293)	(3,020)	(3,122)
Non-recurring transaction or restructuring expenses(2)	(4,102)	(193)	(179)	—	—	—	—	—
Development expenses	(898)	(2,084)	(2,435)	(2,012)	(1,258)	(858)	(919)	(1,121)
Fixed expenses (non-GAAP)	$12,096	$10,131	$9,448	$9,526	$10,111	$9,510	$8,698	$7,271
% of total revenue	4.7%	4.1%	4.0%	4.3%	4.9%	4.9%	4.8%	4.3%

New pet acquisition expense	$21,642	$22,457	$22,434	$22,982	$21,627	$19,845	$19,708	$19,390
Less:
Stock-based compensation expense(1)	(2,032)	(2,079)	(2,108)	(2,601)	(2,328)	(2,136)	(2,112)	(2,181)
Other business pet acquisition expense	(51)	(65)	(181)	(186)	(109)	(76)	(134)	(118)
Subscription acquisition cost (non-GAAP)	$19,559	$20,313	$20,145	$20,195	$19,190	$17,633	$17,462	$17,091
% of subscription revenue	11.8%	12.5%	13.2%	13.9%	13.7%	13.1%	13.7%	14.2%

(1)Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.2 million for the three months ended March 31, 2023.
(2) Consists of business acquisition transaction expenses, severance cost due to certain officers' departures, and a $3.8 million non-recurring settlement of accounts receivable related to uncollected premiums in connection with the transition of underwriting a third-party business to other insurers.

When determining our PAC, we calculate net acquisition cost for a more comparable metric across periods. Net acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as GAAP new pet acquisition expense, excluding stock-based compensation expense, other business segment expense, and managing general agent expense, offset by sign-up fee revenue. We exclude stock-based compensation expense because the amount varies from period to period based on the number of awards issued and market-based valuation inputs. We exclude other business segment pet acquisition expense because it does not relate to subscription enrollments. We exclude managing general agent pet acquisition expense because the revenue of these products is representative of commission earnings versus underwriting premiums. We offset sign-up fee revenue because it is a one-time charge to new members collected at the time of enrollment used to partially offset initial setup costs, which are included in new pet acquisition expenses.
The following table reconciles GAAP new pet acquisition expense to non-GAAP net acquisition cost (in thousands) for each of the last eight fiscal quarters:

	Three Months Ended
	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021
New pet acquisition expense	$21,642	$22,457	$22,434	$22,982	$21,627	$19,845	$19,708	$19,390
Net of sign-up fee revenue	(1,219)	(1,191)	(1,339)	(1,252)	(1,202)	(1,162)	(1,268)	(1,260)
Excluding:
Stock-based compensation expense	(2,032)	(2,079)	(2,108)	(2,601)	(2,328)	(2,136)	(2,112)	(2,181)
Other business pet acquisition expense	(51)	(65)	(181)	(186)	(109)	(76)	(134)	(118)
Pet acquisition expense for managing general agent policies	(927)	(443)	—	—	—	—	—	—
Net acquisition cost	$17,413	$18,679	$18,806	$18,943	$17,988	$16,471	$16,194	$15,831

Components of Operating Results
General
We operate in two business segments: subscription business and other business. Our subscription business segment consists of products that have been created to meet the needs of their distribution channels and have similar margin profiles. This segment generates revenue primarily from subscription fees related to the Company's direct-to-consumer products. Our other business segment includes revenue from other product offerings that generally have a business-to-business relationship and different margin profiles than our subscription business segment, including revenue from writing policies on behalf of third parties and revenue from other products and software solutions.
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
Technology and development
Technology and development expenses primarily consist of personnel costs and related expenses for our technology staff, which includes information technology development and infrastructure support, including third-party services. It also includes expenses associated with development of new geographies, products and offerings.
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
Timing of price adjustments. Our subscription business’s cost-plus model depends on our ability to estimate our operating costs and expenses, including veterinary invoice expenses, and to adjust our pricing to achieve our target returns. We regularly reevaluate and adjust the price of our subscriptions, with a goal of achieving our targeted payout ratio, subject to the review and approval of applicable state regulators. This makes it important for us to accurately estimate our costs and to promptly pursue and obtain regulatory approval of pricing adjustments, which generally roll onto our book of insured pets over the next twelve months. We may, though, have timing mismatches during which our pricing does not reflect our current expense profile. In periods of rapid increases in veterinary invoice expenses, including periods of significant inflation, this timing mismatch may have a significant impact on our margin profile.
Timing of initiatives. Over time we plan to implement new initiatives to improve our member experience, make modifications to our subscription plan, introduce new coverage plans, pursue pet food or other adjacent opportunities, improve our technology, increase the number of veterinary hospitals using our patented direct pay software, and find other ways to maintain a strong value proposition for our members. The implementation of such initiatives could impact our expense profile and result in us incurring expenses that may not always directly coincide with revenue increases, resulting in fluctuations in revenue and profitability in our subscription business segment.
Mix of sales. The relative mix of our business by geography, pet age and breed and other factors impacts the monthly average revenue per pet we receive. For example, prices from our plans could vary depending on the relative cost of veterinary care in different countries or areas. As our mix of business between geographies changes, our metrics, such as our monthly average revenue per pet, and our exposure to foreign exchange fluctuations will be impacted. As we expand into international markets and continue to explore other opportunities, we expect these effects to increase.
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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue:
Subscription business	$165,210	$139,839
Other business	91,119	66,160
Total revenue	256,329	205,999
Cost of revenue:
Subscription business(1)	146,091	115,263
Other business	83,892	60,842
Total cost of revenue	229,983	176,105
Operating expenses:
Technology and development(1)	4,900	5,229
General and administrative(1)	21,017	9,366
New pet acquisition expense(1)	21,642	21,627
Depreciation and amortization	3,202	2,717
Total operating expenses	50,761	38,939
Loss from investment in joint venture	(71)	(69)
Operating loss	(24,486)	(9,114)
Interest expense	2,387	79
Other expense (income), net	(1,902)	(314)
Loss before income taxes	(24,971)	(8,879)
Income tax expense (benefit)	(191)	(24)
Net loss	$(24,780)	$(8,855)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$1,318	$1,836
Technology and development	708	908
General and administrative	8,219	2,423
New pet acquisition expense	2,086	2,382
Total stock-based compensation expense	$12,331	$7,549

	Three Months Ended March 31,
	2023	2022
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue	90	85
Operating expenses:
Technology and development	2	3
General and administrative	8	5
New pet acquisition expense	8	10
Depreciation and amortization	1	1
Total operating expenses	20	19
Loss from investment in joint venture	—	—
Operating loss	(10)	(4)
Interest expense	1	—
Other expense (income), net	(1)	—
Loss before income taxes	(10)	(4)
Income tax expense (benefit)	—	—
Net loss	(10)%	(4)%

Stock-based compensation expense:	Three Months Ended March 31,
	2023	2022
	(as a percentage of revenue)
Cost of revenue	1%	1%
Technology and development	—	—
General and administrative	3	1
New pet acquisition expense	1	1
Total stock-based compensation expense	5%	4%

	Three Months Ended March 31,
	2023	2022
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%
Subscription business cost of revenue	88	82

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		% Change
	2023	2022
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$165,210	$139,839	18%
Other business	91,119	66,160	38
Total revenue	$256,329	$205,999	24

Percentage of Revenue by Segment:
Subscription business	64%	68%
Other business	36	32
Total revenue	100%	100%

Total pets enrolled (at period end)	1,616,865	1,267,253	28
Total subscription pets enrolled (at period end)	906,369	736,691	23
Monthly average revenue per pet	$63.58	$64.21	(1)
Average monthly retention	98.65%	98.75%

Three months ended March 31, 2023 compared to three months ended March 31, 2022. Total revenue increased by $50.3 million, to $256.3 million for the three months ended March 31, 2023, or 24%. Revenue from our subscription business segment increased by $25.4 million to $165.2 million for the three months ended March 31, 2023, or 18%. This increase was primarily due to a 19% increase in total subscription pets enrolled, excluding pets acquired through business combinations, between compared periods. Revenue from our other business segment increased by $25.0 million to $91.1 million, or 38%, for the three months ended March 31, 2023, primarily due to a 34% increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2023	2022
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$128,988	$100,590	28%
Other cost of revenue	17,103	14,673	17
Total cost of revenue	146,091	115,263	27
Other business:
Veterinary invoice expense	65,149	44,336	47
Other cost of revenue	18,743	16,506	14
Total cost of revenue	$83,892	$60,842	38

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	78%	72%
Other cost of revenue	10	10
Total cost of revenue	88	82
Other business:
Veterinary invoice expense	71	67
Other cost of revenue	21	25
Total cost of revenue	92%	92%

Total pets enrolled (at period end)	1,616,865	1,267,253	28
Total subscription pets enrolled (at period end)	906,369	736,691	23
Monthly average revenue per pet	$63.58	$64.21	(1)

Three months ended March 31, 2023 compared to three months ended March 31, 2022. Cost of revenue for our subscription business segment was $146.1 million, or 88% of revenue, for the three months ended March 31, 2023, compared to $115.3 million, or 82% of revenue, for the three months ended March 31, 2022. This increase of 27% in subscription cost of revenue was primarily the result of a 19% increase in subscription pets enrolled, excluding pets acquired as part of business combinations, as well as rising veterinary invoice expenses in the current inflationary environment. Additionally, as part of our long-term strategy to install more software and pay veterinary hospitals directly, the ease of submitting claims via our patented software has led to increased claims received and short-term pressure on our margin in the current period. Cost of revenue for our other business segment increased by $23.1 million, or 38%, to $83.9 million for the three months ended March 31, 2023, primarily due to the increase in enrolled pets in this segment.

Technology and Development Expenses

	Three Months Ended March 31,		% Change
	2023	2022
	(in thousands, except percentages)
Technology and development	$4,900	$5,229	(6)%
Percentage of total revenue	2%	3%
Three months ended March 31, 2023 compared to three months ended March 31, 2022. Technology and development expenses decreased by $0.3 million, or 6%, to $4.9 million for the three months ended March 31, 2023, driven primarily by a decrease of $0.8 million in development expense as several initiatives that were pre-revenue in the prior year moved out of development, partially offset by $0.6 million of higher compensation expenses primarily due to increased headcount. Technology and development expenses decreased from 3% to 2% of total revenue year over year.
General and Administrative Expenses

	Three Months Ended March 31,		% Change
	2023	2022
	(in thousands, except percentages)
General and administrative	$21,017	$9,366	124%
Percentage of total revenue	8%	5%
Three months ended March 31, 2023 compared to three months ended March 31, 2022. General and administrative expenses increased by $11.7 million, or 124%, to $21.0 million for the three months ended March 31, 2023. The increase in expense was primarily due to a $5.8 million increase in stock-based compensation, of which $4.8 million related to charges after certain executive officers’ departures. Additionally, there was a $3.8 million increase related to a negotiated settlement of uncollected premiums in connection with the transition of underwriting a third-party business to other insurers, a $0.9 million increase in general compensation expense, and a $0.4 million increase in professional services. General and administrative expenses increased from 5% to 8% of total revenue year over year primarily due to these non-recurring charges in the current period.

New Pet Acquisition Expense

	Three Months Ended March 31,		% Change
	2023	2022
	(in thousands, except percentages, pet and per pet data)
New pet acquisition expense	$21,642	$21,627	—%
Percentage of total revenue	8%	10%
Subscription Business:
Total subscription pets enrolled (at period end)	906,369	736,691	23
Average pet acquisition cost (PAC)	$247	$301	(18)
Three months ended March 31, 2023 compared to three months ended March 31, 2022. New pet acquisition expenses were $21.6 million, for the three months ended March 31, 2023 which is consistent with the same period in the prior year. Total subscription pets enrolled increased 19%, excluding pets acquired through business combinations. New pet acquisition expenses as a percentage of revenue was 8% for the three months ended March 31, 2023, compared to 10% in the same period last year, as we were able to stay disciplined within our targeted internal rate of return range for our discretionary pet acquisition spend, while still maintaining a relatively high level of pet enrollment growth.

Depreciation and Amortization

	Three Months Ended March 31,		% Change
	2023	2022
	(in thousands, except percentages)
Depreciation and amortization	$3,202	$2,717	18%
Percentage of total revenue	1%	1%
Three months ended March 31, 2023 compared to three months ended March 31, 2022. Depreciation and amortization expense increased by $0.5 million, or 18%, to $3.2 million for the three months ended March 31, 2023.

Stock-Based Compensation
Three months ended March 31, 2023 compared to three months ended March 31, 2022. Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above. Stock-based compensation expense in total was $12.3 million for the three months ended March 31, 2023, up from $7.5 million in the prior year period. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants, calculated according to our equity incentive plan. In addition, there was a $4.8 million increase in stock-based compensation in the period as a result of charges after certain executive officers’ departures.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$(6,862)	$(3,590)
Net cash provided by (used in) investing activities	33,914	(14,251)
Net cash provided by (used in) financing activities	33,810	52,765
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash, net	260	139
Net change in cash, cash equivalents and restricted cash	$61,122	$35,063

Our primary requirements for liquidity are paying veterinary invoices, funding operations and capital requirements, investing in new member acquisition, investing in enhancements to our member experience, and servicing debt. We have certain contractual obligations in the normal course of business, including obligations and commitments relating to our credit facility (the Credit Facility) with Piper Sandler Finance, LLC, acting as the administrative agent, non-cancellable vendor purchase agreements, as well as future payments of veterinary invoice claims. Refer to Note 8, Reserve for Veterinary Invoices, included in Item 1 of Part I of this report, for further details on anticipated cash outflows.
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
As of March 31, 2023, we had $244.6 million in cash, cash equivalents and short-term investments and $40.0 million available under our Credit Facility. The Credit Facility is secured by substantially all of our assets and those of our subsidiaries. In addition, most of the assets in our insurance subsidiaries are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. As of March 31, 2023, total assets and liabilities held outside of our insurance entities were $227.9 million and $134.6 million, respectively, including $8.4 million of cash and cash equivalents that were segregated from other operating funds and held in trust for the payment of veterinary invoices on behalf of our insurance subsidiaries. For further information, refer to "—Regulation".
In April 2021, our board of directors approved a share repurchase program, pursuant to which we may, between May 2021 and May 2026, repurchase outstanding shares of our common stock. While our board of directors has approved the program, any repurchase activity is subject to quarterly assessment and board approval, based on various factors including available cash, stock price relative to our estimated intrinsic value, forecasted operating results, and available opportunities to otherwise deploy capital for business expansion. We repurchased no shares under this program during the three months ended March 31, 2023.
Operating Cash Flows
We derive operating cash flows primarily from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments, develop new product offerings and to fund projects that improve our members' experience. Net cash used by operating activities was $6.9 million for the three months ended March 31, 2023, compared to $3.6 million for the three months ended March 31, 2022. The change was primarily driven by increased veterinary invoice expenses in the current inflationary environment as well as increased utilization of our claims software.
Investing Cash Flows
Net cash provided by investing activities was $33.9 million for the three months ended March 31, 2023, compared to $14.3 million net cash used by investing activities for the three months ended March 31, 2022. The change was primarily related to reinvestment of proceeds from matured short-term investments to cash equivalents, partially offset by an increase in capital expenditures, primarily attributable to development of internal-use software focused on member experience improvements.
Financing Cash Flows
Net cash provided by financing activities was $33.8 million for the three months ended March 31, 2023, compared to $52.8 million for the three months ended March 31, 2022. The change was primarily due to a decrease in net proceeds related to the credit facility.

Long-Term Debt
Our Credit Facility provides us with up to $150.0 million of credit. As of March 31, 2023, we issued term loans totaling $110.0 million under the Credit Facility. Refer to Note 9, Debt, included in Item 1 of Part I of this report, for further details.

Regulation
As of March 31, 2023, our insurance entities collectively held $117.9 million in short-term investments and $324.7 million in other current assets, including $75.6 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in our insurance entities are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate. We expect our required capital held within our insurance entities to grow as our business grows.
American Pet Insurance Company (APIC)
The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of the National Association of Insurance Commissioners (NAIC). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. As of December 31, 2022, APIC was required to maintain at least $142.4 million of risk-based capital to avoid this additional regulatory oversight. As of that date, APIC maintained $162.2 million of risk-based capital.
ZPIC Insurance Company (ZPIC), QPIC Insurance Company (QPIC), and GPIC Insurance Company (GPIC)
In 2021, we established two new wholly-owned insurance subsidiaries, ZPIC and QPIC, domiciled in Missouri and Nebraska, respectively, and in 2023 we established a new wholly-owned insurance subsidiary, GPIC, domiciled in Canada. We have funded required statutory capital to these new subsidiaries. As of March 31, 2023, neither ZPIC, QPIC nor GPIC have begun underwriting any insurance policies.
Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX
WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. In February 2023, our parent entity received a dividend of $7.3 million from WICL Segregated Account AX as allowed under our agreements with WICL. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Omega General Insurance Company, we are required to maintain a Canadian Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of March 31, 2023, the account held CAD $11.2 million.
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

Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable vendor service agreements. In March 2022, we entered into a credit agreement that provides us with up to $150 million of credit, including a $60 million initial term loan that was funded at closing and an aggregate $50 million of delayed draw term loans funded between December 2022 and February 2023. Refer to Note 9, Debt, included in Item 1 of Part I of this report, for further details, including interest and future principal payments.

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
There have been no material changes to our critical accounting estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative or qualitative disclosures about market risk during the first three months of 2023. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2022 Form 10-K.

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
•increase awareness of and positive associations with medical insurance for pets and our brand;
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
Our ability to grow our business depends on retaining and expanding our member base. For the year ended December 31, 2022, we generated 66.0% of our revenue from subscriptions. In order to continue to increase our membership, we must continue to convince prospective members of the benefits of medical insurance for pets in general and our subscription in particular. To maintain our existing member base, we need to continue to reinforce the value of our subscription.
We utilize Territory Partners, who are paid fees based on enrollments and retention in their regions, to communicate the benefits of medical insurance to veterinarians through a combination of remote and in-person communications. Veterinarians then educate pet owners, who visit our website or call our contact center to learn more about these benefits, and potentially become members. We also invest in other third-party and direct-to-consumer member acquisition channels, though we have limited experience with some of them. We intend to maintain our Territory Partner model and structure and we plan to introduce other distribution channels to increase lead generation and to engage in other sales and promotional activities, including direct-to-consumer advertising, all of which are likely to increase our acquisition costs. In addition, these go-to-market plans may face unexpected delays, costs or other challenges, such as decreased ability of Territory Partners to conduct in-person visits with veterinarians.
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
•our ability to explain and educate consumers regarding the benefits and differences related to our products and any potential consumer confusion as we add more products;
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
If we do not retain our existing members or if our marketing initiatives do not result in enrolling more pets or result in enrolling pets that inherently have a lower retention rate, we may not be able to maintain our retention and new pet acquisition rates. Members we obtain through aggressive promotions or other channels that involve relatively less meaningful contact between us and the member are more likely to terminate their subscription. In the past, we have experienced reduced retention rates during periods of rapid member growth, as our retention rate generally has been lower during the first year of member enrollment. Members may choose to terminate their subscription for a variety of reasons, including, loss of pet, increased subscription fees, perceived or actual lack of value, delays or other unsatisfactory experiences in how we review and process veterinary invoice payments, unsatisfactory member service, an economic downturn, a more attractive offer from a competitor, changes in our subscription or other reasons, including reasons that are outside of our control. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit cancellations, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.
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

We endeavor to drive significant traffic to our website from consumers who search for pet medical insurance through Internet search engines such as Google, Bing and Yahoo!. A critical factor in attracting consumers searching for pet medical insurance on the Internet to our website is whether we are prominently displayed in response to Internet searches relating to medical insurance for pets. Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine, which may change from time to time. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our websites would decline and we may not be able to replace this traffic, which in turn would harm our business, operating results and financial condition. If we decide to attempt to replace this traffic, we may be required to increase our pet acquisition expenditures, including by utilizing paid search advertising. Certain of our competitors have spent additional funds to promote their products in search results over us. If we decide to respond by purchasing search advertising, our pet acquisition costs would increase which may harm our business, operating results and financial condition.
Our actual veterinary invoice expense may exceed our current reserve established for veterinary invoices and may adversely affect our operating results and financial condition.
We maintain a recorded reserve for veterinary invoices that is based on our best estimates of the amount of veterinary invoices we expect to pay, inclusive of an estimate for veterinary invoices we have not yet received, after considering internal factors, including data from our proprietary data analytics platform, experience with similar cases, actual veterinary invoices paid, historical trends involving veterinary invoice payment patterns, patterns of receipt of veterinary invoices, seasonality, pending levels of unpaid veterinary invoices, veterinary invoice processing programs and contractual terms. We may also consider external factors, including changes in the law, court decisions, changes to regulatory requirements and economic conditions, including the current inflationary environment. Because reserves are estimates of veterinary invoices that have been incurred but are not yet submitted to us, setting appropriate reserves is an inherently uncertain and complex process that involves significant subjective judgment. Further, we do not transfer or cede our risk as an insurer and, therefore, we maintain more risk than we would if we purchased reinsurance.
Rising costs of veterinary care and the increasing availability and usage of more expensive, technologically advanced medical treatments may increase the amounts of veterinary invoices we receive, especially in the current inflationary environment. Increases in the number and amount of veterinary invoices we receive could arise from unexpected or other events that are inherently difficult to predict or estimate, such as a pandemic that spreads through the pet population, tainted pet food or supplies or an unusually high number of serious injuries or illnesses. Similarly, industry trends may emerge that are difficult to identify or to predict their impact on us, such as consolidated ownership of veterinary hospitals that increase prices more rapidly than we estimate. We may experience volatility in the number of veterinary invoices we receive from time to time, and short-term trends may not continue over the longer term. The number or amount of veterinary invoices may be affected by the level of care and attentiveness an owner provides to the pet, the pet’s breed and age (at enrollment) and other factors outside of our control, as well as fluctuations in member retention rates and by new member initiatives that encourage an increase in veterinary invoices and other new member acquisition activities.
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
Our patented proprietary software is designed to integrate directly with most practice management software systems used by veterinary hospitals and allow us to receive and pay veterinarian invoices directly to the hospital. We believe that it is critical to our long-term success to improve the member experience so we encourage veterinary hospitals to install and use our software. We have found that installation and use of our patented software by a veterinary hospital could increase the number of invoices we receive from that hospital. As more veterinary hospitals install our patented software, we expect the number or amounts of veterinary invoices to increase and result in an increase in our cost of revenue, which may have a material adverse effect on our financial condition.
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
It is possible that we may pay a veterinary invoice which appears authentic but in fact reflects false products or prices. It is also possible that veterinarians will charge insured customers higher amounts than they would charge their non-insured clients for the same service or product, or may alter medical records or exclude information from records. Such activity could lead to unanticipated costs to us and/or to time and expense to recover such costs. They could also lead to strained relationships with veterinarians and/or members, and could adversely affect our competitiveness, financial results and liquidity.
We operate in a competitive market which could adversely affect our prospects, operating results and financial condition.
We are and will continue to operate in a competitive market. For instance, we compete with pet owners that self-finance unexpected veterinary invoices with savings or credit, as well as traditional “pet insurance” providers and relatively new entrants into our market. The vast majority of pet owners in the United States and Canada do not currently have medical insurance for their pets. We are focused primarily on expanding our share of the overall market, and we view our primary competitive challenge as educating pet owners on why our subscription is a better alternative to self-financing.
Additionally, there are traditional insurance companies that provide pet insurance products, either as a stand-alone product or along with a broad range of other insurance products, such as wellness. In addition, new entrants backed by large insurance companies have entered (and in some cases exited) the medical insurance for pets market in the past and more may do so in the future. Further, traditional “pet insurance” providers may consolidate or take other actions to mimic the efficiencies from our vertically-integrated structure or create other operational efficiencies, which could lead to increased competition. The success of any of these competitors would, in time, affect our prospects, operating results and financial condition.
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
Our business depends on our ability to maintain and scale the infrastructure necessary to operate our technology platform, which includes our analytics and pricing engine, systems for managing veterinary invoice payments, customer relationship management system, billing system, contact center phone system and website. We use these technology frameworks to price our subscriptions, enroll members, engage with current members and pay veterinary invoices. Our members review and purchase subscriptions through our website and contact center, and for those veterinary hospitals who have installed our patented proprietary software, we receive and pay veterinarian invoices directly to the hospitals through our patented software. Our reputation and ability to acquire, retain and serve our members and support our partners depends on the reliable performance of our technology platform and the underlying network systems and infrastructure, and on providing best-in-class member service, including through our contact center and website. As our member base continues to grow, the amount of information collected and stored on the systems and infrastructure supporting our technology platform will continue to grow, and we expect to require an increasing amount of network capacity, computing power and information technology personnel to develop and maintain our technology platform and service our departments involved in member interaction.

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
Our success also depends on our ability to attract, retain and motivate additional skilled management personnel. We plan to continue to expand our work force, which we believe will enhance our business and operating results. As a result of COVID-19, we adopted hybrid work arrangements, which may result in decreased efficiency. Over time, hybrid work arrangements may also decrease the cohesiveness of our teams, which is critical to our corporate culture and to attracting, retaining and motivating skilled management personnel. We believe that there is significant competition for qualified personnel with the skills and knowledge that we require. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. New hires require significant training, capital expenditures and, in most cases, significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we do not successfully hire and integrate new employees in accordance with our plans, our business, operating results and financial condition will be harmed.
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
In Canada, our medical insurance for pets subscription is currently written by Omega, and we assume all premiums written by Omega and the related veterinary invoice expense through an agency agreement and a fronting and administration agreement. We expect to begin to underwrite our own products in Canada through our wholly-owned subsidiary, GPIC Insurance Company (GPIC). If Omega were to terminate our agreement or be unable to write insurance for regulatory or other reasons, in particular before GPIC is duly authorized to write insurance across all Canadian jurisdictions, we may have to terminate subscriptions with our existing Canadian members and/or suspend member enrollment and renewals in Canada. In addition, as we move business from Omega to GPIC, we may be required to contribute more risk-based capital than expected into GPIC.
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
•If the required minimum capital in one of our insurers falls below the required threshold, the responsible regulator may take action, or such a reduction may result in a breach of various contractual relationships, including, for example, with the unaffiliated general agents for which we write medical insurance for pets policies, which may give such parties the ability to cancel their contracts with us and/or sue us for damages related to our risk-based capital levels, which could have a material adverse effect on our financial condition.
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
We accept payments of subscription fees from our members through automatic fund transfers and payments via credit and debit card and mobile payment applications. For payments via credit and debit card and mobile payment applications, we pay interchange and other fees, which may increase over time. An increase in the number of members who utilize credit and debit cards and mobile apps to pay their subscription fees or related credit and debit card fees would reduce our margins and could require us to increase subscription fees, which could cause us to lose members and revenue, or suffer an increase in our operating expenses, either of which could adversely affect our operating results.

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
In August 2018, we purchased our headquarters office building in Seattle, Washington, USA. Prior to this purchase, we had no experience owning an office building. It is difficult to predict all costs associated with maintaining the building and ensuring it is suitable for our use and that of other tenants and maintain compliance with all environmental and other regulations applicable to ownership of real estate. Following our transition to hybrid work arrangements, we have far fewer people working in our headquarters office, resulting in decreased utilization of our space. Failure to attract and retain tenants for our unused space will result in our not receiving rental income and could also cause a reduction in the value of the building. Tenants may also negotiate tenant improvements, requiring capital expenditures that may adversely impact our financial position. In addition, we may identify structural defects or other conditions, or we may determine that remodeling or renovations are necessary given our business operations and objectives. Managing tenants, maintaining the building, and otherwise facing the costs and responsibilities of being the owner of a building may be a distraction from our core business and cause our performance to suffer.
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
In March 2022, we entered into the Credit Facility that provides us with up to $150.0 million of credit. As of December 31, 2022, we issued term loans totaling $75.0 million under the Credit Facility. Substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could have adverse consequences, including the following:
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
Many laws governing general commerce on the Internet remain unsettled and it may take years to fully determine whether and how existing laws such as those governing insurance, intellectual property, privacy and taxation apply to the Internet. In addition, the growth and development of the market for electronic commerce and Internet-related medical insurance for pets advertisements and transactions may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business and selling subscriptions over the Internet. Any new laws or regulations or new interpretations of existing laws or regulations relating to the Internet could harm our business and we could be forced to incur substantial costs in order to comply with them, which would harm our business, operating results and financial condition.

Additionally, we use phone solicitation, email, and texting to market our services to potential members and/or as a means of communicating with our existing members. The laws and regulations governing the use of phone solicitation, email, and texting continue to evolve, and the growth and development of the market for commerce over the Internet may lead to the adoption of additional legislation. Failure to comply with existing or new laws regarding phone solicitation, text or electronic communications with members could lead to significant damages. We have incurred, and will continue to incur, expenses in our efforts to comply with electronic messaging laws. If new laws or regulations are adopted, or existing laws and regulations are interpreted, to impose additional restrictions on our ability to send email to our members or potential members, we may not be able to communicate with them in a cost-effective manner. In addition to legal restrictions on the use of email for commercial purposes, Internet and email service providers and others attempt to block the transmission of unsolicited email, commonly known as “spam.” Many service providers have relationships with organizations whose purpose it is to detect and notify the Internet and email service providers of entities that the organization believes are sending unsolicited email. If an Internet or email service provider identifies messaging and email from us as “spam” as a result of reports from these organizations or otherwise, we could be placed on a restricted list that will block our emails to members or potential members. If we are restricted or unable to communicate by phone, text or email with our members and potential members as a result of legislation, blockage or otherwise, our business, operating results and financial condition would be harmed.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
Pursuant to a marketing agreement between us and a strategic distributor, we agreed to issue shares of our common stock to the distributor as partial consideration for sales made through the distributor’s marketing channels of white-label medical and wellness pet insurance products that we create and administer under the agreement. The number of shares we issue is determined quarterly, based on a percentage of revenue from such product sales divided by the volume weighted average price per share for the preceding quarter or, if lower, for the three months ended December 5, 2021. The shares we issue are subject to various restrictions, including a minimum holding period of two years and customary transfer restrictions for shares acquired in a private placement. During the quarter ended March 31, 2023, we issued 259 shares of our common stock to the distributor in respect of product sales that occurred in the quarter ended December 31, 2022. We offered and sold these shares in reliance upon the exemption from the registration set forth under Section 4(a)(2) of the Securities Act, and the regulations promulgated thereunder relating to sales by an issuer not involving any public offering, and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-36537	3.1	8/28/2014

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-36537	3.1	6/3/2016

3.3	Amended and Restated Bylaws of the Registrant.	10-K	001-36537	3.3	2/12/2021

10.1+	Form of Consulting Agreement.	8-K	001-36537	10.1	4/4/2023

10.2+	Form of Separation Agreement.	8-K	001-36537	10.2	4/4/2023

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan or arrangement.
*	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TRUPANION, INC.

Date: May 5, 2023	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2023	/s/ Drew Wolff
Drew Wolff Chief Financial Officer (Principal Financial and Accounting Officer)