Form 10-Q
period 2023-06-30
TRUPANION, INC.
filed 2023-08-04
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 28, 2023, there were approximately 41,371,714 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRUPANION, INC. Condensed Consolidated Statements of Operations (in thousands, except share data) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$270,566	$219,411	$526,895	$425,410
Cost of revenue:
Veterinary invoice expense(1)	206,738	157,616	400,875	302,542
Other cost of revenue(1)	34,455	33,212	70,301	64,391
Total cost of revenue	241,193	190,828	471,176	366,933
Operating expenses:
Technology and development(1)	5,232	6,396	10,132	11,625
General and administrative(1)	13,136	9,227	34,153	18,593
New pet acquisition expense(1)	20,769	22,982	42,411	44,609
Depreciation and amortization	3,253	2,707	6,455	5,424
Total operating expenses	42,390	41,312	93,151	80,251
Gain (loss) from investment in joint venture	(73)	(42)	(144)	(111)
Operating loss	(13,090)	(12,771)	(37,576)	(21,885)
Interest expense	2,940	1,193	5,327	1,272
Other income, net	(2,078)	(365)	(3,980)	(679)
Loss before income taxes	(13,952)	(13,599)	(38,923)	(22,478)
Income tax expense (benefit)	(238)	19	(429)	(5)
Net loss	$(13,714)	$(13,618)	$(38,494)	$(22,473)

Net loss per share:
Basic and diluted	$(0.33)	$(0.33)	$(0.93)	$(0.55)
Weighted average shares of common stock outstanding:
Basic and diluted	41,383,411	40,738,738	41,246,411	40,660,797

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	$866	$1,047	$1,719	$2,234
Other cost of revenue	441	783	906	1,432
Technology and development	627	1,101	1,335	2,009
General and administrative	2,948	3,066	11,167	5,489
New pet acquisition expense	1,755	2,637	3,841	5,019

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(13,714)	$(13,618)	$(38,494)	$(22,473)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,256	(3,349)	2,811	(4,247)
Net unrealized gain (loss) on available-for-sale investments	(1,103)	(1)	(612)	(1)
Other comprehensive income (loss), net of taxes	153	(3,350)	2,199	(4,248)
Comprehensive income (loss)	$(13,561)	$(16,968)	$(36,295)	$(26,721)

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Balance Sheets (in thousands, except share data)
	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$118,417	$65,605
Short-term investments	117,648	156,804
Accounts and other receivables, net of allowance for doubtful accounts of $701 at June 30, 2023 and $540 at December 31, 2022	265,648	232,439
Prepaid expenses and other assets	18,882	14,248
Total current assets	520,595	469,096
Restricted cash	18,131	19,032
Long-term investments	9,818	7,841
Property, equipment, and internal-use software, net	97,984	90,701
Intangible assets, net	21,633	24,031
Other long-term assets	18,153	18,943
Goodwill	43,877	41,983
Total assets	$730,191	$671,627
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,918	$9,471
Accrued liabilities and other current liabilities	29,893	32,616
Reserve for veterinary invoices	56,202	43,734
Deferred revenue	236,545	202,692
Long-term debt - current portion	1,100	1,103
Total current liabilities	330,658	289,616
Long-term debt	102,934	68,354
Deferred tax liabilities	2,940	3,392
Other liabilities	4,901	4,968
Total liabilities	441,433	366,330
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 42,498,924 and 41,470,738 issued and outstanding at June 30, 2023; 42,041,344 and 41,013,158 shares issued and outstanding at December 31, 2022	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	519,450	499,694
Accumulated other comprehensive income (loss)	(4,102)	(6,301)
Accumulated deficit	(210,056)	(171,562)
Treasury stock, at cost: 1,028,186 shares at June 30, 2023 and December 31, 2022	(16,534)	(16,534)
Total stockholders’ equity	288,758	305,297
Total liabilities and stockholders’ equity	$730,191	$671,627

See accompanying notes to the condensed consolidated financial statements.

Trupanion, Inc. Condensed Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2023	41,327,702	$—	$511,940	$(196,342)	$(4,255)	$(16,534)	$294,809
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	143,036	—	342	—	—	—	342
Stock-based compensation expense	—	—	7,168	—	—	—	7,168
Other comprehensive income (loss)	—	—	—	—	153	—	153
Net income (loss)	—	—	—	(13,714)	—	—	(13,714)
Balance at June 30, 2023	41,470,738	$—	$519,450	$(210,056)	$(4,102)	$(16,534)	$288,758

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2022	40,711,491	$—	$472,878	$(135,745)	$2,179	$(10,779)	$328,533
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	128,766	—	(60)	—	—	—	(60)
Stock-based compensation expense	—	—	9,000	—	—	—	9,000
Repurchases of common stock	(94,959)	—	—	—	—	(5,751)	(5,751)
Other comprehensive income (loss)	—	—	—	—	(3,350)	—	(3,350)
Net income (loss)	—	—	—	(13,618)	—	—	(13,618)
Balance at June 30, 2022	40,745,298	$—	$481,818	$(149,363)	$(1,171)	$(16,530)	$314,754

Trupanion, Inc. Condensed Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	41,013,158	$—	$499,694	$(171,562)	$(6,301)	$(16,534)	$305,297
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	457,580	—	(371)	—	—	—	(371)
Stock-based compensation expense	—	—	20,127	—	—	—	20,127
Other comprehensive income (loss)	—	—	—	—	2,199	—	2,199
Net income (loss)	—	—	—	(38,494)	—	—	(38,494)
Balance at June 30, 2023	41,470,738	$—	$519,450	$(210,056)	$(4,102)	$(16,534)	$288,758

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2022	40,475,185	$—	$466,792	$(126,890)	$3,077	$(10,779)	$332,200
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	365,072	—	(1,759)	—	—	—	(1,759)
Stock-based compensation expense	—	—	16,785	—	—	—	16,785
Repurchases of common stock	(94,959)	—	—	—	—	(5,751)	(5,751)
Other comprehensive income (loss)	—	—	—	—	(4,248)	—	(4,248)
Net income (loss)	—	—	—	(22,473)	—	—	(22,473)
Balance at June 30, 2022	40,745,298	$—	$481,818	$(149,363)	$(1,171)	$(16,530)	$314,754

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(38,494)	$(22,473)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	6,455	5,424
Stock-based compensation expense	18,968	16,183
Other, net	(585)	(74)
Changes in operating assets and liabilities:
Accounts and other receivables	(33,184)	(39,127)
Prepaid expenses and other assets	(3,213)	(2,821)
Accounts payable, accrued liabilities, and other liabilities	(6,464)	703
Reserve for veterinary invoices	12,439	(2,998)
Deferred revenue	33,811	38,463
Net cash provided by (used in) operating activities	(10,267)	(6,720)
Investing activities
Purchases of investment securities	(79,931)	(47,368)
Maturities and sales of investment securities	117,652	31,212
Purchases of property, equipment, and internal-use software	(9,919)	(7,479)
Other	583	(1,502)
Net cash provided by (used in) investing activities	28,385	(25,137)
Financing activities
Proceeds from debt financing, net of financing fees	35,130	54,431
Repayment of debt financing	(1,042)	(150)
Repurchases of common stock	—	(5,751)
Proceeds from exercise of stock options	653	1,171
Shares withheld to satisfy tax withholding	(1,024)	(2,930)
Net cash provided by (used in) financing activities	33,717	46,771
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	76	(696)
Net change in cash, cash equivalents, and restricted cash	51,911	14,218
Cash, cash equivalents, and restricted cash at beginning of period	84,637	100,869
Cash, cash equivalents, and restricted cash at end of period	$136,548	$115,087
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property, equipment, and internal-use software included in accounts payable and accrued liabilities	$1,328	$924
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
The financial data as of December 31, 2022 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on February 16, 2023 (the 2022 10-K). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2022 10-K. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
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
Accounts and Other Receivables
Accounts and other receivables are comprised of trade receivables and other miscellaneous receivables and are carried at their estimated collectible amounts. Trade receivables are primarily related to the Company’s other business segment where the Company generates revenue from underwriting policies through unaffiliated general agents. During the six months ended June 30, 2023, the Company incurred a non-recurring $3.8 million settlement of accounts receivable due to uncollected premiums in connection with the transition of underwriting a third-party business to other insurers.

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
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	574,151	716,537	574,151	716,537
Restricted stock awards and restricted stock units	793,883	1,261,460	793,883	1,261,460

3. Goodwill
Goodwill arises from business acquisitions in which the purchase price exceeds the fair value of tangible and intangible assets acquired less assumed liabilities.
The following is a summary of goodwill by reportable segment for the six months ended June 30, 2023 (in thousands):

	Subscription Business	Other Business	Total
Balance as of December 31, 2022	$41,983	$—	$41,983
Acquisitions	—	—	—
Effects of foreign currency	1,894	—	1,894
Balance as of June 30, 2023	$43,877	$—	$43,877

4. Investments
Available-for sale securities are classified as short-term versus long-term investments based on whether they represent the investment of funds available for current operations. All available-for-sale securities are considered short-term in nature, with the exception of certain long-term investments that are being held for statutory requirements. Held-to-maturity securities are classified as short-term versus long-term investments based on the effective maturity dates. The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of June 30, 2023 and December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of June 30, 2023
Long-term investments:
Available-for-sale investments
Foreign deposits	$9,659	$—	$—	$9,659
	$9,659	$—	$—	$9,659
Held-to-maturity investments
U.S. treasury securities	$159	$—	$(5)	$154
	$159	$—	$(5)	$154
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$40,242	$—	$(445)	$39,797
Mortgage-backed securities and collateralized mortgage obligations	8,294	—	(145)	8,149
Other asset-backed securities	12,367	—	(134)	12,233
Municipal bond	1,000	—	—	1,000
Corporate bonds	40,695	—	(517)	40,178
	$102,598	$—	$(1,241)	$101,357
Held-to-maturity investments
U.S. treasury securities	$12,932	$—	$(51)	$12,881
Certificates of deposit	3,359	—	—	3,359
	$16,291	$—	$(51)	$16,240

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2022
Long-term investments:
Available-for-sale investments
Foreign deposits	$7,683	$—	$—	$7,683
	$7,683	$—	$—	$7,683
Held-to-maturity investments
U.S. treasury securities	$158	$—	$(4)	$154
	$158	$—	$(4)	$154
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$42,833	$—	$(186)	$42,647
Mortgage-backed securities and collateralized mortgage obligations	8,015	—	(97)	7,918
Other asset-backed securities	11,286	—	(77)	11,209
Municipal bond	1,000	—	(6)	994
Corporate bonds	37,793	—	(262)	37,531
	$100,927	$—	$(628)	$100,299
Held-to-maturity investments
U.S. treasury securities	$12,059	$—	$(58)	$12,001
Certificates of deposit	3,254	—	—	3,254
U.S. government funds	41,192	—	—	41,192
	$56,505	$—	$(58)	$56,447
Maturities of investments classified as available-for-sale and held-to-maturity were as follows (in thousands):

	As of June 30, 2023
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$3,940	$3,919
Due after one year through five years	87,656	86,715
	$91,596	$90,634
Held-to-maturity:
Due under one year	$16,291	$16,240
Due after one year through five years	159	154
	$16,450	$16,394
Available-for-sale collateralized:
Mortgage-Backed Securities and Collateralized Mortgage Obligations	$8,294	$8,149
Other Asset-Backed Securities	12,367	12,233
	$20,661	$20,382

The Company does not expect any credit losses from its held-to-maturity investments, considering the composition of the investment portfolio and the credit loss history of these investments. For available-for-sale investments, the Company determined that there were unrealized losses of $1.2 million and $0.6 million as of June 30, 2023 and December 31, 2022, respectively. Available-for-sale investments with unrealized losses have been in the loss position for less than twelve months and losses relate to interest rate changes. The Company does not expect any credit losses from its available-for-sale investments, considering the composition of the investment portfolio and the credit rating of these investments. For those securities, the Company determined it is not likely to, and does not intend to, sell prior to a potential recovery.
Proceeds from the sales of fixed maturities classified as available-for-sale were $58.8 million and nil during the six months ended June 30, 2023 and 2022, respectively.

5. Other Investments
The Company has invested $7.0 million in the preferred stock of a variable interest entity, Baystride, Inc., a U.S.-based privately held corporation operating in the pet food industry. The Company does not have power over the activities that most significantly impact the economic performance of the variable interest entity and is, therefore, not the primary beneficiary. The Company has the option to purchase all of the outstanding common stock issued by the variable interest entity in August 2027 at an amount approximating its expected fair value. The preferred stock investment in the variable interest entity is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date — see Note 6.
Additionally, the Company has extended a $7.0 million revolving line of credit to the variable interest entity to fund its inventory purchases, which will increase annually by $2.0 million until the note’s maturity in 2027. Borrowing amounts are subject to limitations based on Baystride’s forecasted revenues and inventory balances. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit, including accrued interest, was $5.2 million and $6.3 million as of June 30, 2023 and December 31, 2022, respectively. The Company has also entered into a series of agreements to provide ancillary services to, and receive reimbursement from, the variable interest entity at cost. The Company provided $0.3 million and $0.4 million of these services for the six months ended June 30, 2023 and 2022, respectively.

6. Fair Value
Fair Value Disclosures - Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of June 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$1,061	$1,061	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	8,149	—	8,149	—
Other asset-backed securities	12,233	—	12,233	—
Corporate bonds	40,178	—	40,178	—
Foreign deposits	9,659	9,659	—	—
Municipal bond	1,000	—	1,000	—
U.S. Treasury securities	39,797	—	39,797	—
Preferred stock in variable interest entity	4,115	—	—	4,115
Total	$116,192	$10,720	$101,357	$4,115

	As of December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$1,633	$1,633	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	7,918	—	7,918	—
Other asset-backed securities	11,209	—	11,209	—
Corporate bonds	37,531	—	37,531	—
Foreign deposits	7,683	7,683	—	—
Municipal bond	994	—	994	—
U.S. Treasury securities	42,647	—	42,647	—
Preferred stock in variable interest entity	4,115	—	—	4,115
Total	$113,730	$9,316	$100,299	$4,115
The Company measures the fair value of money market funds and foreign deposits based on quoted prices in active markets for identical assets. The Company's fixed maturity investments classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including pricing vendors, dealers/market makers, and exchange-quoted prices. The fair value of the Company's fixed maturity investments classified as Level 2 is based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Held-to-maturity investments are carried at amortized cost and the fair value and changes in unrealized gains (losses) are disclosed in Note 4, Investments. The fair value of these investments is determined in the same manner as available-for-sale securities and are considered either a Level 1 or Level 2 measurement.
The Company's preferred stock investment in the variable interest entity (see Note 5) is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement, and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. The estimated fair value was $4.1 million as of June 30, 2023, unchanged from December 31, 2022, and is recorded in other long-term assets on the Company's consolidated balance sheet. This investment has maintained an unrealized loss position of $2.9 million for less than twelve months.

Fair Value Disclosures - Other Assets and Liabilities
The Company's other long-term assets balance also included notes receivable of $8.2 million and $9.3 million as of June 30, 2023 and December 31, 2022, respectively, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at June 30, 2023.
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the six months ended June 30, 2023 and the year ended December 31, 2022.

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
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Six Months Ended June 30,
Subscription	2023	2022
Reserve at beginning of year	$21,543	$22,407
Veterinary invoices during the period related to:
Current year	261,249	210,149
Prior years	2,035	(2,321)
Total veterinary invoice expense	263,284	207,828
Amounts paid during the period related to:
Current year	236,697	190,348
Prior years	20,168	16,469
Total paid	256,865	206,817
Non-cash expenses	1,771	2,325
Reserve at end of period	$26,191	$21,093

The Company's reserve for the subscription business segment increased $4.7 million from $21.5 million at December 31, 2022 to $26.2 million at June 30, 2023. This change was primarily comprised of $263.3 million in expense recorded during the period less $256.9 million in payments of veterinary invoices. This $263.3 million in veterinary invoice expense incurred included an increase of $2.0 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the six months ended June 30, 2022, the Company's adjustment to prior year reserves was a reduction of $2.3 million as a result of analysis of payment trends.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Six Months Ended June 30,
Other Business	2023	2022
Reserve at beginning of year	$22,191	$17,264
Veterinary invoices during the period related to:
Current year	136,780	94,175
Prior years	811	539
Total veterinary invoice expense	137,591	94,714
Amounts paid during the period related to:
Current year	109,389	79,362
Prior years	20,382	17,072
Total paid	129,771	96,434
Non-cash expenses	—	—
Reserve at end of period	$30,011	$15,544

The Company’s reserve for the other business segment increased $7.8 million from $22.2 million at December 31, 2022 to $30.0 million at June 30, 2023. This change was comprised of $137.6 million in expense recorded during the period less $129.8 million in payments of veterinary invoices. This $137.6 million in veterinary invoice expense incurred included an increase of $0.8 million to the reserves relating to prior years, which was the result of ongoing analysis of recent payment trends. For the six months ended June 30, 2022, the Company's adjustment to prior year reserves was an increase of $0.5 million as a result of analysis of payment trends.
Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of June 30, 2023
Year of Occurrence
2021 and prior	$129
2022	3,280
2023	22,782
$26,191

Other Business	As of June 30, 2023
Year of Occurrence
2021 and prior	$250
2022	2,370
2023	27,391
$30,011

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
The Credit Facility bears interest at a floating base rate plus an applicable margin. The stated interest rate as of June 30, 2023 was approximately 10.39% for the original $60.0 million term loan, the $15.0 million term loan, and the $35.0 million term loan. The Company incurred total debt issuance cost of approximately $5.9 million, which is reported in the consolidated balance sheet as a direct reduction from the carrying amount of the Credit Facility, and is amortized as interest expense over the term of five years.
The Credit Facility is secured by substantially all assets of the Company and its subsidiaries. Proceeds from the Credit Facility may be used for permitted acquisitions and investments, working capital and other general corporate purposes. The Credit Agreement contains financial and other covenants. As of June 30, 2023, the Company was in compliance with all financial and other covenants.
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
Future principal payments on outstanding borrowings as of June 30, 2023 are as follows (in thousands):

Year Ending December 31,	June 30, 2023
2023	$550
2024	1,100
2025	1,100
2026	1,100
2027	71,863
Thereafter	33,250
Total	$108,963

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Veterinary invoice expense	$866	$1,047	$1,719	$2,234
Other cost of revenue	441	783	906	1,432
Technology and development	627	1,101	1,335	2,009
General and administrative	2,948	3,066	11,167	5,489
New pet acquisition expense	1,755	2,637	3,841	5,019
Total expensed stock-based compensation	6,637	8,634	18,968	16,183
Capitalized stock-based compensation	531	366	1,159	602
Total stock-based compensation	$7,168	$9,000	$20,127	$16,785

As of June 30, 2023, the Company had 695,574 unvested restricted stock units. Stock-based compensation expenses of $54.9 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 2.2 years.
In March 2023, two executives terminated employment with the Company and one executive signed a separation agreement effective June 1, 2023. In conjunction with these departures, the Company accelerated the vesting of certain RSUs as of the termination date and extended the purchase date of certain vested options from 90 to 365 days. These award modifications resulted in the recognition of $4.8 million share-based compensation expense during the six months ended June 30, 2023.
Stock Options
A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	629,650	$13.53	$21,410
Granted	—	—	—
Exercised	(55,039)	12.03	1,089
Forfeited	(460)	15.64	—
Outstanding as of June 30, 2023	574,151	13.67	3,465

Exercisable as of June 30, 2023	574,151	$13.67	$3,465

As of June 30, 2023, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 2.4 years.

Restricted Stock Awards and Restricted Stock Units
A summary of the Company’s restricted stock award and restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2022	1,112,552	$84.46
Granted	63,079	34.50
Vested	(425,192)	80.23
Forfeited	(54,865)	87.37
Unvested shares as of June 30, 2023	695,574	$82.24

11. Stockholders' Equity
Common Stock and Preferred Stock
As of June 30, 2023, the Company had 100,000,000 shares of common stock authorized and 41,470,738 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At June 30, 2023, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the Board), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of the Company's common stock. The Company repurchased no shares during the three and six months ended June 30, 2023 and 94,959 shares during the three and six months ended June 30, 2022.

12. Accumulated Comprehensive Income (Loss)
A summary of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

For the three months ended June 30, 2023	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of April 1, 2023	$(1,233)	$(3,022)	$(4,255)
Other comprehensive income (loss)	1,256	(1,103)	153
Balance as of June 30, 2023	$23	$(4,125)	$(4,102)

For the three months ended June 30, 2022	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of April 1, 2022	$726	$1,453	$2,179
Other comprehensive income (loss)	(3,349)	(1)	(3,350)
Balance as of June 30, 2022	$(2,623)	$1,452	$(1,171)

For the six months ended June 30, 2023	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2023	$(2,788)	$(3,513)	$(6,301)
Other comprehensive income (loss)	2,811	(612)	2,199
Balance as of June 30, 2023	$23	$(4,125)	$(4,102)

For the six months ended June 30, 2022	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2022	$1,624	$1,453	$3,077
Other comprehensive income (loss)	(4,247)	(1)	(4,248)
Balance as of June 30, 2022	$(2,623)	$1,452	$(1,171)

13. Segments
The Company has two reporting segments: subscription business and other business. The subscription business segment consists of products that have been created to meet the needs of their distribution channels and have similar target margin profiles. This segment generates revenue primarily from subscription fees related to the Company's direct-to-consumer products. The other business segment generates revenue primarily by underwriting policies on behalf of third parties. The Company does not undertake marketing efforts for these policies and has a business-to-business relationship with these third-parties. The other business segment also includes other products and software solutions that have a different margin profile from the Company’s subscription business segment.
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
Operating income (loss) of the Company’s segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Subscription business:
Revenue	$173,253	$145,808	$338,463	$285,647
Veterinary invoice expense	134,295	107,238	263,283	207,828
Other cost of revenue	17,225	15,202	34,328	29,875
Technology and development	3,350	4,250	6,508	7,800
General and administrative	8,411	6,132	19,484	12,490
New pet acquisition expense	20,707	22,796	42,298	44,314
Depreciation and amortization	2,083	1,799	4,147	3,643
Subscription business operating loss	(12,818)	(11,609)	(31,585)	(20,303)

Other business:
Revenue	97,313	73,603	188,432	139,763
Veterinary invoice expense	72,443	50,378	137,592	94,714
Other cost of revenue	17,230	18,010	35,973	34,516
Technology and development	1,882	2,146	3,624	3,825
General and administrative	4,725	3,095	14,669	6,103
New pet acquisition expense	62	186	113	295
Depreciation and amortization	1,170	908	2,308	1,781
Other business operating income (loss)	(199)	(1,120)	(5,847)	(1,471)
Gain (loss) from investment in joint venture	(73)	(42)	(144)	(111)
Total operating loss	$(13,090)	$(12,771)	$(37,576)	$(21,885)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$228,673	$184,790	$445,598	$357,538
Canada and other	41,893	34,621	81,297	67,872
Total revenue	$270,566	$219,411	$526,895	$425,410
Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2023 and December 31, 2022.

14. Related Parties
In August 2018, the Company invested $0.3 million in a limited liability entity in exchange for a 17.5% ownership interest. The investee is considered to be a related party, as the Company has the ability to exercise significant influence over the investee. In February 2020, the Company entered into a service agreement with the investee, under which the Company incurred $1.5 million and $1.8 million of expenses for consulting services provided by the investee related to pet acquisition during the six months ended June 30, 2023 and 2022, respectively, recorded as new pet acquisition expense on the Company's consolidated statement of operations.

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
We operate in two business segments: subscription business and other business. Our subscription business segment consists of products that have been created to meet the needs of their distribution channels and have similar target margin profiles. This segment generates revenue primarily from subscription fees related to the Company's direct-to-consumer products. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our new pet acquisition expense and aiming to acquire as many pets as possible at our targeted average estimated internal rate of return. We generate revenue in our other business segment primarily by underwriting policies on behalf of third parties that do not carry reference to the Trupanion brand. We do not undertake the marketing efforts for these policies and have a business-to-business relationship with these third parties. Our other business segment also includes other products and software solutions that have a different margin profile from our subscription business.
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

Key Operating Metrics
The following tables set forth total pets enrolled and key operating metrics for our subscription business for the six months ended June 30, 2023 and 2022 and for each of the last eight fiscal quarters.

	Six Months Ended June 30,
	2023	2022
Total Business:
Total pets enrolled (at period end)	1,679,659	1,348,145
Subscription Business:
Total subscription pets enrolled (at period end)	943,958	770,318
Monthly average revenue per pet	$64.00	$64.24
Lifetime value of a pet, including fixed expenses	$470	$713
Average pet acquisition cost (PAC)	$241	$305
Average monthly retention	98.61%	98.74%

	Three Months Ended
	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021
Total Business:
Total pets enrolled (at period end)	1,679,659	1,616,865	1,537,573	1,439,605	1,348,145	1,267,253	1,176,778	1,104,376
Subscription Business:
Total subscription pets enrolled (at period end)	943,958	906,369	869,862	808,077	770,318	736,691	704,333	676,463
Monthly average revenue per pet	$64.41	$63.58	$63.11	$63.80	$64.26	$64.21	$63.89	$63.60
Lifetime value of a pet, including fixed expenses	$470	$541	$641	$673	$713	$730	$717	$697
Average pet acquisition cost (PAC)	$236	$247	$283	$268	$309	$301	$306	$280
Average monthly retention	98.61%	98.65%	98.69%	98.71%	98.74%	98.75%	98.74%	98.72%

Total pets enrolled and total subscription pets enrolled include pet enrollments in European markets, where policies are currently underwritten by third parties and Trupanion is acting as an insurance broker. Per pet metrics, however, exclude these European policies, as their revenue is currently earned from commissions, as opposed to the gross underwriting premiums earned by the remainder of our subscription business.
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
Average pet acquisition cost. Average pet acquisition cost (PAC) is calculated as net acquisition cost divided by the total number of new subscription pets enrolled in that period. Net acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as new pet acquisition expense, excluding stock-based compensation expense, other business segment expense, offset by sign-up fee revenue. We exclude stock-based compensation expense because the amount varies from period to period based on number of awards issued and market-based valuation inputs. We offset sign-up fee revenue because it is a one-time charge to new members collected at the time of enrollment used to partially offset initial setup costs, which are included in new pet acquisition expenses. We exclude other business segment pet acquisition expense because that does not relate to subscription enrollments. We monitor average pet acquisition cost to evaluate the efficiency in acquiring new members and measure effectiveness based on our targeted return on investment.
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of June 30, 2023 is an average of each month’s retention from July 1, 2022 through June 30, 2023. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

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

The following tables present the reconciliation of our non-GAAP financial measures from corresponding GAAP measures for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Veterinary invoice expense	$400,875	$302,542
Less:
Stock-based compensation expense(1)	(1,695)	(2,195)
Other business cost of paying veterinary invoices	(137,592)	(94,714)
Subscription cost of paying veterinary invoices (non-GAAP)	$261,588	$205,633
% of subscription revenue	77.3%	72.0%

Other cost of revenue	$70,301	$64,391
Less:
Stock-based compensation expense(1)	(876)	(1,385)
Other business variable expenses	(35,973)	(34,516)
Subscription variable expenses (non-GAAP)	$33,452	$28,490
% of subscription revenue	9.9%	10.0%

Technology and development expense	$10,132	$11,625
General and administrative expense	34,153	18,593
Less:
Stock-based compensation expense(1)	(12,318)	(7,311)
Non-recurring transaction or restructuring expenses(2)	(4,167)	—
Development expenses	(1,823)	(3,270)
Fixed expenses (non-GAAP)	$25,977	$19,637
% of total revenue	4.9%	4.6%

New pet acquisition expense	$42,411	$44,609
Less:
Stock-based compensation expense(1)	(3,754)	(4,929)
Other business pet acquisition expense	(113)	(295)
Subscription acquisition cost (non-GAAP)	$38,544	$39,385
% of subscription revenue	11.4%	13.8%

(1)Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.3 million for the six months ended June 30, 2023.
(2) Consists of business acquisition transaction expenses, severance and legal costs due to certain executive departures, and a $3.8 million non-recurring settlement of accounts receivable in the first quarter of 2023 related to uncollected premiums in connection with the transition of underwriting a third-party business to other insurers.

	Three Months Ended
	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021
Veterinary invoice expense	$206,738	$194,137	$176,083	$171,112	$157,616	$144,926	$132,852	$125,058
Less:
Stock-based compensation expense(1)	(856)	(839)	(899)	(960)	(1,022)	(1,173)	(798)	(769)
Other business cost of paying veterinary invoices	(72,443)	(65,149)	(59,946)	(58,197)	(50,378)	(44,336)	(38,009)	(34,432)
Subscription cost of paying veterinary invoices (non-GAAP)	$133,439	$128,149	$115,238	$111,955	$106,216	$99,417	$94,045	$89,857
% of subscription revenue	77.0%	77.6%	72.7%	73.5%	72.8%	71.1%	70.1%	70.7%

Other cost of revenue	$34,455	$35,846	$36,277	$32,589	$33,212	$31,179	$30,992	$28,443
Less:
Stock-based compensation expense(1)	(428)	(448)	(414)	(433)	(754)	(631)	(581)	(542)
Other business variable expenses	(17,230)	(18,743)	(20,591)	(17,346)	(18,010)	(16,506)	(17,208)	(15,315)
Subscription variable expenses (non-GAAP)	$16,797	$16,655	$15,272	$14,810	$14,448	$14,042	$13,203	$12,586
% of subscription revenue	9.7%	10.1%	9.6%	9.7%	9.9%	10.0%	9.8%	9.9%

Technology and development expense	$5,232	$4,900	$6,955	$6,553	$6,396	$5,229	$4,665	$4,391
General and administrative expense	13,136	21,017	10,472	10,314	9,227	9,366	8,996	8,246
Less:
Stock-based compensation expense(1)	(3,497)	(8,821)	(5,019)	(4,805)	(4,085)	(3,226)	(3,293)	(3,020)
Non-recurring transaction or restructuring expenses(2)	(65)	(4,102)	(193)	(179)	—	—	—	—
Development expenses	(925)	(898)	(2,084)	(2,435)	(2,012)	(1,258)	(858)	(919)
Fixed expenses (non-GAAP)	$13,881	$12,096	$10,131	$9,448	$9,526	$10,111	$9,510	$8,698
% of total revenue	5.1%	4.7%	4.1%	4.0%	4.3%	4.9%	4.9%	4.8%

New pet acquisition expense	$20,769	$21,642	$22,457	$22,434	$22,982	$21,627	$19,845	$19,708
Less:
Stock-based compensation expense(1)	(1,722)	(2,032)	(2,079)	(2,108)	(2,601)	(2,328)	(2,136)	(2,112)
Other business pet acquisition expense	(62)	(51)	(65)	(181)	(186)	(109)	(76)	(134)
Subscription acquisition cost (non-GAAP)	$18,985	$19,559	$20,313	$20,145	$20,195	$19,190	$17,633	$17,462
% of subscription revenue	11.0%	11.8%	12.5%	13.2%	13.9%	13.7%	13.1%	13.7%

(1)Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.1 million for the three months ended June 30, 2023.
(2) Consists of business acquisition transaction expenses, severance and legal costs due to certain departures, and a $3.8 million non-recurring settlement of accounts receivable in the first quarter of 2023 related to uncollected premiums in connection with the transition of underwriting a third-party business to other insurers.

When determining our PAC, we calculate net acquisition cost for a more comparable metric across periods. Net acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as GAAP new pet acquisition expense, excluding stock-based compensation expense, other business segment expense, and pet acquisition expense for commission-based policies, offset by sign-up fee revenue. We exclude stock-based compensation expense because the amount varies from period to period based on the number of awards issued and market-based valuation inputs. We exclude other business segment pet acquisition expense because it does not relate to subscription enrollments. We exclude pet acquisition expense for commission-based policies because the revenue of these products is earned from commissions from a third party underwriter, as opposed to the gross underwriting premiums earned by the remainder of our subscription business. We offset sign-up fee revenue because it is a one-time charge to new members collected at the time of enrollment used to partially offset initial setup costs, which are included in new pet acquisition expenses.
The following tables reconcile GAAP new pet acquisition expense to non-GAAP net acquisition cost (in thousands) for the six months ended June 30, 2023 and 2022 and for each of the last eight fiscal quarters:

	Six Months Ended June 30,
	2023	2022
New pet acquisition expense	$42,411	$44,609
Net of sign-up fee revenue	(2,408)	(2,454)
Excluding:
Stock-based compensation expense	(3,754)	(4,929)
Other business pet acquisition expense	(113)	(295)
Pet acquisition expense for commission-based policies	(1,815)	—
Net acquisition cost	$34,321	$36,931

	Three Months Ended
	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021
New pet acquisition expense	$20,769	$21,642	$22,457	$22,434	$22,982	$21,627	$19,845	$19,708
Net of sign-up fee revenue	(1,189)	(1,219)	(1,191)	(1,339)	(1,252)	(1,202)	(1,162)	(1,268)
Excluding:
Stock-based compensation expense	(1,722)	(2,032)	(2,079)	(2,108)	(2,601)	(2,328)	(2,136)	(2,112)
Other business pet acquisition expense	(62)	(51)	(65)	(181)	(186)	(109)	(76)	(134)
Pet acquisition expense for commission-based policies	(888)	(927)	(443)	—	—	—	—	—
Net acquisition cost	$16,908	$17,413	$18,679	$18,806	$18,943	$17,988	$16,471	$16,194

Components of Operating Results
General
We operate in two business segments: subscription business and other business. Our subscription business segment consists of products that have been created to meet the needs of their distribution channels and have similar target margin profiles. This segment generates revenue primarily from subscription fees related to our direct-to-consumer products. Our other business segment generates revenue primarily by underwriting policies on behalf of third parties. We do not undertake marketing efforts for these policies and have a business-to-business relationship with these third parties. The other business segment also includes other products and software solutions that have different margin profiles than our subscription business segment.

Revenue
We generate revenue in our subscription business segment primarily from subscription fees for our pet medical insurance. Fees are paid at the beginning of each subscription period. In most cases, our members authorize us to directly charge their credit card, debit card or bank account through automatic funds transfer. Subscription revenue is recognized on a pro rata basis over the enrollment term. Membership may be canceled at any time without penalty, and we issue a refund for the unused portion of the canceled membership. We also generate a portion of our subscription business segment revenue through commissions earned in our European markets, where policies are currently underwritten by third parties and Trupanion is acting as an insurance broker.
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
Cost of Revenue
Cost of revenue in each of our segments is comprised of the following:
Veterinary invoice expense
Veterinary invoice expense includes our costs to review veterinary invoices, administer the payments, and provide member services, and other operating expenses directly or indirectly related to this process. We also accrue for veterinary invoices that have been incurred but not yet received and for the estimated internal costs of processing those invoices. This also includes amounts paid by unaffiliated general agents, and an estimate of amounts incurred and not yet paid for our other business segment.
Other cost of revenue
Other cost of revenue for the subscription business segment includes direct and indirect member service expenses, Territory Partner renewal fees, payment processing fees and premium tax expenses. Other cost of revenue for the other business segment includes the commissions we pay to unaffiliated general agents, costs to administer the programs in the other business segment and premium taxes on the sales in this segment.
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
New pet acquisition expense
New pet acquisition expenses primarily consist of costs, including personnel costs, to educate veterinarians and consumers about the benefits of Trupanion, to generate leads and to convert leads into enrolled pets, as well as print, online and promotional advertising costs.
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
Investment in pet acquisition. We have made and may continue to make significant investments to grow our member base. Our net acquisition cost and the number of new members we enroll depends on a number of factors, including the amount we elect to invest in pet acquisition activities in any particular period in the aggregate and by channel, the frequency of existing members adding a pet or referring their friends or family, the effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our pet acquisition expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied, and in the future may significantly vary, from period to period based upon specific marketing initiatives and estimated rates of return on pet acquisition spend. We also may regularly test new member acquisition channels and marketing initiatives, which may be more expensive than our traditional marketing channels and may increase our average acquisition costs. We continually assess our pet acquisition activities by monitoring the estimated return on PAC spend both on a detailed level by acquisition channel and in the aggregate.
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
Timing of initiatives. Over time, we plan to implement new initiatives to improve our member experience, make modifications to our subscription plan, introduce new coverage plans, pursue pet food or other adjacent opportunities, improve our technology, increase the number of veterinary hospitals using our patented direct pay software, and find other ways to maintain a strong value proposition for our members. The implementation of such initiatives could impact our expense profile and result in us incurring expenses that may not always directly coincide with revenue increases, resulting in fluctuations in revenue and profitability in our subscription business segment.
Mix of sales. The relative mix of our business by geography, pet age and breed and other factors impacts the monthly average revenue per pet we receive. For example, prices from our plans could vary depending on the relative cost of veterinary care in different countries or areas or whether the pet is a dog or a cat. As our mix of business between geographies changes, our metrics, such as our monthly average revenue per pet, and our exposure to foreign exchange fluctuations will be impacted. As we expand into international markets and continue to explore other opportunities, we expect these effects to increase.
Other business segment. Our other business segment primarily includes other product offerings that have been, and we expect will be in the future, materially different from those in our subscription business segment. We do not undertake marketing efforts for and are not the primary interface with the customers of the third parties for whom we write policies. Our relationships in our other business segment are generally subject to termination provisions and are non-exclusive. Accordingly, we have limited influence on the volume of business. Loss of an entire program via contract termination could result in the associated policies and revenue being lost over a period of 12 to 18 months, which could have a material impact on our results of operations. In some cases, we have structured exclusive relationships, but those relationship have been and may continue to be subject to limitations on the number of enrolled pets as to which we will write policies for the third party. We may enter into additional relationships in the future to the extent we believe they will be beneficial to us, which could also impact our operating results.

Results of Operations
The following tables set forth our results of operations for the periods presented both in absolute dollars and as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
Subscription business	$173,253	$145,808	$338,463	$285,647
Other business	97,313	73,603	188,432	139,763
Total revenue	270,566	219,411	526,895	425,410
Cost of revenue:
Subscription business(1)	151,520	122,440	297,611	237,703
Other business	89,673	68,388	173,565	129,230
Total cost of revenue	241,193	190,828	471,176	366,933
Operating expenses:
Technology and development(1)	5,232	6,396	10,132	11,625
General and administrative(1)	13,136	9,227	34,153	18,593
New pet acquisition expense(1)	20,769	22,982	42,411	44,609
Depreciation and amortization	3,253	2,707	6,455	5,424
Total operating expenses	42,390	41,312	93,151	80,251
Loss from investment in joint venture	(73)	(42)	(144)	(111)
Operating loss	(13,090)	(12,771)	(37,576)	(21,885)
Interest expense	2,940	1,193	5,327	1,272
Other expense (income), net	(2,078)	(365)	(3,980)	(679)
Loss before income taxes	(13,952)	(13,599)	(38,923)	(22,478)
Income tax expense (benefit)	(238)	19	(429)	(5)
Net loss	$(13,714)	$(13,618)	$(38,494)	$(22,473)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$1,307	$1,830	$2,625	$3,666
Technology and development	627	1,101	1,335	2,009
General and administrative	2,948	3,066	11,167	5,489
New pet acquisition expense	1,755	2,637	3,841	5,019
Total stock-based compensation expense	$6,637	$8,634	$18,968	$16,183

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	89	87	89	86
Operating expenses:
Technology and development	2	3	2	3
General and administrative	5	4	6	4
New pet acquisition expense	8	10	8	10
Depreciation and amortization	1	1	1	1
Total operating expenses	16	19	18	19
Loss from investment in joint venture	—	—	—	—
Operating loss	(5)	(6)	(7)	(5)
Interest expense	1	1	1	—
Other expense (income), net	(1)	—	(1)	—
Loss before income taxes	(5)	(6)	(7)	(5)
Income tax expense (benefit)	—	—	—	—
Net loss	(5)%	(6)%	(7)%	(5)%

Stock-based compensation expense:	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(as a percentage of revenue)
Cost of revenue	—%	1%	—%	1%
Technology and development	—	1	—	—
General and administrative	1	1	2	1
New pet acquisition expense	1	1	1	1
Total stock-based compensation expense	2%	4%	4%	4%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	87	84	88	83

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$173,253	$145,808	19%	$338,463	$285,647	18%
Other business	97,313	73,603	32	188,432	139,763	35
Total revenue	$270,566	$219,411	23	$526,895	$425,410	24

Percentage of Revenue by Segment:
Subscription business	64%	66%		64%	67%
Other business	36	34		36	33
Total revenue	100%	100%		100%	100%

Total pets enrolled (at period end)	1,679,659	1,348,145	25	1,679,659	1,348,145	25
Total subscription pets enrolled (at period end)	943,958	770,318	23	943,958	770,318	23
Monthly average revenue per pet	$64.41	$64.26	—	$64.00	$64.24	—
Average monthly retention	98.61%	98.74%		98.61%	98.74%

Three months ended June 30, 2023 compared to three months ended June 30, 2022. Total revenue increased by $51.2 million, or 23%, to $270.6 million for the three months ended June 30, 2023. Revenue from our subscription business segment increased by $27.4 million, or 19%, to $173.3 million for the three months ended June 30, 2023. This increase was primarily due to an 18% increase in policies underwritten by Trupanion at the end of the respective periods, which excludes a 5% increase in policies that are currently commission-based and underwritten by third parties. Revenue from our other business segment increased by $23.7 million to $97.3 million, or 32%, for the three months ended June 30, 2023, primarily due to a 27% increase in enrolled pets in this segment.
Six months ended June 30, 2023 compared to six months ended June 30, 2022. Total revenue increased by $101.5 million, or 24%, to $526.9 million for the six months ended June 30, 2023. Revenue from our subscription business segment increased by $52.8 million, or 18%, to $338.5 million for the six months ended June 30, 2023. This increase was primarily due to an 18% increase in policies underwritten by Trupanion at the end of the respective periods, which excludes a 5% increase in policies that are currently commission-based and underwritten by third parties. Revenue from our other business segment increased by $48.7 million to $188.4 million, or 35%, for the six months ended June 30, 2023, primarily due to a 27% increase in enrolled pets in this segment.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$134,295	$107,238	25%	$263,283	$207,828	27%
Other cost of revenue	17,225	15,202	13	34,328	29,875	15
Total cost of revenue	151,520	122,440	24	297,611	237,703	25
Other business:
Veterinary invoice expense	72,443	50,378	44	137,592	94,714	45
Other cost of revenue	17,230	18,010	(4)	35,973	34,516	4
Total cost of revenue	$89,673	$68,388	31	$173,565	$129,230	34

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	78%	74%		78%	73%
Other cost of revenue	10	10		10	10
Total cost of revenue	87	84		88	83
Other business:
Veterinary invoice expense	74	68		73	68
Other cost of revenue	18	24		19	25
Total cost of revenue	92%	93%		92%	92%

Total pets enrolled (at period end)	1,679,659	1,348,145	25	1,679,659	1,348,145	25
Total subscription pets enrolled (at period end)	943,958	770,318	23	943,958	770,318	23
Monthly average revenue per pet	$64.41	$64.26	—	$64.00	$64.24	—

Three months ended June 30, 2023 compared to three months ended June 30, 2022. Cost of revenue for our subscription business segment was $151.5 million, or 87% of revenue, for the three months ended June 30, 2023, compared to $122.4 million, or 84% of revenue, for the three months ended June 30, 2022. This increase of 24% in subscription cost of revenue was primarily due to an 18% increase in policies underwritten by Trupanion at the end of the respective periods, which excludes a 5% increase in policies that are currently commission-based and underwritten by third parties. It was also attributable to a 6% increase in veterinary invoice expense per pet, including impacts of rising veterinary invoice expenses in the current inflationary environment. Additionally, as part of our long-term strategy to install more software and pay veterinary hospitals directly, the ease of submitting claims via our patented software has led to increased claims received and short-term pressure on our margin in the current period. Cost of revenue for our other business segment increased by $21.3 million, or 31%, to $89.7 million for the three months ended June 30, 2023, primarily due to the increase in enrolled pets in this segment.

Six months ended June 30, 2023 compared to six months ended June 30, 2022. Cost of revenue for our subscription business segment was $297.6 million, or 88% of revenue, for the six months ended June 30, 2023, compared to $237.7 million, or 83% of revenue, for the six months ended June 30, 2022. This increase of 25% in subscription cost of revenue was primarily due to an 18% increase in policies underwritten by Trupanion at the end of the respective periods, which excludes a 5% increase in policies that are currently commission-based and underwritten by third parties. It was also attributable to a 7% increase in veterinary invoice expense per pet including rising veterinary invoice expenses in the current inflationary environment. Additionally, as part of our long-term strategy to install more software and pay veterinary hospitals directly, the ease of submitting claims via our patented software has led to increased claims received and short-term pressure on our margin in the current period. Cost of revenue for our other business segment increased by $44.3 million, or 34%, to $173.6 million for the six months ended June 30, 2023, primarily due to the increase in enrolled pets in this segment.

Technology and Development Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
	(in thousands, except percentages)
Technology and development	$5,232	$6,396	(18)%	$10,132	$11,625	(13)%
Percentage of total revenue	2%	3%		2%	3%

Three months ended June 30, 2023 compared to three months ended June 30, 2022. Technology and development expenses decreased by $1.2 million, or 18%, to $5.2 million for the three months ended June 30, 2023, primarily due to a decrease of $1.1 million in development expense as several initiatives that were pre-revenue in the prior year moved out of development. Technology and development expenses decreased from 3% to 2% of total revenue year over year.
Six months ended June 30, 2023 compared to six months ended June 30, 2022. Technology and development expenses decreased by $1.5 million, or 13%, to $10.1 million for the six months ended June 30, 2023, driven primarily by a decrease of $1.5 million in development expense as several initiatives that were pre-revenue in the prior year moved out of development. Technology and development expenses decreased from 3% to 2% of total revenue year over year.

General and Administrative Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
	(in thousands, except percentages)
General and administrative	$13,136	$9,227	42%	$34,153	$18,593	84%
Percentage of total revenue	5%	4%		6%	4%

Three months ended June 30, 2023 compared to three months ended June 30, 2022. General and administrative expenses increased by $3.9 million, or 42%, to $13.1 million for the three months ended June 30, 2023. The increase was primarily due to a $2.1 million increase in compensation and employee-related expenses and a $0.9 million increase in professional services and legal expenses. General and administrative expenses increased from 4% to 5% of total revenue year over year, partially due to certain non-recurring expenses.
Six months ended June 30, 2023 compared to six months ended June 30, 2022. General and administrative expenses increased by $15.6 million, or 84%, to $34.2 million for the six months ended June 30, 2023. The increase in expense was primarily due to a $5.7 million increase in stock-based compensation, of which $4.8 million related to charges after certain executive departures, and a $3.8 million increase related to the negotiated settlement of uncollected premiums in connection with the transition of underwriting a third-party business to other insurers. Additionally, there was a $3.3 million increase in general compensation and other employee-related expenses and a $1.0 million increase in professional services. General and administrative expenses increased from 4% to 6% of total revenue year over year, partially due to certain non-recurring expenses.

New Pet Acquisition Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
	(in thousands, except percentages, pet and per pet data)
New pet acquisition expense	$20,769	$22,982	(10)%	$42,411	$44,609	(5)%
Percentage of total revenue	8%	10%		8%	10%
Subscription Business:
Total subscription pets enrolled (at period end)	943,958	770,318	23	943,958	770,318	23
Average pet acquisition cost (PAC)	$236	$309	(24)	$241	$305	(21)

Three months ended June 30, 2023 compared to three months ended June 30, 2022. New pet acquisition expenses decreased by $2.2 million, or 10%, to $20.8 million for the three months ended June 30, 2023 driven primarily by a $1.5 million decrease in expenses to generate leads, as we focused on growth in our more efficient channels, and a $0.9 million decrease in stock-based compensation expenses. New pet acquisition expenses as a percentage of revenue was 8% for the three months ended June 30, 2023 compared to 10% in the same period last year, as we were able to stay disciplined with our discretionary pet acquisition spend while still maintaining a relatively high level of pet enrollment growth.
Six months ended June 30, 2023 compared to six months ended June 30, 2022. New pet acquisition expenses decreased by $2.2 million, or 5%, to $42.4 million for the six months ended June 30, 2023 driven primarily by a decrease in expenses to generate leads, as we focused on growth in our more efficient channels. New pet acquisition expenses as a percentage of revenue was 8% for the six months ended June 30, 2023 compared to 10% in the same period last year, as we were able to stay disciplined with our discretionary pet acquisition spend, while still maintaining a relatively high level of pet enrollment growth.

Depreciation and Amortization

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
	(in thousands, except percentages)
Depreciation and amortization	$3,253	$2,707	20%	$6,455	$5,424	19%
Percentage of total revenue	1%	1%		1%	1%

Three months ended June 30, 2023 compared to three months ended June 30, 2022. Depreciation and amortization expense increased by $0.5 million, or 20%, to $3.3 million for the three months ended June 30, 2023 primarily driven by the amortization of acquired intangibles
Six months ended June 30, 2023 compared to six months ended June 30, 2022. Depreciation and amortization expense increased by $1.0 million, or 19%, to $6.5 million for the six months ended June 30, 2023 primarily driven by the amortization of acquired intangibles.

Stock-Based Compensation

Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above.
Three months ended June 30, 2023 compared to three months ended June 30, 2022. Stock-based compensation expense in total was $6.6 million for the three months ended June 30, 2023, down from $8.6 million in the prior year period. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants.

Six months ended June 30, 2023 compared to six months ended June 30, 2022. Stock-based compensation expense in total was $19.0 million for the six months ended June 30, 2023, up from $16.2 million in the prior year period. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants. In addition, there was a $4.8 million increase in stock-based compensation in the period as a result of charges after certain executive departures.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$(10,267)	$(6,720)
Net cash provided by (used in) investing activities	28,385	(25,137)
Net cash provided by (used in) financing activities	33,717	46,771
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash, net	76	(696)
Net change in cash, cash equivalents and restricted cash	$51,911	$14,218

Our primary requirements for liquidity are paying veterinary invoices, funding operations and capital requirements, investing in new member acquisition, investing in enhancements to our member experience, and servicing debt. We have certain contractual obligations in the normal course of business, including obligations and commitments relating to our credit facility (the Credit Facility) with Piper Sandler Finance, LLC, acting as the administrative agent, non-cancellable vendor purchase agreements, as well as future payments of veterinary invoices. Refer to Note 8, Reserve for Veterinary Invoices, included in Item 1 of Part I of this report, for further details on anticipated cash outflows.
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
As of June 30, 2023, the Company had $236.1 million in cash, cash equivalents and short-term investments. The Company maintained $213.1 million of capital surplus at its insurance subsidiaries, which was $57.3 million in excess of the estimated risk-based capital requirement of $155.8 million. The Company's ability to distribute any portion of this estimated $57.3 million excess, and the timing of any distribution, may be subject to regulatory limitations. Outside of insurance entities, the Company held $25.4 million in cash, cash equivalents and short-term investments with an additional $40.0 million available under its Credit Facility.
In April 2021, our board of directors approved a share repurchase program, pursuant to which we may, between May 2021 and May 2026, repurchase outstanding shares of our common stock. While our board of directors has approved the program, any repurchase activity is subject to quarterly assessment and board approval, based on various factors including available cash, our stock price relative to our estimated intrinsic value, forecasted operating results, and available opportunities to deploy capital. We repurchased no shares under this program during the six months ended June 30, 2023.
Operating Cash Flows
We derive operating cash flows primarily from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments, develop new product offerings and to fund projects that improve our members' experience. Net cash used by operating activities was $10.3 million for the six months ended June 30, 2023, compared to $6.7 million for the six months ended June 30, 2022. The change was primarily driven by increased veterinary invoice expenses in the current inflationary environment as well as increased utilization of our claims software.
Investing Cash Flows
Net cash provided by investing activities was $28.4 million for the six months ended June 30, 2023, compared to $25.1 million net cash used by investing activities for the six months ended June 30, 2022. The change was primarily related to reinvestment of proceeds from matured short-term investments to cash equivalents, partially offset by an increase in capital expenditures primarily attributable to development of internal-use software focused on member experience improvements.
Financing Cash Flows
Net cash provided by financing activities was $33.7 million for the six months ended June 30, 2023, compared to $46.8 million for the six months ended June 30, 2022. The change was primarily due to a decrease in net proceeds related to the credit facility partially offset by a decrease in repurchases of common stock.

Long-Term Debt
Our Credit Facility provides us with up to $150.0 million of credit. As of June 30, 2023, we issued term loans totaling $110.0 million under the Credit Facility. The Credit Facility is secured by substantially all of our assets and those of our subsidiaries. Refer to Note 9, Debt, included in Item 1 of Part I of this report, for further details.

Regulation
As of June 30, 2023, our insurance entities collectively held $117.6 million in short-term investments and $359.2 million in other current assets, including $93.1 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in our insurance entities are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
American Pet Insurance Company (APIC)
The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of the National Association of Insurance Commissioners (NAIC). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly. As of June 30, 2023, APIC was required to maintain at least $124.4 million of risk-based capital to avoid this additional regulatory oversight. As of that date, APIC maintained $178.9 million of risk-based capital.
ZPIC Insurance Company (ZPIC), QPIC Insurance Company (QPIC), and GPIC Insurance Company (GPIC)
In 2021, we established two new wholly-owned insurance subsidiaries, ZPIC and QPIC, domiciled in Missouri and Nebraska, respectively, and in 2023 we established a new wholly-owned insurance subsidiary, GPIC, domiciled in Canada. We have funded required statutory capital to these new subsidiaries. As of June 30, 2023, neither ZPIC, QPIC nor GPIC have begun underwriting any insurance policies. We formed these insurance subsidiaries to provide us flexibility as to the insurance entity we use to market and write policies.
Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX
WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. In February 2023, our parent entity received a dividend of $7.3 million from WICL Segregated Account AX as allowed under our agreements with WICL. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Omega General Insurance Company, we are required to maintain a Canadian Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of June 30, 2023, the account held CAD $12.8 million.
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

Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable vendor service agreements. In March 2022, we entered into a credit agreement that provides us with up to $150.0 million of credit, including a $60.0 million initial term loan that was funded at closing and an aggregate $50.0 million of delayed draw term loans funded between December 2022 and February 2023. Refer to Note 9, Debt, included in Item 1 of Part I of this report, for further details, including interest and future principal payments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative or qualitative disclosures about market risk during the first six months of 2023. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2022 Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.
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
If we fail to adequately control fraudulent payment processing, we may face civil liability, diminished public perception of our security measures and significantly higher credit card-related costs, each of which could adversely affect our business, operating results and financial condition.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
Pursuant to a marketing agreement between us and a strategic distributor, we agreed to issue shares of our common stock to the distributor as partial consideration for sales made through the distributor’s marketing channels of white-label medical and wellness pet insurance products that we create and administer under the agreement. The number of shares we issue is determined quarterly, based on a percentage of revenue from such product sales divided by the volume weighted average price per share for the preceding quarter or, if lower, for the three months ended December 5, 2021. The shares we issue are subject to various restrictions, including a minimum holding period of two years and customary transfer restrictions for shares acquired in a private placement. During the quarter ended June 30, 2023, we issued 419 shares of our common stock to the distributor in respect of product sales that occurred in the quarter ended March 31, 2023. We offered and sold these shares in reliance upon the exemption from the registration set forth under Section 4(a)(2) of the Securities Act, and the regulations promulgated thereunder relating to sales by an issuer not involving any public offering, and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plan
Since our initial public offering, Darryl Rawlings, our Chief Executive Officer and a member of our board of directors, has maintained a Rule 10b5-1 plan through his wholly owned personal wealth management vehicle as a part of a long-term strategy to reduce a minority of his holdings of our common stock. On May 23, 2023, Mr. Rawlings terminated the trading plan that he adopted on November 10, 2022, for an aggregate of 88,000 shares. Such plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Trupanion, Inc.	8-K	001-36537	3.1	6/12/2023

3.2	Amended and Restated Bylaws of Trupanion, Inc.	8-K	001-36537	3.2	6/12/2023

10.1+	Compensation Program for Non-Employee Directors of Trupanion, Inc., as amended on April 21, 2023.					X

10.2+	Trupanion, Inc. Severance and Change in Control Plan, effective July 28, 2023.					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan or arrangement.
*	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TRUPANION, INC.

Date: August 4, 2023	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2023	/s/ Wei Li
Wei Li Interim Chief Financial Officer (Principal Financial and Accounting Officer)