Form 10-Q
period 2023-09-30
TRUPANION, INC.
filed 2023-11-03
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 27, 2023, there were approximately 41,545,178 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRUPANION, INC. Condensed Consolidated Statements of Operations (in thousands, except share data) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$285,853	$233,760	$812,748	$659,170
Cost of revenue:
Veterinary invoice expense(1)	212,441	171,112	613,316	473,654
Other cost of revenue(1)	38,179	32,589	108,480	96,980
Total cost of revenue	250,620	203,701	721,796	570,634
Operating expenses:
Technology and development(1)	5,302	6,553	15,434	18,178
General and administrative(1)	12,664	10,314	46,817	28,907
New pet acquisition expense(1)	17,772	22,434	60,183	67,043
Depreciation and amortization	2,990	2,600	9,445	8,024
Total operating expenses	38,728	41,901	131,879	122,152
Gain (loss) from investment in joint venture	4	(57)	(140)	(168)
Operating loss	(3,491)	(11,899)	(41,067)	(33,784)
Interest expense	3,053	1,408	8,380	2,680
Other income, net	(2,465)	(889)	(6,445)	(1,568)
Loss before income taxes	(4,079)	(12,418)	(43,002)	(34,896)
Income tax expense (benefit)	(43)	496	(472)	491
Net loss	$(4,036)	$(12,914)	$(42,530)	$(35,387)

Net loss per share:
Basic and diluted	$(0.10)	$(0.32)	$(1.03)	$(0.87)
Weighted average shares of common stock outstanding:
Basic and diluted	41,536,575	40,799,819	41,344,195	40,707,677

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	$895	$998	$2,614	$3,232
Other cost of revenue	281	474	1,187	1,906
Technology and development	650	1,184	1,985	3,193
General and administrative	3,281	3,792	14,448	9,281
New pet acquisition expense	1,785	2,195	5,626	7,214

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(4,036)	$(12,914)	$(42,530)	$(35,387)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,763)	(3,946)	48	(8,193)
Net unrealized gain (loss) on available-for-sale investments	(243)	(900)	(855)	(901)
Other comprehensive income (loss), net of taxes	(3,006)	(4,846)	(807)	(9,094)
Comprehensive income (loss)	$(7,042)	$(17,760)	$(43,337)	$(44,481)

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Balance Sheets (in thousands, except share data)
	September 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$150,336	$65,605
Short-term investments	115,570	156,804
Accounts and other receivables, net of allowance for doubtful accounts of $690 at September 30, 2023 and $540 at December 31, 2022	277,913	232,439
Prepaid expenses and other assets	17,386	14,248
Total current assets	561,205	469,096
Restricted cash	18,245	19,032
Long-term investments	11,434	7,841
Property, equipment, and internal-use software, net	100,730	90,701
Intangible assets, net	19,770	24,031
Other long-term assets	18,645	18,943
Goodwill	42,005	41,983
Total assets	$772,034	$671,627
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,967	$9,471
Accrued liabilities and other current liabilities	29,422	32,616
Reserve for veterinary invoices	61,338	43,734
Deferred revenue	246,511	202,692
Long-term debt - current portion	1,350	1,103
Total current liabilities	347,588	289,616
Long-term debt	127,580	68,354
Deferred tax liabilities	2,583	3,392
Other liabilities	4,818	4,968
Total liabilities	482,569	366,330
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 42,655,394 and 41,627,208 issued and outstanding at September 30, 2023; 42,041,344 and 41,013,158 shares issued and outstanding at December 31, 2022	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	527,199	499,694
Accumulated other comprehensive income (loss)	(7,108)	(6,301)
Accumulated deficit	(214,092)	(171,562)
Treasury stock, at cost: 1,028,186 shares at September 30, 2023 and December 31, 2022	(16,534)	(16,534)
Total stockholders’ equity	289,465	305,297
Total liabilities and stockholders’ equity	$772,034	$671,627

See accompanying notes to the condensed consolidated financial statements.

Trupanion, Inc. Condensed Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2023	41,470,738	$—	$519,450	$(210,056)	$(4,102)	$(16,534)	$288,758
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	156,470	—	356	—	—	—	356
Stock-based compensation expense	—	—	7,393	—	—	—	7,393
Other comprehensive income (loss)	—	—	—	—	(3,006)	—	(3,006)
Net income (loss)	—	—	—	(4,036)	—	—	(4,036)
Balance at September 30, 2023	41,627,208	$—	$527,199	$(214,092)	$(7,108)	$(16,534)	$289,465

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2022	40,745,298	$—	$481,818	$(149,363)	$(1,171)	$(16,530)	$314,754
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	128,126	—	(437)	—	—	—	(437)
Stock-based compensation expense	—	—	9,185	—	—	—	9,185
Repurchases of common stock	(62)	—	—	—	—	(4)	(4)
Other comprehensive income (loss)	—	—	—	—	(4,846)	—	(4,846)
Net income (loss)	—	—	—	(12,914)	—	—	(12,914)
Balance at September 30, 2022	40,873,362	$—	$490,566	$(162,277)	$(6,017)	$(16,534)	$305,738

Trupanion, Inc. Condensed Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	41,013,158	$—	$499,694	$(171,562)	$(6,301)	$(16,534)	$305,297
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	614,050	—	(15)	—	—	—	(15)
Stock-based compensation expense	—	—	27,520	—	—	—	27,520
Other comprehensive income (loss)	—	—	—	—	(807)	—	(807)
Net income (loss)	—	—	—	(42,530)	—	—	(42,530)
Balance at September 30, 2023	41,627,208	$—	$527,199	$(214,092)	$(7,108)	$(16,534)	$289,465

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2022	40,475,185	$—	$466,792	$(126,890)	$3,077	$(10,779)	$332,200
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	493,198	—	(2,196)	—	—	—	(2,196)
Stock-based compensation expense	—	—	25,970	—	—	—	25,970
Repurchases of common stock	(95,021)	—	—	—	—	(5,755)	(5,755)
Other comprehensive income (loss)	—	—	—	—	(9,094)	—	(9,094)
Net income (loss)	—	—	—	(35,387)	—	—	(35,387)
Balance at September 30, 2022	40,873,362	$—	$490,566	$(162,277)	$(6,017)	$(16,534)	$305,738

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(42,530)	$(35,387)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	9,445	8,024
Stock-based compensation expense	25,860	24,826
Other, net	(1,134)	28
Changes in operating assets and liabilities:
Accounts and other receivables	(45,593)	(58,948)
Prepaid expenses and other assets	(2,761)	(4,420)
Accounts payable, accrued liabilities, and other liabilities	(3,832)	748
Reserve for veterinary invoices	17,697	63
Deferred revenue	43,979	56,047
Net cash provided by (used in) operating activities	1,131	(9,019)
Investing activities
Purchases of investment securities	(109,389)	(125,660)
Maturities and sales of investment securities	147,365	104,492
Cash paid in business acquisition, net of cash acquired	—	(2,755)
Purchases of property, equipment, and internal-use software	(14,310)	(11,610)
Other	1,420	(1,431)
Net cash provided by (used in) investing activities	25,086	(36,964)
Financing activities
Proceeds from debt financing, net of financing fees	60,102	54,312
Repayment of debt financing	(1,380)	(300)
Repurchases of common stock	—	(5,755)
Proceeds from exercise of stock options	1,281	1,584
Shares withheld to satisfy tax withholding	(1,296)	(3,780)
Other	(150)	—
Net cash provided by (used in) financing activities	58,557	46,061
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(830)	(1,964)
Net change in cash, cash equivalents, and restricted cash	83,944	(1,886)
Cash, cash equivalents, and restricted cash at beginning of period	84,637	100,869
Cash, cash equivalents, and restricted cash at end of period	$168,581	$98,983
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property, equipment, and internal-use software included in accounts payable and accrued liabilities	$741	$1,838
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
The financial data as of December 31, 2022 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on February 16, 2023 (the 2022 10-K). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2022 10-K. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
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
Accounts and Other Receivables
Accounts and other receivables are comprised of trade receivables and other miscellaneous receivables and are carried at their estimated collectible amounts. Trade receivables are primarily related to the Company’s other business segment where the Company generates revenue from underwriting policies through unaffiliated general agents. During the nine months ended September 30, 2023, the Company incurred a non-recurring $3.8 million settlement of accounts receivable due to uncollected premiums in connection with the transition of underwriting a third-party business to other insurers.

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
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	522,830	679,889	522,830	679,889
Restricted stock awards and restricted stock units	735,163	1,167,569	735,163	1,167,569

3. Goodwill
Goodwill arises from business acquisitions in which the purchase price exceeds the fair value of tangible and intangible assets acquired less assumed liabilities.
The following is a summary of goodwill by reportable segment for the nine months ended September 30, 2023 (in thousands):

	Subscription Business	Other Business	Total
Balance as of December 31, 2022	$41,983	$—	$41,983
Acquisitions	—	—	—
Effects of foreign currency	22	—	22
Balance as of September 30, 2023	$42,005	$—	$42,005

4. Investments
Available-for sale securities are classified as short-term versus long-term investments based on whether they represent the investment of funds available for current operations. All available-for-sale securities are considered short-term in nature, with the exception of certain long-term investments that are being held for statutory requirements. Held-to-maturity securities are classified as short-term versus long-term investments based on the effective maturity dates. The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of September 30, 2023 and December 31, 2022 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of September 30, 2023
Long-term investments:
Available-for-sale investments
Foreign deposits	$10,437	$—	$—	$10,437
	$10,437	$—	$—	$10,437
Held-to-maturity investments
U.S. treasury securities	$997	$—	$(4)	$993
	$997	$—	$(4)	$993
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$44,056	$—	$(724)	$43,332
Mortgage-backed securities and collateralized mortgage obligations	7,359	—	(164)	7,195
Other asset-backed securities	12,400	—	(135)	12,265
Corporate bonds	36,752	—	(459)	36,293
	$100,567	$—	$(1,482)	$99,085
Held-to-maturity investments
U.S. treasury securities	$13,195	$—	$(129)	$13,066
Certificates of deposit	3,290	—	—	3,290
	$16,485	$—	$(129)	$16,356

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2022
Long-term investments:
Available-for-sale investments
Foreign deposits	$7,683	$—	$—	$7,683
	$7,683	$—	$—	$7,683
Held-to-maturity investments
U.S. treasury securities	$158	$—	$(4)	$154
	$158	$—	$(4)	$154
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$42,833	$—	$(186)	$42,647
Mortgage-backed securities and collateralized mortgage obligations	8,015	—	(97)	7,918
Other asset-backed securities	11,286	—	(77)	11,209
Municipal bond	1,000	—	(6)	994
Corporate bonds	37,793	—	(262)	37,531
	$100,927	$—	$(628)	$100,299
Held-to-maturity investments
U.S. treasury securities	$12,059	$—	$(58)	$12,001
Certificates of deposit	3,254	—	—	3,254
U.S. government funds	41,192	—	—	41,192
	$56,505	$—	$(58)	$56,447
Maturities of investments classified as available-for-sale and held-to-maturity were as follows (in thousands):

	As of September 30, 2023
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$2,657	$2,612
Due after one year through five years	88,588	87,450
	$91,245	$90,062
Held-to-maturity:
Due under one year	$16,485	$16,356
Due after one year through five years	997	993
	$17,482	$17,349
Available-for-sale collateralized:
Mortgage-backed securities and collateralized mortgage obligations	$7,359	$7,195
Other asset-backed securities	12,400	12,265
	$19,759	$19,460

The Company does not expect any credit losses from its held-to-maturity investments, considering the composition of the investment portfolio and the credit loss history of these investments. For available-for-sale investments, the Company determined that there were unrealized losses of $1.5 million and $0.6 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, $20.1 million in available-for-sale investments have been in a loss position for more than twelve months, with total unrealized losses of $0.5 million. As of September 30, 2023, $72.4 million available-for-sale investments have been in a loss position for less than twelve months, with total unrealized losses of $1.0 million. These losses relate to interest rate changes. The Company does not expect any credit losses from its available-for-sale investments, considering the composition of the investment portfolio and the credit rating of these investments. For those securities, the Company determined it is not likely to, and does not intend to, sell prior to a potential recovery.
Proceeds from the sales of fixed maturities classified as available-for-sale were $83.9 million and $5.9 million during the nine months ended September 30, 2023 and 2022, respectively.

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
Additionally, the Company has extended a $7.0 million revolving line of credit to the variable interest entity to fund its inventory purchases, which will increase annually by $2.0 million until the note’s maturity in 2027. Borrowing amounts are subject to limitations based on Baystride’s forecasted revenues and inventory balances. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit, including accrued interest, was $4.6 million and $6.3 million as of September 30, 2023 and December 31, 2022, respectively. The Company has also entered into a series of agreements to provide ancillary services to, and receive reimbursement from, the variable interest entity at cost. The Company provided $0.3 million and $0.6 million of these services for the nine months ended September 30, 2023 and 2022, respectively.

6. Fair Value
Fair Value Disclosures - Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of September 30, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$1,764	$1,764	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	7,195	—	7,195	—
Other asset-backed securities	12,265	—	12,265	—
Corporate bonds	36,293	—	36,293	—
Foreign deposits	10,437	10,437	—	—
U.S. Treasury securities	43,332	—	43,332	—
Preferred stock in variable interest entity	4,115	—	—	4,115
Total	$115,401	$12,201	$99,085	$4,115

	As of December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$1,633	$1,633	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	7,918	—	7,918	—
Other asset-backed securities	11,209	—	11,209	—
Corporate bonds	37,531	—	37,531	—
Foreign deposits	7,683	7,683	—	—
Municipal bond	994	—	994	—
U.S. Treasury securities	42,647	—	42,647	—
Preferred stock in variable interest entity	4,115	—	—	4,115
Total	$113,730	$9,316	$100,299	$4,115
The Company measures the fair value of money market funds and foreign deposits, classified as Level 1, based on quoted prices in active markets for identical assets. The Company's fixed maturity investments classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including pricing vendors, dealers/market makers, and exchange-quoted prices. The fair value of the Company's fixed maturity investments classified as Level 2 is based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Held-to-maturity investments are carried at amortized cost and the fair value and changes in unrealized gains (losses) are disclosed in Note 4, Investments. The fair value of these investments is determined in the same manner as available-for-sale securities and are considered either a Level 1 or Level 2 measurement.
The Company's preferred stock investment in the variable interest entity (see Note 5) is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement, and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. The estimated fair value was $4.1 million as of September 30, 2023, unchanged from December 31, 2022, and is recorded in other long-term assets on the Company's consolidated balance sheet. This investment has maintained an unrealized loss position of $2.9 million for less than twelve months.

Fair Value Disclosures - Other Assets and Liabilities
The Company's other long-term assets balance also included notes receivable of $7.5 million and $9.3 million as of September 30, 2023 and December 31, 2022, respectively, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at September 30, 2023.
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the nine months ended September 30, 2023 and the year ended December 31, 2022.

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
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Nine Months Ended September 30,
Subscription	2023	2022
Reserve at beginning of year	$21,543	$22,407
Veterinary invoices during the period related to:
Current year	400,604	323,724
Prior years	2,426	(2,981)
Total veterinary invoice expense	403,030	320,743
Amounts paid during the period related to:
Current year	368,269	301,730
Prior years	21,829	17,814
Total paid	390,098	319,544
Non-cash expenses	2,794	3,295
Reserve at end of period	$31,681	$20,311

The Company had an unfavorable development on veterinary invoice reserves for the subscription business segment of $2.4 million for the nine months ended September 30, 2023, and a favorable development on veterinary invoice reserves of $3.0 million for the nine months ended September 30, 2022, both of which were the result of ongoing analysis of recent payment trends.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Nine Months Ended September 30,
Other Business	2023	2022
Reserve at beginning of year	$22,191	$17,264
Veterinary invoices during the period related to:
Current year	209,635	152,358
Prior years	651	553
Total veterinary invoice expense	210,286	152,911
Amounts paid during the period related to:
Current year	181,535	133,333
Prior years	21,285	17,611
Total paid	202,820	150,944
Non-cash expenses	—	—
Reserve at end of period	$29,657	$19,231

The Company had an unfavorable development on veterinary invoice reserves for the other business segment of $0.7 million for the nine months ended September 30, 2023, and an unfavorable development on veterinary invoice reserves of $0.6 million for the nine months ended September 30, 2022, both of which were the result of ongoing analysis of recent payment trends.
Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of September 30, 2023
Year of Occurrence
2021 and prior	$39
2022	2,101
2023	29,541
$31,681

Other Business	As of September 30, 2023
Year of Occurrence
2021 and prior	$113
2022	1,444
2023	28,100
$29,657

9. Debt
On March 25, 2022, the Company entered into a credit agreement with Piper Sandler Finance, LLC, acting as the administrative agent, that provides the Company with $150.0 million in credit (the Credit Facility) consisting of:
(a) an initial term loan in an aggregate principal amount of $60.0 million (Initial Term Loan), which was funded at closing;

(b) commitments for delayed draw term loans in an aggregate principal amount not in excess of $75.0 million (Delayed Draw Term Loans, and together with the Initial Term Loan, the Term Loans), which may be drawn from time to time until September 25, 2023. On December 29, 2022, February 17, 2023, and September 21, 2023, the Company borrowed Delayed Draw Term loans of $15.0 million, $35.0 million, and $25.0 million, respectively; and
(c) commitments for revolving loans in an aggregate principal amount at any time outstanding not in excess of $15.0 million (Revolving Loans), which may be drawn at any time prior to March 25, 2027.
The Credit Facility bears interest at a floating base rate plus an applicable margin. The stated interest rate as of September 30, 2023 was approximately 10.54% for the original $60.0 million term loan and for the aggregate $75.0 million term loans. The Company incurred total debt issuance cost of approximately $5.9 million, which is reported in the consolidated balance sheet as a direct reduction from the carrying amount of the Credit Facility, and is amortized as interest expense over the term of five years.
The Credit Facility is secured by substantially all assets of the Company and its subsidiaries. Proceeds from the Credit Facility may be used for permitted acquisitions and investments, working capital and other general corporate purposes. The Credit Agreement contains financial and other covenants. As of September 30, 2023, the Company was in compliance with all financial and other covenants.
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
Future principal payments on outstanding borrowings as of September 30, 2023 are as follows (in thousands):

Year Ending December 31,	September 30, 2023
2023	$338
2024	1,350
2025	1,350
2026	1,350
2027	72,113
Thereafter	57,188
Total	$133,689

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Veterinary invoice expense	$895	$998	$2,614	$3,232
Other cost of revenue	281	474	1,187	1,906
Technology and development	650	1,184	1,985	3,193
General and administrative	3,281	3,792	14,448	9,281
New pet acquisition expense	1,785	2,195	5,626	7,214
Total expensed stock-based compensation	6,892	8,643	25,860	24,826
Capitalized stock-based compensation	501	542	1,660	1,144
Total stock-based compensation	$7,393	$9,185	$27,520	$25,970

As of September 30, 2023, the Company had 735,163 unvested restricted stock units. Stock-based compensation expenses of $51.1 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 2.3 years.

In March 2023, two executives terminated employment with the Company and one executive signed a separation agreement effective June 1, 2023. In conjunction with these departures, the Company accelerated the vesting of certain RSUs as of the termination date and extended the purchase date of certain vested options from 90 to 365 days. These award modifications resulted in the recognition of $4.8 million share-based compensation expense during the nine months ended September 30, 2023.
Stock Options
A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	629,650	$13.53	$21,410
Granted	—	—	—
Exercised	(103,805)	12.43	1,964
Forfeited	(3,015)	20.58	—
Outstanding as of September 30, 2023	522,830	13.70	7,579

Exercisable as of September 30, 2023	522,830	$13.70	$7,579

As of September 30, 2023, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 2.3 years.
Restricted Stock Awards and Restricted Stock Units
A summary of the Company’s restricted stock award and restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2022	1,112,552	$84.46
Granted	236,964	29.99
Vested	(540,651)	76.55
Forfeited	(73,702)	83.51
Unvested shares as of September 30, 2023	735,163	$72.78

11. Stockholders' Equity
Common Stock and Preferred Stock
As of September 30, 2023, the Company had 100,000,000 shares of common stock authorized and 41,627,208 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At September 30, 2023, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the Board), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of the Company's common stock. The Company repurchased no shares during the three and nine months ended September 30, 2023 and 62 and 95,021 shares during the three and nine months ended September 30, 2022, respectively.

12. Accumulated Comprehensive Income (Loss)
A summary of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

For the three months ended September 30, 2023	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of July 1, 2023	$23	$(4,125)	$(4,102)
Other comprehensive income (loss)	(2,763)	(243)	(3,006)
Balance as of September 30, 2023	$(2,740)	$(4,368)	$(7,108)

For the three months September 30, 2022	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of July 1, 2022	$(2,623)	$1,452	$(1,171)
Other comprehensive income (loss)	(3,946)	(900)	(4,846)
Balance as of September 30, 2022	$(6,569)	$552	$(6,017)

For the nine months ended September 30, 2023	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2023	$(2,788)	$(3,513)	$(6,301)
Other comprehensive income (loss)	48	(855)	(807)
Balance as of September 30, 2023	$(2,740)	$(4,368)	$(7,108)

For the nine months ended September 30, 2022	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2022	$1,624	$1,453	$3,077
Other comprehensive income (loss)	(8,193)	(901)	(9,094)
Balance as of September 30, 2022	$(6,569)	$552	$(6,017)

13. Segments
The Company has two reporting segments: subscription business and other business. The subscription business segment consists of products that have been created to meet the needs of their distribution channels and have similar target margin profiles. This segment generates revenue primarily from subscription fees related to the Company's direct-to-consumer products. The other business segment generates revenue primarily by underwriting policies on behalf of third parties. The Company does not undertake marketing efforts for these policies and has a business-to-business relationship with these third-parties. The other business segment also includes other products and insurance software solutions that have a different margin profile from the Company’s subscription business segment.
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
Operating income (loss) of the Company’s segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Subscription business:
Revenue	$182,906	$152,401	$521,369	$438,048
Veterinary invoice expense	139,747	112,915	403,030	320,743
Other cost of revenue	17,697	15,243	52,025	45,118
Technology and development	3,393	4,272	9,901	12,072
General and administrative	8,103	6,724	27,587	19,214
New pet acquisition expense	17,762	22,253	60,060	66,567
Depreciation and amortization	1,913	1,695	6,060	5,338
Subscription business operating loss	(5,709)	(10,701)	(37,294)	(31,004)

Other business:
Revenue	102,947	81,359	291,379	221,122
Veterinary invoice expense	72,694	58,197	210,286	152,911
Other cost of revenue	20,482	17,346	56,455	51,862
Technology and development	1,909	2,281	5,533	6,106
General and administrative	4,561	3,590	19,230	9,693
New pet acquisition expense	10	181	123	476
Depreciation and amortization	1,077	905	3,385	2,686
Other business operating income (loss)	2,214	(1,141)	(3,633)	(2,612)
Gain (loss) from investment in joint venture	4	(57)	(140)	(168)
Total operating loss	$(3,491)	$(11,899)	$(41,067)	$(33,784)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$241,064	$197,812	$686,662	$555,350
Canada and other	44,789	35,948	126,086	103,820
Total revenue	$285,853	$233,760	$812,748	$659,170
Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2023 and December 31, 2022.

14. Related Parties
In August 2018, the Company invested $0.3 million in a limited liability entity in exchange for a 17.5% ownership interest. The investee is considered to be a related party, as the Company has the ability to exercise significant influence over the investee. In February 2020, the Company entered into a service agreement with the investee, under which the Company incurred $1.9 million and $2.5 million of expenses for consulting services provided by the investee related to pet acquisition during the nine months ended September 30, 2023 and 2022, respectively, recorded as new pet acquisition expense on the Company's consolidated statement of operations.

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
We operate in two business segments: subscription business and other business. Our subscription business segment consists of products that have been created to meet the needs of their distribution channels and have similar target margin profiles. This segment generates revenue primarily from subscription fees related to the Company's direct-to-consumer products. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our new pet acquisition expense and aiming to acquire as many pets as possible at our targeted average estimated internal rate of return. We generate revenue in our other business segment primarily by underwriting policies on behalf of third parties that do not carry reference to the Trupanion brand. We do not undertake the marketing efforts for these policies and have a business-to-business relationship with these third parties. Our other business segment also includes other products and insurance software solutions that have a different margin profile from our subscription business.
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

Key Operating Metrics
The following tables set forth total pets enrolled and key operating metrics for our subscription business for the nine months ended September 30, 2023 and 2022 and for each of the last eight fiscal quarters.

	Nine Months Ended September 30,
	2023	2022
Total Business:
Total pets enrolled (at period end)	1,712,177	1,439,605
Subscription Business:
Total subscription pets enrolled (at period end)	969,322	808,077
Monthly average revenue per pet	$64.63	$64.09
Lifetime value of a pet, including fixed expenses	$428	$673
Average pet acquisition cost (PAC)	$232	$291
Average monthly retention	98.55%	98.71%

	Three Months Ended
	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021
Total Business:
Total pets enrolled (at period end)	1,712,177	1,679,659	1,616,865	1,537,573	1,439,605	1,348,145	1,267,253	1,176,778
Subscription Business:
Total subscription pets enrolled (at period end)	969,322	943,958	906,369	869,862	808,077	770,318	736,691	704,333
Monthly average revenue per pet	$65.82	$64.41	$63.58	$63.11	$63.80	$64.26	$64.21	$63.89
Lifetime value of a pet, including fixed expenses	$428	$470	$541	$641	$673	$713	$730	$717
Average pet acquisition cost (PAC)	$212	$236	$247	$283	$268	$309	$301	$306
Average monthly retention	98.55%	98.61%	98.65%	98.69%	98.71%	98.74%	98.75%	98.74%

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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of September 30, 2023 is an average of each month’s retention from October 1, 2022 through September 30, 2023. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

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
We calculate these non-GAAP financial measures by excluding certain non-cash or non-recurring expenses. We exclude non-recurring transactions and restructuring expenses as they are not indicative of our operating performance. We exclude stock-based compensation as it is non-cash in nature. Although stock-based compensation expenses are expected to remain recurring expenses for the foreseeable future, we believe excluding them allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies. We define non-GAAP development expenses as operating expenses incurred to develop new products and offerings that are pre-revenue. We define non-GAAP fixed expenses as the total of technology and development expense and general and administrative expense, less stock-based compensation expense, non-recurring transaction and restructuring expense, and development expenses related to exploring and developing new products and offerings that are in the pre-revenue stage.

The following tables present the reconciliation of our non-GAAP financial measures from corresponding GAAP measures for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Veterinary invoice expense	$613,316	$473,654
Less:
Stock-based compensation expense(1)	(2,565)	(3,155)
Other business cost of paying veterinary invoices	(210,286)	(152,911)
Subscription cost of paying veterinary invoices (non-GAAP)	$400,465	$317,588
% of subscription revenue	76.8%	72.5%

Other cost of revenue	$108,480	$96,980
Less:
Stock-based compensation expense(1)	(1,158)	(1,818)
Other business variable expenses	(56,455)	(51,862)
Subscription variable expenses (non-GAAP)	$50,867	$43,300
% of subscription revenue	9.8%	9.9%

Technology and development expense	$15,434	$18,178
General and administrative expense	46,817	28,907
Less:
Stock-based compensation expense(1)	(16,072)	(12,116)
Non-recurring transaction or restructuring expenses(2)	(4,175)	(179)
Development expenses	(3,417)	(5,705)
Fixed expenses (non-GAAP)	$38,587	$29,085
% of total revenue	4.7%	4.4%

New pet acquisition expense	$60,183	$67,043
Less:
Stock-based compensation expense(1)	(5,433)	(7,037)
Other business pet acquisition expense	(123)	(476)
Subscription acquisition cost (non-GAAP)	$54,627	$59,530
% of subscription revenue	10.5%	13.6%

(1)Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.6 million for the nine months ended September 30, 2023.
(2) Consists of business acquisition transaction expenses, severance and legal costs due to certain executive departures, and a $3.8 million non-recurring settlement of accounts receivable in the first quarter of 2023 related to uncollected premiums in connection with the transition of underwriting a third-party business to other insurers.

	Three Months Ended
	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021
Veterinary invoice expense	$212,441	$206,738	$194,137	$176,083	$171,112	$157,616	$144,926	$132,852
Less:
Stock-based compensation expense(1)	(870)	(856)	(839)	(899)	(960)	(1,022)	(1,173)	(798)
Other business cost of paying veterinary invoices	(72,694)	(72,443)	(65,149)	(59,946)	(58,197)	(50,378)	(44,336)	(38,009)
Subscription cost of paying veterinary invoices (non-GAAP)	$138,877	$133,439	$128,149	$115,238	$111,955	$106,216	$94,045	$94,045
% of subscription revenue	75.9%	77.0%	77.6%	72.7%	73.5%	72.8%	71.1%	70.1%

Other cost of revenue	$38,179	$34,455	$35,846	$36,277	$32,589	$33,212	$31,179	$30,992
Less:
Stock-based compensation expense(1)	(282)	(428)	(448)	(414)	(433)	(754)	(631)	(581)
Other business variable expenses	(20,482)	(17,230)	(18,743)	(20,591)	(17,346)	(18,010)	(16,506)	(17,208)
Subscription variable expenses (non-GAAP)	$17,415	$16,797	$16,655	$15,272	$14,810	$14,448	$14,042	$13,203
% of subscription revenue	9.5%	9.7%	10.1%	9.6%	9.7%	9.9%	10.0%	9.8%

Technology and development expense	$5,302	$5,232	$4,900	$6,955	$6,553	$6,396	$5,229	$4,665
General and administrative expense	12,664	13,136	21,017	10,472	10,314	9,227	9,366	8,996
Less:
Stock-based compensation expense(1)	(3,754)	(3,497)	(8,821)	(5,019)	(4,805)	(4,085)	(3,226)	(3,293)
Non-recurring transaction or restructuring expenses(2)	(8)	(65)	(4,102)	(193)	(179)	—	—	—
Development expenses	(1,594)	(925)	(898)	(2,084)	(2,435)	(2,012)	(1,258)	(858)
Fixed expenses (non-GAAP)	$12,610	$13,881	$12,096	$10,131	$9,448	$9,526	$10,111	$9,510
% of total revenue	4.4%	5.1%	4.7%	4.1%	4.0%	4.3%	4.9%	4.9%

New pet acquisition expense	$17,772	$20,769	$21,642	$22,457	$22,434	$22,982	$21,627	$19,845
Less:
Stock-based compensation expense(1)	(1,679)	(1,722)	(2,032)	(2,079)	(2,108)	(2,601)	(2,328)	(2,136)
Other business pet acquisition expense	(10)	(62)	(51)	(65)	(181)	(186)	(109)	(76)
Subscription acquisition cost (non-GAAP)	$16,083	$18,985	$19,559	$20,313	$20,145	$20,195	$19,190	$17,633
% of subscription revenue	8.8%	11.0%	11.8%	12.5%	13.2%	13.9%	13.7%	13.1%

(1)Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.3 million for the three months ended September 30, 2023.
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
The following tables reconcile GAAP new pet acquisition expense to non-GAAP net acquisition cost (in thousands) for the nine months ended September 30, 2023 and 2022 and for each of the last eight fiscal quarters:

	Nine Months Ended September 30,
	2023	2022
New pet acquisition expense	$60,183	$67,043
Net of sign-up fee revenue	(3,492)	(3,793)
Excluding:
Stock-based compensation expense	(5,433)	(7,037)
Other business pet acquisition expense	(123)	(476)
Pet acquisition expense for commission-based policies	(2,641)	—
Net acquisition cost	$48,494	$55,737

	Three Months Ended
	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021
New pet acquisition expense	$17,772	$20,769	$21,642	$22,457	$22,434	$22,982	$21,627	$19,845
Net of sign-up fee revenue	(1,084)	(1,189)	(1,219)	(1,191)	(1,339)	(1,252)	(1,202)	(1,162)
Excluding:
Stock-based compensation expense	(1,679)	(1,722)	(2,032)	(2,079)	(2,108)	(2,601)	(2,328)	(2,136)
Other business pet acquisition expense	(10)	(62)	(51)	(65)	(181)	(186)	(109)	(76)
Pet acquisition expense for commission-based policies	(826)	(888)	(927)	(443)	—	—	—	—
Net acquisition cost	$14,173	$16,908	$17,413	$18,679	$18,806	$18,943	$17,988	$16,471

Components of Operating Results
General
We operate in two business segments: subscription business and other business. Our subscription business segment consists of products that have been created to meet the needs of their distribution channels and have similar target margin profiles. This segment generates revenue primarily from subscription fees related to our direct-to-consumer products. Our other business segment generates revenue primarily by underwriting policies on behalf of third parties. We do not undertake marketing efforts for these policies and have a business-to-business relationship with these third parties. The other business segment also includes other products and insurance software solutions that have different margin profiles than our subscription business segment.

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
We generate revenue in our other business segment primarily from writing policies on behalf of third parties where we do not undertake the direct consumer marketing. This segment also includes revenue from other products and insurance software solutions that have a different margin profile from our subscription business.
Cost of Revenue
Cost of revenue in each of our segments is comprised of the following:
Veterinary invoice expense
Veterinary invoice expense includes our costs to review and pay veterinary invoices, administer the payments, and provide member services, and other operating expenses directly or indirectly related to this process. We also accrue for veterinary invoices that have been incurred but not yet received and for the estimated internal costs of processing those invoices. This also includes amounts paid by unaffiliated general agents on our behalf, and an estimate of amounts incurred and not yet paid for our other business segment.
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

Factors Affecting Our Performance
Average monthly retention. Our performance depends on our ability to continue to retain our existing and newly enrolled pets and is impacted by our ability to provide a best-in-class value and member experience. Our ability to retain enrolled pets depends on a number of factors, including the actual and perceived value of our services and the quality of our member experience, the ease and transparency of the process for reviewing and paying veterinary invoices for our members, the rate of veterinary inflation and of our pricing adjustments, and the competitive environment. In addition, other initiatives across our business may temporarily impact retention and make it difficult for us to improve or maintain this metric. For example, if the number of new pets enrolled increases at a faster rate than our historical experience, our average monthly retention rate could be adversely impacted, as our retention rate is generally lower during the first year of member enrollment.
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
Timing of price adjustments. Our subscription business’s cost-plus model depends on our ability to estimate our operating costs and expenses, including veterinary invoice expenses, and to adjust our pricing to achieve our target returns. We regularly reevaluate and adjust the price of our subscriptions, with a goal of achieving our targeted payout ratio, subject to the review and approval of regulators where applicable. This makes it important for us to accurately estimate our costs and to promptly implement pricing adjustments, which generally roll onto our book of insured pets over the succeeding twelve months. As a result, we may have timing mismatches during which our pricing does not reflect our current expense profile. In periods of rapid increases in veterinary invoice expenses, including periods of significant inflation, this timing mismatch may have a significant impact on our margin profile.
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
Mix of sales. The relative mix of our business by geography, pet age, species, breed, and other factors impacts the monthly average revenue per pet we receive. For example, prices from our plans could vary depending on the relative cost of veterinary care in different countries or areas or whether the pet is a dog or a cat. As our mix of business between geographies changes, our metrics, such as our monthly average revenue per pet, and our exposure to foreign exchange fluctuations will be impacted. As we expand into international markets and continue to explore other opportunities, we expect these effects to increase.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue:
Subscription business	$182,906	$152,401	$521,369	$438,048
Other business	102,947	81,359	291,379	221,122
Total revenue	285,853	233,760	812,748	659,170
Cost of revenue:
Subscription business(1)	157,444	128,158	455,055	365,861
Other business	93,176	75,543	266,741	204,773
Total cost of revenue	250,620	203,701	721,796	570,634
Operating expenses:
Technology and development(1)	5,302	6,553	15,434	18,178
General and administrative(1)	12,664	10,314	46,817	28,907
New pet acquisition expense(1)	17,772	22,434	60,183	67,043
Depreciation and amortization	2,990	2,600	9,445	8,024
Total operating expenses	38,728	41,901	131,879	122,152
Loss from investment in joint venture	4	(57)	(140)	(168)
Operating loss	(3,491)	(11,899)	(41,067)	(33,784)
Interest expense	3,053	1,408	8,380	2,680
Other income, net	(2,465)	(889)	(6,445)	(1,568)
Loss before income taxes	(4,079)	(12,418)	(43,002)	(34,896)
Income tax expense (benefit)	(43)	496	(472)	491
Net loss	$(4,036)	$(12,914)	$(42,530)	$(35,387)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$1,176	$1,472	$3,801	$5,138
Technology and development	650	1,184	1,985	3,193
General and administrative	3,281	3,792	14,448	9,281
New pet acquisition expense	1,785	2,195	5,626	7,214
Total stock-based compensation expense	$6,892	$8,643	$25,860	$24,826

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	88	87	89	87
Operating expenses:
Technology and development	2	3	2	3
General and administrative	4	4	6	4
New pet acquisition expense	6	10	7	10
Depreciation and amortization	1	1	1	1
Total operating expenses	14	18	16	19
Loss from investment in joint venture	—	—	—	—
Operating loss	(1)	(5)	(5)	(5)
Interest expense	1	1	1	—
Other income, net	(1)	—	(1)	—
Loss before income taxes	(1)	(5)	(5)	(5)
Income tax expense (benefit)	—	—	—	—
Net loss	(1)%	(6)%	(5)%	(5)%

Stock-based compensation expense:	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(as a percentage of revenue)
Cost of revenue	—%	1%	—%	1%
Technology and development	—	1	—	—
General and administrative	1	2	2	1
New pet acquisition expense	1	1	1	1
Total stock-based compensation expense	2%	4%	3%	4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	86	84	87	84

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$182,906	$152,401	20%	$521,369	$438,048	19%
Other business	102,947	81,359	27	291,379	221,122	32
Total revenue	$285,853	$233,760	22	$812,748	$659,170	23

Percentage of Revenue by Segment:
Subscription business	64%	65%		64%	66%
Other business	36	35		36	34
Total revenue	100%	100%		100%	100%

Total pets enrolled (at period end)	1,712,177	1,439,605	19	1,712,177	1,439,605	19
Total subscription pets enrolled (at period end)	969,322	808,077	20	969,322	808,077	20
Monthly average revenue per pet	$65.82	$63.80	3	$64.63	$64.09	1
Average monthly retention	98.55%	98.71%		98.55%	98.71%

Three months ended September 30, 2023 compared to three months ended September 30, 2022. Total revenue increased by $52.1 million, or 22%, to $285.9 million for the three months ended September 30, 2023. Revenue from our subscription business segment increased by $30.5 million, or 20%, to $182.9 million for the three months ended September 30, 2023. This increase was primarily due to a 16% increase in pet months (the sum of pets enrolled for each month during a period) for policies underwritten by Trupanion during the respective periods and a 3% increase in monthly average revenue per pet. Revenue from our other business segment increased by $21.6 million to $102.9 million, or 27%, for the three months ended September 30, 2023, primarily due to a 21% increase in pet months and a 5% increase in monthly average revenue per pet in this segment.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022. Total revenue increased by $153.6 million, or 23%, to $812.7 million for the nine months ended September 30, 2023. Revenue from our subscription business segment increased by $83.3 million, or 19%, to $521.4 million for the nine months ended September 30, 2023. This increase was primarily due to an 18% increase in pet months for policies underwritten by Trupanion during the respective periods and a 1% increase in monthly average revenue per pet. Revenue from our other business segment increased by $70.3 million to $291.4 million, or 32%, for the nine months ended September 30, 2023, due to a 28% increase in pet months and a 4% increase in monthly average revenue per pet in this segment.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$139,747	$112,915	24%	$403,030	$320,743	26%
Other cost of revenue	17,697	15,243	16	52,025	45,118	15
Total cost of revenue	157,444	128,158	23	455,055	365,861	24
Other business:
Veterinary invoice expense	72,694	58,197	25	210,286	152,911	38
Other cost of revenue	20,482	17,346	18	56,455	51,862	9
Total cost of revenue	$93,176	$75,543	23	$266,741	$204,773	30

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	76%	74%		77%	73%
Other cost of revenue	10	10		10	10
Total cost of revenue	86	84		87	84
Other business:
Veterinary invoice expense	71	72		72	69
Other cost of revenue	20	21		19	23
Total cost of revenue	91%	93%		92%	93%

Total pets enrolled (at period end)	1,712,177	1,439,605	19	1,712,177	1,439,605	19
Total subscription pets enrolled (at period end)	969,322	808,077	20	969,322	808,077	20
Monthly average revenue per pet	$65.82	$63.80	3	$64.63	$64.09	1

Three months ended September 30, 2023 compared to three months ended September 30, 2022. Cost of revenue for our subscription business segment was $157.4 million, or 86% of revenue, for the three months ended September 30, 2023, compared to $128.2 million, or 84% of revenue, for the three months ended September 30, 2022. This increase of 23% in subscription cost of revenue was primarily due to an 16% increase in pet months for policies underwritten by Trupanion during the respective periods. The increase in cost of revenue was also attributable to a 6% increase in veterinary invoice expense per pet, including impacts of rising veterinary invoice expenses in the current inflationary environment. Cost of revenue for our other business segment increased by $17.6 million, or 23%, to $93.2 million for the three months ended September 30, 2023, primarily due to the 21% increase in pet months in this segment.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022. Cost of revenue for our subscription business segment was $455.1 million, or 87% of revenue, for the nine months ended September 30, 2023, compared to $365.9 million, or 84% of revenue, for the nine months ended September 30, 2022. This increase of 24% in subscription cost of revenue was primarily due to an 18% increase in pet months for policies underwritten by Trupanion during the respective periods. The increase in cost of revenue was also attributable to a 6% increase in veterinary invoice expense per pet including rising veterinary invoice expenses in the current inflationary environment. Cost of revenue for our other business segment increased by $62.0 million, or 30%, to $266.7 million for the nine months ended September 30, 2023, primarily due to the 28% increase in pet months in this segment.

Technology and Development Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
	(in thousands, except percentages)
Technology and development	$5,302	$6,553	(19)%	$15,434	$18,178	(15)%
Percentage of total revenue	2%	3%		2%	3%

Three months ended September 30, 2023 compared to three months ended September 30, 2022. Technology and development expenses decreased by $1.3 million, or 19%, to $5.3 million for the three months ended September 30, 2023, due to a decrease of $1.3 million in development expense as several initiatives that were pre-revenue in the prior year were launched and have begun generating revenue. Expenses associated with these initiatives are now recorded within the income statement based on the underlying nature of the expense. Technology and development expenses decreased from 3% to 2% of total revenue year over year.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022. Technology and development expenses decreased by $2.7 million, or 15%, to $15.4 million for the nine months ended September 30, 2023, driven primarily by a decrease of $3.9 million in development expense as several initiatives that were pre-revenue in the prior year were launched and have begun generating revenue. Expenses associated with these initiatives are now recorded within the income statement based on the underlying nature of the expense. This decrease was partially offset by a $0.5 million increase in contractor expenses and a $0.5 million increase in IT system hosting expenses. Technology and development expenses decreased from 3% to 2% of total revenue year over year.
General and Administrative Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
	(in thousands, except percentages)
General and administrative	$12,664	$10,314	23%	$46,817	$28,907	62%
Percentage of total revenue	4%	4%		6%	4%

Three months ended September 30, 2023 compared to three months ended September 30, 2022. General and administrative expenses increased by $2.4 million, or 23%, to $12.7 million for the three months ended September 30, 2023. The increase was primarily due to a $1.2 million increase in compensation and employee-related expenses, a $0.4 million increase in professional services, and a $0.3 million increase in licensing fees. General and administrative expenses remained at a consistent 4% of total revenue year over year.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022. General and administrative expenses increased by $17.9 million, or 62%, to $46.8 million for the nine months ended September 30, 2023. The increase in expense was primarily due to a $5.2 million increase in stock-based compensation, of which $4.8 million related to charges after certain executive departures, and a $3.8 million increase related to the negotiated settlement of uncollected premiums in connection with the transition of underwriting a third-party business to other insurers. Additionally, there was a $4.5 million increase in general compensation and other employee-related expenses, a $1.3 million increase in consulting services, and a $0.7 million increase in licensing and regulatory fees. General and administrative expenses increased from 4% to 6% of total revenue year over year, partially due to certain non-recurring expenses.

New Pet Acquisition Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
	(in thousands, except percentages, pet and per pet data)
New pet acquisition expense	$17,772	$22,434	(21)%	$60,183	$67,043	(10)%
Percentage of total revenue	6%	10%		7%	10%
Subscription Business:
Total subscription pets enrolled (at period end)	969,322	808,077	20	969,322	808,077	20
Average pet acquisition cost (PAC)	$212	$268	(21)	$232	$291	(20)

Three months ended September 30, 2023 compared to three months ended September 30, 2022. New pet acquisition expenses decreased by $4.7 million, or 21%, to $17.8 million for the three months ended September 30, 2023 driven primarily by a decrease in expenses to generate leads and conversion, as we focused on growth in our more efficient channels. New pet acquisition expenses as a percentage of revenue was 6% for the three months ended September 30, 2023 compared to 10% in the same period last year, as we were able to stay disciplined with our discretionary pet acquisition spend while still maintaining a relatively high level of pet enrollment growth.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022. New pet acquisition expenses decreased by $6.9 million, or 10%, to $60.2 million for the nine months ended September 30, 2023 driven primarily by a decrease in expenses to generate leads and conversion, as we focused on growth in our more efficient channels. New pet acquisition expenses as a percentage of revenue was 7% for the nine months ended September 30, 2023 compared to 10% in the same period last year, as we were able to stay disciplined with our discretionary pet acquisition spend, while still maintaining a relatively high level of pet enrollment growth.

Depreciation and Amortization

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
	(in thousands, except percentages)
Depreciation and amortization	$2,990	$2,600	15%	$9,445	$8,024	18%
Percentage of total revenue	1%	1%		1%	1%

Three months ended September 30, 2023 compared to three months ended September 30, 2022. Depreciation and amortization expense increased by $0.4 million, or 15%, to $3.0 million for the three months ended September 30, 2023 primarily driven by the amortization of acquired intangible assets.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022. Depreciation and amortization expense increased by $1.4 million, or 18%, to $9.4 million for the nine months ended September 30, 2023 primarily driven by the amortization of acquired intangible assets.
Total Other (Income) Expense, Net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
	(in thousands)
Interest expense	$3,053	$1,408	117%	$8,380	$2,680	213%
Other income, net	(2,465)	(889)	177%	(6,445)	(1,568)	311%
Total other (income) expense, net	$588	$519	13%	$1,935	$1,112	74%
Percentage of total revenue	—%	—%		—%	—%

Three months ended September 30, 2023 compared to three months ended September 30, 2022. Total other (income) expense, net increased by $0.1 million to $0.6 million for the three months ended September 30, 2023 primarily due to an increase in interest expense incurred on the Credit Facility which was partially offset by an increase in interest earned on our investment portfolio.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022. Total other (income) expense, net increased by $0.8 million to $1.9 million for the nine months ended September 30, 2023 primarily due to an increase in interest expense incurred on the Credit Facility which was partially offset by an increase in interest earned on our investment portfolio.
Stock-Based Compensation

Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above.
Three months ended September 30, 2023 compared to three months ended September 30, 2022. Stock-based compensation expense decreased by $1.8 million, or 20%, to $6.9 million for the three months ended September 30, 2023. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants.
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022. Stock-based compensation increased by $1.0 million, or 4%, to $25.9 million for the nine months ended September 30, 2023. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants. In addition, there was a $4.8 million increase in stock-based compensation in the period as a result of charges after certain executive departures.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$1,131	$(9,019)
Net cash provided by (used in) investing activities	25,086	(36,964)
Net cash provided by (used in) financing activities	58,557	46,061
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash, net	(830)	(1,964)
Net change in cash, cash equivalents and restricted cash	$83,944	$(1,886)

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
Our primary sources of liquidity have been cash provided by operations and available borrowings from our Credit Facility. We believe these sources are sufficient to fund our operations and capital requirements for the next 12 months. As we continue to grow and consider strategic opportunities, however, we may explore additional financing to fund our operations and growth or to meet capital requirements. Financing could include equity, equity-linked, or debt financing. Additional financing may not be available to us on acceptable terms, or at all. As our capital surplus grows relative to the rate of growth of our business, we may also generate cash, via dividends or other methods, from one or more of our underwriting entities.
As of September 30, 2023, the Company had $265.9 million in cash, cash equivalents and short-term investments, of which $228.0 million was held by the Company's insurance entities. Outside of insurance entities, the Company held $37.9 million in cash, cash equivalents and short-term investments with an additional $15.0 million available under its Credit Facility. The Company's insurance entities maintained $227.0 million of capital surplus, which was $60.8 million in excess of the estimated risk-based capital requirement of $166.2 million. The ability to distribute any portion of this estimated $60.8 million excess to our parent company, and the timing of any distribution, may be subject to regulatory limitations.
In April 2021, our board of directors approved a share repurchase program, pursuant to which we may, between May 2021 and May 2026, repurchase outstanding shares of our common stock. While our board of directors has approved the program, any repurchase activity is subject to quarterly assessment and board approval, based on various factors including available cash, our stock price relative to our estimated intrinsic value, forecasted operating results, and available opportunities to deploy capital. We repurchased no shares under this program during the nine months ended September 30, 2023.
Operating Cash Flows
We derive operating cash flows primarily from the sale of our subscription plans, which is used to pay veterinary invoices and other cost of revenue. Additionally, cash is used to support the growth of our business by reinvesting to acquire new pet enrollments, develop new product offerings and to fund projects that improve our members' experience. Net cash provided by operating activities was $1.1 million for the nine months ended September 30, 2023, compared to $9.0 million net cash used for the nine months ended September 30, 2022. The change was primarily driven by an increase in cash collections from members, a decrease in acquisition cost, and timing differences in other working capital activities.
Investing Cash Flows
Net cash provided by investing activities was $25.1 million for the nine months ended September 30, 2023, primarily consisting of $38.0 million in maturities of investment securities, net of purchases, offset by $14.3 million of capital expenditures primarily related to the development of internal-use software focused on member experience improvements. Net cash used by investing activities was $37.0 million for the nine months ended September 30, 2022, primarily consisting of $21.2 million of purchases of investment securities, net of maturities, and $11.6 million of capital expenditures primarily related to the development of internal-use software focused on member experience improvements.
Financing Cash Flows
Net cash provided by financing activities was $58.6 million for the nine months ended September 30, 2023, primarily consisting of $60.1 million in proceeds from the Credit Facility, offset by $1.4 million in repayments on the Credit Facility. Net cash provided by financing activities was $46.1 million for the nine months ended September 30, 2022, primarily consisting of $54.3 million in proceeds from the Credit Facility, offset by $5.8 million in repurchases of common stock, and $3.8 million in shares withheld to satisfy tax withholdings.

Long-Term Debt
Our Credit Facility provides us with up to $150.0 million of credit. As of September 30, 2023, we issued term loans totaling $135.0 million under the Credit Facility. The Credit Facility is secured by substantially all of our assets and those of our subsidiaries. Refer to Note 9, Debt, included in Item 1 of Part I of this report, for further details.

Regulation
As of September 30, 2023, our insurance entities collectively held $115.5 million in short-term investments and $390.6 million in other current assets, including $112.5 million held in cash and cash equivalents to be used for operating expenses of our insurance subsidiaries. Most of the assets in our insurance entities are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
American Pet Insurance Company (APIC)
The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of the National Association of Insurance Commissioners (NAIC). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements may increase significantly, though risk-based capital requirements also take our overall rate of growth into consideration. As of September 30, 2023, APIC was required to maintain at least $134.6 million of risk-based capital to avoid this additional regulatory oversight. As of that date, APIC maintained $191.0 million of risk-based capital surplus. The increase of capital surplus at APIC during the quarter was due to retained earnings from APIC's underwriting profit.
ZPIC Insurance Company (ZPIC), QPIC Insurance Company (QPIC), and GPIC Insurance Company (GPIC)
In 2021, we established two new wholly-owned insurance subsidiaries, ZPIC and QPIC, domiciled in Missouri and Nebraska, respectively, and in 2023 we established a new wholly-owned insurance subsidiary, GPIC, domiciled in Canada. We have funded required statutory capital to each of these new subsidiaries. As of September 30, 2023, neither ZPIC, QPIC nor GPIC have begun underwriting any insurance policies, accordingly, each of these entities currently is overcapitalized relative to traditional risk-based capital requirements. We formed these insurance subsidiaries to provide us flexibility as to the insurance entity we use to market and write policies.
Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX
WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. In February 2023, our parent entity received a dividend of $7.3 million from WICL Segregated Account AX as allowed under our agreements with WICL. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Omega General Insurance Company, we are required to maintain a Canadian Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of September 30, 2023, the account held CAD $14.2 million.
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

Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable vendor service agreements. In March 2022, we entered into a credit agreement that provides us with up to $150.0 million of credit, including a $60.0 million initial term loan that was funded at closing and an aggregate $75.0 million of delayed draw term loans funded between December 2022 and September 2023. Refer to Note 9, Debt, included in Item 1 of Part I of this report, for further details, including interest and future principal payments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative or qualitative disclosures about market risk during the first nine months of 2023. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2022 Form 10-K.

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
We have incurred significant cumulative net losses since our inception. We incurred net losses of $44.7 million and $35.5 million in the years ended December 31, 2022 and 2021, respectively, and as of December 31, 2022, we had an accumulated deficit of $171.6 million. We have funded our operations through equity financings and borrowings under revolving lines of credit and term loans. Our ability to achieve and maintain profitability will depend, in significant part, on obtaining new members, retaining our existing members, maintaining relationships with our strategic partners, and ensuring that our expenses, including new pet acquisition expense, do not exceed our revenue. We expect to make significant expenditures and investments in new pet acquisition and product initiatives and these expenditures may not result in additional growth. Our recent growth in revenue and membership may not be sustainable or may decrease, and we may not generate sufficient revenue to consistently achieve profitability. Additionally, we budget for our expenses based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our estimates. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
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
•successfully integrate entities we acquire into our business;
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
•recruit, integrate and retain skilled, qualified and experienced sales professionals who can demonstrate our value proposition to new and existing members;
•provide our members with superior service, including timely and efficient payment of veterinary invoices, and by recruiting, integrating and retaining skilled and experienced personnel who can efficiently review veterinary invoices and process payments;
•generate new relationships and manage and maintain existing relationships and programs in our other business segment;
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
In addition, most states require licensure and regulatory approval prior to marketing new insurance products. Our practice has been to regularly reevaluate and adjust the price of our subscriptions, with a goal of achieving our targeted payout ratio, subject to the review and approval of applicable state regulators, who may reduce or disallow our pricing changes. Such review has in the past resulted (for instance, during the COVID-19 pandemic), and may in the future result, in delayed implementation of pricing changes, which could adversely affect our operating results and financial condition. In addition, we may be prevented by regulators from implementing significant pricing changes, requiring us to raise rates more quickly than we otherwise may desire. This could damage our reputation with our members and reduce our retention rates, which could significantly damage our brand, result in the loss of expected revenue and otherwise harm our business, operating results and financial condition.

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
Our patented proprietary software is designed to integrate directly with most practice management software systems used by veterinary hospitals and allow us to receive and pay veterinary invoices directly to the hospital. We believe that it is critical to our long-term success to improve the member experience so we encourage veterinary hospitals to install and use our software. We have found that installation and use of our patented software by a veterinary hospital could increase the number of invoices we receive from that hospital. As more veterinary hospitals install our patented software, we expect the number or amounts of veterinary invoices to increase and result in an increase in our cost of revenue, which may have a material adverse effect on our financial condition.
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
Our business depends on our ability to maintain and scale the infrastructure necessary to operate our technology platform, which includes our analytics and pricing engine, systems for managing veterinary invoice payments, customer relationship management system, billing system, contact center phone system and website. We use these technology frameworks to price our subscriptions, enroll members, engage with current members and pay veterinary invoices. Our members review and purchase subscriptions through our website and contact center, and for those veterinary hospitals who have installed our patented proprietary software, we receive and pay veterinary invoices directly to the hospitals through our patented software. Our reputation and ability to acquire, retain and serve our members and support our partners depends on the reliable performance of our technology platform and the underlying network systems and infrastructure, and on providing best-in-class member service, including through our contact center and website. As our member base continues to grow, the amount of information collected and stored on the systems and infrastructure supporting our technology platform will continue to grow, and we expect to require an increasing amount of network capacity, computing power and information technology personnel to develop and maintain our technology platform and service our departments involved in member interaction.

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
Our growth strategy includes developing and maintaining strategic relationships with various third parties. For example, in October 2020, we entered into a Strategic Alliance Agreement and certain related agreements with Aflac Incorporated (Aflac). We generally pursue strategic relationships with industry leaders that may offer us expanded access to segments of the pet owner market. For these efforts to be successful, we must successfully enter into agreements with these third parties on terms that are attractive to us, and then successfully implement the arrangement, which requires integrating and coordinating their resources and capabilities with our own, which may present challenges relating to technology integration, marketing, regulatory matters, customer support, and other operational matters. We may be unsuccessful in entering into agreements with acceptable third parties, negotiating favorable terms in these agreements, or achieving the anticipated results. In addition, our strategic relationships may require us to agree to exclusivity or other terms that may limit our ability to pursue opportunities we might otherwise pursue. For example, we agreed to work exclusively with Aflac to develop opportunities in Japan’s pet insurance marketplace. In connection with our strategic relationships, we have in the past and may in the future provide equity consideration, impose contractual holding periods for such securities, impose standstill obligations or include other requirements that terminate in the event the strategic relationship ceases, which may have an adverse effect on our stock price and otherwise cause our business to suffer.
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
In addition to the United States, we offer products in Canada, several European countries, and Australia, and we are pursuing operations in several other jurisdictions. These activities expose us to the risk of changes in currency exchange rates. For the year ended December 31, 2022, approximately 15% of our total revenue was generated in Canada. While we have not experienced material exposure to exchange rates in Australia or Europe, that may not continue. Fluctuations in the relative strength of the US dollar compared to the currencies of other jurisdictions in which we operate has in the past and could in the future adversely affect our revenue and operating results. Moreover, in the future, we may expand the number of countries in which we offer products and operate and this could increase our exposure to currency exchange rate fluctuations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
Pursuant to a marketing agreement between us and a strategic distributor, we agreed to issue shares of our common stock to the distributor as partial consideration for sales made through the distributor’s marketing channels of white-label medical and wellness pet insurance products that we create and administer under the agreement. The number of shares we issue is determined quarterly, based on a percentage of revenue from such product sales divided by the volume weighted average price per share for the preceding quarter or, if lower, for the three months ended December 5, 2021. The shares we issue are subject to various restrictions, including a minimum holding period of two years and customary transfer restrictions for shares acquired in a private placement. During the quarter ended September 30, 2023, we issued 1,394 shares of our common stock to the distributor in respect of product sales that occurred in the quarter ended June 30, 2023. We offered and sold these shares in reliance upon the exemption from the registration set forth under Section 4(a)(2) of the Securities Act, and the regulations promulgated thereunder relating to sales by an issuer not involving any public offering, and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plan
During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated, including by modification, a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Trupanion, Inc.	8-K	001-36537	3.1	6/12/2023

3.2	Amended and Restated Bylaws of Trupanion, Inc.	8-K	001-36537	3.2	6/12/2023

10.1+	Trupanion, Inc. Severance and Change in Control Plan, effective July 28, 2023.	10-Q	001-36537	10.2	8/4/2023

10.2+	Offer letter, dated August 24, 2023, by and between the Registrant and Fawwad Qureshi.	8-K	001-36537	10.1	9/6/2023

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan or arrangement.
*	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TRUPANION, INC.

Date: November 3, 2023	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2023	/s/ Fawwad Qureshi
Fawwad Qureshi Chief Financial Officer (Principal Financial and Accounting Officer)