Form 10-K
period 2023-12-31
TRUPANION, INC.
filed 2024-02-27
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $622,812,960 using the closing price on that day of $19.68.
As of February 19, 2024, there were approximately 41,814,768 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2024 Annual Meeting of Stockholders (Proxy Statement). The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

TRUPANION, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2023

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
Company Overview
We provide medical insurance for cats and dogs in the United States, Canada, Continental Europe, and Australia. Through our data-driven, vertically-integrated approach, we develop and offer high value medical insurance products, priced specifically for each pet’s unique characteristics and coverage level. Our growing and loyal membership base provides us with highly predictable and recurring revenue.
We operate in two business segments: subscription business and other business. We generate revenue in our subscription business segment primarily by subscription fees from direct-to-consumer products. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our pet acquisition expense and acquiring as many pets as possible at our targeted average estimated internal rate of return. Within our subscription business, we also provide "Powered by Trupanion" pet insurance product offerings marketed by third parties and, in Canada, low and medium average revenue per unit (ARPU) products marketed under the brand names Furkin and PHI Direct. We provide a full suite of services and support for these products and they are designed to align with the target margin profile of our subscription business segment. Within our subscription business segment we also offer products in Continental Europe, which are currently underwritten using third-party underwriters.
Our other business segment is comprised of revenue from other product offerings with third parties with whom we generally have a business-to-business relationship. This business segment has a different margin profile than our subscription segment and includes revenue from writing policies on behalf of third parties and revenue from other products and insurance software solutions.
Our Business
It is very difficult for pet owners to budget for veterinary expenses when their pets become sick or injured. Pet owners do not know whether their pet’s health will be “average,” “lucky,” or “unlucky.” Over the life of a pet, veterinary expense for a lucky versus unlucky pet can vary from $500 to more than $50,000. Even if a pet ends up being “average” over its life, the timing of accidents or illnesses may not align with the pet owner’s budget. Further, many pet owners do not know how to budget for the “average” cost of medical care for their pets. Average veterinary expenses often greatly exceed the expectations of pet owners and vary dramatically based on a multitude of factors, including the availability of care by region and the types of treatments advisable for specific pet breeds. Consequently, self-insuring is not an effective solution for many pet owners as the cost of pet medical care has been outpacing inflation for over 20 years due to advancements in medical procedures and technology and due to increased availability of high-quality care.
Our monthly subscription products, priced specifically for each pet’s unique characteristics and coverage level, help pet owners budget for unforeseen medical expenses. Through our high quality medical insurance products, pet owners are able to ensure coverage for the best care for their pet and avoid decisions being made due to financial constraints. Our monthly subscription business model also provides us with high quality predictable and recurring revenue.
Our subscription business’s cost-plus model is designed to spread the risk evenly within categories of pets so our members can better budget for unexpected veterinary costs. We have been collecting comprehensive pet health data for over 20 years. We believe our data and approach to pricing is unmatched by other pet insurers and provides us with a greater understanding of anticipated veterinary costs. We leverage this to price our subscription plan for each pet based on their specific circumstances such as breed, age (at enrollment), geography, desired deductible or co-payment and coverage level, so that, in aggregate, the amounts paid by owners of lucky pets helps to cover the veterinary costs incurred by unlucky pets. We believe our actuarial team, working with our granular data, is able to price our subscription plan much more accurately than any other players in the pet health insurance industry, enabling us to provide our members with the most accurate cost and highest value proposition relative to coverage level.
Our core “Trupanion” product was designed by veterinarians to enable them to practice the best medicine – thus recommending the optimal treatment for the pet. As a result, we believe our Trupanion-branded products enable veterinarians to establish stronger ties and better alignment with their clients. Members with a Trupanion-branded product visit their veterinarian more frequently and spend more money on the best course of treatment for their pet. This results in better health outcomes for pets, which we believe creates a flywheel effect that has been the key driver of growth for our subscription business.

Through the use of our proprietary, patented software designed to communicate directly with a veterinary hospital’s practice management system, we are able to offer a differentiated experience to pet owners. Using our software, veterinary hospitals can receive payment from us directly for approved invoices in seconds, with their clients (our members) only paying their deductible or co-payment for covered treatments. We believe this unique and patented solution, which is offered free to veterinarians and pet owners, transforms the insurance experience.
Through our "Powered by Trupanion" suite of products, which are marketed by third parties, we are broadening our distribution in the retail and corporate worksite channels. Our "Powered by Trupanion" products offer the same differentiated experience Trupanion pet owners receive but with options for varying levels of coverage to meet budgetary requirements. Our Furkin and PHI Direct products are currently distributed direct-to-consumer in Canada.
Our other business segment is comprised of other product offerings with third parties with whom we generally have a business-to-business relationship, and this business segment has a different margin profile than our subscription segment. Products in this segment include providing pet medical insurance policies on behalf of the U.S. Department of Veterans Affairs program, employer sponsored programs, and underwriting policies on behalf of third parties that do not carry reference to the Trupanion brand. Additionally, our other business segment includes the sale of insurance software solutions.
Our target markets are large and under-penetrated, as measured by insured pets:

	North America[1]	Continental Europe[2]	Australia[3]
Household dogs and cats (in thousands)	210,000	160,750	8,900
Pet insurance market penetration	3.0%	8.4%	9.0%

[1]According to IBIS World and Canadian Animal Health Institute, there are approximately 210 million household dogs and cats in the United States and Canada. North American Pet Health Insurance Association estimates that the penetration rate for medical insurance for cats and dogs in North America is approximately three percent. We believe that over the long-term, the North American penetration rate can reach levels comparable to the U.K., where, according to Global Market Insights, approximately one in four cats and dogs has medical insurance.
[2]According to FEDIAF European Facts & Figures, GfK Czech consumer panel, and KVL Czech Republic, there are approximately 161 million household dogs and cats in Continental Europe. The estimated penetration rate for medical insurance for cats and dogs is approximately eight and a half percent.
[3]According to PetKeen, there are approximately 8.9 million household dogs and cats in the Australia. The estimated penetration rate for medical insurance for cats and dogs is approximately nine percent.

Our total enrolled pets grew from 31,207 pets on January 1, 2010 to 1,714,473 pets on December 31, 2023, which represents a compound annual growth rate of 33%. As a result, our revenue has grown from $19.1 million in 2010 to $1,108.6 million in 2023 which represents a compound annual growth rate of 34%.

Our Strategy
We are focused on attracting and retaining members by providing a best-in-class value and member experience. In particular, we concentrate on the following:
Increasing leads from veterinary hospitals. We intend to increase the number of veterinary hospitals that help their clients learn about high quality medical insurance, and to increase the rate at which active veterinary hospitals refer leads to us by leveraging our outside sales team of Territory Partners who interface directly with veterinarians.
Increasing referrals from members. We seek to grow the number of existing members that add a pet or refer their friends and family to Trupanion. We do so by focusing on improving the member experience, including increasing the percentage of veterinary invoices that are paid directly to veterinarians through our patented, proprietary software.
Improving conversion. We are investing to increase the rate at which we convert pet owners receiving quotes for our subscription plan into enrolled members.
Targeting a 71% value proposition. We aim to return to our members 71% of premiums we collect in the aggregate, which we believe is the highest targeted value proposition in our industry. Our ability to target the highest sustainable value proposition stems from our low cost operating model. Achieving our targeted value proposition requires we grow our ARPU in-line with the cost of veterinary care.
Improving retention. Member retention is a key part of our strategy. Historically, members in their first year of membership have the lowest retention rate. We are investing in the education process for our members and improving initial member communication and experiences in order to increase our retention rates.
Automating payment of veterinary invoices. We use artificial intelligence and machine learning to leverage data to automate the payment of a portion of our veterinary invoices. We intend to increase the percentage of veterinary invoices paid without human intervention with the goal of ensuring that we can process veterinary invoices in seconds, at a lower cost and without reducing the quality of service.
Expanding additional member acquisition channels. We are growing new member acquisition channels including employee benefits, point-of-sale, retail and direct-to-consumer, for the sale of our pet medical insurance products. We also continue to pursue new channels that we believe could, over time, deliver our desired return on investment.
Aligning with strategic partners. We maintain relationships with players who are leaders in their field, have long-term alignment, and recognize the value of our brand and expertise. These companies generally have well-developed distribution channels but do not have our expertise in pet medical insurance.
Expanding internationally. While the majority of our revenue is derived from the sale of insurance products in the U.S. and Canada, we have operations in Europe and operate in Australia through a joint-venture. We continue to explore other international expansion opportunities.
Expanding our product offering. We have introduced additional monthly subscription products, maintaining what we believe to be the highest value pet medical insurance, but with reduced coverage that is less expensive.
Pursuing non-insurance revenue offerings. We intend to continue pursuing opportunities to provide pet owners with complementary products and services. For example, we have invested in a pet food initiative to explore whether pets on a calorie-controlled, high-quality diet have improved health outcomes that can justify a decrease in the cost of their medical insurance. We also sell software solutions to third parties.
Sales and Marketing (New Pet Acquisition)
We generate leads through a diverse set of member acquisition channels, which we then convert into members primarily through our contact center, website and other direct-to-consumer activities. These channels primarily include leads from third-parties such as veterinarians, strategic partners and referrals from existing members.
We build awareness of our core Trupanion product predominately through the veterinary community, engaging our team of “Territory Partners." Our Territory Partners are independent contractors who market our product and are paid fees based on activity in their regions. Their role is to create meaningful, long-term relationships with veterinarians and to educate those veterinarians about the benefits of high quality medical insurance for pets. We believe this structure aligns our interests and provides a platform that we can leverage over time. Our Territory Partner approach is unique and unmatched in our industry. We believe that it would be extremely difficult, costly and time consuming for a competitor to replicate this model.

Competition
We compete primarily with pet owners who choose to self-fund their veterinary costs, mainly via credit cards, as well as new and existing pet medical insurance brands. We view our primary competitive challenge as educating pet owners on why high-quality medical insurance for pets is a better alternative to self-insuring.
The vast majority of pet owners in the markets in which we operate do not currently have medical insurance for their pets and those that do have medical insurance for their pets do not typically move from one insurance company to another because pre-existing conditions would likely not be covered following a move. As a result, we are focused primarily on expanding the overall size of our markets by providing pet owners with high value, transparent medical coverage designed for each pet's unique characteristics and coverage level.
We have been competing against numerous brands at any given time in our operating history. In our experience, competing pet medical insurance companies generally fall into one of two segments: (a) traditional providers with low target price points and narrow coverage that is unlikely to cover things most likely to go wrong, like congenital and hereditary conditions, and (b) higher-value providers that offer some form of an annual plan designed to increase the cost of the plan as the pet ages.
In recent years, there has been significant consolidation in the pet medical insurance industry resulting in many brands being controlled by a small number of companies.
We believe that we have competitive advantages that position our product offering favorably compared to other brands offered in the marketplace. These include:
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

Intellectual Property
We rely on federal, state, common law, and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology, software, and documentation by entering into confidentiality and invention assignment agreements with our employees and partners, and confidentiality and, in some cases, exclusive agreements with third parties, such as service providers, vendors, individuals and entities that may be exploring a business relationship with us. We also rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks, and domain names to establish and protect our intellectual property. We seek to protect our proprietary position by filing patent applications in the United States and in jurisdictions outside of the United States related to our technology, inventions, and improvements that are important to our business. We hold six U.S. utility patents and one U.S. design patent related to our proprietary software, and we have multiple additional patent applications pending in the United States. We also have three issued utility patents and two issued design patents in other jurisdictions, as well as multiple additional patent applications pending. We additionally rely on data and market exclusivity, and patent term extensions when available. Our ability to protect and enforce our intellectual property rights is subject to risk and our failure to do so may adversely impact our business.
Human Capital Resources
Our Team
We are a mission driven organization with a diverse team united by a shared passion for pets. Our team members are our greatest asset, and we focus on attracting great people to our team and offering high-quality experiences to all team members.
As of December 31, 2023, we employed 1,142 people across the U.S., Canada and Europe. Our team is further supported by 185 field sales Territory Partner business owners and their associates who represent Trupanion. We also contract with team members in the Philippines through a third-party service provider, and we operate in Australia through a joint venture.
Our team is increasingly global with team members working in our Seattle headquarters in the United States, in our offices in the U.K., Germany, and Czechia, and virtually across the U.S., Canada, and Europe. Our Seattle headquarters is pet friendly.

Benefits
We offer each team member substantially the same benefits, regardless of role or level in the organization (with appropriate variations due to the country in which they reside). We also recognize the importance of family and design our benefits plans to support the physical, financial, and emotional wellbeing of team members and their families.
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
•Sabbatical – For every five consecutive years of service at Trupanion, team members are eligible for a paid five-week sabbatical.
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
Diversity, Equity, and Inclusion
We believe that diversity, equity, and inclusion (DEI) is critical to supporting our fellow team members and enhancing our ability to fulfill our mission and achieve our goals. We strive to foster an environment where diversity of people with different perspectives and backgrounds can thrive. A core tenet of Trupanion is that we offer a work experience that applies equally to all team members, regardless of role, as noted for example with respect to our Benefits offerings. This approach extends throughout the way we work together; for example, team members that come into any of our offices work in an open environment where the size of working space is the same for everyone regardless of role or seniority.
We have multiple employee-led resource groups that celebrate aspects of our team’s diversity and help foster a welcoming and safe space for support, education, professional development, and networking. Our DEI Committee is also employee-led and focuses on cultivating a culture of inclusion and belonging by supporting DEI activities, fostering effective DEI communications with Trupanion employees and advising on ways to improve progress in Trupanion's commitment to DEI. We have also developed a DEI curriculum that is required for all team members, and we continue to develop accessibility enhancements to both our physical and digital spaces.
We have a large representation of women at Trupanion including 61% of leadership positions. Our culture of inclusion at Trupanion is in part reflected by, in 2023, 39% of our US new hires self-identifying that they are from an underrepresented group.
Trupanion is committed to paying equitably for equal work, regardless of gender or race/ethnicity, and conducts pay equity analyses as part of our efforts in furtherance of this commitment.

Career Development
At Trupanion we are committed to helping everyone grow and thrive along with the company. We are proud to continually see approximately 15% of our team members transitioning to new roles within Trupanion each year. Team members have access to ongoing development designed to help them succeed in their roles today, develop skills for the future, and build a career at Trupanion.
A sampling of our development opportunities include:
•Trupanion Embark! – All team members participate in company orientation to learn about our history, culture, product, business model, and operations.
•Mentorship – Our TruMentor program creates connection across departments, so team members can learn from and support each other in their development.
•Professional skills – Our continuing education course catalogue includes a wide variety of topics related to our business, the animal health industry, and professional skills.
•Leadership Development – Our Leadership Unleashed program offers development for aspiring, new and experienced managers to drive ownership and growth for the future of our business.
Regulation
For further information, refer to the Regulation section included in Part II Item 7 of this report.
United States Regulations
U.S. federal law and the laws and regulations of each United States state, territory and possession apply to companies licensed to transact insurance business in these jurisdictions. Our primary insurance subsidiary and underwriter, American Pet Insurance Company (APIC), is domiciled in New York State and the New York Department of Financial Services (NY DFS) serves as its primary regulator. APIC is currently licensed to do business in all 50 states, Puerto Rico and the District of Columbia. As such, APIC is also subject to comprehensive regulation and supervision under laws and regulations of each U.S. state, territory, and possession.
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
In 2021, we established two new wholly-owned insurance subsidiaries, ZPIC Insurance Company (ZPIC) and QPIC Insurance Company (QPIC), domiciled in Missouri and Nebraska, respectively. ZPIC is currently licensed to do business in 41 states and the District of Colombia. QPIC is currently licensed to do business in 30 states and the District of Colombia. We have funded required statutory capital to these new subsidiaries, however, neither subsidiary has begun underwriting insurance policies as of December 31, 2023.
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

In August 2022, members of the National Association of Insurance Commissioners (NAIC) passed a pet insurance model act to establish appropriate regulatory standards for the pet insurance industry. It standardizes how insurers enforce waiting periods, certain policy conditions, and the sale of pet insurance in general. Since then, 7 states (DE, LA, ME, MS, NE, NH, and WA) have adopted the model act, some with slight variances, and 10 additional states (CA, DC, FL, MD, NY, NJ, OH, PA, RI, and VT) have draft legislation in progress for 2024. Trupanion is proactively engaged in the drafting and passage of the pet insurance law in these states through the North American Pet Health Insurance Association (NAPHIA).
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
Industry Regulations
The NAIC adopted risk-based capital requirements for life, health and property and casualty insurance companies. APIC is subject to these risk-based capital requirements that require us to maintain certain levels of surplus, specifically $137.6 million as of December 31, 2023, to support our overall business operations in consideration of our size and risk profile. If we fail to maintain the amount of risk-based capital required, we will be subject to additional regulatory oversight. To comply with these regulations, we may be required to maintain capital that we would otherwise invest in our growth and operations. Refer to Item 1A. “Risk Factors” for additional details of these requirements.
Further, NAIC developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or IRIS, to assist state regulators in monitoring the financial condition of U.S. insurance companies. As of December 31, 2023, APIC had one IRIS ratios outside the usual range relating to net premiums written to surplus. While a ratio outside the usual range is not considered a failing result, regulators may investigate or monitor an insurance company if its IRIS ratios fall outside the prescribed usual range. ZPIC and QPIC will be subject to similar regulations after they begin underwriting insurance policies.
Other Jurisdictions Regulations
In Canada, our insurance is written by an unaffiliated Canadian-licensed insurer, Omega General Insurance Company (Omega). Under the terms of our agreements with Omega, we retain any financial risk associated with our Canadian business. In October 2023, Omega was acquired by Accelerant. Omega’s Canadian insurance operations are supervised and regulated by Canadian federal, provincial and territorial governments and Omega is a fully licensed insurer in all of the Canadian provinces and territories in which we do business. In addition, we are required to fund a Canadian trust account in accordance with Canadian regulations. As of December 31, 2023, the account held CAD $15.7 million.
In 2022, we incorporated a new wholly-owned insurance subsidiary, GPIC Insurance Company (GPIC), domiciled in Canada. GPIC is currently licensed to do business in all provinces and territories in Canada except for Nunavut. We have funded required statutory capital to this new subsidiary; however, GPIC has not begun underwriting insurance policies as of December 31, 2023.
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
•Our ability to remediate the material weaknesses in internal control over financial reporting and maintain effective internal controls and security measures, including measures to mitigate cyber-attacks;
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
We have incurred significant cumulative net losses since our inception. We incurred net losses of $44.7 million in the years ended December 31, 2023 and 2022, and as of December 31, 2023, we had an accumulated deficit of $216.3 million. We have funded our operations through equity financings and borrowings under revolving lines of credit and term loans. Our ability to achieve and maintain profitability will depend, in significant part, on obtaining new members, retaining our existing members, maintaining relationships with our strategic partners, and ensuring that our expenses, including new pet acquisition expense, do not exceed our revenue. We expect to make significant expenditures and investments in new pet acquisition and product initiatives and these expenditures may not result in additional growth. Our growth in revenue and membership may not be sustainable or may decrease, and we may not generate sufficient revenue to consistently achieve profitability. Additionally, we budget for our expenses based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our estimates. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
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
•maintain positive relationships with and increase the number and efficiency of Territory Partners in all of our target markets;
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
We have made and plan to continue to make significant investments to grow our member base. We spent $77.4 million in new pet acquisition expense to acquire new members for the year ended December 31, 2023. Our average pet acquisition cost and the number of new pets we enroll depends on a number of factors and assumptions, including the effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our pet acquisition expenditures and the competitive environment. Our average pet acquisition cost has increased over time and has significantly varied in the past. In the future, our average pet acquisition cost may continue to rise or fall and vary significantly period to period based upon specific marketing initiatives. We also regularly test new member acquisition channels and marketing initiatives, including direct-to-consumer initiatives, which often are more expensive than our traditional veterinarian-focused marketing channels and generally increase our average acquisition costs.
In addition, we base our decisions regarding our new pet acquisition expenditures primarily on our internal rate of return generated on an average pet. This analysis depends substantially on estimates and assumptions based on our historical experience with pets enrolled in earlier periods, including our key operating metrics. If our estimates and assumptions regarding our internal rate of return and the lifetime value of the pets that we project to acquire and our related decisions regarding investments in new pet acquisition prove incorrect, or if our calculation of internal rate of return and lifetime value of the pets that we project to acquire differs significantly from that of pets acquired in prior periods, we may be unable to recover our new pet acquisition expenses or generate profits from our investment in acquiring new members. Moreover, if our new pet acquisition expenses increase or we invest in member acquisition channels that do not ultimately result in the expected number of new member enrollments or enrollments cancel before we recoup our acquisition expenses, the return on our investment may be lower than we anticipate irrespective of the lifetime value of the pets that we project to acquire as a result of the new members. If we cannot generate profits from this investment, we may need to alter our growth strategies, and our growth rate and operating results may be adversely affected. In addition, even if we decrease our average pet acquisition cost, our operating margins may differ from our expectations due to incorrect assumptions relating to existing members adding new pets or referring friends, expenses for member support, and other factors, some of which we do not control.
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
In addition, most states require licensure and regulatory approval prior to marketing new insurance products. Our practice has been to regularly reevaluate and adjust the price of our subscriptions, with a goal of achieving our targeted payout ratio, subject to the review and approval of applicable state regulators, who may reduce or disallow our pricing changes. Such review has in the past resulted (for instance, during the COVID-19 pandemic), and may in the future result, in delayed implementation of pricing changes, which could adversely affect our operating results and financial condition. In addition, we may be prevented by regulators from implementing significant pricing changes, requiring us to raise rates more often than we otherwise may desire. This could damage our reputation with our members and reduce our retention rates, which could significantly damage our brand, result in the loss of expected revenue and otherwise harm our business, operating results and financial condition.

If we are unable to grow our member base and maintain high member retention rates, our growth prospects and revenue will be adversely affected.
Our ability to grow our business depends on retaining and expanding our member base. For the year ended December 31, 2023, we generated 64.0% of our revenue from our subscription business segment. In order to increase our membership, we must continue to convince prospective members of the benefits of medical insurance for pets in general and our subscription in particular. To maintain our existing member base, we need to continue to reinforce the value of our subscription.
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
We seek to convert pet owners who visit our website and call our contact center into members. The rate at which we convert these visitors into members is a significant factor in the growth of our member base. A number of factors have influenced, and could in the future influence, the conversion rates for any given period, some of which are outside of our control. These factors include:
•the pricing and competitiveness of our subscription, including its perceived value, simplicity, and fairness;
•our ability to explain and educate consumers regarding the benefits and differences related to our products, including our offerings marketed by third parties, and any potential consumer confusion as we add more products;
•changes in consumer shopping behaviors due to circumstances outside of our control, such as increased inflation and other economic conditions, the COVID-19 pandemic and containment efforts, and consumers’ ability or willingness to pay for our product;
•legal or regulatory requirements, including those that make the experience on our website cumbersome or difficult to navigate or that hinder our ability to communicate with potential members quickly and in a way that is more conducive to conversion; and
•system failures or interruptions in our website or contact center.
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
We have historically experienced high average monthly retention rates. For example, our average monthly retention rate between 2010 and 2023 was 98.5%. We expect to continue to make significant expenditures relating to the retention of existing members.

If we do not retain our existing members or if our marketing initiatives do not result in enrolling more pets or result in enrolling pets that inherently have a lower retention rate, we may not be able to maintain our retention and new pet acquisition rates. Members we obtain through aggressive promotions or other channels that involve relatively less meaningful contact between us and the member are more likely to terminate their subscription. In the past, we have experienced reduced retention rates during periods of rapid member growth, as our retention rate generally has been lower during the first year of member enrollment. Members may choose to terminate their subscription for a variety of reasons, including, loss of a pet, increased subscription fees, perceived or actual lack of value, delays or other unsatisfactory experiences in how we review and process veterinary invoice payments, unsatisfactory member service, a change in the economic environment, a more attractive offer from a competitor, changes in our subscription or other reasons, including reasons that are outside of our control. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit cancellations, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.
We rely significantly on Territory Partners, veterinarians and other third parties, including strategic partners, to generate leads.
In order for us to implement our business strategy and grow our revenue, we must effectively maintain and increase the number and quality of our relationships with Territory Partners, veterinarians and veterinary affiliates, including veterinarian purchasing groups and associations, existing members, complementary online and other businesses, animal shelters, breeders and other referral sources, and continue to scale and improve our processes, programs and procedures that support them. Those processes, programs and procedures could become increasingly complex and difficult to manage as we grow.
Veterinary leads represent our largest member acquisition channel. We spend significant time and resources attracting qualified Territory Partners and providing them with current information about our business and they, in turn, communicate the benefits of medical insurance for pets to veterinarians. Our relationship with our Territory Partners may be terminated at any time (for instance, if they feel unsupported or undervalued by us), and, if terminated, we may not recoup the costs associated with educating them about our subscription products, and the relationships with veterinarians developed by that Territory Partner would be unsupported until such time a new Territory Partner is installed. Sometimes a single relationship may be used to cover multiple territories so that a terminated relationship with a Territory Partner could significantly affect our company. Further, if we experience an increase in the rate at which Territory Partner relationships are terminated, we may not develop or maintain relationships with veterinarians as quickly as we have in the past or need to in order to execute our business strategy and our growth and financial performance could be adversely affected.
Territory Partners are independent contractors and, as such, may pose additional risks to our business.
Territory Partners are independent contractors and, accordingly, we do not directly provide the same direction, motivation and oversight over Territory Partners as we otherwise could if Territory Partners were our own employees. Further, Territory Partners may themselves employ or engage others; we refer to these partners and their associates, collectively, as our Territory Partners. We do not control a Territory Partner’s employment or engagement of others, and it is possible that their actions or the actions of their employees and/or contractors could create threatened or actual legal proceedings against us. Moreover, applicable law might prevent or limit our ability to subject our Territory Partners to non-compete obligations. Similarly, Territory Partners may not require, or applicable law may not permit or may limit a Territory Partner’s ability to subject their employees or service providers to non-compete obligations.
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
We believe that Territory Partners are not and should not be classified as employees under existing interpretations of the applicable laws of the jurisdictions in which we operate. We do not pay or withhold any employment tax with respect to or on behalf of Territory Partners or extend any benefits to them that we generally extend to our employees, and we otherwise treat Territory Partners as independent contractors. Applicable authorities or Territory Partners may in the future challenge this classification. Further, the applicable laws or regulations, including tax laws or interpretations, may change. If it were determined that we had misclassified any of our Territory Partners, we may be subjected to penalties and/or be required to pay withholding taxes, extend employee benefits, provide compensation for unpaid overtime, or otherwise incur substantially greater expenses with respect to Territory Partners. In addition, the costs associated with defending, settling, or resolving pending and future lawsuits or regulatory proceedings (including demands for arbitration) relating to the independent contractor status of Territory Partners could be material to our business.
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
To compete effectively, we believe we will need to continue to invest significant resources in pet acquisition, improve our member service levels, enhance the online experience and functionalities of our website and in other technologies and infrastructure. Failure to compete effectively against our current or future competitors could result in loss of current or potential members, which could adversely affect our pricing, lower our revenue, prevent us from maintaining profitability and diminish our brand strength.
We depend in part on Internet search engines to attract potential new members to visit our website. If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, our new member growth could decline, and our business and operating results could be harmed.
We endeavor to drive significant traffic to our website from consumers who search for pet medical insurance through Internet search engines such as Google, Bing and Yahoo!. A critical factor in attracting consumers searching for pet medical insurance on the Internet to our website is whether we are prominently displayed in response to Internet searches relating to medical insurance for pets. Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine, which may change from time to time, and paid search advertisements often receive the most prominent listing. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our websites would decline and we may not be able to replace this traffic, which in turn would harm our business, operating results and financial condition. If we decide to attempt to replace this traffic, we may be required to increase our pet acquisition expenditures, including by utilizing paid search advertising. Certain of our competitors have spent additional funds to promote their products in search results over us. If we decide to respond by purchasing search advertising, our pet acquisition costs would increase which may harm our business, operating results and financial condition.
Our actual veterinary invoice expense may exceed our current reserve established for veterinary invoices and may adversely affect our operating results and financial condition.
We maintain a recorded reserve for veterinary invoices that is based on our best estimates of the amount of veterinary invoices we expect to pay, inclusive of an estimate for veterinary invoices we have not yet received, after considering internal factors, including data from our proprietary data analytics platform, experience with similar cases, actual veterinary invoices paid, historical trends involving veterinary invoice payment patterns, patterns of receipt of veterinary invoices, seasonality, pending levels of unpaid veterinary invoices, veterinary invoice processing programs and contractual terms. We may also consider external factors, including changes in the law, court decisions, changes to regulatory requirements and economic conditions, including the current inflationary environment. Because reserves are estimates of veterinary invoices that have been incurred but are not yet submitted to us, setting appropriate reserves is an inherently uncertain and complex process that involves significant subjective judgment. Further, in the United States, we do not transfer or cede our risk as an insurer and, therefore, we maintain more risk than we would if we purchased reinsurance.

Rising costs of veterinary care and the increasing availability and usage of more expensive, technologically advanced medical treatments may increase the amount of veterinary invoices we receive, especially in the current inflationary environment. Similarly, industry trends may emerge that are difficult to identify or to predict their impact on us, such as consolidated ownership of veterinary hospitals that increase prices more rapidly than we estimate.
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
Our patented proprietary software is designed to integrate directly with most practice management software systems used by veterinary hospitals and allow us to receive and pay veterinary invoices directly to the hospital. We believe that it is critical to our long-term success to improve the member experience so we encourage veterinary hospitals to install and use our software. We have found that installation and use of our patented software by a veterinary hospital could increase the number of invoices we receive from that hospital. As more veterinary hospitals install our patented software, we expect the number or amount of veterinary invoices to increase and result in an increase in our cost of revenue, which may have a material adverse effect on our financial condition.
Our use of capital may be constrained by minimum capital requirements or contractual obligations.
Our insurance subsidiaries are required to maintain minimum levels of surplus capital to support our overall business operations in consideration of our size and risk profile. We have in the past and may in the future fail to maintain the amount of risk-based capital required to avoid potentially costly additional regulatory oversight. We are also subject to a contractual obligation related to our reinsurance agreement with Omega, who currently writes our policies in Canada. Under this agreement, we are required to fund a Canadian trust account in accordance with Canadian regulations.
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

State legislatures and insurance regulators have shown interest in insurance companies' use of external data and artificial intelligence in insurance practices, including underwriting, marketing and claims practices. The National Association of Insurance Commissioners ("NAIC") adopted Artificial Intelligence Principles in August 2020. In addition, a number of states have had legislative or regulatory initiatives relating to the use of external data and artificial intelligence in the insurance industry, such as bulletins issued by the California and Connecticut Departments of Insurance advising insurers of their obligations related to unfair discrimination when using data and artificial intelligence. There is also increasing focus on regulating the use of artificial intelligence and machine learning in Europe such as the proposal by the European Commission for regulation on artificial intelligence using a comprehensive risk-based governance framework. Increased focus on regulation in the United States and foreign jurisdictions could subject us to legal or regulatory liability that has a material and adverse effect on our business, results of operations and financial condition.
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

We identified material weaknesses in our internal controls which, if not remediated appropriately or timely, could result in an inability to effectively and timely complete our financial statements, which may result in a loss of investor confidence and an adverse impact to our stock price.
Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting, which must be attested to by our independent registered public accounting firm. Maintaining adequate internal control over financial reporting is critical to effective and timely completion of our financial statements. We have reported material weaknesses in internal control in Part II, Item 9A. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2023. We are currently implementing certain remedial measures and assessing others intended to remediate the material weaknesses, but our efforts may not be successful. These measures will result in additional expenses associated with technology, finance personnel, training and other costs. If we are unable to remediate the material weaknesses within a reasonable time or at all, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial or other information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
We may in the future identify other material weaknesses and significant deficiencies in our internal control over financial reporting, in addition to those identified as of December 31, 2023, which may result in our not detecting errors on a timely basis and our financial statements being materially misstated. If we or our independent registered public accounting firm identify future material weaknesses in our internal control over financial reporting, we are unable to comply with the requirements of Section 404 in a timely manner, we are unable to assert that our internal control over financial reporting is effective or our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
Our business depends on our ability to maintain and scale the infrastructure necessary to operate our technology platform and could be adversely affected by a system failure, security breach, loss of data or cyberattack.
Our business depends on our ability to maintain and scale the infrastructure necessary to operate our technology platform, which includes our analytics and pricing engine, systems for managing veterinary invoice payments, customer relationship management system, billing system, contact center phone system and website. We use these technology frameworks to price our subscriptions, enroll members, engage with current members and pay veterinary invoices. Our members research and purchase subscriptions through our website and contact center, and for those veterinary hospitals who have installed our patented proprietary software, we receive and pay veterinary invoices directly to the hospitals through our patented software. Our reputation and ability to acquire, retain and serve our members and support our partners depends on the reliable performance of our technology platform and the underlying network systems and infrastructure, and on providing best-in-class member service, including through our contact center and website. As our member base continues to grow, the amount of information collected and stored on the systems and infrastructure supporting our technology platform will continue to grow, and we expect to require an increasing amount of network capacity, computing power and information technology personnel to develop and maintain our technology platform and service our departments involved in member interaction.
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
Computer viruses, hackers, employee misconduct, and other external hazards could expose our technology platform to security breaches, cyber-attacks or other disruptions. While we have implemented security measures designed to protect against breaches of security and other interference with our systems and networks, our systems and networks may be subject to breaches or interference and we, and our third-party service providers, will likely continue to experience cybersecurity incidents of varying degrees. Any such event may result in operational disruptions as well as unauthorized access to, the disclosure of, or loss of our proprietary information or our customers’ data and information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors, or other damage to our business. In addition, the trend toward general public notification of such incidents could exacerbate the harm to our business, financial condition and results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
Third parties to whom we outsource certain of our functions are also subject to these risks. While we review and assess our third-party providers’ cybersecurity controls, as appropriate, and make changes to our business processes to manage these risks, we cannot ensure that our attempts to keep such information confidential will always be successful. Moreover, our use of third-party services (e.g. cloud technology and software as a service) can make it more difficult to identify and respond to cyberattacks in any of the above situations due to the dynamic nature of these technologies.
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
We have historically experienced, and may in the future experience, fluctuations in our revenue, expenses and operating results. Our operating results may fluctuate in the future as a result of a number of factors, many of which are beyond our control. These fluctuations may make comparing our operating results on a period-to-period basis less meaningful and make our future results difficult to predict. You should not rely on our past results as an indication of our future performance. In addition, if revenue levels do not meet our expectations, our operating results and ability to execute on our business plan are likely to be harmed.

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
Our business may be affected by changes in the economic environment. Members may reduce or eliminate their spending during an economic downturn, resulting in an increase in subscription cancellations and a reduction in the number of new member enrollments. We may experience a material increase in cancellations or a material reduction in our member retention rate in the future, especially in the event of a prolonged recessionary period or a downturn in economic conditions. Conversely, consumers may have more income to pay veterinary costs out-of-pocket and less desire to purchase our subscription during a period of economic growth. In addition, media prices and other costs may change with changes in the economic environment, which could increase our new pet acquisition expenses. As a result, our business, operating results and financial condition may be significantly affected by changes in the economic environment.
We depend on key personnel to operate our business and, if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.
Our success depends to a significant extent on the continued services of our current management team, such as Margi Tooth, our President, and Darryl Rawlings, our founder, Chief Executive Officer and Chairperson of the Board. The loss of key executives or employees within a short time frame could have a material adverse effect on our business. We employ all of our employees, including executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject to severance payment obligations. In order to retain valuable employees, in addition to salary and cash incentives, we have provided stock options and restricted stock that vest over time. While we may in the future grant equity awards tied to company performance, if we do not achieve certain financial goals, we will not grant equity awards and this may affect our ability to retain employees. The value to employees of stock options and restricted stock that vest over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to maintain their retention benefit or counteract offers from other companies. We would be adversely affected if we fail to adequately plan for the succession of our senior management and other key employees. Additionally, if we were to lose a large percentage of our current employees in a relatively short time period, or our employees were to engage in a work stoppage or unionize, we may be unable to hire and train new employees quickly enough to prevent disruptions in our operations, which may result in the loss of members, Territory Partners and/or referral sources.
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
Our growth strategy includes developing and maintaining strategic relationships with various third parties. For example, in October 2020, we entered into a Strategic Alliance Agreement and certain related agreements with Aflac Incorporated (Aflac). We generally pursue strategic relationships with industry leaders that may offer us expanded access to segments of the pet owner market. For these efforts to be successful, we must negotiate and enter into agreements with these third parties on terms that are attractive to us, and then successfully implement the arrangement, which requires integrating and coordinating their resources and capabilities with our own, which may present challenges relating to technology integration, marketing, regulatory matters, customer support, and other operational matters. These relationships may require several years to implement, may face delays or terminations, and may not be successfully implemented at all. We may be unsuccessful in entering into agreements with acceptable third parties, negotiating favorable terms in these agreements, or achieving the anticipated results over our desired time horizon. In addition, some of our historical strategic relationships have required us to agree to exclusivity, and or other terms that may limit our ability to pursue opportunities we might otherwise pursue. In connection with our strategic relationships, we have in the past and may in the future provide equity consideration, impose contractual holding periods for such securities, impose standstill obligations or include other requirements that terminate in the event the strategic relationship ceases, which may have an adverse effect on our stock price and otherwise cause our business to suffer.
Strategic relationships also involve various risks, depending on their structure, including the following:
•our strategic partners may not be successful;
•we may be unable to convert leads from our strategic referral partners into enrolled pets;
•our strategic partners could terminate their relationships with us;
•our strategic partners may acquire or form alliances with our competitors, thereby reducing or eliminating their business with us;
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
Our other business segment includes revenues and expenses related to underwriting policies on behalf of third parties that do not carry reference to the Trupanion brand. The contractual relationships with these third parties may be terminated by either party or the third party may choose to begin a relationship with a different underwriter. Any termination of these relationships could result in a reduction in our revenue. For the year ended December 31, 2023, premiums from policies sourced by general agents accounted for 34% of our total revenue, and one general agent sourced members whose premiums accounted for over 10% of our total revenue. Further, in administering or marketing a product to consumers, if an unaffiliated third party makes an operating decision that adversely affects its business or brand, our business or brand could also be adversely impacted. We expect to roll off a portion of our other business starting in 2025 subject to certain limitations in order to allow us to utilize capital for other purposes, but we do not control the timing or extent of this roll off and, accordingly, it may not proceed as we expect, which could cause our results to fluctuate or have other unexpected impacts on our business.
Changes to this business may be volatile due to the nature of the relationships. Further, this business historically has had, and we expect it to continue to have, significantly lower margins than our core business. As a result of this business, we are subject to additional regulatory requirements and scrutiny, which increase our costs and risks, and may have an adverse effect on our operations. Further, administration of this business and any similar business in the future may divert our time and attention away from our core business, which could adversely affect our operating results in the aggregate.

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
We are expanding our operations internationally and expect to continue exploring opportunities outside of North America. For instance, we have entered the Australian market in 2019 through a joint venture. In August 2022 we purchased Smart Paws, a managing general agent for pet insurance with operations based in Germany and Switzerland, and in November 2022 we acquired PetExpert, a managing general agent for pet insurance with operations based in the Czech Republic and Slovakia. We have limited history of marketing, selling, administering and supporting our subscription product for consumers outside of the North America. In general, international sales and operations may be subject to a number of risks, including the following:
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
In addition to the United States, we offer products in Canada, several European countries, and Australia, and we are pursuing operations in several other jurisdictions. These activities expose us to the risk of changes in currency exchange rates. For the year ended December 31, 2023, approximately 15% of our total revenue was generated in Canada. While we have not experienced material exposure to exchange rates in Australia or Europe, that may not continue. Fluctuations in the relative strength of the US dollar compared to the currencies of other jurisdictions in which we operate has in the past and could in the future adversely affect our revenue and operating results. Moreover, in the future, we may expand the number of countries in which we offer products and operate and this could increase our exposure to currency exchange rate fluctuations.
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
•Even if we are successful in forming or acquiring a new insurance subsidiary we may not achieve the anticipated benefits. We may incur additional costs if we decide to sell or dissolve any such subsidiary.
•Each insurance entity will likely require a significant initial minimum capital contribution. It may take a longer period of time to achieve efficiency on these contributions, if ever.
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
We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, including the Payment Card Industry Data Security Standard (PCI DSS), a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. We are currently compliant with PCI DSS in North America but our compliance efforts are ongoing with respect to acquired businesses. We may not be fully or materially compliant with PCI DSS, or other payment card operating rules in the future. Any failure to comply with the PCI DSS in the future may violate payment card association operating rules, federal and state laws and regulations, and the terms of our contracts with payment processors and merchant banks. Such failure to comply may subject us to fines, penalties, damages and civil liability, and may result in the loss of our ability to accept credit and debit card payments. In addition, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

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
Environmental, social, and governance (ESG) issues may result in reputational harm and liability.
Companies across all industries are experiencing increased scrutiny and litigation related to their ESG practices, positions, and reporting. Investors, customers, regulators, employees, and other stakeholders have focused increasingly on ESG issues, including, among other things, climate change and greenhouse gas emissions, human and civil rights, and diversity, equity, and inclusion matters. Expectations surrounding appropriate corporate behavior in these areas are continually evolving and often reflect opposing viewpoints. Positions we may take (or choose not to take) on ESG issues may be unpopular with some of our current or potential employees, partners, or customers, which may in the future impact our ability to attract or retain employees, partners, or customers. Further, actions taken by our customers or partners, including through the use or misuse of our products, may result in reputational harm or possible liability to us.
Our disclosures on ESG matters, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our ESG initiatives and information, and our commitment to the recruitment, engagement, and retention of a diverse board and workforce. In addition, California recently adopted two new climate-related bills, which require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports, and compliance with such requirements could require significant effort and resources. The SEC has also proposed disclosure requirements regarding, among other ESG topics, the impact our business has on the environment. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress or manage the dynamic public sentiment and legal landscape in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.
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
From time to time, we have been, and in the future may become, subject to litigation, claims and regulatory proceedings and inquiries, including market conduct examinations and investigations by state insurance regulatory agencies and threatened or filed lawsuits by, among others, government agencies, employees, competitors, shareholders, current or former members, or business partners.
We cannot predict the outcome of these actions or proceedings, and the cost of defending such actions or proceedings could be material. Further, defending such actions or proceedings could divert our management and key personnel from our business operations. If we are found liable in any action or proceeding, we may have to pay substantial damages or fines, which may have a material adverse effect on our business, operating results, financial condition and prospects. More critically, an adverse result from a proceeding could require us to change the way we conduct our business, including our marketing and sales practices, and such a result may have a greater adverse effect on our business than monetary damages or fines. There may also be negative publicity associated with litigation or regulatory proceedings that could harm our reputation or decrease acceptance of our services. These claims may be costly to defend and may result in assessment of damages, adverse tax consequences and harm to our reputation.
Our current and future indebtedness could limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy any of our debt service obligations.
In March 2022, we entered into a credit agreement with Piper Sandler Finance, LLC, as administrative agent, that provides us with up to $150.0 million of credit (the Credit Facility). As of December 31, 2023, we issued term loans totaling $135.0 million under the Credit Facility. Substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could have adverse consequences, including the following:
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
Our Credit Facility contains various restrictive covenants, including limitations on our ability to incur other indebtedness or liens, make investments, and merge with or acquire other entities. Our Credit Facility also contains certain financial covenants, including minimum revenue and liquidity thresholds. Our ability to meet these restrictive covenants can be affected by events beyond our control. We are also obligated to pay interest under the Credit Facility at a floating base rate plus an applicable margin, which rate will increase based on prevailing rates. Our Credit Facility provides that our breach or failure to satisfy various covenants and obligations constitutes an event of default. Upon the occurrence of an event of default, our lenders could elect to declare any future amounts outstanding under our Credit Facility to be immediately due and payable. The Credit Facility is secured by substantially all of our assets and those of our subsidiaries. If we are unable to repay those amounts, our financial condition could be adversely affected.
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
As of December 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $271.6 million that will begin to expire in 2026. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Pursuant to Sections 382 and 383 of the Code, annual use of our net operating loss carryforwards and credit carryforwards may be limited by previous and future ownership changes.

Risks Related to Compliance with Laws and Regulations
Our business is heavily regulated, and if we fail to comply with the numerous applicable laws and regulations our business and operating results could be harmed.
The sale of medical insurance for cats and dogs is heavily regulated. In the United States, insurance is regulated by each state in which we operate, and it is challenging to comply with the requirements of each of these jurisdictions along with the different Canadian federal provincial, and territorial requirements. As we expand internationally, compliance with insurance-related laws, rules and regulations becomes even more difficult and imposes significant costs on our business. Each applicable regulator has broad supervisory power over all insurance-related operations, which can include granting and revoking licenses to transact insurance business, and imposing fines and other penalties.
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
In addition, we have received, and may in the future receive, inquiries from regulators regarding our marketing and business practices. These inquires may include investigations regarding a number of our business practices, including the manner in which we market and sell products, the manner in which we write policies for any unaffiliated general agent, and whether any amounts we pay to hospitals or hospital groups (e.g., for electronic claims processing) is appropriate. Any modification of our marketing or business practices in response to regulatory inquiries could harm our business, operating results or financial condition and lead to reputational harm.
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

Insurance regulations generally require that each individual who sells, solicits or negotiates insurance on our behalf must maintain a valid license in the jurisdiction in which the activity occurs. Regulations also generally prohibit paying an insurance commission to an unlicensed person or entity. Regulations may also require certain individuals who process claims to be licensed. These requirements are subject to a variety of interpretations between jurisdictions. We may not interpret and apply the requirements in the same manner as all applicable regulators, and, even if we have, the requirements or regulatory interpretations of those requirements may change. Regulators have in the past and/or may in the future determine that certain of our personnel or third parties were performing licensable activities without the required license. If such persons were not in fact licensed in any such jurisdiction, we could become subject to conviction for an offense or the imposition of an administrative penalty, and liable for significant penalties. Regulators may also deem payments we make to an unlicensed entity or person to be improper. We would also likely be required to modify our business practices and/or pet acquisition programs, or license the affected individuals, which may be impractical or costly and time-consuming to implement. Any modification of our business or marketing practices in response to regulatory licensing requirements could harm our business, operating results or financial condition.
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
Many laws governing general commerce on the Internet remain unsettled and it may take years to fully determine whether and how existing laws such as those governing insurance, intellectual property, privacy and taxation apply to the Internet. In addition, the growth and development of the market for electronic commerce and Internet-related advertisements and transactions may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business and selling subscriptions over the Internet. Any new laws or regulations or new interpretations of existing laws or regulations relating to the Internet could harm our business and we could be forced to incur substantial costs in order to comply with them, which would harm our business, operating results and financial condition.

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and also to comply with many complex requirements and standards. We devote substantial resources to compliance with accounting requirements and we base our estimates on our best judgment, historical experience, information derived from third parties, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. However, various factors are causing our accounting to become complex, such as our investments in strategic opportunities and our expansion into foreign markets. The ongoing evolution of our business, international expansion, and entry into complementary businesses, such as pet food, may compound these complexities. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors or guidance we may have provided, resulting in a decline in our stock price and potential legal claims. Significant judgments, assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, reserve for veterinary invoices, business combinations, and income taxes.

Risks Related to Ownership of Our Common Stock
Our actual operating results may differ significantly from our guidance.
From time to time we have released, and may continue to release, guidance in quarterly earnings conference call, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections. In addition, from time to time we have provided, and may continue to provide, information regarding how we think about the drivers of and our method of calculating our intrinsic value, including related statements regarding discounted cash flows and underlying assumptions (such as pet enrollment, revenue per pet, lifetime values of a pet, pet acquisition costs, and other costs and expenses).

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
Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. Acquisitions, strategic investments, partnerships, or alliances could also result in dilutive issuances of equity securities. In addition, we may issue options, restricted stock units, or other stock-based awards to those providing services to us, and to the extent outstanding or future options are exercised or restricted stock units or other stock-based awards are settled for shares of our common stock, there will be further dilution. These equity incentives are generally granted under our 2014 Equity Incentive Plan, which provides for automatic annual increases in the number of shares or our common stock available for issuance under the plan equal to 4% of our issued and outstanding shares of common stock, or any lesser number determined by our board of directors. Our board of directors most recently approved a 4% increase in 2022. The amount of dilution could be substantial depending upon the size of our future issuances of securities or exercises or settlement of stock-based awards. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock, such as pursuant to the “blank check” preferred stock contained in our certificate of incorporation. As a result, purchasers of our common stock bear the risk that future issuances of debt or equity securities may reduce the value of and dilute their ownership interest.
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
•publications and public statements by financial analysts and other finance industry professionals and activists;
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
•permit the CEO to also serve as the chair of the board of directors;
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
We have an Employee Severance and Change in Control Plan that applies to each employee of our company. This plan provides certain benefits to our employees in the event there is a change in control of our company and an employee is terminated under certain conditions. Potential acquirers may determine that the possible payments and acceleration of equity under this plan make an acquisition of our company unattractive.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
As part of its oversight of our company, our board of directors is involved in overseeing our risk management program. Cybersecurity is an important component of overall enterprise risk management (“ERM”). Our cybersecurity processes are fully integrated into our ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and industry standards and regulations, including the NYDFS Cybersecurity Regulation and PCI DSS. We address cybersecurity risks through an approach that focuses on preserving the confidentiality, integrity, and availability of our assets, including the information we collect and store, by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents as they occur.
Risk Management and Strategy
Our cybersecurity risk management program focuses on the following key areas:
•Technical Safeguards. We utilize technical safeguards that are designed to protect our assets from cybersecurity threats. These safeguards include firewalls, intrusion prevention and detection systems, Managed Detection and Response, antimalware and access controls solutions, which we evaluate and improve through security assessments and threat intelligence.
•Incident Response and Recovery Planning. We have established and maintained incident response and recovery plans that address how we respond to cybersecurity incidents, and we test and evaluate these plans on a regular basis.
•Third-Party Risk Management. We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including software and services vendors, Territory Partners and other external users of our systems and those of third parties that could adversely impact our business in the event of a cybersecurity incident.
•Education. We provide regular, mandatory training for all team members regarding general security concepts, cybersecurity, and physical threats. The training is designed to equip team members to identify and properly respond to a variety of cybersecurity threats and risks, as well as to communicate our processes.
•Governance. We maintain a management Risk Committee that assists with our ERM function. We also utilize a virtual Chief Information Security Officer (“vCISO”) and other members of senior management and our IT team to support our risk management program. Our board of directors receives regular reports regarding our ERM function to support its oversight responsibilities, and we ensure our business units receive appropriate updates that may impact operations.
•Collaboration. Our processes are designed to identify, prevent, and mitigate cybersecurity threats and incidents and provide for prompt escalation when appropriate. This approach is cross-functional, drawing on the skills and experiences of our diverse team, and it is designed to allow management to make timely decisions regarding public disclosure and business matters.
We periodically assess and test our cybersecurity processes. These efforts include a wide range of activities, such as audits, assessments, tabletop exercises, threat modeling and vulnerability testing focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage independent third parties to assess our cybersecurity measures, including audits and reviews of our information security control environment and operating effectiveness. The results of such assessments are reported to management's Risk Committee and to our board of directors. We adjust our cybersecurity documentation, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.
Governance
Our board of directors, in coordination with our internal Risk Committee, oversees our ERM function, including the management of risks arising from cybersecurity threats. Our board of directors receives regular updates on cybersecurity matters from management's Risk Committee and from the Information Security Committee, which is comprised of Information Technology and Security leadership and oversees operational aspects of our cybersecurity program. Those updates to our board of directors address a wide range of topics that may include information on recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, and information security considerations with respect to our partners and third parties. Our board of directors and management's Risk Committee also receive prompt information regarding any cybersecurity incident that meets established reporting thresholds and ongoing updates on any such incident until it has been addressed. Our Information Security Committee and vCISO annually report on the status of our cybersecurity program and meet with our board of directors to discuss our approach to cybersecurity and risk management.

Our Information Security Committee and vCISO, in coordination with management's Risk Committee, work collaboratively to implement a program designed to protect our assets from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity risk management program, we deploy multidisciplinary teams to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, our Information Security Committee monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in real-time and report such threats and incidents to management's Risk Committee when appropriate.
Our vCISO has served in various information technology, security, and privacy roles for over 25 years, including as the Chief Information Security Officer for several large public companies. Our vCISO holds undergraduate and graduate degrees in business administration and law, including specialties in information systems management and legal risk and compliance. Additionally, he has attained professional certifications in information security, auditing and assessment, and threat intelligence.
Cybersecurity threats, including those related to previous cybersecurity incidents, have not materially affected and are not reasonably likely to affect us, our business strategy, operations, or financial condition.
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
Pursuant to a marketing agreement between us and a strategic distributor, we agreed to issue shares of our common stock to the distributor as partial consideration for sales made through the distributor’s marketing channels of white-label pet insurance and wellness products that we create and administer under the agreement. The number of shares we issue is determined quarterly, based on a percentage of revenue from such product sales divided by the volume weighted average price per share for the preceding quarter or, if lower, for the three months ended December 5, 2021. The shares we issue are subject to various restrictions, including a minimum holding period of two years and customary transfer restrictions for shares acquired in a private placement. During the quarter ended December 31, 2023, we issued 2,000 shares of our common stock to the distributor in respect of product sales that occurred in the quarter ended September 30, 2023. We offered and sold these shares in reliance upon the exemption from the registration set forth under Section 4(a)(2) of the Securities Act, and the regulations promulgated thereunder relating to sales by an issuer not involving any public offering, and in reliance on similar exemptions under applicable state laws.
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
Holders of Record
As of February 19, 2024, there were 29 registered stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.
Securities Authorized for Issuance under Equity Compensation Plans
The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2024. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.
This chart compares the stockholder return on an investment of $100 over the five years from December 31, 2018 through December 31, 2023 for (1) our common stock, (2) the S&P Small Cap 600 Index, (3) the NASDAQ-100 Technology Sector Index, and (4) the Russell 2000 Index. All values assume the reinvestment of any dividends; however, no dividends have been declared on our common stock to date. The stockholder return on the following graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return
Among Trupanion, S&P Small Cap 600 Index, NASDAQ-100 Technology Sector Index, and Russell 2000 Index
Index Value
550
500
450
400
350
300
250
200
150
100
50
Base Period
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Period Ending
Trupanion Inc.
S&P Small Cap 600 Index
NASDAQ-100 Technology Sector Index
Russell 2000 Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Trupanion Inc.	$100.00	$146.22	$476.17	$525.18	$189.06	$121.36
S&P Small Cap 600 Index	$100.00	$120.86	$132.43	$165.89	$137.00	$156.02
NASDAQ-100 Technology Sector Index	$100.00	$147.71	$204.70	$259.92	$156.13	$260.26
Russell 2000 Index	$100.00	$124.38	$147.61	$167.82	$131.64	$151.51

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.
This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Overview
We provide medical insurance for cats and dogs in the United States, Canada, Continental Europe, and Australia. Through our data-driven, vertically-integrated approach, we develop and offer high value medical insurance products, priced specifically for each pet’s unique characteristics and coverage level. Our growing and loyal membership base provides us with highly predictable and recurring revenue.
We operate in two business segments: subscription business and other business. We generate revenue in our subscription business segment primarily by subscription fees from direct-to-consumer products. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our new pet acquisition expense and acquiring as many pets as possible at our targeted average estimated internal rate of return. Within our subscription business, we also provide "Powered by Trupanion" pet insurance product offerings marketed by third parties, and, in Canada, low and medium ARPU products marketed under the brand names Furkin and PHI Direct. We provide a full suite of services and support for these products and they are designed to align with the target margin profile of our subscription business segment. Within our subscription business segment we also offer products in Continental Europe, which are currently underwritten using third-party underwriters.
Our other business segment is comprised of revenue from other product offerings, with third parties with whom we generally have a business-to-business relationship. This business segment has a different margin profile than our subscription segment and includes revenue from writing policies on behalf of third parties and revenue from other products and insurance software solutions. This segment of our business is not part of our core business strategy and generally has a lower margin. Over time it is reasonable to expect changes to this segment which may impact the revenue contribution due to a partner or partners rolling off to new underwriters.
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

Key Operating Metrics
The following tables set forth total pets enrolled and key operating metrics for our subscription business for the years ended December 31, 2023, 2022 and 2021, and for each of the last eight fiscal quarters.

	Year Ended December 31,
	2023	2022	2021
Total Business:
Total pets enrolled (at period end)	1,714,473	1,537,573	1,176,778
Subscription Business:
Total subscription pets enrolled (at period end)	991,426	869,862	704,333
Monthly average revenue per pet	$65.26	$63.82	$63.56
Lifetime value of a pet, including fixed expenses	$419	$641	$717
Average pet acquisition cost (PAC)	$228	$289	$287
Average monthly retention	98.49%	98.69%	98.74%

	Three Months Ended
	Dec. 31, 2023	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022
Total Business:
Total pets enrolled (at period end)	1,714,473	1,712,177	1,679,659	1,616,865	1,537,573	1,439,605	1,348,145	1,267,253
Subscription Business:
Total subscription pets enrolled (at period end)	991,426	969,322	943,958	906,369	869,862	808,077	770,318	736,691
Monthly average revenue per pet	$67.07	$65.82	$64.41	$63.58	$63.11	$63.80	$64.26	$64.21
Lifetime value of a pet, including fixed expenses	$419	$428	$470	$541	$641	$673	$713	$730
Average pet acquisition cost (PAC)	$217	$212	$236	$247	$283	$268	$309	$301
Average monthly retention	98.49%	98.55%	98.61%	98.65%	98.69%	98.71%	98.74%	98.75%
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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of December 31, 2023 is an average of each month’s retention from January 1, 2023 through December 31, 2023. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP financial measures, when taken collectively, may be helpful to investors in providing consistency and comparability with past financial performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for, the directly comparable financial measures prepared in accordance with GAAP.
We calculate these non-GAAP financial measures by excluding certain non-cash or non-recurring expenses. We exclude non-recurring transactions and restructuring expenses as they are not indicative of our operating performance. We exclude stock-based compensation as it is non-cash in nature. Although stock-based compensation expenses are expected to remain recurring expenses for the foreseeable future, we believe excluding them allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies. We define non-GAAP development expenses as operating expenses incurred to develop new products and offerings that are pre-revenue. We define non-GAAP fixed expenses as the total of technology and development expense and general and administrative expense, less stock-based compensation expense, non-recurring transaction and restructuring expense, and development expenses related to exploring and developing new products and offerings that generally are in the pre-revenue stage or not at scale.

The following tables present the reconciliation of our non-GAAP financial measures from corresponding GAAP measures for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Veterinary invoice expense	$831,055	$649,737	$486,062
Less:
Stock-based compensation expense(1)	(3,450)	(4,054)	(4,538)
Other business cost of paying veterinary invoices	(287,858)	(212,857)	(129,614)
Subscription cost of paying veterinary invoices (non-GAAP)	$539,747	$432,826	$351,910
% of subscription revenue	75.7%	72.5%	71.1%

Other cost of revenue	$146,534	$133,257	$108,583
Less:
Stock-based compensation expense(1)	(1,544)	(2,232)	(2,610)
Other business variable expenses	(75,756)	(72,453)	(57,367)
Subscription variable expenses (non-GAAP)	$69,234	$58,572	$48,606
% of subscription revenue	9.7%	9.8%	9.8%

Technology and development expense	$21,403	$25,133	$16,866
General and administrative expense	60,207	39,379	31,893
Less:
Stock-based compensation expense(1)	(19,869)	(17,135)	(11,918)
Non-recurring transaction or restructuring expenses (2)	(4,175)	(372)	(82)
Development expenses(3)	(5,100)	(7,789)	(3,719)
Fixed expenses (non-GAAP)	$52,466	$39,216	$33,040
% of total revenue	4.7%	4.3%	4.7%

New pet acquisition expense	$77,372	$89,500	$78,647
Less:
Stock-based compensation expense(1)	(7,000)	(9,116)	(9,160)
Other business pet acquisition expense	(200)	(541)	(499)
Subscription acquisition cost (non-GAAP)	$70,172	$79,843	$68,988
% of subscription revenue	9.8%	13.3%	13.9%

(1)Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $1.3 million for the year ended December 31, 2023.

(2)Consists of business acquisition transaction expenses, severance and legal costs due to certain executive departures, and a $3.8 million non-recurring settlement of accounts receivable in the first quarter of 2023 related to uncollected premiums in connection with the transition of underwriting a third-party business to other insurers.

(3)As we enter the next phase of our growth, we expect to invest in initiatives that are pre-revenue, including adding new products and international expansion. These development expenses are costs related to product exploration and development that are pre-revenue and historically have been insignificant.

	Three Months Ended
	Dec. 31, 2023	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022
Veterinary invoice expense	$217,739	$212,441	$206,738	$194,137	$176,083	$171,112	$157,616	$144,926
Less:
Stock-based compensation expense(1)	(885)	(870)	(856)	(839)	(899)	(960)	(1,022)	(1,173)
Other business cost of paying veterinary invoices	(77,572)	(72,694)	(72,443)	(65,149)	(59,946)	(58,197)	(50,378)	(44,336)
Subscription cost of paying veterinary invoices (non-GAAP)	$139,282	$138,877	$133,439	$128,149	$115,238	$111,955	$106,216	$99,417
% of subscription revenue	72.7%	75.9%	77.0%	77.6%	72.7%	73.5%	72.8%	71.1%

Other cost of revenue	$38,054	$38,179	$34,455	$35,846	$36,277	$32,589	$33,212	$31,179
Less:
Stock-based compensation expense(1)	(386)	(282)	(428)	(448)	(414)	(433)	(754)	(631)
Other business variable expenses	(19,301)	(20,482)	(17,230)	(18,743)	(20,591)	(17,346)	(18,010)	(16,506)
Subscription variable expenses (non-GAAP)	$18,367	$17,415	$16,797	$16,655	$15,272	$14,810	$14,448	$14,042
% of subscription revenue	9.6%	9.5%	9.7%	10.1%	9.6%	9.7%	9.9%	10.0%

Technology and development expense	$5,969	$5,302	$5,232	$4,900	$6,955	$6,553	$6,396	$5,229
General and administrative expense	13,390	12,664	13,136	21,017	10,472	10,314	9,227	9,366
Less:
Stock-based compensation expense(1)	(3,797)	(3,754)	(3,497)	(8,821)	(5,019)	(4,805)	(4,085)	(3,226)
Non-recurring transaction or restructuring expenses (2)	—	(8)	(65)	(4,102)	(193)	(179)	—	—
Development expenses(3)	(1,683)	(1,594)	(925)	(898)	(2,084)	(2,435)	(2,012)	(1,258)
Fixed expenses (non-GAAP)	$13,879	$12,610	$13,881	$12,096	$10,131	$9,448	$9,526	$10,111
% of total revenue	4.7%	4.4%	5.1%	4.7%	4.1%	4.0%	4.3%	4.9%

New pet acquisition expense	$17,189	$17,772	$20,769	$21,642	$22,457	$22,434	$22,982	$21,627
Less:
Stock-based compensation expense(1)	(1,567)	(1,679)	(1,722)	(2,032)	(2,079)	(2,108)	(2,601)	(2,328)
Other business pet acquisition expense	(77)	(10)	(62)	(51)	(65)	(181)	(186)	(109)
Subscription acquisition cost (non-GAAP)	$15,545	$16,083	$18,985	$19,559	$20,313	$20,145	$20,195	$19,190
% of subscription revenue	8.1%	8.8%	11.0%	11.8%	12.5%	13.2%	13.9%	13.7%

(1)Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.7 million for the three months ended December 31, 2023.

(2)Consists of business acquisition transaction expenses, severance and legal costs due to certain executive departures, and a $3.8 million non-recurring settlement of accounts receivable in the first quarter of 2023 related to uncollected premiums in connection with the transition of underwriting a third-party business to other insurers.

(3)As we enter the next phase of our growth, we expect to invest in initiatives that are pre-revenue, including adding new products and international expansion. These development expenses are costs related to product exploration and development that are pre-revenue and historically have been insignificant.

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
The following tables reconcile GAAP new pet acquisition expense to non-GAAP net acquisition cost (in thousands) for the years ended December 31, 2023, 2022, and 2021, and for each of the last eight fiscal quarters:

	Year Ended December 31,
	2023	2022	2021
New pet acquisition expense	$77,372	$89,500	$78,647
Net of sign-up fee revenue	(4,527)	(4,984)	(4,954)
Excluding:
Stock-based compensation expense	(7,000)	(9,116)	(9,160)
Other business pet acquisition expense	(200)	(541)	(499)
Pet acquisition expense for commission-based policies	(3,443)	(443)	—
Net acquisition cost	$62,202	$74,416	$64,034

	Three Months Ended
	Dec. 31, 2023	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022
New pet acquisition expense	$17,189	$17,772	$20,769	$21,642	$22,457	$22,434	$22,982	$21,627
Net of sign-up fee revenue	(1,035)	(1,084)	(1,189)	(1,219)	(1,191)	(1,339)	(1,252)	(1,202)
Excluding:
Stock-based compensation expense	(1,567)	(1,679)	(1,722)	(2,032)	(2,079)	(2,108)	(2,601)	(2,328)
Other business pet acquisition expense	(77)	(10)	(62)	(51)	(65)	(181)	(186)	(109)
Pet acquisition expense for commission-based policies	(802)	(826)	(888)	(927)	(443)	—	—	—
Net acquisition cost	$13,708	$14,173	$16,908	$17,413	$18,679	$18,806	$18,943	$17,988
Components of Operating Results
General
We operate in two business segments: subscription business and other business. We generate revenue in our subscription business segment primarily by subscription fees from direct-to-consumer products. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our pet acquisition expense and acquiring as many pets as possible at our targeted average estimated internal rate of return. Within our subscription business, we also provide "Powered by Trupanion" pet insurance product offerings marketed by third parties and, in Canada, low and medium ARPU products marketed under the brand names Furkin and PHI Direct. We provide a full suite of services and support for these products and they are designed to align with the target margin profile of our subscription business segment. Within our subscription business segment we also offer products in Continental Europe, which are currently underwritten using third-party underwriters.
Our other business segment is comprised of revenue from other product offerings with third parties with whom we generally have a business-to-business relationship. This business segment has different margin profile than our subscription segment and includes revenue from writing policies on behalf of third parties and revenue from other products and insurance software solutions.

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
Technology and development
Technology and development expenses primarily consist of personnel costs and related expenses for our technology staff, which includes information technology development and infrastructure support, including third-party services. It also includes expenses associated with development in new geographies and new products and offerings.
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
Investment in pet acquisition. We have made and may continue to make significant investments to grow our member base. Our net acquisition cost and the number of new members we enroll depends on a number of factors, including the amount we have available and we elect to invest in pet acquisition activities in any particular period in the aggregate and by channel, the frequency of existing members adding a pet or referring their friends or family, the effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our pet acquisition expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied, and in the future may significantly vary, from period to period based upon specific marketing initiatives and estimated rates of return on pet acquisition spend. We also regularly test new member acquisition channels and marketing initiatives, which may be more expensive than our traditional marketing channels and may increase our average acquisition costs. We continually assess our pet acquisition activities by monitoring the estimated return on PAC spend both on a detailed level by acquisition channel and in the aggregate.
Timing of price adjustments. Our subscription business’s cost-plus model depends on our ability to estimate our operating costs and expenses, including veterinary invoice expenses, and to adjust our pricing to achieve our target returns. We regularly reevaluate and adjust the price of our subscriptions, with a goal of achieving our targeted payout ratio, subject to the review and approval of regulators where applicable. This makes it important for us to accurately estimate our costs and to promptly implement pricing adjustments, which generally roll onto our book of insured pets over the succeeding twelve months following any applicable regulatory approval. As a result, we may have timing mismatches during which our pricing does not reflect our current expense profile. In periods of rapid increases in veterinary invoice expenses, including periods of significant inflation, this timing mismatch may have a significant impact on our margin profile.
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
Mix of sales. The relative mix of our business by geography, pet age, species, breed, and other factors impacts the monthly average revenue per pet we receive. For example, prices from our plans could vary depending on the relative cost of veterinary care in different countries or areas or whether the pet is a dog or a cat. As our mix of business between products and geographies changes, our metrics, such as our monthly average revenue per pet, and our exposure to foreign exchange fluctuations will be impacted. We expect our international business, additional product offerings and "Powered by Trupanion" plans to grow and, in turn, we expect these effects to increase.
Other business segment. Our other business segment primarily includes other product offerings that have been, materially different from those in our subscription business segment. We expect this difference to continue. In addition, we expect the growth rate of this segment to be materially different from our subscription business segment. We do not undertake marketing efforts for and are not the primary interface with the customers of the third parties for whom we write other business segment policies. Our relationships in our other business segment are generally subject to termination provisions and are non-exclusive. Accordingly, we have limited influence on the volume of business of this segment. Loss of an entire program via contract termination could result in the associated policies and revenue being lost over a period of 12 to 18 months, which could have a material impact on our results of operations. In some cases, we have structured exclusive relationships, but those relationships have been and may continue to be subject to limitations on the number of enrolled pets as to which we will write policies for the third party. We may enter into additional relationships in this segment in the future, if we believe they will be beneficial, which could impact our operating results.

Results of Operations
The following tables set forth our results of operations for the periods presented both in absolute dollars and as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue:
Subscription business	$712,906	$596,610	$494,862
Other business	395,699	308,569	204,129
Total revenue	1,108,605	905,179	698,991
Cost of revenue:
Subscription business(1)	613,686	497,684	407,664
Other business	363,903	285,310	186,981
Total cost of revenue	977,589	782,994	594,645
Operating expenses:
Technology and development(1)	21,403	25,133	16,866
General and administrative(1)	60,207	39,379	31,893
New pet acquisition expense(1)	77,372	89,500	78,647
Depreciation and amortization	12,474	10,921	11,965
Total operating expenses	171,456	164,933	139,371
Gain (loss) from investment in joint venture	(219)	(253)	(171)
Operating loss	(40,659)	(43,001)	(35,196)
Interest expense	12,077	4,267	10
Other expense (income), net	(7,701)	(3,072)	14
Loss before income taxes	(45,035)	(44,196)	(35,220)
Income tax expense (benefit)	(342)	476	310
Net loss	$(44,693)	$(44,672)	$(35,530)

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$5,279	$6,484	$7,148
Technology and development	2,846	4,742	3,056
General and administrative	17,717	12,831	8,862
New pet acquisition expense	7,319	9,336	9,160
Total stock-based compensation expense	$33,161	$33,393	$28,226

	Year Ended December 31,
	2023	2022	2021
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	88	87	85
Operating expenses:
Technology and development	2	3	2
General and administrative	5	4	5
New pet acquisition expense	7	10	11
Depreciation and amortization	1	1	2
Total operating expenses	15	18	20
Gain (loss) from investment in joint venture	—	—	—
Operating loss	(4)	(5)	(5)
Interest expense	1	—	—
Other expense (income), net	(1)	—	—
Loss before income taxes	(4)	(5)	(5)
Income tax expense (benefit)	—	—	—
Net loss	(4)%	(5)%	(5)%

Stock-based compensation expense:	Year Ended December 31,
	2023	2022	2021
	(as a percentage of revenue)
Cost of revenue	—%	1%	1%
Technology and development	—	1	—
General and administrative	2	1	1
New pet acquisition expense	1	1	1
Total stock-based compensation expense	3%	4%	4%

	Year Ended December 31,
	2023	2022	2021
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%
Subscription business cost of revenue	86	83	82

Comparison of the years ended December 31, 2023, 2022, and 2021
Revenue

	Year Ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$712,906	$596,610	$494,862	19%	21%
Other business	395,699	308,569	204,129	28	51
Total revenue	$1,108,605	$905,179	$698,991	22	29

Percentage of Revenue by Segment:
Subscription business	64%	66%	71%
Other business	36	34	29
Total revenue	100%	100%	100%

Total pets enrolled (at period end)	1,714,473	1,537,573	1,176,778	12	31
Total subscription pets enrolled (at period end)	991,426	869,862	704,333	14	24
Monthly average revenue per pet	$65.26	$63.82	$63.56	2	—
Average monthly retention	98.49%	98.69%	98.74%

Year ended December 31, 2023 compared to year ended December 31, 2022. Total revenue increased by $203.4 million, or 22%, to $1,108.6 million for the year ended December 31, 2023. Revenue from our subscription business segment increased by $116.3 million, or 19%, to $712.9 million for the year ended December 31, 2023. This increase was primarily driven by a 17% increase in total subscription pet months (the sum of pets enrolled for each month during a period) for policies underwritten by Trupanion and a 2% increase in monthly average revenue per pet. Revenue from our other business segment increased by $87.1 million to $395.7 million, or 28%, for the year ended December 31, 2023. This increase was primarily driven by a 24% increase in pet months and a 5% increase in monthly average revenue per pet in this segment.

Cost of Revenue

	Year Ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$543,196	$436,880	$356,448	24%	23%
Other cost of revenue	70,490	60,804	51,216	16	19
Total cost of revenue	613,686	497,684	407,664	23	22
Other business:
Veterinary invoice expense	287,859	212,857	129,614	35	64
Other cost of revenue	76,044	72,453	57,367	5	26
Total cost of revenue	363,903	285,310	186,981	28	53

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	76%	73%	72%
Other cost of revenue	10	10	10
Total cost of revenue	86	83	82
Other business:
Veterinary invoice expense	73	69	63
Other cost of revenue	19	23	28
Total cost of revenue	92	92	92

Total pets enrolled (at period end)	1,714,473	1,537,573	1,176,778	12	31
Total subscription pets enrolled (at period end)	991,426	869,862	704,333	14	24
Monthly average revenue per pet	$65.26	$63.82	$63.56	2	—

Year ended December 31, 2023 compared to year ended December 31, 2022. Total cost of revenue for our subscription business segment increased $116.0 million, or 23%, to $613.7 million for the year ended December 31, 2023.

This increase was driven by a $106.3 million, or 24%, increase in veterinary invoice expense and a $9.7 million, or 16%, increase in other cost of revenue. The 24% increase in veterinary invoice expense was driven by a 17% increase in total subscription pet months for policies underwritten by Trupanion and a 7% increase in veterinary invoice expense per pet. The 16% increase in other cost of revenue was primarily driven by general increases in costs attributable to growth in our membership, in line with revenue growth in this segment. Subscription business cost of revenue increased from 83% to 86% of revenue year-over-year.

Total cost of revenue for our other business segment increased by $78.6 million, or 28%, to $363.9 million for the year ended December 31, 2023. The increase was primarily driven by a $75.0 million, or 35%, increase in veterinary invoice expense and a $3.6 million, or 5%, increase in other cost of revenue. The 35% increase in veterinary invoice expense was primarily driven by a 24% increase in pet months in this segment and a 9% increase in veterinary invoice expense per pet. The 5% increase in other cost of revenue was primarily driven by general increases in premium-based expenses. Cost of revenue for the other business segment remained at a constant 92% of revenue year-over-year.

Technology and Development Expenses

	Year Ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in thousands, except percentages)
Technology and development	$21,403	$25,133	$16,866	(15)%	49%
Percentage of total revenue	2%	3%	2%

Year ended December 31, 2023 compared to year ended December 31, 2022. Technology and development expenses decreased by $3.7 million, or 15%, to $21.4 million for the year ended December 31, 2023. This decrease was primarily due to a decrease of $5.0 million in development expense as several initiatives that were pre-revenue in the prior year were launched and have begun generating revenue. Expenses associated with these initiatives are now recorded within the income statement based on the underlying nature of the expense. This decrease was partially offset by a $1.1 million increase in general compensation and other employee-related expenses and a $0.9 million increase in IT system hosting expenses. Technology and development expenses decreased from 3% to 2% of total revenue year over year

General and Administrative Expenses

	Year Ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in thousands, except percentages)
General and administrative	$60,207	$39,379	$31,893	53%	23%
Percentage of total revenue	5%	4%	5%

Year ended December 31, 2023 compared to year ended December 31, 2022. General and administrative expenses increased by $20.8 million, or 53%, to $60.2 million for the year ended December 31, 2023. The increase in expense was primarily due to a $4.8 million increase in stock-based compensation related to charges after certain executive departures and a $3.8 million increase related to the negotiated settlement of uncollected premiums in connection with the transition of underwriting a third-party business to other insurers. Additionally, there was a $6.4 million increase in general compensation and other employee-related expenses, a $2.2 million increase in professional services and consulting expenses, a $1.4 million increase in year-over-year expenses related to a full year of Smart Paws and Pet Expert operations in 2023, and a $0.9 million increase in licensing and regulatory fees. General and administrative expenses increased from 4% to 5% of total revenue year over year, partially due to certain non-recurring expenses.

New Pet Acquisition Expense

	Year Ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in thousands, except pet and per pet data)
New pet acquisition expense	$77,372	$89,500	$78,647	(14)%	14%
Percentage of total revenue	7%	10%	11%
Subscription Business:
Total subscription pets enrolled (at period end)	991,426	869,862	704,333	14	24
Average pet acquisition cost (PAC)	$228	$289	$287	(21)	1

Year ended December 31, 2023 compared to year ended December 31, 2022. New pet acquisition expense decreased by $12.1 million, or 14%, to $77.4 million for the year ended December 31, 2023. This decrease was attributable to a decrease in expenses to generate leads and conversion, as we focused on growth in our more efficient channels. New pet acquisition expense as a percentage of revenue was 7% for the year ended December 31, 2023 compared to 10% in the same period last year, as we were able to stay disciplined with our discretionary pet acquisition spend, while still managing to grow total enrolled subscription pets, excluding those related to managing general agent policies, by 13%.

Depreciation and Amortization

	Year Ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in thousands, except percentages)
Depreciation and amortization	$12,474	$10,921	$11,965	14%	(9)%
Percentage of total revenue	1%	1%	2%
Year ended December 31, 2023 compared to year ended December 31, 2022. Depreciation and amortization expense increased by $1.6 million, or 14%, to $12.5 million for the year ended December 31, 2023 primarily driven by the amortization of acquired intangibles.
Total Other Expense (Income), Net

	Year Ended December 31,			% Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in thousands, except percentages)
Interest expense	$12,077	$4,267	$10	183%	42,570%
Other expense (income), net	(7,701)	(3,072)	14	151	(22,043)
Total other (income) expense, net	$4,376	$1,195	$24	266%	4,879%
Percentage of total revenue	—%	—%	—%
Year ended December 31, 2023 compared to year ended December 31, 2022. Total other expense (income), net increased by $3.2 million to $4.4 million for the year ended December 31, 2023 primarily due to an increase in interest expense incurred on the Credit Facility, which was partially offset by an increase in interest earned on our investment portfolio.
Stock-Based Compensation
Year ended December 31, 2023 compared to year ended December 31, 2022. Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above. Stock-based compensation expense in total was $33.2 million for the year ended December 31, 2023, down from $33.4 million in the prior year period. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants, calculated according to our equity incentive plan.

Quarterly Results of Operations
The following tables contain selected quarterly financial information for the years ended December 31, 2023 and 2022. The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements and includes all adjustments that we consider necessary for a fair presentation of the information shown. These quarterly operating results for any fiscal quarter are not necessarily indicative of the operating results for any full fiscal year or future period.

Consolidated Statements of Operations Data:	Three Months Ended
	Dec. 31, 2023	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022
	(in thousands)
Revenue:
Subscription business	$191,537	$182,906	$173,253	$165,210	$158,562	$152,401	$145,808	$139,839
Other business	104,320	102,947	97,313	91,119	87,447	81,359	73,603	66,160
Total revenue	295,857	285,853	270,566	256,329	246,009	233,760	219,411	205,999
Cost of revenue:
Subscription business(1)	158,631	157,444	151,520	146,091	131,823	128,158	122,440	115,263
Other business	97,162	93,176	89,673	83,892	80,537	75,543	68,388	60,842
Total cost of revenue	255,793	250,620	241,193	229,983	212,360	203,701	190,828	176,105
Operating expenses:
Technology and development(1)	5,969	5,302	5,232	4,900	6,955	6,553	6,396	5,229
General and administrative(1)	13,390	12,664	13,136	21,017	10,472	10,314	9,227	9,366
New pet acquisition expense(1)	17,189	17,772	20,769	21,642	22,457	22,434	22,982	21,627
Depreciation and amortization	3,029	2,990	3,253	3,202	2,897	2,600	2,707	2,717
Total operating expenses	39,577	38,728	42,390	50,761	42,781	41,901	41,312	38,939
Gain (loss) from investment in joint venture	(79)	4	(73)	(71)	(85)	(57)	(42)	(69)
Operating income (loss)	408	(3,491)	(13,090)	(24,486)	(9,217)	(11,899)	(12,771)	(9,114)
Interest expense	3,697	3,053	2,940	2,387	1,587	1,408	1,193	79
Other expense (income), net	(1,256)	(2,465)	(2,078)	(1,902)	(1,504)	(889)	(365)	(314)
Income (loss) before income taxes	(2,033)	(4,079)	(13,952)	(24,971)	(9,300)	(12,418)	(13,599)	(8,879)
Income tax expense (benefit)	130	(43)	(238)	(191)	(15)	496	19	(24)
Net income (loss)	$(2,163)	$(4,036)	$(13,714)	$(24,780)	$(9,285)	$(12,914)	$(13,618)	$(8,855)

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended
	Dec. 31, 2023	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022
	(in thousands)
Cost of revenue	$1,478	$1,176	$1,307	$1,318	$1,346	$1,472	$1,830	$1,836
Technology and development	861	650	627	708	1,549	1,184	1,101	908
General and administrative	3,269	3,281	2,948	8,219	3,550	3,792	3,066	2,423
New pet acquisition expense	1,693	1,785	1,755	2,086	2,122	2,195	2,637	2,382
Total stock-based compensation expense	$7,301	$6,892	$6,637	$12,331	$8,567	$8,643	$8,634	$7,549

	Three Months Ended
	Dec. 31, 2023	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022
Other Financial and Operational Data:
Total Business:
Total pets enrolled (at period end)	1,714,473	1,712,177	1,679,659	1,616,865	1,537,573	1,439,605	1,348,145	1,267,253
Subscription Business:
Total subscription pets enrolled (at period end)	991,426	969,322	943,958	906,369	869,862	808,077	770,318	736,691
Monthly average revenue per pet	$67.07	$65.82	$64.41	$63.58	$63.11	$63.80	$64.26	$64.21
Lifetime value of a pet, including fixed expenses	$419	$428	$470	$541	$641	$673	$713	$730
Average pet acquisition cost (PAC)	$217	$212	$236	$247	$283	$268	$309	$301
Average monthly retention	98.49%	98.55%	98.61%	98.65%	98.69%	98.71%	98.74%	98.75%

	Three Months Ended
	Dec. 31, 2023	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	86	88	89	90	86	87	87	85
Operating expenses:
Technology and development	2	2	2	2	3	3	3	3
General and administrative	5	4	5	8	4	4	4	7
New pet acquisition expense	6	6	8	8	9	10	10	10
Depreciation and amortization	1	1	1	1	1	1	1	1
Total operating expenses	13	14	16	20	17	18	19	19
Gain (loss) from investment in joint venture	—	—	—	—	—	—	—	—
Operating income (loss)	—	(1)	(5)	(10)	(4)	(5)	(6)	(4)
Interest expense	1	1	1	1	1	1	1	—
Other expense (income), net	—	(1)	(1)	(1)	(1)	—	—	—
Income (loss) before income taxes	(1)	(1)	(5)	(10)	(4)	(5)	(6)	(4)
Income tax expense (benefit)	—	—	—	—	—	—	—	—
Net income (loss)	(1)%	(1)%	(5)%	(10)%	(4)%	(6)%	(6)%	(4)%

	Three Months Ended
	Dec. 31, 2023	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%	100%	100%	100%	100%
Subscription business cost of revenue	83	86	87	88	83	84	84	82

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$18,638	$(8,000)	$7,458
Net cash provided by (used in) investing activities	7,639	(67,516)	(51,913)
Net cash provided by (used in) financing activities	59,126	60,743	(1,125)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash, net	424	(1,459)	252
Net change in cash, cash equivalents, and restricted cash	$85,827	$(16,232)	$(45,328)
Our primary requirements for liquidity are paying veterinary invoices, funding operations and capital requirements, investing in new member acquisition, investing in enhancements to our member experience, and servicing debt. We have certain contractual obligations in the normal course of business, including obligations and commitments relating to our Credit Facility, non-cancellable vendor purchase agreements, as well as future payments of veterinary invoices. Refer to Note 10, Reserve for Veterinary Invoices, included in Item 8 of Part II of this 10-K, for further details on anticipated cash outflows.
Most recently, our primary sources of liquidity have been cash provided by operations and available borrowings from our Credit Facility. We believe these sources are sufficient to fund our operations and capital requirements for the next 12 months. As we continue to grow and consider strategic opportunities, however, we may explore additional financing to fund our operations and growth or to meet capital requirements. Financing could include equity, equity-linked, or debt financing. Additional financing may not be available to us on acceptable terms, or at all. As our capital surplus grows relative to the rate of growth of our business, we may also generate cash, via dividends or other methods, from one or more of our underwriting entities.
As of December 31, 2023, we had $277.2 million in cash, cash equivalents and short-term investments, of which $230.6 million was held by our insurance entities. Outside of insurance entities, we held $46.6 million in cash, cash equivalents and short-term investments with an additional $15.0 million available under our Credit Facility. Our insurance entities maintained $241.3 million of capital surplus, which was $64.1 million in excess of the estimated risk-based capital requirement of $177.2 million. The ability to distribute any portion of this estimated $64.1 million excess to our parent company, and the timing of any distribution, may be subject to regulatory limitations.
In April 2021, our board of directors approved a share repurchase program, pursuant to which we may, between May 2021 and May 2026, repurchase outstanding shares of our common stock. While our board of directors has approved the program, any repurchase activity is subject to quarterly assessment and board approval, based on various factors including available cash, our stock price relative to our estimated intrinsic value, forecasted operating results, and available opportunities to deploy capital. We repurchased no shares under this program during the year ended December 31, 2023.
Operating Cash Flows
Net cash provided by operating activities was $18.6 million for the year ended December 31, 2023 compared to $8.0 million net cash used by operating activities for the year ended December 31, 2022. This increase was primarily driven by an increase in cash collections from members, a decrease in acquisition costs, and timing differences in other working capital activities. Cash increases from working-capital were primarily driven by an increase in our reserve for veterinary invoices. Changes in accounts receivable and deferred revenue were primarily related to annual policies with monthly payment terms within our other business segment.
Investing Cash Flows
Net cash provided by investing activities was $7.6 million for the year ended December 31, 2023, primarily consisting of $24.3 million in sales and maturities of investment securities, net of purchases, offset by $18.3 million of capital expenditures primarily related to the development of internal-use software focused on member experience, claims processing, and internal policy management improvements. Net cash used by investing activities was $67.5 million for the year ended December 31, 2022, primarily consisting of $33.8 million in purchases of investment securities, net of sales and maturities, $17.1 million of capital expenditures primarily related to the development of internal-use software, and $15.0 million in net cash paid for business acquisitions.
Financing Cash Flows
Net cash provided by financing activities was $59.1 million for the year ended December 31, 2023, primarily consisting of $60.1 million in proceeds from the Credit Facility, partially offset by $1.7 million in repayments on the Credit Facility. Net cash provided by financing activities was $60.7 million for the year ended December 31, 2022, primarily consisting of $69.1 million in proceeds from the Credit Facility, partially offset by $5.8 million in repurchases of common stock.

Long-Term Debt
Our Credit Facility provides us with up to $150.0 million of credit. As of December 31, 2023, we issued term loans totaling $135.0 million under the Credit Facility. The Credit Facility is secured by substantially all of our assets and those of our subsidiaries. Refer to Note 11, Debt, included in Item 8 of this report, for further details.
Regulation
As of December 31, 2023, our insurance entities collectively held $101.0 million in cash and cash equivalents, to be used for operating expenses of our insurance entities, $129.6 million in short-term investments and $268.0 million in other current assets. Most of the assets in our insurance entities are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
American Pet Insurance Company (APIC)
The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of the National Association of Insurance Commissioners (NAIC). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements also generally will increase, though risk-based capital requirements also take our overall rate of growth into consideration. Recently, our other business segment growth has slowed and, currently, we expect that to continue, which would reduce our capital requirements. APIC was required to maintain at least $137.6 million and $142.4 million of risk-based capital as of December 31, 2023 and 2022, respectively. APIC maintained $199.6 million and $162.2 million of risk-based capital surplus as of December 31, 2023 and 2022, respectively. The increase of capital surplus at APIC during the year was primarily due to retained earnings from APIC's underwriting profit and a capital contribution of $3.8 million, partially offset by an ordinary dividend of $7.6 million distributed to the parent entity in December 2023.
ZPIC Insurance Company (ZPIC), QPIC Insurance Company (QPIC), and GPIC Insurance Company (GPIC)
In 2021, we established two new wholly-owned insurance subsidiaries, ZPIC and QPIC, domiciled in Missouri and Nebraska, respectively, and in 2023 we established a new wholly-owned insurance subsidiary, GPIC, domiciled in Canada. We have funded required statutory capital to each of these new subsidiaries. As of December 31, 2023, neither ZPIC, QPIC nor GPIC have begun underwriting any insurance policies, accordingly, each of these entities are currently overcapitalized relative to traditional risk-based capital requirements. We formed these insurance subsidiaries to provide us flexibility as to the insurance entity we use to market and write policies.
Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX
WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. In February 2023, our parent entity received a dividend of $7.3 million from WICL Segregated Account AX as allowed under our agreements with WICL. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Omega General Insurance Company, we are required to maintain a Canadian Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of December 31, 2023, the account held CAD $15.7 million.
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
Reserve for Veterinary Invoices
We use the chain-ladder method and other actuarial methods to estimate reserves for veterinary invoices for our subscription business and for the majority of our other business segment. Paid loss development factors are estimated based on historical paid loss triangles. The reserve represents our estimate of the future amount we will pay for veterinary invoices that are dated as of, or prior to, our balance sheet date. The reserve also includes our estimate of related internal processing costs. To determine the accrual, we make assumptions based on our historical experience, including the number of veterinary invoices we expect to receive, the average cost of those veterinary invoices, the length of time between the date of the veterinary invoice and the date we receive it, and our expected cost to process and administer the payments. As of each balance sheet date, we reevaluate our reserve and adjust the estimate for new information.
As of December 31, 2023, our reserve for veterinary invoices was $63.2 million, consisting of $61.0 million for the amount we expect to pay in the future for veterinary invoices dated between January 1, 2023 and December 31, 2023, inclusive of related processing costs, and a reserve of $2.2 million for invoices dated prior to January 1, 2023. We believe the reserve amount as of December 31, 2023 is adequate, and we do not believe that there are any reasonably likely changes in the facts or circumstances underlying key assumptions that would result in the reserve balance being insufficient in an amount that would have a material impact on our reported results, financial position or liquidity. The ultimate liability, however, may be in excess of or less than the amount we have reserved.
For the year ended December 31, 2023, we paid $44.7 million for veterinary invoices dated on or before December 31, 2022, including related processing costs. Our reserve estimate for these expenses was $43.7 million as of December 31, 2022. As of December 31, 2023, we had unfavorable development on veterinary invoice reserves of $3.3 million for the year ended December 31, 2022.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads) and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures are managed as of December 31, 2023. Our market risk sensitive instruments are primarily entered into for purposes other than trading.
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
Additionally, we are exposed to interest rate risk as a result of our debt and our investment activities. Our Credit Facility bears interest at a floating base rate plus an applicable margin. As of December 31, 2023, our aggregate outstanding indebtedness was $128.9 million. A 100 basis points of hypothetical interest rate increase would increase our annual interest expense by $1.3 million. Our fixed maturities portfolio is also exposed to interest rate risk. Changes in interest rates have a direct impact on the market valuation of these securities. Certain securities are held in an unrealized loss position, but we do not intend to sell and believe we will not be required to sell any of these securities held in an unrealized loss position before their anticipated recovery. We manage interest rate risk by investing in securities with relatively short durations. A 100 basis points of hypothetical interest rate increase would not have a material effect on the fair value of our investments.
Foreign Currency Exchange Risk
We generate approximately 15% of our revenue in Canada. As our operations in Canada or the United States grow on an absolute basis and/or relative to one another, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates. A 10% change in the Canadian currency exchange rate could have a material impact on our consolidated financial condition or results of operations. A hypothetical change of this magnitude would have increased or decreased our total revenues by approximately $16.8 million, total expenses by approximately $16.2 million, and have a net impact of $0.6 million of income or loss for the year ended December 31, 2023. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future. Other foreign currency risk in European currencies is currently immaterial.

Item 8. Financial Statements and Supplementary Data

Trupanion, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trupanion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trupanion, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2024 expressed an adverse opinion thereon.

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

Reserve for Veterinary Invoices

Description of the Matter
The Company’s reserve for veterinary invoices totaled $63.2 million as of December 31, 2023. As discussed in Note 1 and Note 10 to the financial statements, the Company’s reserve for veterinary invoices is based on an actuarial analysis of the Company’s historical experience where the Company makes assumptions to estimate the amount the Company will pay for veterinary invoices that haven't been processed or received but that are dated as of, or prior to, its balance sheet date. The estimate of veterinary invoice reserves is subject to a number of variables, including historical trends involving payment patterns and amounts.

Auditing the Company’s reserve for veterinary invoices is complex and required the involvement of our actuarial specialists due to the sensitivity of the estimated reserve to management's assumptions. Estimating the ultimate cost to settle the veterinary invoice reserve is subjective due to the possibility that the actual veterinary invoice payments may not be comparable to historical trends experienced by the Company.

How We Addressed the Matter in Our Audit	To evaluate the reserve for veterinary invoices, our audit procedures included, among others, testing the completeness and accuracy of the historical veterinary paid invoice data used in management's actuarial projections. We involved our actuarial specialists to assist in our evaluation of management’s methodologies and assumptions used in the calculation of the reserve and compared the Company’s recorded reserve to a range of reasonable estimates developed independently by our actuarial specialists.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Seattle, Washington
February 26, 2024

Trupanion, Inc. Consolidated Statements of Operations (in thousands, except share data)
	Year Ended December 31,
	2023	2022	2021
Revenue	$1,108,605	$905,179	$698,991
Cost of revenue:
Veterinary invoice expense(1)	831,055	649,737	486,062
Other cost of revenue(1)	146,534	133,257	108,583
Total cost of revenue	977,589	782,994	594,645
Operating expenses:
Technology and development(1)	21,403	25,133	16,866
General and administrative(1)	60,207	39,379	31,893
New pet acquisition expense(1)	77,372	89,500	78,647
Depreciation and amortization	12,474	10,921	11,965
Total operating expenses	171,456	164,933	139,371
Gain (loss) from investment in joint venture	(219)	(253)	(171)
Operating loss	(40,659)	(43,001)	(35,196)
Interest expense	12,077	4,267	10
Other expense (income), net	(7,701)	(3,072)	14
Loss before income taxes	(45,035)	(44,196)	(35,220)
Income tax expense (benefit)	(342)	476	310
Net loss	$(44,693)	$(44,672)	$(35,530)

Net loss per share:
Basic and diluted	$(1.08)	$(1.10)	$(0.89)
Weighted average shares of common stock outstanding:
Basic and diluted	41,436,882	40,765,355	40,137,505

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	$3,667	$4,145	$4,538
Other cost of revenue	1,612	2,339	2,610
Technology and development	2,846	4,742	3,056
General and administrative	17,717	12,831	8,862
New pet acquisition expense	7,319	9,336	9,160

Trupanion, Inc. Consolidated Statements of Comprehensive Loss (in thousands)
	Year Ended December 31,
	2023	2022	2021
Net loss	$(44,693)	$(44,672)	$(35,530)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,712	(4,412)	(496)
Net unrealized gain (loss) on available-for-sale debt securities	3,992	(4,966)	502
Other comprehensive income (loss), net of taxes	6,704	(9,378)	6
Comprehensive income (loss)	$(37,989)	$(54,050)	$(35,524)

Trupanion, Inc. Consolidated Balance Sheets (in thousands, except share data)
	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$147,501	$65,605
Short-term investments	129,667	156,804
Accounts and other receivables, net of allowance for credit loss of $1,085 at December 31, 2023 and $540 at December 31, 2022	267,899	232,439
Prepaid expenses and other assets	17,022	14,248
Total current assets	562,089	469,096
Restricted cash	22,963	19,032
Long-term investments	12,866	7,841
Property, equipment, and internal-use software, net	103,650	90,701
Intangible assets, net	18,745	24,031
Other long-term assets	18,922	18,943
Goodwill	43,713	41,983
Total assets	$782,948	$671,627
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,505	$9,471
Accrued liabilities and other current liabilities	34,052	32,616
Reserve for veterinary invoices	63,238	43,734
Deferred revenue	235,329	202,692
Long-term debt - current portion	1,350	1,103
Total current liabilities	344,474	289,616
Long-term debt	127,580	68,354
Deferred tax liabilities	2,685	3,392
Other liabilities	4,487	4,968
Total liabilities	479,226	366,330
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 42,887,052 and 41,858,866 shares issued and outstanding at December 31, 2023 and 42,041,344 and 41,013,158 shares issued and outstanding at December 31, 2022	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	536,108	499,694
Accumulated other comprehensive income (loss)	403	(6,301)
Accumulated deficit	(216,255)	(171,562)
Treasury stock, at cost: 1,028,186 shares at December 31, 2023 and 2022	(16,534)	(16,534)
Total stockholders’ equity	303,722	305,297
Total liabilities and stockholders’ equity	$782,948	$671,627

Trupanion, Inc. Consolidated Statements of Stockholders’ Equity (in thousands, except share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2021	39,450,807	$—	$439,007	$(91,360)	$3,071	$(10,779)	$339,939
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	1,024,378	—	(1,117)	—	—	—	(1,117)
Stock-based compensation expense	—	—	28,902	—	—	—	28,902
Other comprehensive income (loss)	—	—	—	—	6	—	6
Net loss	—	—	—	(35,530)	—	—	(35,530)
Balance at December 31, 2021	40,475,185	—	466,792	(126,890)	3,077	(10,779)	332,200
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	632,994	—	(2,124)	—	—	—	(2,124)
Stock-based compensation expense	—	—	35,026	—	—	—	35,026
Repurchases of common stock	(95,021)	—	—	—	—	(5,755)	(5,755)
Other comprehensive income (loss)	—	—	—	—	(9,378)	—	(9,378)
Net loss	—	—	—	(44,672)	—	—	(44,672)
Balance at December 31, 2022	41,013,158	—	499,694	(171,562)	(6,301)	(16,534)	305,297
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	845,708	—	1,118	—	—	—	1,118
Stock-based compensation expense	—	—	35,296	—	—	—	35,296
Other comprehensive income (loss)	—	—	—	—	6,704	—	6,704
Net loss	—	—	—	(44,693)	—	—	(44,693)
Balance at December 31, 2023	41,858,866	$—	$536,108	$(216,255)	$403	$(16,534)	$303,722

Trupanion, Inc. Consolidated Statements of Cash Flows (in thousands)
	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(44,693)	$(44,672)	$(35,530)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	12,474	10,921	11,965
Stock-based compensation expense	33,161	33,393	28,226
Other, net	1,347	1,051	(1,927)
Changes in operating assets and liabilities:
Accounts and other receivables	(35,440)	(66,982)	(66,170)
Prepaid expenses and other assets	(1,907)	(5,227)	(3,055)
Accounts payable, accrued liabilities, and other liabilities	1,644	3,136	8,796
Reserve for veterinary invoices	19,485	4,227	10,768
Deferred revenue	32,567	56,153	54,385
Net cash provided by (used in) operating activities	18,638	(8,000)	7,458
Investing activities
Purchases of investment securities	(165,936)	(273,006)	(95,672)
Maturities and sales of investment securities	190,270	239,210	57,869
Cash paid in business acquisition, net of cash acquired	—	(15,034)	—
Purchases of property, equipment, and internal-use software	(18,280)	(17,088)	(12,355)
Other	1,585	(1,598)	(1,755)
Net cash provided by (used in) investing activities	7,639	(67,516)	(51,913)
Financing activities
Proceeds from debt financing, net of financing fees	60,102	69,138	—
Repayment of debt financing	(1,717)	(571)	—
Repurchases of common stock	—	(5,755)	—
Proceeds from exercise of stock options	2,655	2,290	3,607
Shares withheld to satisfy tax withholding	(1,536)	(4,359)	(4,732)
Other	(378)	—	—
Net cash provided by (used in) financing activities	59,126	60,743	(1,125)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	424	(1,459)	252
Net change in cash, cash equivalents, and restricted cash	85,827	(16,232)	(45,328)
Cash, cash equivalents, and restricted cash at beginning of period	84,637	100,869	146,197
Cash, cash equivalents, and restricted cash at end of period	$170,464	$84,637	$100,869
Supplemental disclosures
Income taxes paid (refund)	$611	$2,498	$282
Interest paid	12,100	3,353	16
Noncash investing and financing activities:
Purchases of property, equipment, and internal-use software included in accounts payable and accrued liabilities	887	1,324	729

Trupanion, Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations and Summary of Significant Accounting Policies
Description of Business
Trupanion, Inc. (collectively with its wholly-owned subsidiaries, the "Company") provides medical insurance for cats and dogs in the United States, Canada, Continental Europe, and Australia. The Company's data-driven, vertically-integrated approach enables the Company to provide pet owners with products that the Company believes are the highest value medical insurance, priced specifically for each pet’s unique characteristics.
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
The Company considers any cash account not held in trust for a third party that is contractually restricted to withdrawal or use to be restricted cash. The Company is required to maintain certain restricted cash balances to comply with insurance company regulations. As of December 31, 2023, the Company was in compliance with all requirements.
Accounts and Other Receivables
Accounts and other receivables are comprised of trade receivables and other miscellaneous receivables and are carried at their estimated collectible amounts. Trade receivables are primarily related to the Company’s other business segment where the Company generates revenue from underwriting policies through unaffiliated general agents. These policies are typically annual policies, with monthly payment terms through the end of the twelve-month period. The Company had $249.8 million and $220.8 million accounts receivable associated with underwriting these policies as of December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company incurred a non-recurring $3.8 million settlement of accounts receivable due to uncollected premiums in connection with the transition of underwriting a third-party business to other insurers.
Deferred Acquisition Costs
The Company incurs certain costs, including premium taxes, enrollment-based bonuses, and referral fees that directly relate to the successful acquisition of new or renewal customer contracts. These costs are deferred and are included in prepaid expenses and other assets on the consolidated balance sheet and amortized over the related policy term to the applicable financial statement line item, either new pet acquisition expense or other cost of revenue. Deferred acquisition costs as of December 31, 2023 and 2022 were $7.4 million and $6.0 million, respectively. Amortized deferred acquisition costs classified within new pet acquisition expense amounted to $6.0 million, $4.9 million, and $4.7 million and amortized deferred acquisition costs classified within other cost of revenue amounted to $45.6 million, $33.9 million, and $30.5 million, for the years ended December 31, 2023, 2022, and 2021, respectively.
Investments
The Company invests in investment grade fixed maturity securities of varying maturities. Available-for-sale securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). Held-to-maturity securities are reported at amortized cost. Premiums or discounts on fixed maturity securities are amortized or accreted over the life of the security and included in interest income. There were $0.3 million in realized gains and $0.9 million in realized losses on sales of fixed maturity securities during the year ended December 31, 2023, and no realized gains or losses on sales of fixed maturity securities during the years ended December 31, 2022 and 2021.

Each reporting period, the Company evaluates whether declines in fair value of its investments below carrying value are the result of expected credit losses. This evaluation includes the Company's ability and intent to hold these investments until recovery of carrying value occurs, including an evaluation of all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts. Expected credit losses are recorded as an allowance through other expense (income), net on the Company's consolidated statements of operations.
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
Property, Equipment, and Internal-Use Software
Property, equipment, and internal-use software primarily consists of building, land and land improvements, office equipment, internal-use software related to the Company’s website, and internal support systems. Internal-use software is capitalized during the application development stage of the project. Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of the respective asset:

Land	Not depreciable
Land improvements	10	years
Building	39	years
Software	3	to	5	years
Office equipment	3	to	5	years
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized. The Company reviews these assets for impairment at least annually or if indicators of potential impairment exist. Acquired finite-lived intangibles are amortized on a straight-line basis over the estimated useful lives of the assets. The Company has recognized no impairment loss on goodwill and indefinite-lived intangible assets for the years ended December 31, 2023, 2022, and 2021.
Asset Impairment
Long-lived assets, including property, equipment, internal-use software, and finite-lived intangible assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured as the amount the asset's carrying value exceeds its fair value. The Company has recognized no impairment loss on long-lived assets, including property, equipment, internal-use software, and finite-lived intangible assets for the years ended December 31, 2023, 2022, and 2021.

Reserve for Veterinary Invoices
Reserve for veterinary invoices is an estimate of the future amount the Company will pay for veterinary invoices that are dated as of, or prior to, its balance sheet date. The reserve also includes the Company's estimate of related internal processing costs. To determine the accrual, the Company makes assumptions based on its historical experience, including the number of veterinary invoices it expects to receive, the average cost of those veterinary invoices, the length of time between the date of the veterinary invoice and the date the Company receives it, the member's chosen deductible, and the Company's expected cost to process and administer the payments. As of each balance sheet date, the Company reevaluates its reserve and adjusts the estimate for new information.
Deferred Revenue
Deferred revenue is primarily related to the Company’s other business segment where the Company generates revenue from underwriting policies through unaffiliated general agents. These policies are typically annual policies for which revenue is recognized pro-rata over the twelve-month policy period. Deferred revenue also consists of subscription fees received or billed in advance of the subscription services within the Company's subscription business.
Revenue Recognition
The Company generates revenue primarily from subscription fees and through underwriting policies for unaffiliated general agents. For the year ended December 31, 2023, premiums from policies sourced by general agents accounted for 34% of our total revenue, and one general agent sourced members whose premiums accounted for over 10% of our total revenue. Revenue is recognized pro-rata over the terms of the customer contracts.
Veterinary Invoice Expense
Veterinary invoice expense includes the Company’s costs to review and pay veterinary invoices, administer the payments, and provide member services, and other operating expenses directly or indirectly related to this process. The Company also accrues for veterinary invoices that have been incurred but not yet received or paid and the estimated cost of processing these invoices. Veterinary invoice expense also includes amounts paid by unaffiliated general agents on our behalf, and an estimate of amounts incurred and not yet paid for the other business segment.
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
Other Expense (Income), Net
Other income, net, was $7.7 million, $3.1 million, and nil, including interest income of $9.0 million, $3.0 million, and $0.3 million offset by credit losses of $1.7 million, nil, and nil for the years ended December 31, 2023, 2022, and 2021, respectively.

Advertising
Advertising costs are expensed as incurred, with the exception of television advertisements, which are expensed the first time each advertisement is aired. Advertising costs amounted to $16.9 million, $25.5 million and $23.6 million, in the years ended December 31, 2023, 2022 and 2021, respectively.
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
Foreign Currency Translation
The Company’s consolidated financial statements are reported in U.S. dollars. Assets and liabilities denominated in foreign currencies were translated to U.S. dollars, the reporting currency, at the exchange rates in effect on the balance sheet date. Revenue and expenses denominated in foreign currencies were translated to U.S. dollars using a weighted average rate for the relevant reporting period. Cumulative translation adjustments of $(0.1) million, $(2.8) million, and $1.6 million were recorded in accumulated other comprehensive loss (income) as of December 31, 2023, 2022, and 2021, respectively.

Reclassifications
Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings, total assets, total liabilities, or total shareholders' equity.

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

For the Company’s Canadian business, all plans are written by Omega and the risk is assumed by the Company through a fronting and reinsurance agreement. Premiums are recognized and earned pro rata over the terms of the related customer contracts. Revenue recognized from the agreement in 2023, 2022, and 2021 was $167.6 million, $135.9 million and $112.0 million, respectively, and deferred revenue relating to this arrangement at December 31, 2023 and 2022 was $9.5 million and $6.4 million, respectively. Reinsurance revenue was 15%, 15%, and 16% of total revenue in 2023, 2022, and 2021, respectively. Cash designated for the purpose of paying claims related to this reinsurance agreement was $11.2 million and $7.2 million at December 31, 2023 and 2022, respectively. In addition, as required by the Office of the Superintendent of Financial Institutions regulations related to the Company’s reinsurance agreement with Omega, the Company is required to fund a Canadian Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of December 31, 2023, the account balance was CAD $15.7 million and the Company was in compliance with all requirements.

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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 related to improving segment disclosures. This ASU enhances disclosures about significant segment expenses, allows for multiple measures of a segment's profit or loss, and requires additional disclosures about the Chief Operating Decision Maker. The ASU is effective for annual periods beginning after December 15, 2023, including interim periods within that reporting period, with early adoption permitted. As of year-end, the Company is still evaluating the impact on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 which improves and expands upon the income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The ASU is effective for annual periods beginning after December 15, 2024, including interim periods within that reporting period, with early adoption permitted. As of year-end, the Company is still evaluating the impact on its consolidated financial statements.

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
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	As of December 31,
	2023	2022	2021
Stock options	408,970	629,650	807,205
Restricted stock awards and restricted stock units	714,382	1,112,552	1,087,627

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
As of the acquisition date, the Company assumed a credit agreement entered into by PetExpert in 2021 that provides for a revolving line of credit. This line of credit was due and paid in full in May 2023.
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

4. Property, Equipment, and Internal-Use Software, Net
Property, equipment, and internal-use software, net consisted of the following (in thousands):

	December 31,
	2023	2022
Land and improvements	$15,911	$15,911
Building and improvements	48,974	48,963
Software	40,097	34,779
Office equipment and other	6,129	6,814
Construction in progress	34,627	21,415
Property, equipment and internal-use software, at cost	145,738	127,882
Less: Accumulated depreciation	(42,088)	(37,181)
Property and equipment, net	$103,650	$90,701
Depreciation expense related to property, equipment, and internal-use software was $6.7 million, $6.1 million and $7.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

5. Goodwill and Intangible Assets
Goodwill arises from business acquisitions in which the purchase price exceeds the fair value of tangible and intangible assets acquired less assumed liabilities.
The following is a summary of goodwill by reportable segment for the years ended December 31, 2023 and 2022 (in thousands):

	Subscription Business	Other Business	Total
Balance as of January 1, 2022	$32,709	$—	$32,709
Acquisitions	12,159	—	12,159
Effects of foreign currency	(2,885)	—	(2,885)
Balance as of December 31, 2022	41,983	—	41,983
Effects of foreign currency	1,730	—	1,730
Balance as of December 31, 2023	$43,713	$—	$43,713

The following table presents the detail of intangible assets other than goodwill for the periods presented (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life Remaining as of December 31, 2023
December 31, 2023:
Licenses	$4,773	$—	$4,773	N/A
Leases	848	(848)	—	—
Trade name	1,294	(412)	882	6.8
Developed technologies	17,278	(9,023)	8,255	2.6
Customer relationships	8,379	(4,855)	3,524	2.1
Patents, trademarks, and other	2,459	(1,148)	1,311	5.0
Total Intangibles	$35,031	$(16,286)	$18,745	2.8
December 31, 2022:
Licenses	$4,773	$—	$4,773
Leases	2,959	(2,866)	93
Trade name	1,228	(266)	962
Developed technologies	16,770	(5,164)	11,606
Customer relationships	7,980	(3,001)	4,979
Patents, trademarks, and other	2,768	(1,150)	1,618
Total Intangibles	$36,478	$(12,447)	$24,031
The Company acquired an insurance company in 2007, which originally included licenses in 23 states. These licenses were valued at $4.8 million. The Company is currently licensed in all 50 states, the District of Columbia and Puerto Rico. Insurance licenses are renewed annually upon payment of various fees assessed by the issuing state. Renewal costs are expensed as incurred. Insurance licenses are considered an indefinite-lived intangible asset given the planned renewal of the certificates of authority and applicable licenses for the foreseeable future.
Amortization expense associated with intangible assets was $5.7 million, $4.8 million, and $4.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.
As of December 31, 2023, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31:
2024	$5,345
2025	4,556
2026	1,482
2027	1,311
2028	164
Thereafter	443
Total	$13,301

6. Investments
Available-for sale securities are classified as short-term versus long-term investments based on whether they represent the investment of funds available for current operations. All available-for-sale securities are considered short-term in nature, with the exception of certain long-term investments that are being held for statutory requirements. Held-to-maturity securities are classified as short-term versus long-term investments based on the effective maturity dates. The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of December 31, 2023 and 2022 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2023
Long-term investments:
Available-for-sale investments
Foreign deposits	$11,869	$—	$—	$11,869
	$11,869	$—	$—	$11,869
Held-to-maturity investments
U.S. treasury securities	$997	$8	$—	$1,005
	$997	$8	$—	$1,005
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$44,425	$326	$(64)	$44,687
Mortgage-backed securities and collateralized mortgage obligations	10,460	69	(75)	10,454
Other asset-backed securities	12,422	67	(53)	12,436
Corporate bonds	36,404	332	(123)	36,613
	$103,711	$794	$(315)	$104,190
Held-to-maturity investments
U.S. Treasury securities	$13,179	$21	$(15)	$13,185
Certificates of deposit	12,298	—	—	12,298
	$25,477	$21	$(15)	$25,483

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2022
Long-term investments:
Available-for-sale investments
Foreign deposits	$7,683	$—	$—	$7,683
	$7,683	$—	$—	$7,683
Held-to-maturity investments
U.S. treasury securities	$158	$—	$(4)	$154
	$158	$—	$(4)	$154
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$42,833	$17	$(203)	$42,647
Mortgage-backed securities and collateralized mortgage obligations	8,015	8	(105)	7,918
Other asset-backed securities	11,286	8	(85)	11,209
Municipal bond	1,000	—	(6)	994
Corporate bonds	37,793	95	(357)	37,531
	$100,927	$128	$(756)	$100,299
Held-to-maturity investments
U.S. Treasury securities	$12,059	$—	$(58)	$12,001
Certificates of deposit	3,254	—	—	3,254
U.S. government funds	41,192	—	—	41,192
	$56,505	$—	$(58)	$56,447

Maturities of investments classified as available-for-sale and held-to-maturity were as follows (in thousands):

	December 31, 2023
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$2,420	$2,408
Due after one year through five years	90,278	90,761
	$92,698	$93,169
Available-for-sale collateralized:
Mortgage-backed securities and collateralized mortgage obligations	$10,460	$10,454
Other asset-backed securities	12,422	12,436
	$22,882	$22,890
Held-to-maturity:
Due under one year	$25,477	$25,483
Due after one year through five years	997	1,005
	$26,474	$26,488
The Company does not expect any credit losses from its held-to-maturity investments, considering the composition of the investment portfolio and the credit loss history of these investments. For available-for-sale investments, the Company determined that there were unrealized losses of $0.3 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, $18.9 million in available-for-sale investments have been in a loss position for more than twelve months, with total unrealized losses of $0.2 million. As of December 31, 2023, $25.9 million available-for-sale investments have been in a loss position for less than twelve months, with total unrealized losses of $0.1 million. As of December 31, 2022, no available-for-sale investments had been in a loss position for more than twelve months. As of December 31, 2022, $76.3 million available-for-sale investments had been in a loss position for less than twelve months, with total unrealized losses of $0.8 million. These losses relate to interest rate changes. The Company does not expect any credit losses from its available-for-sale investments, considering the composition of the investment portfolio and the credit rating of these investments. For those securities, the Company determined it is not likely to, and does not intend to, sell prior to a potential recovery.
Proceeds from the sales of fixed maturities classified as available-for-sale were $114.7 million and $43.0 million during the years ended December 31, 2023 and 2022, respectively.

7. Other Investments
Preferred Stock Investment
The Company has invested $7.0 million in the preferred stock of a variable interest entity, Baystride, Inc., a U.S.-based privately held corporation operating in the pet food industry. The Company does not have power over the activities that most significantly impact the economic performance of the entity and is, therefore, not the primary beneficiary. The Company has the option to purchase all of the outstanding common stock issued by the entity in August 2027 at an amount approximating its expected fair value. The preferred stock investment in the entity is redeemable, and therefore, is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date — see Note 8.
Additionally, the Company has extended a $7.0 million revolving line of credit to the variable interest entity to fund its inventory purchases, which will increase annually by $2.0 million until the note’s maturity in 2027. Borrowing amounts are subject to limitations based on Baystride’s forecasted revenues and inventory balances. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit, including accrued interest, was $4.0 million and $6.3 million as of December 31, 2023 and 2022, respectively. The Company has also entered into a series of agreements to provide ancillary services to, and receive reimbursement from, the variable interest entity at cost. The Company provided $0.4 million and $0.8 million of these services for the years ended December 31, 2023 and 2022, respectively.

Allowance for Credit Loss
The Company regularly evaluates its investments for expected credit losses. The Company considers past events, current conditions, and reasonable and supportable forecasts in estimating an allowance for credit losses. Additionally, the Company considers the ultimate collection of cash flows from its investments and whether the Company has the intent to sell, or if it is more likely than not the Company would be required to sell the security prior to recovery of its amortized cost. Such evaluations are revised as conditions change and new information becomes available. Based on these considerations, the Company has established an allowance for credit losses related to its investment in the preferred stock of a variable interest entity. The following table presents a rollforward of the allowance for credit losses for this investment.

Balance as of January 1, 2022	$—
(Addition to) allowance for credit losses	—
Balance as of December 31, 2022	—
(Addition to) allowance for credit losses	(1,674)
Balance as of December 31, 2023	$(1,674)
Investment in Joint Venture
In September 2018, the Company acquired a non-controlling equity interest in a joint venture in Australia, whereby it has committed to licensing certain intellectual property and contributing up to $2.2 million AUD upon the achievement of specific operational milestones over a period of at least four years from the agreement execution date. As of December 31, 2023, the Company has contributed $1.3 million AUD. This equity investment is accounted for using the equity method and is classified in other long-term assets on the Company's consolidated balance sheet. The Company's share of income and losses from this equity method investment is included in gain (loss) from investment in joint venture on its consolidated statement of operations. Also included in this line item are income and expenses associated with administrative services provided to the joint venture.

8. Fair Value
Fair Value Disclosures
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$67,360	$67,360	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	10,454	—	10,454	—
Other asset-backed securities	12,436	—	12,436	—
Corporate bonds	36,613	—	36,613	—
Foreign deposits	11,869	11,869	—	—
U.S. Treasury securities	44,687	—	44,687	—
Preferred stock investment	5,326	—	—	5,326
Total	$188,745	$79,229	$104,190	$5,326

	As of December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$1,633	$1,633	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	7,918	—	7,918	—
Other asset-backed securities	11,209	—	11,209	—
Corporate bonds	37,531	—	37,531	—
Foreign deposits	7,683	7,683	—	—
Municipal bond	994	—	994	—
U.S. Treasury securities	42,647	—	42,647	—
Preferred stock investment	4,115	—	—	4,115
Total	$113,730	$9,316	$100,299	$4,115
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
The Company's preferred stock investment (see Note 7) is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement, and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. The estimated fair value was $5.3 million and $4.1 million as of December 31, 2023 and 2022, respectively, and is recorded in other long-term assets on the Company's consolidated balance sheet.
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the years ended December 31, 2023 and 2022.

The following table presents the change in fair value of the Company’s investment carried at fair value and classified as Level 3 as of December 31, 2023 (in thousands):

Preferred Stock Investment
Balance as of January 1, 2021	$7,949
Unrealized gain included in other comprehensive income (loss)	493
Balance as of December 31, 2021	$8,442
Unrealized loss included in other comprehensive income (loss)	(4,327)
Balance as of December 31, 2022	$4,115
Reversal of cumulative unrealized loss included in other comprehensive income (loss)	2,885
Credit loss included in earnings	(1,674)
Balance as of December 31, 2023	$5,326

Fair Value Disclosures - Other Assets and Liabilities
The Company's other long-term assets balance also included notes receivable of $6.8 million and $9.3 million as of December 31, 2023 and 2022, respectively, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at December 31, 2023.

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

10. Reserve for Veterinary Invoices
The reserve for veterinary invoices is an estimate of the future amount the Company will pay for veterinary invoices that haven't been processed or received but that are dated as of, or prior to, its balance sheet date. The reserve also includes the Company's estimate of related internal processing costs. The reserve estimate involves actuarial projections, and is based on management's assessment of facts and circumstances currently known, and assumptions about anticipated patterns. The Company uses generally accepted actuarial methodologies, such as paid loss development methods, in estimating the amount of the reserve for veterinary invoices. The reserve is made for each of the Company's segments, subscription and other business, and is continually refined as the Company receives and pays veterinary invoices. Changes in management's assumptions and estimates may have a relatively large impact to the reserve and associated expense.
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Year Ended December 31,
Subscription	2023	2022	2021
Reserve at beginning of year	$21,543	$22,407	$19,925
Veterinary invoices during the period related to:
Current year	540,396	439,679	357,859
Prior years	2,800	(2,799)	(1,411)
Total veterinary invoice expense	543,196	436,880	356,448
Amounts paid during the period related to:
Current year	506,294	414,778	333,182
Prior years	23,001	18,739	16,109
Total paid	529,295	433,517	349,291
Non-cash expenses	3,896	4,227	4,675
Reserve at end of period	$31,548	$21,543	$22,407
The Company had unfavorable development on veterinary invoice reserves for the subscription business segment of $2.8 million for the year ended December 31, 2023, favorable development on veterinary invoice reserves of $2.8 million for the year ended December 31, 2022, and favorable development on veterinary invoice reserves of $1.4 million for the year ended December 31, 2021, all of which were the result of ongoing analysis of recent payment trends.

Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Year Ended December 31,
Other Business	2023	2022	2021
Reserve at beginning of year	$22,191	$17,264	$9,004
Veterinary invoices during the period related to:
Current year	287,361	211,729	129,826
Prior years	498	1,128	(212)
Total veterinary invoice expense	287,859	212,857	129,614
Amounts paid during the period related to:
Current year	256,616	190,031	112,574
Prior years	21,744	17,899	8,780
Total paid	278,360	207,930	121,354
Non-cash expenses	—	—	—
Reserve at end of period	$31,690	$22,191	$17,264

The Company had unfavorable development on veterinary invoice reserves for the other business segment of $0.5 million for the year ended December 31, 2023, unfavorable development on veterinary invoice reserves of $1.1 million for the year ended December 31, 2022, and favorable development on veterinary invoice reserves of $0.2 million for the year ended December 31, 2021, all of which were the result of ongoing analysis of recent payment trends.
Reserve for veterinary invoices, by year of occurrence

In the following tables, the cumulative number of veterinary invoices represents the total number received as of December 31, 2023, by year the veterinary invoice relates to, referred to as the year of occurrence. If a pet is injured or becomes ill, multiple trips to the veterinarian may result in several invoices. Each of these veterinary invoices is included in the cumulative number, regardless of whether the veterinary invoice was paid. Information for years 2020 through 2022 is provided as required supplementary information. Amounts in these tables are presented on a constant currency basis to remove the impact of changes in the foreign currency exchange rate on development. The cumulative expenses as of the end of each year are revalued using the currency exchange rate as of December 31, 2023.

The following table summarizes the development of veterinary invoice expense, on a constant currency basis, for the Company's subscription business segment by year of occurrence (in thousands, except for cumulative number of veterinary invoices data):

	Cumulative veterinary invoice expenses				Reserve	Cumulative number of veterinary invoices

	As of December 31,				As of December 31,
Subscription	2020	2021	2022	2023	2023	2023
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2020	$279,236	$278,325	$277,839	$278,342	$—	1,205,693
2021		$354,083	$351,797	$352,320	$—	1,482,674
2022			$438,148	$439,448	$1,342	1,775,110
2023				$542,362	$30,206	1,981,465
				$1,612,472	$31,548

The following table summarizes the development of veterinary invoice expense, on a constant currency basis, for the Company's other business segment by year of occurrence (in thousands, except for cumulative number of veterinary invoices data):

	Cumulative veterinary invoice expenses				Reserve	Cumulative number of veterinary invoices

	As of December 31,				As of December 31,
Other Business	2020	2021	2022	2023	2023	2023
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2020	$72,289	$72,026	$72,255	$72,352	$—	536,416
2021		$129,814	$130,650	$130,577	$—	906,658
2022			$211,724	$212,163	$945	1,289,524
2023				$287,365	$30,745	1,414,664
				$702,457	$31,690

Cumulative paid veterinary invoice expense

In the following tables, amounts are by the year the veterinary invoice relates to, referred to as the year of occurrence. Amounts in these tables are presented on a constant currency basis to remove the impact of changes in the foreign currency exchange rate. The cumulative amounts paid as of the end of each year are revalued using the currency exchange rate as of December 31, 2023. Information for years 2020 through 2022 is provided as required supplementary information.

The following table summarizes the amounts paid for veterinary invoices, inclusive of related internal processing costs and reported on a constant currency basis, for the subscription segment (in thousands):

	Year Ended December 31,
Subscription	2020	2021	2022	2023
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2020	$261,780	$276,589	$277,839	$278,342
2021		$334,187	$350,925	$352,320
2022			$417,419	$438,106
2023				$512,156
				$1,580,924
Total amounts unpaid and recorded as a liability				$31,548

The following table summarizes the amounts paid for veterinary invoices, inclusive of related internal processing costs and reported on a constant currency basis, for the other business segment (in thousands):

	Year Ended December 31,
Other Business	2020	2021	2022	2023
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2020	$63,362	$72,013	$72,255	$72,352
2021		$112,562	$130,157	$130,577
2022			$190,026	$211,218
2023				$256,620
				$670,767
Total amounts unpaid and recorded as a liability				$31,690

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
The Credit Facility bears interest at a floating base rate plus an applicable margin. The stated interest rate as of December 31, 2023 was approximately 10.5% for the original $60.0 million term loan and for the aggregate $75.0 million term loans. The Company incurred total debt issuance cost of approximately $5.9 million, which is reported in the consolidated balance sheet as a direct reduction from the carrying amount of the Credit Facility, and is amortized as interest expense over the term of five years.
The Credit Facility is secured by substantially all assets of the Company and its subsidiaries. Proceeds from the Credit Facility may be used for permitted acquisitions and investments, working capital and other general corporate purposes. The Credit Agreement contains financial and other covenants. As of December 31, 2023, the Company was in compliance with all financial and other covenants.
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
Future principal payments on outstanding borrowings as of December 31, 2023 are as follows (in thousands):

Year Ending December 31,	December 31, 2023
2024	$1,350
2025	1,350
2026	1,350
2027	72,113
2028	57,125
Thereafter	—
Total	$133,288

12. Stock-Based Compensation
Stock-based compensation expense includes stock options and restricted stock units granted to employees and other service providers and has been reported in the Company’s consolidated statements of operations depending on the function performed by the employee or other service provider. Stock-based compensation expense recognized in each category of the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Veterinary invoice expense	$3,667	$4,145	$4,538
Other cost of revenue	1,612	2,339	2,610
Technology and development	2,846	4,742	3,056
General and administrative	17,717	12,831	8,862
New pet acquisition expense	7,319	9,336	9,160
Total expensed stock-based compensation	33,161	33,393	28,226
Capitalized stock-based compensation	2,135	1,633	676
Total stock-based compensation	$35,296	$35,026	$28,902
As of December 31, 2023, the Company had 714,382 unvested restricted stock units. Stock-based compensation expense of $44.6 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 2.4 years.
In March 2023, two executives terminated employment with the Company and one executive signed a separation agreement effective June 1, 2023. In conjunction with these departures, the Company accelerated the vesting of certain RSUs as of the termination date and extended the purchase date of certain vested options from 90 to 365 days. These award modifications resulted in the recognition of $4.8 million share-based compensation expense during the year ended December 31, 2023.
Stock Options
The grant date fair value of stock option awards are estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any new stock options during the years ended December 31, 2023, 2022, and 2021.

The following table presents information regarding stock options granted, exercised and forfeited for the periods presented:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2021	1,459,290	$9.93	$160,200
Granted	—	—	—
Exercised	(647,164)	5.59	58,200
Forfeited	(4,921)	13.66	—
Outstanding as of December 31, 2021	807,205	13.39	95,765
Granted	—	—	—
Exercised	(174,721)	12.82	10,931
Forfeited	(2,834)	18.87	—
Outstanding as of December 31, 2022	629,650	13.53	21,410
Granted	—	—	—
Exercised	(213,848)	12.47	3,720
Forfeited	(6,832)	12.80	—
Outstanding as of December 31, 2023	408,970	14.09	6,715

Exercisable at December 31, 2023	408,970	$14.09	$6,715
As of December 31, 2023, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 2.5 years.

The fair value of options vested were as follows for the years ended December 31, 2023, 2022, and 2021. The Company didn't grant any stock options in these three years.

Fair Value of Options Vested (in thousands)
Year:
2021	$313
2022	$—
2023	$—

Restricted Stock Awards and Restricted Stock Units
A summary of the Company’s restricted stock award and restricted stock unit activity for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of January 1, 2021	782,755	$34.81
Granted	787,730	101.32
Vested	(426,725)	40.10
Forfeited	(56,133)	72.93
Unvested shares as of December 31, 2021	1,087,627	78.94
Granted	623,401	84.11
Vested	(516,077)	72.81
Forfeited	(82,399)	81.91
Unvested shares as of December 31, 2022	1,112,552	84.46
Granted	366,870	26.77
Vested	(669,413)	72.52
Forfeited	(95,627)	79.60
Unvested shares as of December 31, 2023	714,382	$66.64

13. Stockholders’ Equity
Common Stock and Preferred Stock
As of December 31, 2023, the Company had 100,000,000 shares of common stock authorized and 41,858,866 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At December 31, 2023, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the Board), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of the Company's common stock. The Company repurchased no shares during the year ended December 31, 2023. The Company repurchased 95,021 shares under this program during the year ended December 31, 2022.

14. Accumulated Comprehensive Income (Loss)
A summary of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2021	$2,120	$951	$3,071
Other comprehensive income (loss)	(496)	502	6
Balance as of December 31, 2021	$1,624	$1,453	$3,077
Other comprehensive income (loss)	(4,412)	(4,966)	(9,378)
Balance as of December 31, 2022	$(2,788)	$(3,513)	$(6,301)
Other comprehensive income (loss)	2,712	3,992	6,704
Balance as of December 31, 2023	$(76)	$479	$403

15. Segments
The Company has two aggregated reporting segments: subscription business and other business. The subscription business segment consists of products that have been created to meet the needs of their distribution channels and have similar target margin profiles. This segment generates revenue primarily from subscription fees related to the Company's direct-to-consumer products. The other business segment generates revenue primarily by underwriting policies on behalf of third parties. The Company does not undertake marketing efforts for these policies and has a business-to-business relationship with these third-parties. The other business segment also includes other products and insurance software solutions that have a different margin profile from the Company’s subscription business segment.
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
Operating income (loss) of the Company’s segments were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Subscription business:
Revenue	$712,906	$596,610	$494,862
Veterinary invoice expense	543,196	436,880	356,448
Other cost of revenue	70,490	60,804	51,216
Technology and development	13,765	16,555	11,942
General and administrative	36,256	25,964	22,579
New pet acquisition expense	77,172	88,959	78,148
Depreciation and amortization	8,021	7,205	8,494
Subscription business operating loss	(35,994)	(39,757)	(33,965)

Other business:
Revenue	395,699	308,569	204,129
Veterinary invoice expense	287,859	212,857	129,614
Other cost of revenue	76,044	72,453	57,367
Technology and development	7,638	8,578	4,924
General and administrative	23,951	13,415	9,314
New pet acquisition expense	200	541	499
Depreciation and amortization	4,453	3,716	3,471
Other business operating loss	(4,446)	(2,991)	(1,060)
Gain (loss) from investment in joint venture	(219)	(253)	(171)
Total operating loss	(40,659)	(43,001)	(35,196)
Interest expense	12,077	4,267	10
Other expense (income), net	(7,701)	(3,072)	14
Loss before income taxes	$(45,035)	$(44,196)	$(35,220)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$935,312	$764,349	$580,966
Canada and other	173,293	140,830	118,025
Total revenue	$1,108,605	$905,179	$698,991
Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2023 and 2022.

16. Dividend Restrictions and Statutory Surplus
The Company’s business operations are conducted through subsidiaries, one of which is an insurance company domiciled in New York, American Pet Insurance Company (APIC), and one of which is a segregated cell business, Wyndham Segregated Account AX, located in Bermuda. In 2022, the Company incorporated a new wholly-owned insurance subsidiary, GPIC Insurance Company (GPIC), domiciled in Canada. In 2021, the Company established two new wholly-owned insurance subsidiaries in the United States, ZPIC Insurance Company (ZPIC) and QPIC Insurance Company (QPIC), domiciled in Missouri and Nebraska, respectively. In addition to general state law restrictions on payments of dividends and other distributions to stockholders applicable to all corporations, insurance companies are subject to further regulations that, among other things, may require such companies to maintain certain levels of equity and restrict the amount of dividends and other distributions that may be paid to their parent corporations.
Applicable regulations generally restrict the ability of the insurance entities to pay dividends to its holding company parent. These restrictions are based in part on the prior year’s statutory income and surplus. In the United States, dividends up to specified levels are generally considered ordinary and may be paid without prior approval. Dividends, in larger amounts, known as extraordinary dividends, are subject to approval by the insurer's domiciliary state regulator. An extraordinary dividend or distribution is generally defined as a dividend or distribution that, in the aggregate in any 12-month period, exceeds the lesser of (i) 10% of surplus as of the preceding December 31 or (ii) the insurer’s adjusted net investment income for the 12-month period immediately preceding the declaration or distribution of the current dividend increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto, and not including realized capital gains. APIC paid dividends of $7.6 million to the Company during the year ended December 31, 2023. None of the Company's U.S. insurance subsidiaries paid dividends to the Company during the years ended December 31, 2022 and 2021.
The Company's insurance subsidiary in Bermuda is regulated by the Bermuda Monetary Authority. Under the Bermuda Companies Act of 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would be after the payment, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. The Segregated Accounts Company Act of 2000 further requires that dividends out of a segregated account can only be paid to the extent that the cell remains solvent. The value of its assets must remain greater than the aggregate of its liabilities, issued share capital, and share premium accounts. Per our contractual agreements with Wyndham Insurance Company (SAC) Limited, the allowable dividend is equivalent to the positive undistributed profit attributable to the shares. This insurance subsidiary paid the Company a dividend of $7.3 million, $6.9 million, and $5.6 million during the years ended December 31, 2023, 2022 and 2021, respectfully.
The statutory net income for 2023, 2022 and 2021 and statutory capital and surplus at December 31, 2023, 2022 and 2021, for APIC were as follows (in thousands):

	As of December 31,
	2023	2022	2021
Statutory net income	$40,076	$35,227	$24,409
Statutory capital and surplus	$199,613	$162,232	$124,189
As of December 31, 2023, APIC maintained $199.6 million of statutory capital and surplus which was above the required amount of $137.6 million of statutory capital and surplus to avoid additional regulatory oversight.
During the year ended December 31, 2023, the Company funded $3.8 million, $0.2 million, and CAD $8.5 million of statutory capital to APIC, ZPIC and GPIC, respectively. During the year ended December 31, 2022, the Company funded $8.0 million and $7.8 million of statutory capital to ZPIC and QPIC, respectively. ZPIC, QPIC and GPIC will each be required to maintain a level of surplus as determined by their respective domiciliary regulators. As of December 31, 2023, neither ZPIC, QPIC nor GPIC has begun underwriting any insurance policies.
As of December 31, 2023, the Company had $14.6 million on deposit with various states in which it is licensed to write policies.

17. Income Taxes
Loss before income taxes was as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(41,019)	$(43,794)	$(34,052)
Foreign	(4,016)	(402)	(1,168)
	$(45,035)	$(44,196)	$(35,220)
The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
U.S. federal & state	$(8)	$82	$58
Foreign	464	814	2,066
	456	896	2,124
Deferred:
U.S. federal & state	7	11	(15)
Foreign	(805)	(431)	(1,799)
	(798)	(420)	(1,814)
Income tax expense (benefit)	$(342)	$476	$310

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is presented below:

	Year Ended December 31,
	2023	2022	2021
Federal income taxes at statutory rate	21.0%	21.0%	21.0%
U.S. state income taxes	7.9	3.5	7.5
Equity compensation	(9.2)	2.5	30.4
Change in valuation allowance	(19.1)	(26.7)	(58.4)
Other, net	(0.1)	(1.7)	(1.7)
Credits	0.3	0.3	0.3
Effective income tax rate	0.8%	(1.1)%	(0.9)%

The principal components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Deferred revenue	$10,017	$8,610
Accruals and reserves	2,190	1,860
Net operating loss carryforwards	71,231	63,772
Depreciation and amortization	2,310	1,421
Equity compensation	1,875	3,179
Credits	1,147	997
Other	1,995	1,661
Total deferred tax assets	90,765	81,500
Deferred tax liabilities:
Deferred costs	(1,549)	(1,322)
Intangible assets	(3,103)	(3,603)
Other	(3,471)	(2,398)
Total deferred tax liabilities	(8,123)	(7,323)
Total deferred taxes	82,642	74,177
Less deferred tax asset valuation allowance	(85,245)	(77,507)
Net deferred tax liability	$(2,603)	$(3,330)
At December 31, 2023, the Company had U.S. federal, U.S. state, and foreign net operating loss carryforwards of $71.2 million (tax-effected) and U.S. federal income tax credits of $1.1 million. Use of carryforwards is limited based on the future income of the Company. The federal net operating loss carryforwards will begin to expire in 2026. Foreign net operating loss carryforwards will begin to expire in 2024. U.S. federal income tax credits will begin to expire in 2036. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards and credit carryforwards may be limited if the Company experiences an ownership change. As of December 31, 2023, the utilization of approximately $0.5 million of net operating losses are subject to limitation as a result of prior ownership changes; however, subsequent ownership changes may further affect the limitation in future years.
A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its U.S. Federal, the majority of its U.S. State, and a portion of its foreign deferred tax assets as of December 31, 2023, 2022, and 2021 because the Company’s management has determined that it is more likely than not that these assets will not be fully realized.
For the year ended December 31, 2023, the Company recognized a net increase of $7.7 million in valuation allowance against its net deferred tax assets associated with U.S. federal and certain foreign and U.S. state jurisdictions, primarily attributable to current year activity.
The Company is open to examination by the U.S. federal tax jurisdiction for the years ended December 31, 2020 through 2023, and is also open to examination for 2006 and forward with respect to net operating loss carryforwards generated and carried forward from those years in the United States. The Company is subject to taxation in various states and countries, and may be subject to audit or examination by the relevant authorities in respect to those particular jurisdictions primarily for 2018 and thereafter.
For the year ended December 31, 2023, the Company intends to invest substantially all of its foreign subsidiary earnings, as well as its capital in its foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which it would incur significant, additional costs upon repatriation of such amounts. A deferred tax liability related to taxes due upon repatriation to the U.S. has not been recorded.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$151	$138	$133
Increases (decreases) to tax positions related to prior periods	(72)	8	—
Increases to tax positions related to the current year	1	5	5
Balance, end of year	$80	$151	$138

18. Employee Benefits
The Company has a 401(k) plan for its U.S. employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The plan also allows the Company to make a matching contribution, subject to certain limitations. As of December 31, 2023, the Company has made no matching contributions to the 401(k) plan.

19. Related Parties
In August 2018, the Company invested $0.3 million in a limited liability entity in exchange for a 17.5% ownership interest. The investee is considered to be a related party, as the Company has the ability to exercise significant influence over the investee. In February 2020, the Company entered into a service agreement with the investee, under which the Company incurred $2.2 million and $3.5 million of expenses for consulting services provided by the investee related to pet acquisition during the years ended December 31, 2023 and 2022, respectively, recorded as new pet acquisition expense on the Company's consolidated statement of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2023, the disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, described below.

Notwithstanding the identified material weaknesses described below, management does not believe that these material weaknesses had an adverse effect on our reported operating results or financial condition and management has determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition, results of operations, and cash flows at and for the periods presented in accordance with U.S. GAAP.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2023, its internal control over financial reporting was not effective because management identified material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We noted a material weakness related to the design of information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology (IT) systems related to revenue, veterinary invoice expense, accounts receivable, reserve for veterinary invoices and deferred revenue in our subscription business segment. We believe that these control deficiencies were a result of: (1) risk-assessment processes that were inadequate to identify and assess the scope of IT systems that could impact internal controls over financial reporting; and (2) IT control processes lacking sufficient documentation around the affected systems. Process level controls (business and automated) that are dependent on the affected IT environments were also deemed ineffective.

We also noted a material weakness related to the processing of transactions performed by an unaffiliated general agent related to revenue, veterinary invoice expense, accounts receivable, reserve for veterinary invoices and deferred revenue accounts within our other business segment. The Company had not sufficiently evaluated the design of processes and controls over such transactions, including ITGCs and process level controls.

These material weaknesses did not result in any material misstatements to the financial statements in this Form 10-K, and we have not identified any changes required to our previously issued financial statements.

We have completed substantive procedures for the year ended December 31, 2023. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-K. Ernst & Young LLP has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Form 10-K.

In addition, Ernst & Young LLP has issued a report on our internal control over financial reporting as of December 31, 2023, and its report appears below.

Planned Material Weakness Remediation Activities
Management has been, and intends to continue, implementing measures designed to remediate the control deficiencies contributing to the material weaknesses described above. The remediation actions for the material weakness related to the design of ITGCs in the areas of user access and program change-management over certain information technology include: (1) enhancing our IT compliance oversight function and expanding our team members with experience designing and implementing ITGCs; (2) developing a training program addressing ITGCs and policies, including educating control owners about the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems; (3) developing and maintaining documentation underlying ITGCs to promote knowledge transfer upon IT personnel and function changes; (4) developing enhanced risk assessment procedures and controls related to changes in IT systems; (5) implementing an IT management review and testing plan to monitor ITGCs; and (6) enhanced quarterly reporting on the remediation measures to the Audit Committee of our board of directors. With respect to the material weakness related to the processing of transactions performed by an unaffiliated general agent, we are developing our remediation plan.
A material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Until management has concluded that we have remediated the material weaknesses, we intend to continue completing additional substantive procedures sufficient for management to believe that our consolidated financial statements have been prepared in accordance with U.S. GAAP.
Changes in Internal Control
Except for changes relating to the material weaknesses identified above, there have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trupanion, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Trupanion, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Trupanion, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified a material weakness related to the design of information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology (IT) systems and related process controls related to revenue, veterinary invoice expense, accounts receivable, reserve for veterinary invoices and deferred revenue in the subscription business segment. Management has also identified a material weakness related to inadequate design of ITGC and process level controls over the processing of transactions performed by an unaffiliated general agent related to revenue, veterinary invoice expense, accounts receivable, reserve for veterinary invoices and deferred revenue accounts within the other business segment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 26, 2024, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Seattle, Washington
February 26, 2024

Item 9B. Other Information
Rule 10b5-1 Plan
During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated, including by modification, a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 11. Executive Compensation
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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
(a)(3) Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Trupanion, Inc.	8-K	001-36537	3.1	6/12/2023

3.2	Amended and Restated Bylaws of Trupanion, Inc.	8-K	001-36537	3.2	6/12/2023

4.1	Description of Capital Stock					X

4.2	Form of Common Stock Certificate.	S-1	333-196814	4.1	6/16/2014

10.1+	Form of Indemnity Agreement.	S-1	333-196814	10.1	6/16/2014

10.2+	2007 Equity Compensation Plan and forms of stock option agreements and exercise notices, restricted stock notice agreement and restricted stock agreement thereunder.	S-1	333-196814	10.2	6/16/2014

10.3+	2014 Equity Incentive Plan and forms of stock option award agreement, restricted stock agreement and restricted stock unit award agreement thereunder.	S-1	333-196814	10.3	6/16/2014

10.4+	2014 Employee Stock Purchase Plan.	S-1	333-196814	10.4	6/16/2014

10.5†	Agency Agreement between Omega General Insurance Company and Trupanion Brokers Ontario, Inc., effective January 1, 2015.	10-K	001-36537	10.13	2/24/2015

10.6†	Fronting and Administration Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.	10-K	001-36537	10.14	2/24/2015

10.7†	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.	10-K	001-36537	10.15	2/24/2015

10.8	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective July 1, 2020.	10-K	001-36537	10.23	2/14/2020

10.9	Addendum #11 to Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2024.					X

10.10	Addendum #1 to Fronting And Administration Agreement between Omega General Insurance Company and Wyndham Insurance Company (Sac) Limited, effective January 1, 2024.					X

10.11+	Compensation Program for Non-Employee Directors of Trupanion, Inc, as amended on April 21, 2023.	10-Q	001-36537	10.1	8/4/2023

10.12+	Form of Consulting Agreement.	8-K	001-36537	10.1	4/4/2023

10.13+	Form of Separation Agreement.	8-K	001-36537	10.2	4/4/2023

10.14+	Trupanion, Inc. Severance and Change in Control Plan effective July 28, 2023.	10-Q	001-36537	10.2	8/4/2023

10.15+	Offer Letter dated as of August 24, 2023, by and between the Company and Fawwad Qureshi.	8-K	001-36537	10.1	9/6/2023

10.13	Strategic Alliance Agreement, dated as of October 26, 2020 by and between Trupanion, Inc. and Aflac Incorporated.	8-K	001-36537	10.2	10/29/2020

10.14	Shareholder Agreement, dated as of October 26, 2020 by and between Trupanion, Inc. and Aflac Incorporated.	8-K	001-36537	10.3	10/29/2020

10.15†	Credit Agreement, dated as of March 25, 2022, by and among Trupanion, Inc., Piper Sandler Finance, LLC, as administrative agent, and the lenders party thereto.	10-Q	001-36537	10.1	4/29/2022

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney (reference is made to the signature page hereto).					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Compensation Clawback Policy					X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded LinkBase Documents.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan or arrangement.
†	Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act. The omitted portions of this exhibit have been filed separately with the SEC.
*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Seattle, state of Washington, on this 26th day of February, 2024.

TRUPANION, INC.

By:	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and Chairperson of the Board
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Darryl Rawlings, Fawwad Qureshi and Chris Kearns, and each of them, as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2024	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer and Chairperson of the Board (Principal Executive Officer)

Date: February 26, 2024	/s/ Fawwad Qureshi
Fawwad Qureshi Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 26, 2024	/s/ Max Broden
Max Broden Director

Date: February 26, 2024	/s/ Jacqueline Davidson
Jacqueline Davidson Director

Date: February 26, 2024	/s/ Paulette Dodson
Paulette Dodson Director

Date: February 26, 2024	/s/ Richard Enthoven
Richard Enthoven Director

Date: February 26, 2024	/s/ Dan Levitan
Dan Levitan Director

Date: February 26, 2024	/s/ Murray Low
Murray Low Director

Date: February 26, 2024	/s/ Betsy McLaughlin
Betsy McLaughlin Director

Date: February 26, 2024	/s/ Howard Rubin
Howard Rubin Director

Date: February 26, 2024	/s/ Zay Satchu
Zay Satchu Director

Schedule I - Condensed Financial Information of Registrant

Trupanion, Inc. Condensed Statements of Operations and Comprehensive Loss (Parent Company Only, in thousands)
	Year Ended December 31,
	2023	2022	2021
Expenses:
Veterinary invoice expense	$253	$4,144	$4,538
Other cost of revenue	240	2,340	2,610
Technology and development	1,507	4,930	3,130
General and administrative	5,345	16,346	11,714
New pet acquisition expense	806	9,351	9,177
Depreciation and amortization	494	289	473
Total expenses	8,645	37,400	31,642
Loss from investment in joint venture	(237)	(192)	(33)
Operating loss	(8,882)	(37,592)	(31,675)
Interest expense	11,998	4,255	(2)
Other income, net	(14,442)	(8,047)	(5,755)
Loss before equity in undistributed earnings of subsidiaries	(6,438)	(33,800)	(25,918)
Income tax benefit	15,766	14,544	12,272
Equity (loss) in undistributed earnings of subsidiaries	(54,021)	(25,416)	(21,884)
Net loss	$(44,693)	$(44,672)	$(35,530)
Other comprehensive income (loss), net of taxes:
Other comprehensive income (loss) of subsidiaries	6,704	(9,378)	6
Other comprehensive income (loss)	6,704	(9,378)	6
Comprehensive loss	$(37,989)	$(54,050)	$(35,524)

Trupanion, Inc. Condensed Balance Sheets (Parent Company Only) (In thousands, except share data)
	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$10,994	$16,052
Accounts and other receivables	1	5,739
Prepaid expenses and other assets	804	697
Total current assets	11,799	22,488
Restricted cash	22,963	19,032
Property and equipment, net	3,981	2,398
Intangible assets, net	5,808	5,710
Other long-term assets	12,540	13,960
Advances to and investments in subsidiaries	377,031	312,559
Total assets	$434,122	$376,147
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued liabilities, and other current liabilities	$336	$484
Long-term debt - current portion	1,350	750
Total current liabilities	1,686	1,234
Long-term debt	127,580	68,354
Deferred tax liabilities	1,106	1,100
Other liabilities	28	162
Total liabilities	130,400	70,850
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 42,887,052 and 41,858,866 shares issued and outstanding at December 31, 2023; 42,041,344 and 41,013,158 shares issued and outstanding at December 31, 2022	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	536,108	499,694
Accumulated other comprehensive income (loss)	403	(6,301)
Accumulated deficit	(216,255)	(171,562)
Treasury stock, at cost: 1,028,186 shares at December 31, 2023 and 2022	(16,534)	(16,534)
Total stockholders’ equity	303,722	305,297
Total liabilities and stockholders’ equity	$434,122	$376,147

Trupanion, Inc. Condensed Statements of Cash Flows (Parent Company Only, in thousands)
	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(44,693)	$(44,672)	$(35,530)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Loss attributable to investments in subsidiaries	39,184	19,331	17,501
Dividends from subsidiaries	14,837	6,942	5,567
Depreciation and amortization	494	289	473
Stock-based compensation expense	4,575	33,393	28,226
Other, net	4,200	533	(161)
Changes in operating assets and liabilities	6,194	(166)	(1,219)
Net cash provided by operating activities	24,791	15,650	14,857
Investing activities
Cash paid in business acquisition, net of cash acquired	—	(15,034)	—
Purchases of property and equipment	(172)	(516)	(280)
Advances to and investments in subsidiaries	(87,198)	(71,671)	(71,721)
Other investments	1,586	(1,598)	(1,755)
Net cash used in investing activities	(85,784)	(88,819)	(73,756)
Financing activities
Proceeds from debt financing, net of financing fees	59,972	69,138	—
Repayments of debt financing	(1,225)	(487)	—
Repurchase of common stock	—	(5,755)	—
Proceeds from exercise of stock options	2,655	2,290	3,607
Taxes paid related to net share settlement of equity awards	(1,536)	(4,359)	(4,732)
Net cash (used in) provided by financing activities	59,866	60,827	(1,125)
Net change in cash, cash equivalents, and restricted cash	(1,127)	(12,342)	(60,024)
Cash, cash equivalents, and restricted cash at beginning of period	35,084	47,426	107,450
Cash, cash equivalents, and restricted cash at end of period	$33,957	$35,084	$47,426

1. Organization and Presentation
The accompanying condensed financial statements present the financial position, results of operations and cash flows for Trupanion, Inc. These condensed unconsolidated financial statements should be read in conjunction with the consolidated financial statements of Trupanion, Inc. and its subsidiaries and the notes thereto (the Consolidated Financial Statements). Investments in subsidiaries are accounted for using the equity method of accounting. Trupanion, Inc. received cash dividends from subsidiaries of $14.9 million, $6.9 million and $5.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. These cash dividends were recorded within Trupanion, Inc.'s other income and were eliminated within the consolidated financial statements of Trupanion, Inc.
The Company has made an immaterial presentation error correction within the Condensed Statements of Cash Flows, reclassifying prior years' dividends from subsidiaries from investing to operating activities. Additional information about Trupanion, Inc.’s accounting policies pertaining to intangible assets, commitments and contingencies, stock-based compensation, stockholders’ equity, and income taxes are set forth in Notes 5, 9, 12, 13, and 17, respectively, to the Consolidated Financial Statements.

Compensation expense related to stock-based transactions, including employee and non-employee stock option awards, restricted stock awards, and restricted stock units, is measured and recognized in the financial statements based on fair value. Effective January 1, 2023, we entered into an intercompany agreement with a non-insurance subsidiary whereby stock-based compensation costs are allocated to this entity. For the year ended December 31, 2023, stock-based compensation expenses of $28.3 million were included within equity (loss) in undistributed earnings of subsidiaries within the Condensed Statements of Operations and Comprehensive Loss and in advances to and investments in subsidiaries in the Condensed Balance Sheets. There was no impact to net income as a result of this intercompany agreement.