Form 10-Q
period 2024-03-31
TRUPANION, INC.
filed 2024-05-03
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 26, 2024, there were approximately 42,020,485 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRUPANION, INC. Condensed Consolidated Statements of Operations (in thousands, except share data) (unaudited)
	Three Months Ended March 31,
	2024	2023
Revenue	$306,121	$256,329
Cost of revenue:
Veterinary invoice expense(1)	233,569	194,137
Other cost of revenue(1)	36,325	35,846
Total cost of revenue	269,894	229,983
Operating expenses:
Technology and development(1)	6,960	4,900
General and administrative(1)	14,673	21,017
New pet acquisition expense(1)	16,843	21,642
Depreciation and amortization	3,785	3,202
Total operating expenses	42,261	50,761
Loss from investment in joint venture	(103)	(71)
Operating loss	(6,137)	(24,486)
Interest expense	3,596	2,387
Other income, net	(2,843)	(1,902)
Loss before income taxes	(6,890)	(24,971)
Income tax benefit	(38)	(191)
Net loss	$(6,852)	$(24,780)

Net loss per share:
Basic and diluted	$(0.16)	$(0.60)
Weighted average shares of common stock outstanding:
Basic and diluted	41,917,094	41,107,889

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	$924	$853
Other cost of revenue	466	465
Technology and development	1,254	708
General and administrative	3,449	8,219
New pet acquisition expense	2,059	2,086

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)
	Three Months Ended March 31,
	2024	2023
Net loss	$(6,852)	$(24,780)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,332)	1,555
Net unrealized gain (loss) on available-for-sale investments	(652)	491
Other comprehensive income (loss), net of taxes	(1,984)	2,046
Comprehensive income (loss)	$(8,836)	$(22,734)

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Balance Sheets (in thousands, except share data)
	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$146,455	$147,501
Short-term investments	128,734	129,667
Accounts and other receivables, net of allowance for doubtful accounts of $1,093 at March 31, 2024 and $1,085 at December 31, 2023	278,492	267,899
Prepaid expenses and other assets	17,084	17,022
Total current assets	570,765	562,089
Restricted cash	23,106	22,963
Long-term investments	13,007	12,866
Property, equipment, and internal-use software, net	104,365	103,650
Intangible assets, net	17,221	18,745
Other long-term assets	18,013	18,922
Goodwill	42,983	43,713
Total assets	$789,460	$782,948
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,348	$10,505
Accrued liabilities and other current liabilities	30,473	34,052
Reserve for veterinary invoices	62,275	63,238
Deferred revenue	249,135	235,329
Long-term debt - current portion	1,350	1,350
Total current liabilities	351,581	344,474
Long-term debt	127,482	127,580
Deferred tax liabilities	2,399	2,685
Other liabilities	4,627	4,487
Total liabilities	486,089	479,226
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 43,032,805 and 42,004,619 issued and outstanding at March 31, 2024; 42,887,052 and 41,858,866 shares issued and outstanding at December 31, 2023	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	544,593	536,108
Accumulated other comprehensive income (loss)	(1,581)	403
Accumulated deficit	(223,107)	(216,255)
Treasury stock, at cost: 1,028,186 shares at March 31, 2024 and December 31, 2023	(16,534)	(16,534)
Total stockholders’ equity	303,371	303,722
Total liabilities and stockholders’ equity	$789,460	$782,948

See accompanying notes to the condensed consolidated financial statements.

Trupanion, Inc. Condensed Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2024	41,858,866	$—	$536,108	$(216,255)	$403	$(16,534)	$303,722
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	145,753	—	127	—	—	—	127
Stock-based compensation expense	—	—	8,358	—	—	—	8,358
Other comprehensive income (loss)	—	—	—	—	(1,984)	—	(1,984)
Net income (loss)	—	—	—	(6,852)	—	—	(6,852)
Balance at March 31, 2024	42,004,619	$—	$544,593	$(223,107)	$(1,581)	$(16,534)	$303,371

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	41,013,158	$—	$499,694	$(171,562)	$(6,301)	$(16,534)	$305,297
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	314,544	—	(713)	—	—	—	(713)
Stock-based compensation expense	—	—	12,959	—	—	—	12,959
Other comprehensive income (loss)	—	—	—	—	2,046	—	2,046
Net income (loss)	—	—	—	(24,780)	—	—	(24,780)
Balance at March 31, 2023	41,327,702	$—	$511,940	$(196,342)	$(4,255)	$(16,534)	$294,809

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(6,852)	$(24,780)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	3,785	3,202
Stock-based compensation expense	8,152	12,331
Other, net	(202)	(397)
Changes in operating assets and liabilities:
Accounts and other receivables	(10,718)	(15,847)
Prepaid expenses and other assets	287	(3,765)
Accounts payable, accrued liabilities, and other liabilities	(5,131)	(5,148)
Reserve for veterinary invoices	(885)	4,606
Deferred revenue	13,998	22,936
Net cash provided by (used in) operating activities	2,434	(6,862)
Investing activities
Purchases of investment securities	(19,193)	(34,795)
Maturities and sales of investment securities	19,005	73,793
Purchases of property, equipment, and internal-use software	(3,065)	(5,184)
Other	516	100
Net cash provided by (used in) investing activities	(2,737)	33,914
Financing activities
Proceeds from debt financing, net of financing fees	—	35,130
Repayment of debt financing	(338)	(607)
Proceeds from exercise of stock options	372	140
Shares withheld to satisfy tax withholding	(245)	(853)
Other	(75)	—
Net cash provided by (used in) financing activities	(286)	33,810
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(313)	260
Net change in cash, cash equivalents, and restricted cash	(902)	61,122
Cash, cash equivalents, and restricted cash at beginning of period	170,464	84,637
Cash, cash equivalents, and restricted cash at end of period	$169,562	$145,759
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property, equipment, and internal-use software included in accounts payable and accrued liabilities	$694	$1,243
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
The financial data as of December 31, 2023 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on February 27, 2024 (the 2023 10-K). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2023 10-K. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from such estimates. See Note 1 to the audited financial statements included in the 2023 10-K for additional discussion of these estimates and assumptions.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 related to improving segment disclosures. This ASU enhances disclosures about significant segment expenses, allows for multiple measures of a segment's profit or loss, and requires additional disclosures about the chief operating decision maker. This ASU is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The Company is still evaluating the impact of this ASU on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 which expands upon the income tax disclosures through changes to the rate reconciliation and income taxes paid information. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is still evaluating the impact of this ASU on its consolidated financial statements.

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
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended March 31,
	2024	2023
Stock options	386,312	615,913
Restricted stock awards and restricted stock units	1,262,794	813,718

3. Investments
Available-for sale securities are classified as short-term versus long-term investments based on whether they represent the investment of funds available for current operations. All available-for-sale securities are considered short-term in nature, with the exception of certain long-term investments that are being held for statutory requirements. Held-to-maturity securities are classified as short-term versus long-term investments based on the effective maturity dates. The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of March 31, 2024 and December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of March 31, 2024
Long-term investments:
Available-for-sale investments
Foreign deposits	$12,009	$—	$—	$12,009
	$12,009	$—	$—	$12,009
Held-to-maturity investments
U.S. treasury securities	$998	$—	$—	$998
	$998	$—	$—	$998
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$43,416	$77	$(208)	$43,285
Mortgage-backed securities and collateralized mortgage obligations	10,905	29	(97)	10,837
Other asset-backed securities	13,571	41	(61)	13,551
Corporate bonds	36,099	177	(132)	36,144
	$103,991	$324	$(498)	$103,817
Held-to-maturity investments
U.S. treasury securities	$12,929	$2	$(8)	$12,923
Certificates of deposit	11,988	—	—	11,988
	$24,917	$2	$(8)	$24,911

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2023
Long-term investments:
Available-for-sale investments
Foreign deposits	$11,869	$—	$—	$11,869
	$11,869	$—	$—	$11,869
Held-to-maturity investments
U.S. treasury securities	$997	$8	$—	$1,005
	$997	$8	$—	$1,005
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$44,425	$326	$(64)	$44,687
Mortgage-backed securities and collateralized mortgage obligations	10,460	69	(75)	10,454
Other asset-backed securities	12,422	67	(53)	12,436
Corporate bonds	36,404	332	(123)	36,613
	$103,711	$794	$(315)	$104,190
Held-to-maturity investments
U.S. treasury securities	$13,179	$21	$(15)	$13,185
Certificates of deposit	12,298	—	—	12,298
	$25,477	$21	$(15)	$25,483
Maturities of investments classified as available-for-sale and held-to-maturity were as follows (in thousands):

	As of March 31, 2024
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$4,084	$4,050
Due after one year through five years	87,440	87,388
	$91,524	$91,438
Available-for-sale collateralized:
Mortgage-backed securities and collateralized mortgage obligations	$10,905	$10,837
Other asset-backed securities	13,571	13,551
	$24,476	$24,388
Held-to-maturity:
Due under one year	$24,917	$24,911
Due after one year through five years	998	998
	$25,915	$25,909

The Company does not expect any credit losses from its held-to-maturity investments, considering the composition of the investment portfolio and the credit loss history of these investments. For available-for-sale investments, the Company determined that there were unrealized losses of $0.5 million and $0.3 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, $24.9 million in available-for-sale investments have been in a loss position for more than twelve months, with total unrealized losses of $0.3 million. As of March 31, 2024, $39.4 million available-for-sale investments have been in a loss position for less than twelve months, with total unrealized losses of $0.2 million. As of December 31, 2023, $18.9 million in available-for-sale investments have been in a loss position for more than twelve months, with total unrealized losses of $0.2 million. As of December 31, 2023, $25.9 million available-for-sale investments have been in a loss position for less than twelve months, with total unrealized losses of $0.1 million. These losses relate to interest rate changes. The Company does not expect any credit losses from its available-for-sale investments, considering the composition of the investment portfolio and the credit rating of these investments. For those securities, the Company determined it is not likely to, and does not intend to, sell prior to a potential recovery.
Proceeds from the sales of fixed maturities classified as available-for-sale were $15.1 million and $24.0 million during the three months ended March 31, 2024 and 2023, respectively.

4. Other Investments
The Company has invested $7.0 million in the preferred stock of a variable interest entity, Baystride, Inc. ("Baystride"), a U.S.-based privately held corporation operating in the pet food industry. The Company does not have power over the activities that most significantly impact the economic performance of the entity and is, therefore, not the primary beneficiary. The Company has the option to purchase all of the outstanding common stock issued by the entity in August 2027 at an amount approximating its expected fair value. The preferred stock investment in the entity is redeemable, and therefore, is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date — see Note 5.
Additionally, the Company has extended a $7.0 million revolving line of credit to Baystride to fund its inventory purchases, which will increase annually by $2.0 million until the note’s maturity in 2027. Borrowing amounts are subject to limitations based on Baystride’s forecasted revenues and inventory balances. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit, including accrued interest, was $3.3 million and $4.0 million as of March 31, 2024 and December 31, 2023, respectively. The Company has also entered into a series of agreements to provide ancillary services to, and receive reimbursement from, Baystride at cost. The Company provided $0.1 million and $0.2 million of these services for the three months ended March 31, 2024 and 2023, respectively.
Allowance for Credit Loss
The Company regularly evaluates its investments for expected credit losses. The Company considers past events, current conditions, and reasonable and supportable forecasts in estimating an allowance for credit losses. Additionally, the Company considers the ultimate collection of cash flows from its investments and whether the Company has the intent to sell, or if it is more likely than not the Company would be required to sell the security prior to recovery of its amortized cost. Such evaluations are revised as conditions change and new information becomes available. Based on these considerations, the Company has established an allowance for credit losses related to its preferred stock investment. The following table presents a rollforward of the allowance for credit losses for this investment.

Balance as of January 1, 2023	$—
(Addition to) allowance for credit losses	—
Balance as of March 31, 2023	$—

Balance as of January 1, 2024	$(1,674)
(Addition to) allowance for credit losses	—
Balance as of March 31, 2024	$(1,674)

5. Fair Value
Fair Value Disclosures - Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of March 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$81,906	$81,906	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	10,837	—	10,837	—
Other asset-backed securities	13,551	—	13,551	—
Corporate bonds	36,144	—	36,144	—
Foreign deposits	12,009	12,009	—	—
U.S. Treasury securities	43,285	—	43,285	—
Preferred stock investment	5,326	—	—	5,326
Total	$203,058	$93,915	$103,817	$5,326

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$67,360	$67,360	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	10,454	—	10,454	—
Other asset-backed securities	12,436	—	12,436	—
Corporate bonds	36,613	—	36,613	—
Foreign deposits	11,869	11,869	—	—
U.S. Treasury securities	44,687	—	44,687	—
Preferred stock investment	5,326	—	—	5,326
Total	$188,745	$79,229	$104,190	$5,326

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
The Company's preferred stock investment (see Note 4) is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement, and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. The estimated fair value was $5.3 million as of March 31, 2024, unchanged from December 31, 2023, and is recorded in other long-term assets on the Company's consolidated balance sheet.
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the three months ended March 31, 2024 and the year ended December 31, 2023.

The following table presents the change in fair value of the Company’s investment carried at fair value and classified as Level 3 as of March 31, 2024 and 2023 (in thousands):

Preferred Stock Investment
Balance as of January 1, 2024	$5,326
Changes in fair value included in earnings	—
Balance as of March 31, 2024	$5,326

Preferred Stock Investment
Balance as of January 1, 2023	$4,115
Changes in fair value included in earnings	—
Balance as of March 31, 2023	$4,115
Fair Value Disclosures - Other Assets and Liabilities
The Company's other long-term assets balance also included notes receivable of $6.1 million and $6.8 million as of March 31, 2024 and December 31, 2023, respectively, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at March 31, 2024.

6. Commitments and Contingencies
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

7. Reserve for Veterinary Invoices
The reserve for veterinary invoices is an estimate of the future amount the Company will pay for veterinary invoices that have not been processed or received but that are dated as of, or prior to, its balance sheet date. The reserve also includes the Company's estimate of related internal processing costs. The reserve estimate involves actuarial projections, and is based on management's assessment of facts and circumstances currently known, and assumptions about anticipated patterns. The Company uses generally accepted actuarial methodologies, such as paid loss development methods, in estimating the amount of the reserve for veterinary invoices. The reserve is made for each of the Company's segments, subscription and other business, and is continually refined as the Company receives and pays veterinary invoices. Changes in management's assumptions and estimates may have a relatively large impact to the reserve and associated expense.
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Three Months Ended March 31,
Subscription	2024	2023
Reserve at beginning of year	$31,549	$21,543
Veterinary invoices during the period related to:
Current year	151,793	127,343
Prior years	563	1,645
Total veterinary invoice expense	152,356	128,988
Amounts paid during the period related to:
Current year	128,639	108,483
Prior years	24,386	17,529
Total paid	153,025	126,012
Non-cash expenses	864	877
Reserve at end of period	$30,016	$23,642

The Company had unfavorable development on veterinary invoice reserves for the subscription business segment of $0.6 million for the three months ended March 31, 2024, and unfavorable development on veterinary invoice reserves of $1.6 million for the three months ended March 31, 2023, both of which were the result of ongoing analysis of recent payment trends.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Three Months Ended March 31,
Other Business	2024	2023
Reserve at beginning of year	$31,690	$22,191
Veterinary invoices during the period related to:
Current year	80,876	63,948
Prior years	337	1,200
Total veterinary invoice expense	81,213	65,148
Amounts paid during the period related to:
Current year	55,059	44,564
Prior years	25,585	18,122
Total paid	80,644	62,686
Non-cash expenses	—	—
Reserve at end of period	$32,259	$24,653

The Company had unfavorable development on veterinary invoice reserves for the other business segment of $0.3 million for the three months ended March 31, 2024, and unfavorable development on veterinary invoice reserves of $1.2 million for the three months ended March 31, 2023, both of which were the result of ongoing analysis of recent payment trends.

Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of March 31, 2024
Year of Occurrence
2022 and prior	$698
2023	7,027
2024	22,291
$30,016

Other Business	As of March 31, 2024
Year of Occurrence
2022 and prior	$576
2023	5,867
2024	25,816
$32,259

8. Debt
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
The Credit Facility bears interest at a floating base rate plus an applicable margin. The stated interest rate as of March 31, 2024 was approximately 10.46% for the original $60.0 million term loan and for the aggregate $75.0 million term loans. The Company incurred total debt issuance cost of approximately $5.9 million, which is reported in the consolidated balance sheet as a direct reduction from the carrying amount of the Credit Facility, and is amortized as interest expense over the term of five years.
The Credit Facility is secured by substantially all assets of the Company and its subsidiaries. Proceeds from the Credit Facility may be used for permitted acquisitions and investments, working capital and other general corporate purposes. The Credit Agreement contains financial and other covenants. As of March 31, 2024, the Company was in compliance with all financial and other covenants.
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

Future principal payments on outstanding borrowings as of March 31, 2024 are as follows (in thousands):

Year Ending December 31,	March 31, 2024
2024	$1,012
2025	1,350
2026	1,350
2027	72,113
2028	57,125
Thereafter	—
Total	$132,950

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

	Three Months Ended March 31,
	2024	2023
Veterinary invoice expense	$924	$853
Other cost of revenue	466	465
Technology and development	1,254	708
General and administrative	3,449	8,219
New pet acquisition expense	2,059	2,086
Total expensed stock-based compensation	8,152	12,331
Capitalized stock-based compensation	206	628
Total stock-based compensation	$8,358	$12,959
Restricted Stock Awards and Restricted Stock Units
A summary of the Company’s restricted stock award and restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2023	714,382	$66.64
Granted	761,553	26.92
Vested	(200,289)	69.84
Forfeited	(12,852)	56.94
Unvested shares as of March 31, 2024	1,262,794	$42.28

As of March 31, 2024, the Company had 1,262,794 unvested restricted stock units. Stock-based compensation expenses of $56.1 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 2.4 years.
In March 2023, two executives terminated employment with the Company and one executive signed a separation agreement effective June 1, 2023. In conjunction with these departures, the Company accelerated the vesting of certain RSUs as of the termination date and extended the purchase date of certain vested options from 90 to 365 days. These award modifications resulted in the recognition of $4.8 million share-based compensation expense during the quarter ended March 31, 2023.

Stock Options
A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	408,970	$14.09	$6,715
Granted	—	—	—
Exercised	(22,658)	16.41	338
Forfeited	—		—
Outstanding as of March 31, 2024	386,312	13.95	5,275

Exercisable as of March 31, 2024	386,312	$13.95	$5,275

As of March 31, 2024, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 2.4 years.

10. Stockholders' Equity
Common Stock and Preferred Stock
As of March 31, 2024, the Company had 100,000,000 shares of common stock authorized and 42,004,619 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At March 31, 2024, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the Board), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of the Company's common stock. The Company repurchased no shares during the three months ended March 31, 2024 and 2023, respectively.

11. Accumulated Comprehensive Income (Loss)
A summary of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

For the three months ended March 31, 2024	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2024	$(76)	$479	$403
Other comprehensive income (loss)	(1,332)	(652)	(1,984)
Balance as of March 31, 2024	$(1,408)	$(173)	$(1,581)

For the three months ended March 31, 2023	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2023	$(2,788)	$(3,513)	$(6,301)
Other comprehensive income (loss)	1,555	491	2,046
Balance as of March 31, 2023	$(1,233)	$(3,022)	$(4,255)

12. Segments
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
Operating income (loss) of the Company’s segments were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Subscription business:
Revenue	$201,134	$165,210
Veterinary invoice expense	152,356	128,988
Other cost of revenue	19,776	17,103
Technology and development	4,573	3,158
General and administrative	9,641	11,073
New pet acquisition expense	16,826	21,591
Depreciation and amortization	2,487	2,064
Subscription business operating loss	(4,525)	(18,767)

Other business:
Revenue	104,987	91,119
Veterinary invoice expense	81,213	65,149
Other cost of revenue	16,549	18,743
Technology and development	2,387	1,742
General and administrative	5,032	9,944
New pet acquisition expense	17	51
Depreciation and amortization	1,298	1,138
Other business operating loss	(1,509)	(5,648)
Loss from investment in joint venture	(103)	(71)
Operating loss	(6,137)	(24,486)
Interest expense	3,596	2,387
Other income, net	(2,843)	(1,902)
Loss before income taxes	$(6,890)	$(24,971)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$255,974	$216,925
Canada and other	50,147	39,404
Total revenue	$306,121	$256,329
Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2024 and December 31, 2023.

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
We operate in two aggregated reporting segments: subscription business and other business. We generate revenue in our subscription business segment primarily by subscription fees from direct-to-consumer products. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our new pet acquisition expense and acquiring as many pets as possible at our targeted average estimated internal rate of return. Within our subscription business, we also provide "Powered by Trupanion" pet insurance product offerings marketed by third parties and, in Canada, low and medium average revenue per pet ("ARPU") products marketed under the brand names, Furkin and PHI Direct. We are the underwriter and provide a full suite of services and support for these products. They are designed to align with the target margin profile of our subscription business segment. Within our subscription business segment, we also offer products in Continental Europe, which are currently underwritten using third-party underwriters.
Our other business segment is comprised of revenue from other product offerings with third parties with whom we generally have a business-to-business relationship. This business segment has a different margin profile than our subscription segment and includes revenue from underwriting policies on behalf of third parties and revenue from other products and insurance software solutions. This segment of our business is not part of our core business strategy and generally has a lower margin. Over time, it is reasonable to expect changes to this segment that may impact the revenue contribution due to a partner or partners rolling off to the new underwriters.
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

Key Operating Metrics
The following table sets forth total pets enrolled and key operating metrics for our subscription business for each of the last eight fiscal quarters.

	Three Months Ended
	Mar. 31, 2024	Dec. 31, 2023	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022
Total Business:
Total pets enrolled (at period end)	1,708,017	1,714,473	1,712,177	1,679,659	1,616,865	1,537,573	1,439,605	1,348,145
Subscription Business:
Total subscription pets enrolled (at period end)	1,006,168	991,426	969,322	943,958	906,369	869,862	808,077	770,318
Monthly average revenue per pet	$69.79	$67.07	$65.82	$64.41	$63.58	$63.11	$63.80	$64.26
Lifetime value of a pet, including fixed expenses	$428	$419	$428	$470	$541	$641	$673	$713
Average pet acquisition cost (PAC)	$207	$217	$212	$236	$247	$283	$268	$309
Average monthly retention	98.41%	98.49%	98.55%	98.61%	98.65%	98.69%	98.71%	98.74%

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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of March 31, 2024 is an average of each month’s retention from April 1, 2023 through March 31, 2024. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

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

The following tables present the reconciliation of our non-GAAP financial measures from corresponding GAAP measures for the periods presented (in thousands):

	Three Months Ended
	Mar. 31, 2024	Dec. 31, 2023	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022
Veterinary invoice expense	$233,569	$217,739	$212,441	$206,738	$194,137	$176,083	$171,112	$157,616
Less:
Stock-based compensation expense(1)	(862)	(885)	(870)	(856)	(839)	(899)	(960)	(1,022)
Other business cost of paying veterinary invoices(4)	(81,213)	(77,572)	(72,694)	(72,443)	(65,149)	(59,946)	(58,197)	(50,378)
Subscription cost of paying veterinary invoices (non-GAAP)	$151,494	$139,282	$138,877	$133,439	$128,149	$115,238	$111,955	$106,216
% of subscription revenue	75.3%	72.7%	75.9%	77.0%	77.6%	72.7%	73.5%	72.8%

Other cost of revenue	$36,325	$38,054	$38,179	$34,455	$35,846	$36,277	$32,589	$33,212
Less:
Stock-based compensation expense(1)	(420)	(386)	(282)	(428)	(448)	(414)	(433)	(754)
Other business variable expenses(4)	(16,498)	(19,301)	(20,482)	(17,230)	(18,743)	(20,591)	(17,346)	(18,010)
Subscription variable expenses (non-GAAP)	$19,407	$18,367	$17,415	$16,797	$16,655	$15,272	$14,810	$14,448
% of subscription revenue	9.6%	9.6%	9.5%	9.7%	10.1%	9.6%	9.7%	9.9%

Technology and development expense	$6,960	$5,969	$5,302	$5,232	$4,900	$6,955	$6,553	$6,396
General and administrative expense	14,673	13,390	12,664	13,136	21,017	10,472	10,314	9,227
Less:
Stock-based compensation expense(1)	(4,258)	(3,797)	(3,754)	(3,497)	(8,821)	(5,019)	(4,805)	(4,085)
Non-recurring transaction or restructuring expenses(2)	—	—	(8)	(65)	(4,102)	(193)	(179)	—
Development expenses(3)	(1,178)	(1,683)	(1,594)	(925)	(898)	(2,084)	(2,435)	(2,012)
Fixed expenses (non-GAAP)	$16,197	$13,879	$12,610	$13,881	$12,096	$10,131	$9,448	$9,526
% of total revenue	5.3%	4.7%	4.4%	5.1%	4.7%	4.1%	4.0%	4.3%

New pet acquisition expense	$16,843	$17,189	$17,772	$20,769	$21,642	$22,457	$22,434	$22,982
Less:
Stock-based compensation expense(1)	(1,857)	(1,567)	(1,679)	(1,722)	(2,032)	(2,079)	(2,108)	(2,601)
Other business pet acquisition expense(4)	(13)	(77)	(10)	(62)	(51)	(65)	(181)	(186)
Subscription acquisition cost (non-GAAP)	$14,973	$15,545	$16,083	$18,985	$19,559	$20,313	$20,145	$20,195
% of subscription revenue	7.4%	8.1%	8.8%	11.0%	11.8%	12.5%	13.2%	13.9%
(1)Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.8 million for the three months ended March 31, 2024.
(2) Consists of business acquisition transaction expenses, severance and legal costs due to certain executive departures, and a $3.8 million non-recurring settlement of accounts receivable in the first quarter of 2023 related to uncollected premiums in connection with the transition of underwriting a third-party business to other insurers.
(3) Consists of costs related to product exploration and development that are pre-revenue and historically have been insignificant.
(4) Excluding the portion of stock-based compensation expense attributable to the other business segment.

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
The following table reconciles GAAP new pet acquisition expense to non-GAAP net acquisition cost (in thousands) for each of the last eight fiscal quarters:

	Three Months Ended
	Mar. 31, 2024	Dec. 31, 2023	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022	Jun. 30, 2022
New pet acquisition expense	$16,843	$17,189	$17,772	$20,769	$21,642	$22,457	$22,434	$22,982
Net of sign-up fee revenue	(1,019)	(1,035)	(1,084)	(1,189)	(1,219)	(1,191)	(1,339)	(1,252)
Excluding:
Stock-based compensation expense	(1,857)	(1,567)	(1,679)	(1,722)	(2,032)	(2,079)	(2,108)	(2,601)
Other business pet acquisition expense	(13)	(77)	(10)	(62)	(51)	(65)	(181)	(186)
Pet acquisition expense for commission-based policies	(832)	(803)	(826)	(888)	(927)	(443)	—	—
Net acquisition cost	$13,122	$13,707	$14,173	$16,908	$17,413	$18,679	$18,806	$18,943

Components of Operating Results
General
We operate in two aggregated reporting segments: subscription business and other business. We generate revenue in our subscription business segment primarily by subscription fees from direct-to-consumer products. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our pet acquisition expense and acquiring as many pets as possible at our targeted average estimated internal rate of return. Within our subscription business, we also provide "Powered by Trupanion" pet insurance product offerings marketed by third parties and, in Canada, low and medium ARPU products marketed under the brand names Furkin and PHI Direct. We provide a full suite of services and support for these products and they are designed to align with the target margin profile of our subscription business segment. Within our subscription business segment, we also offer products in Continental Europe, which are currently underwritten using third-party underwriters.
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
Investment in pet acquisition. We have made and may continue to make significant investments to grow our member base. Our pet acquisition cost and the number of new members we enroll depends on a number of factors, including the amount we have available and we elect to invest in pet acquisition activities in any particular period in the aggregate and by channel, the frequency of existing members adding a pet or referring their friends or family, the effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our pet acquisition expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied, and in the future may significantly vary, from period to period based upon specific marketing initiatives and estimated rates of return on pet acquisition spend. We also regularly test new member acquisition channels and marketing initiatives, which may be more expensive than our traditional marketing channels and may increase our average pet acquisition costs. We continually assess our pet acquisition activities by monitoring the estimated return on PAC spend both on a detailed level by acquisition channel and in the aggregate.
Timing of price adjustments. Our subscription business’s cost-plus model depends on our ability to estimate our operating costs and expenses, including veterinary invoice expenses, and to adjust our pricing to achieve our target margins. We regularly reevaluate and adjust the price of our subscriptions, with a goal of achieving our targeted payout ratio, subject to the review and approval of regulators where applicable. This makes it important for us to accurately estimate our costs and to promptly implement pricing adjustments, which generally roll onto our book of insured pets over the succeeding twelve months following any applicable regulatory approval. As a result, we may have timing mismatches during which our pricing does not reflect our current expense profile. In periods of rapid increases in veterinary invoice expenses, including periods of significant inflation, this timing mismatch may have a significant impact on our margin profile.
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
Other business segment. Our other business segment primarily includes other product offerings that have been materially different from those in our subscription business segment. In addition, we expect the growth rate of this segment to be materially different from our subscription business segment. We do not undertake marketing efforts for and are not the primary interface with the customers of the third parties for whom we underwrite other business segment policies. Our relationships in our other business segment are generally subject to termination provisions and are non-exclusive. Accordingly, we have limited influence on the volume of business of this segment. Loss of an entire program via contract termination could result in the associated policies and revenue being lost over a period of 12 to 18 months, which could have a material impact on our results of operations. In some cases, we have structured exclusive relationships, but those relationships have been and may continue to be subject to limitations on the number of enrolled pets as to which we will write policies for the third party. We may enter into additional relationships in this segment in the future, if we believe they will be beneficial, which could impact our operating results.

Results of Operations
The following tables set forth our results of operations for the periods presented both in absolute dollars and as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue:
Subscription business	$201,134	$165,210
Other business	104,987	91,119
Total revenue	306,121	256,329
Cost of revenue:
Subscription business(1)	172,132	146,091
Other business	97,762	83,892
Total cost of revenue	269,894	229,983
Operating expenses:
Technology and development(1)	6,960	4,900
General and administrative(1)	14,673	21,017
New pet acquisition expense(1)	16,843	21,642
Depreciation and amortization	3,785	3,202
Total operating expenses	42,261	50,761
Loss from investment in joint venture	(103)	(71)
Operating loss	(6,137)	(24,486)
Interest expense	3,596	2,387
Other income, net	(2,843)	(1,902)
Loss before income taxes	(6,890)	(24,971)
Income tax benefit	(38)	(191)
Net loss	$(6,852)	$(24,780)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$1,390	$1,318
Technology and development	1,254	708
General and administrative	3,449	8,219
New pet acquisition expense	2,059	2,086
Total stock-based compensation expense	$8,152	$12,331

	Three Months Ended March 31,
	2024	2023
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue	88	90
Operating expenses:
Technology and development	2	2
General and administrative	5	8
New pet acquisition expense	6	8
Depreciation and amortization	1	1
Total operating expenses	14	20
Loss from investment in joint venture	—	—
Operating loss	(2)	(10)
Interest expense	1	1
Other income, net	(1)	(1)
Loss before income taxes	(2)	(10)
Income tax benefit	—	—
Net loss	(2)%	(10)%

Stock-based compensation expense:	Three Months Ended March 31,
	2024	2023
	(as a percentage of revenue)
Cost of revenue	—%	1%
Technology and development	—	—
General and administrative	1	3
New pet acquisition expense	1	1
Total stock-based compensation expense	3%	5%

	Three Months Ended March 31,
	2024	2023
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%
Subscription business cost of revenue	86	88

Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		% Change
	2024	2023
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$201,134	$165,210	22%
Other business	104,987	91,119	15
Total revenue	$306,121	$256,329	19

Percentage of Revenue by Segment:
Subscription business	66%	64%
Other business	34	36
Total revenue	100%	100%

Total pets enrolled (at period end)	1,708,017	1,616,865	6
Total subscription pets enrolled (at period end)	1,006,168	906,369	11
Monthly average revenue per pet	$69.79	$63.58	10
Average monthly retention	98.41%	98.65%

Three months ended March 31, 2024 compared to three months ended March 31, 2023. Total revenue increased by $49.8 million, or 19%, to $306.1 million for the three months ended March 31, 2024. Revenue from our subscription business segment increased by $35.9 million, or 22%, to $201.1 million for the three months ended March 31, 2024. This increase was primarily due to an 11% increase in subscription pet months (the sum of pets enrolled for each month during a period) for policies underwritten by Trupanion during the respective periods and a 10% increase in monthly average revenue per pet. Revenue from our other business segment increased by $13.9 million, or 15%, to $105.0 million for the three months ended March 31, 2024. This increase was primarily driven by a 2% increase in pet months and a 14% increase in monthly average revenue per pet in this segment.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2024	2023
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$152,356	$128,988	18%
Other cost of revenue	19,776	17,103	16
Total cost of revenue	172,132	146,091	18
Other business:
Veterinary invoice expense	81,213	65,149	25
Other cost of revenue	16,549	18,743	(12)
Total cost of revenue	$97,762	$83,892	17

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	76%	78%
Other cost of revenue	10	10
Total cost of revenue	86	88
Other business:
Veterinary invoice expense	77	71
Other cost of revenue	16	21
Total cost of revenue	93%	92%

Total pets enrolled (at period end)	1,708,017	1,616,865	6
Total subscription pets enrolled (at period end)	1,006,168	906,369	11

Three months ended March 31, 2024 compared to three months ended March 31, 2023. Total cost of revenue for our subscription business segment increased $26.0 million, or 18%, to $172.1 million, for the three months ended March 31, 2024.

This increase was driven by a $23.4 million, or 18%, increase in veterinary invoice expense and a $2.7 million, or 16%, increase in other cost of revenue. The 18% increase in veterinary invoice expense was driven by an 11% increase in total subscription pet months for policies underwritten by Trupanion and a 6% increase in veterinary invoice expense per pet month. The 16% increase in other cost of revenue was primarily due to general increases in costs attributable to growth in our membership. Subscription business cost of revenue decreased from 88% to 86% of revenue year-over-year.

Total cost of revenue for our other business segment increased by $13.9 million, or 17%, to $97.8 million for the three months ended March 31, 2024. The increase was primarily driven by a $16.1 million, or 25%, increase in veterinary invoice expense offset by a $2.2 million, or 12%, decrease in other cost of revenue. The 25% increase in veterinary invoice expense was primarily driven by a 2% increase in pet months in this segment and a 23% increase in veterinary invoice expense per pet month. The 12% decrease in other cost of revenue was primarily driven by lower commissions due to third-party general agents. Cost of revenue for the other business segment increased from 92% to 93% of revenue year-over-year.

Technology and Development Expenses

	Three Months Ended March 31,		% Change
	2024	2023
	(in thousands, except percentages)
Technology and development	$6,960	$4,900	42%
Percentage of total revenue	2%	2%

Three months ended March 31, 2024 compared to three months ended March 31, 2023. Technology and development expenses increased by $2.1 million, or 42%, to $7.0 million for the three months ended March 31, 2024. This increase was primarily due to increases of $0.9 million in general compensation and other employee-related expenses, $0.6 million in infrastructure related expenses, and $0.4 million in development expense. Technology and development expenses remained constant at 2% of total revenue year-over-year.
General and Administrative Expenses

	Three Months Ended March 31,		% Change
	2024	2023
	(in thousands, except percentages)
General and administrative	$14,673	$21,017	(30)%
Percentage of total revenue	5%	8%

Three months ended March 31, 2024 compared to three months ended March 31, 2023. General and administrative expenses decreased by $6.3 million, or 30%, to $14.7 million for the three months ended March 31, 2024. The decrease in expense when comparing periods was driven primarily by two charges recorded during the first quarter of 2023, a $4.8 million stock-based compensation charge following certain executive departures and a $3.8 million charge related to the negotiated settlement of uncollected premiums in connection with the transition of underwriting a third-party business to other insurers. These decreases in expense period over period were partially offset by increases of $0.7 million in general compensation and other employee-related expenses and a $0.5 million increase in professional services. General and administrative expenses decreased from 8% to 5% of total revenue year-over-year, partially due to certain non-recurring expenses.

New Pet Acquisition Expense

	Three Months Ended March 31,		% Change
	2024	2023
	(in thousands, except percentages, pet and per pet data)
New pet acquisition expense	$16,843	$21,642	(22)%
Percentage of total revenue	6%	8%
Subscription Business:
Total subscription pets enrolled (at period end)	1,006,168	906,369	11
Average pet acquisition cost (PAC)	$207	$247	(16)

Three months ended March 31, 2024 compared to three months ended March 31, 2023. New pet acquisition expenses decreased by $4.8 million, or 22%, to $16.8 million for the three months ended March 31, 2024. This decrease was primarily due to a decrease in expenses related to generating leads and driving conversion, as we focused on growth in our more efficient channels. New pet acquisition expenses as a percentage of revenue was 6% for the three months ended March 31, 2024 compared to 8% in the same period last year, as we were able to stay disciplined with our discretionary pet acquisition spend, while still managing to grow total enrolled subscription pets, excluding those related to managing general agent policies in continental Europe operations, by 10%.

Depreciation and Amortization

	Three Months Ended March 31,		% Change
	2024	2023
	(in thousands, except percentages)
Depreciation and amortization	$3,785	$3,202	18%
Percentage of total revenue	1%	1%

Three months ended March 31, 2024 compared to three months ended March 31, 2023. Depreciation and amortization expense increased by $0.6 million, or 18%, to $3.8 million for the three months ended March 31, 2024 primarily driven by an increase in in-service internally developed software projects during the period.

Total Other (Income) Expense, Net

	Three Months Ended March 31,		% Change
	2024	2023
	(in thousands)
Interest expense	$3,596	$2,387	51%
Other income, net	(2,843)	(1,902)	49%
Total other (income) expense, net	$753	$485	55%
Percentage of total revenue	—%	—%
Three months ended March 31, 2024 compared to three months ended March 31, 2023. Total other (income) expense, net increased by $0.3 million to $0.8 million for the three months ended March 31, 2024 primarily due to an increase in interest expense incurred on the Credit Facility partially offset by an increase in interest earned on our investment portfolio.
Stock-Based Compensation

Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above.
Three months ended March 31, 2024 compared to three months ended March 31, 2023. Stock-based compensation decreased by $4.2 million, or 34%, to $8.2 million for the three months ended March 31, 2024. The three months ended March 31, 2023 included $4.8 million in stock-based compensation as a result of charges after certain executive departures.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$2,434	$(6,862)
Net cash provided by (used in) investing activities	(2,737)	33,914
Net cash provided by (used in) financing activities	(286)	33,810
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash, net	(313)	260
Net change in cash, cash equivalents and restricted cash	$(902)	$61,122

Our primary requirements for liquidity are paying veterinary invoices, funding operations and capital requirements, investing in new member acquisition, investing in enhancements to our member experience, and servicing debt. We have certain contractual obligations in the normal course of business, including obligations and commitments relating to our Credit Facility, non-cancellable vendor purchase agreements, as well as future payments of veterinary invoices. Refer to Note 7, Reserve for Veterinary Invoices, included in Item 1 of Part I of this report, for further details on anticipated cash outflows.
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
As of March 31, 2024, the Company had $275.2 million in cash, cash equivalents and short-term investments, of which $237.1 million was held by the Company's insurance entities. Outside of our insurance entities, we held $38.1 million in cash, cash equivalents and short-term investments with an additional $15.0 million available under our Credit Facility. Our insurance entities maintained $256.7 million of capital surplus, which was $103.4 million in excess of the estimated risk-based capital requirement of $153.3 million. The ability to distribute any portion of this estimated $103.4 million excess to our parent company, and the timing of any distribution, may be subject to regulatory limitations.
In April 2021, our board of directors approved a share repurchase program, pursuant to which we may, between May 2021 and May 2026, repurchase outstanding shares of our common stock. While our board of directors has approved the program, any repurchase activity is subject to quarterly assessment and board approval, based on various factors including available cash, our stock price relative to our estimated intrinsic value, forecasted operating results, and available opportunities to deploy capital. We repurchased no shares under this program during the three months ended March 31, 2024.
Operating Cash Flows
Net cash provided by operating activities was $2.4 million for the three months ended March 31, 2024, compared to $6.9 million net cash used in operating activities for the three months ended March 31, 2023. This increase was primarily driven by an increase in premium collection from members as our pricing actions flow through, a decrease in acquisition costs, and timing differences in other working capital activities. Changes in accounts receivable and deferred revenue were primarily related to annual policies with annual payment terms within our other business segment.
Investing Cash Flows
Net cash used by investing activities was $2.7 million for the three months ended March 31, 2024, primarily consisting of $3.1 million of capital expenditures mainly related to the development of internal-use software focused on member experience, claims processing and internal policy management improvements. Net cash provided by investing activities was $33.9 million for the three months ended March 31, 2023, primarily consisting of $39.0 million in sales and maturities of investment securities, net of purchases, offset by $5.2 million of capital expenditures mainly related to the development of internal-use software focused on member experience, claims processing and internal policy management improvements.
Financing Cash Flows
Net cash used by financing activities was $0.3 million for the three months ended March 31, 2024, primarily consisting of $0.3 million in repayments on the Credit Facility. Net cash provided by financing activities was $33.8 million for the three months ended March 31, 2023, primarily consisting of $35.1 million in proceeds from the Credit Facility, partially offset by $0.9 million in shares withheld to satisfy tax withholdings.

Long-Term Debt
Our Credit Facility provides us with up to $150.0 million of credit. As of March 31, 2024, we issued term loans totaling $135.0 million under the Credit Facility. The Credit Facility is secured by substantially all of our assets and those of our subsidiaries. Refer to Note 8, Debt, included in Item 1 of Part I of this report, for further details.

Regulation
As of March 31, 2024, our insurance entities collectively held $108.4 million in cash and cash equivalents, to be used for operating expenses for our insurance entities, $128.7 million in short-term investments and $277.5 million in other current assets. Most of the assets in our insurance entities are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
American Pet Insurance Company (APIC)
The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of the National Association of Insurance Commissioners (NAIC). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements will also increase, though risk-based capital requirements also take our overall rate of growth into consideration. Recently, our other business segment growth has slowed and, currently, we expect that to continue, which would reduce capital requirements. APIC was required to maintain at least $120.1 million and $137.6 million of risk-based capital as of March 31, 2024 and December 31, 2023, respectively.
ZPIC Insurance Company (ZPIC), QPIC Insurance Company (QPIC), and GPIC Insurance Company (GPIC)
In 2021, we established two new wholly-owned insurance subsidiaries, ZPIC and QPIC, domiciled in Missouri and Nebraska, respectively, and in 2022, we established a new wholly-owned insurance subsidiary, GPIC, domiciled in Canada. We have funded required statutory capital to each of these new subsidiaries. As of March 31, 2024, neither ZPIC, QPIC nor GPIC have begun underwriting any insurance policies, accordingly, each of these entities are currently overcapitalized relative to traditional risk-based capital requirements. We formed these insurance subsidiaries to provide us flexibility as to the insurance entity we use to market and write policies.
Wyndham Insurance Company (SAC) Limited (WICL) Segregated Account AX
WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Accelerant Insurance Company of Canada, formerly known as Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. In April 2024, our parent company received a dividend of $8.6 million from WICL Segregated Account AX as allowed under our agreements with WICL. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Accelerant Insurance Company of Canada, we are required to maintain a Canadian Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of March 31, 2024, the account held CAD $12.0 million.
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

Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancellable vendor service agreements. In March 2022, we entered into a credit agreement that provides us with up to $150.0 million of credit, including a $60.0 million initial term loan that was funded at closing and an aggregate $75.0 million of delayed draw term loans funded between December 2022 and September 2023. Refer to Note 8, Debt, included in Item 1 of Part I of this report, for further details, including interest and future principal payments.

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
There have been no material changes to our critical accounting estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative or qualitative disclosures about market risk during the first nine months of 2023. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, specifically with respect to (1) the design of information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology (IT) systems, and (2) the processing of transactions performed by an unaffiliated general agent. These material weaknesses were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (Annual Report).
Prior to filing this Quarterly Report on Form 10-Q, we have performed additional procedures for the quarter ended March 31, 2024. Based on these procedures and notwithstanding such material weaknesses in internal control over financial reporting, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with U.S. GAAP.
Remediation
As previously disclosed in Part II, Item 9A of our Annual Report, we are in the process of remediating the material weaknesses in internal control over financial reporting. We have hired additional staff and retained a global independent accounting and consulting firm to assist us with ongoing risk assessments and control design. We have also established ongoing reporting about remediation activities and status to the audit committee, developed an overall remediation plan for identified deficiencies and implemented tools to track our progress.
The actions that we are taking are subject to ongoing senior management review as well as Audit Committee oversight. We are committed to maintaining a strong internal control environment and believe that we have made progress toward remediation. We continue to implement our remediation plan for the current material weaknesses in internal control over financial reporting. The identified material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
•Our CEO succession plan, including the recent appointment of Margi Tooth as CEO, to be effective August 1, 2024;
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
We have incurred significant cumulative net losses since our inception. We incurred net losses of $44.7 million in each of the years ended December 31, 2023 and 2022, and as of December 31, 2023, we had an accumulated deficit of $216.3 million. We have funded our operations through equity financings and borrowings under revolving lines of credit and term loans. Our ability to achieve and maintain profitability will depend, in significant part, on obtaining new members, retaining our existing members, maintaining relationships with our strategic partners, and ensuring that our expenses, including new pet acquisition expense, do not exceed our revenue. We expect to make significant expenditures and investments in new pet acquisition and product initiatives and these expenditures may not result in additional growth. Our growth in revenue and membership may not be sustainable or may decrease, and we may not generate sufficient revenue to consistently achieve profitability. Additionally, we budget for our expenses based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our estimates. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
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
We have made and plan to continue to make significant investments to grow our member base. We spent $77.4 million in new pet acquisition expense to acquire new members for the year ended December 31, 2023. Our average pet acquisition cost and the number of new pets we enroll depends on a number of factors and assumptions, including the effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our pet acquisition expenditures and the competitive environment. Our average pet acquisition cost has increased over time and has significantly varied in the past. In the future, our average pet acquisition cost may rise or fall and vary significantly period to period based upon specific marketing initiatives. We also regularly test new member acquisition channels and marketing initiatives, including direct-to-consumer initiatives, which often are more expensive than our traditional veterinarian-focused marketing channels and generally increase our average acquisition costs.
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
Additionally, there are traditional insurance companies that provide pet insurance products, either as a stand-alone product or along with a broad range of other insurance products, such as wellness. In addition, new entrants backed by large insurance companies have entered (and in some cases exited) the medical insurance for pets market in the past and more may do so in the future. Further, traditional pet insurance providers may consolidate or take other actions to mimic the efficiencies from our vertically-integrated structure or create other operational efficiencies, which could lead to increased competition. The success of any of these competitors would, in time, affect our prospects, operating results and financial condition.
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
Our insurance subsidiaries are required to maintain minimum levels of surplus capital to support our overall business operations in consideration of our size and risk profile. We have in the past and may in the future fail to maintain the amount of risk-based capital required to avoid potentially costly additional regulatory oversight. We are also subject to a contractual obligation related to our reinsurance agreement with Accelerant (formerly known as Omega General Insurance Company), who currently writes our policies in Canada. Under this agreement, we are required to fund a Canadian trust account in accordance with Canadian regulations.
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

State legislatures and insurance regulators have shown interest in insurance companies' use of external data and artificial intelligence in insurance practices, including underwriting, marketing and claims practices. The NAIC adopted Artificial Intelligence Principles in August 2020. In addition, a number of states have had legislative or regulatory initiatives relating to the use of external data and artificial intelligence in the insurance industry, such as bulletins issued by the California and Connecticut Departments of Insurance advising insurers of their obligations related to unfair discrimination when using data and artificial intelligence. There is also increasing focus on regulating the use of artificial intelligence and machine learning in Europe such as the proposal by the European Commission for regulation on artificial intelligence using a comprehensive risk-based governance framework. Increased focus on regulation in the United States and foreign jurisdictions could subject us to legal or regulatory liability that has a material and adverse effect on our business, results of operations and financial condition.
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
Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting, which must be attested to by our independent registered public accounting firm. Maintaining adequate internal control over financial reporting is critical to effective and timely completion of our financial statements. We have reported material weaknesses in internal control in Part II, Item 9A of our Annual Report. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2023. We are currently implementing certain remedial measures and assessing others intended to remediate the material weaknesses, but our efforts may not be successful. These measures will result in additional expenses associated with technology, finance personnel, training and other costs. If we are unable to remediate the material weaknesses within a reasonable time or at all, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial or other information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
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
Our success depends to a significant extent on the continued services of our management team, such as Margi Tooth, our President, and Darryl Rawlings, our founder, Chief Executive Officer and Chairperson of the Board. Our board recently appointed Ms. Tooth as our new Chief Executive Officer, effective as of August 1, to succeed Mr. Rawlings who will remain our Chair. This transition may not be successful. Moreover, the loss of key executives or employees within a short time frame could have a material adverse effect on our business. We employ all of our employees, including executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject to severance payment obligations. In order to retain valuable employees, in addition to salary and cash incentives, we have provided stock options and restricted stock that vest over time. While we may in the future grant equity awards tied to company performance, if we do not achieve certain financial goals, we will not grant equity awards and this may affect our ability to retain employees. The value to employees of stock options and restricted stock that vest over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to maintain their retention benefit or counteract offers from other companies. We would be adversely affected if we fail to adequately plan for the succession of our senior management and other key employees. Additionally, if we were to lose a large percentage of our current employees in a relatively short time period, or our employees were to engage in a work stoppage or unionize, we may be unable to hire and train new employees quickly enough to prevent disruptions in our operations, which may result in the loss of members, Territory Partners and/or referral sources.

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
Our growth strategy includes developing and maintaining strategic relationships with various third parties. For example, in October 2020, we entered into a Strategic Alliance Agreement and certain related agreements with Aflac Incorporated (Aflac). We generally pursue strategic relationships with industry leaders that may offer us expanded access to segments of the pet owner market. For these efforts to be successful, we must negotiate and enter into agreements with these third parties on terms that are attractive to us, and then successfully implement the arrangement, which requires integrating and coordinating their resources and capabilities with our own, which may present challenges relating to technology integration, marketing, regulatory matters, customer support, and other operational matters. These relationships may require several years to implement, may face delays or terminations, and may not be successfully implemented at all. We may be unsuccessful in entering into agreements with acceptable third parties, negotiating favorable terms in these agreements, or achieving the anticipated results over our desired time horizon. In addition, some of our historical strategic relationships have required us to agree to exclusivity or other terms that may limit our ability to pursue opportunities we might otherwise pursue. In connection with our strategic relationships, we have in the past and may in the future provide equity consideration, impose contractual holding periods for such securities, impose standstill obligations or include other requirements that terminate in the event the strategic relationship ceases, which may have an adverse effect on our stock price and otherwise cause our business to suffer.
Strategic relationships also involve various risks, depending on their structure, including the following:
•our strategic partnerships may not be successful;
•we may be unable to convert leads from our strategic referral partners into enrolled pets;
•our strategic partners could terminate their relationships with us;
•our strategic partners may acquire or form alliances with our competitors, thereby reducing or eliminating their business with us;

•we may overpay strategic partners relative to the business the relationship generates; and
•negative publicity and other issues faced by our strategic partners could adversely impact us.
If we are unsuccessful in our strategic relationships, we may not realize the intended benefits of these relationships, lose the investment we have made in these relationships, face difficulty entering into other relationships, and our business may suffer.
Our business and financial condition is subject to risks related to our writing of policies for unaffiliated third parties.
Our other business segment includes revenues and expenses related to underwriting policies on behalf of third parties that do not carry reference to the Trupanion brand. The contractual relationships with these third parties may be terminated by either party or the third party may choose to begin a relationship with a different underwriter. Any termination of these relationships could result in a reduction in our revenue. For the year ended December 31, 2023, premiums from policies sourced by general agents accounted for 34% of our total revenue, and one general agent sourced members whose premiums accounted for over 10% of our total revenue. Further, in administering or marketing a product to consumers, if an unaffiliated third party makes an operating decision that adversely affects its business or brand, our business or brand could also be adversely impacted. We expect to roll off a portion of our other business starting in 2025 subject to certain limitations which may allow us to utilize capital for other purposes, but we do not control the timing or extent of this roll off and, accordingly, it may not proceed as we expect, which could cause our results to fluctuate or have other unexpected impacts on our business.
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
In Canada, our medical plan is written by Accelerant Insurance Company of Canada. If Accelerant were to terminate its underwriting arrangement with us, our business could be adversely affected.
In Canada, our medical insurance for pets subscription is currently written by Accelerant, and we assume all premiums written by Accelerant and the related veterinary invoice expense through an agency agreement and a fronting and administration agreement. We expect to begin to underwrite our own products in Canada through our wholly-owned subsidiary, GPIC Insurance Company (GPIC). If Accelerant were to terminate our agreement or be unable to write insurance for regulatory or other reasons, in particular before GPIC is duly authorized to write insurance across all Canadian jurisdictions, we may have to terminate subscriptions with our existing Canadian members and/or suspend member enrollment and renewals in Canada. In addition, as we move business from Accelerant to GPIC, we may be required to contribute more risk-based capital than expected into GPIC.
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
In addition to the United States, we offer products in Canada, Continental Europe, and Australia, and we are pursuing operations in several other jurisdictions. These activities expose us to the risk of changes in currency exchange rates. For the year ended December 31, 2023, approximately 15% of our total revenue was generated in Canada. While we have not experienced material exposure to exchange rates in Australia or Europe, that may not continue. Fluctuations in the relative strength of the US dollar compared to the currencies of other jurisdictions in which we operate has in the past and could in the future adversely affect our revenue and operating results. Moreover, in the future, we may expand the number of countries in which we offer products and operate and this could increase our exposure to currency exchange rate fluctuations.
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
Our disclosures on ESG matters, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our ESG initiatives and information, and our commitment to the recruitment, engagement, and retention of a diverse board and workforce. In addition, California recently adopted two new climate-related bills, which require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports, and compliance with such requirements could require significant effort and resources. The SEC has also adopted rules (which it then voluntarily stayed, pending litigation that challenges such rules) requiring disclosure regarding climate-related risks, oversight and management of such risks, and climate-related targets or goals. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress or manage the dynamic public sentiment and legal landscape in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.
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
From time to time, we have been, and in the future may become, subject to litigation, claims and regulatory proceedings and inquiries, including market conduct examinations and investigations by state insurance regulatory agencies and threatened or filed lawsuits by, among others, government agencies, employees, competitors, stockholders, current or former members, or business partners.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, and also to comply with many complex requirements and standards. We devote substantial resources to compliance with accounting requirements and we base our estimates on our best judgment, historical experience, information derived from third parties, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. However, various factors are causing our accounting to become complex, such as our investments in strategic opportunities and our expansion into foreign markets. The ongoing evolution of our business, international expansion, and entry into complementary businesses, such as pet food, may compound these complexities. Our operating results may be adversely affected if we make accounting errors or our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors or guidance we may have provided, resulting in a decline in our stock price and potential legal claims. Significant judgments, assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, reserve for veterinary invoices, business combinations, and income taxes.

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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying these statements will not materialize or will vary significantly from actual results. In addition, we change our assumptions and methodologies from time to time. Accordingly, these statements are only estimates of what management believes is reasonable as of the date of release. Actual results may vary and the variations may be material. In light of the foregoing, we urge investors not to rely upon our guidance or other information regarding our view of the drivers and calculation method of our intrinsic value in making an investment decision regarding our common stock. In addition, we do not accept any responsibility for any projections or reports published by any such third parties, and we urge you not to place undue reliance on those statements.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
Pursuant to a marketing agreement between us and a strategic distributor, we agreed to issue shares of our common stock to the distributor as partial consideration for sales made through the distributor’s marketing channels of white-label medical and wellness pet insurance products that we create and administer under the agreement. The number of shares we issue is determined quarterly, based on a percentage of revenue from such product sales divided by the volume weighted average price per share for the preceding quarter or, if lower, for the three months ended December 5, 2021. The shares we issue are subject to various restrictions, including a minimum holding period of two years and customary transfer restrictions for shares acquired in a private placement. During the quarter ended March 31, 2024, we issued 2,640 shares of our common stock to the distributor in respect of product sales that occurred in the quarter ended December 31, 2023. We offered and sold these shares in reliance upon the exemption from the registration set forth under Section 4(a)(2) of the Securities Act, and the regulations promulgated thereunder relating to sales by an issuer not involving any public offering, and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plan
During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated, including by modification, a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

TRUPANION, INC.

Date: May 3, 2024	/s/ Darryl Rawlings
Darryl Rawlings Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2024	/s/ Fawwad Qureshi
Fawwad Qureshi Chief Financial Officer (Principal Financial and Accounting Officer)