Form 10-Q
period 2024-06-30
TRUPANION, INC.
filed 2024-08-09
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 2, 2024, there were approximately 42,163,753 shares of the registrant’s common stock outstanding.

TRUPANION, INC.

Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and Section 27A of the Securities Act of 1933, as amended ("Securities Act"). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “target,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” and “expect,” and similar expressions that convey uncertainty of future events or outcomes, are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRUPANION, INC. Condensed Consolidated Statements of Operations (in thousands, except share data) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$314,800	$270,566	$620,921	$526,895
Cost of revenue:
Veterinary invoice expense(1)	231,102	206,738	464,671	400,875
Other cost of revenue(1)	43,429	34,455	79,754	70,301
Total cost of revenue	274,531	241,193	544,425	471,176
Operating expenses:
Technology and development(1)	8,190	5,232	15,150	10,132
General and administrative(1)	15,253	13,136	29,926	34,153
New pet acquisition expense(1)	17,874	20,769	34,717	42,411
Depreciation and amortization	4,376	3,253	8,161	6,455
Total operating expenses	45,693	42,390	87,954	93,151
Loss from investment in joint venture	(47)	(73)	(150)	(144)
Operating loss	(5,471)	(13,090)	(11,608)	(37,576)
Interest expense	3,655	2,940	7,251	5,327
Other income, net	(3,220)	(2,078)	(6,063)	(3,980)
Loss before income taxes	(5,906)	(13,952)	(12,796)	(38,923)
Income tax benefit	(44)	(238)	(82)	(429)
Net loss	$(5,862)	$(13,714)	$(12,714)	$(38,494)

Net loss per share:
Basic and diluted	$(0.14)	$(0.33)	$(0.30)	$(0.93)
Weighted average shares of common stock outstanding:
Basic and diluted	42,078,271	41,383,411	41,997,683	41,246,411

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	$854	$866	$1,778	$1,719
Other cost of revenue	541	441	1,007	906
Technology and development	1,261	627	2,515	1,335
General and administrative	3,861	2,948	7,310	11,167
New pet acquisition expense	2,129	1,755	4,188	3,841

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(5,862)	$(13,714)	$(12,714)	$(38,494)
Other comprehensive income (loss):
Foreign currency translation adjustments	(185)	1,256	(1,517)	2,811
Net unrealized loss on available-for-sale investments	(5)	(1,103)	(657)	(612)
Other comprehensive income (loss), net of taxes	(190)	153	(2,174)	2,199
Comprehensive loss	$(6,052)	$(13,561)	$(14,888)	$(36,295)

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Balance Sheets (in thousands, except share data)
	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$124,343	$147,501
Short-term investments	152,870	129,667
Accounts and other receivables, net of allowance for credit loss of $1,019 at June 30, 2024 and $1,085 at December 31, 2023	285,944	267,899
Prepaid expenses and other assets	15,703	17,022
Total current assets	578,860	562,089
Restricted cash	23,250	22,963
Long-term investments	14,119	12,866
Property, equipment, and internal-use software, net	104,022	103,650
Intangible assets, net	15,930	18,745
Other long-term assets	16,737	18,922
Goodwill	43,028	43,713
Total assets	$795,946	$782,948
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,630	$10,505
Accrued liabilities and other current liabilities	34,668	34,052
Reserve for veterinary invoices	60,574	63,238
Deferred revenue	252,583	235,329
Long-term debt - current portion	1,350	1,350
Total current liabilities	355,805	344,474
Long-term debt	127,559	127,580
Deferred tax liabilities	2,239	2,685
Other liabilities	4,495	4,487
Total liabilities	490,098	479,226
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 43,187,817 and 42,159,631 issued and outstanding at June 30, 2024; 42,887,052 and 41,858,866 shares issued and outstanding at December 31, 2023	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	553,122	536,108
Accumulated other comprehensive income (loss)	(1,771)	403
Accumulated deficit	(228,969)	(216,255)
Treasury stock, at cost: 1,028,186 shares at June 30, 2024 and December 31, 2023	(16,534)	(16,534)
Total stockholders’ equity	305,848	303,722
Total liabilities and stockholders’ equity	$795,946	$782,948

See accompanying notes to the condensed consolidated financial statements.

Trupanion, Inc. Condensed Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2024	42,004,619	$—	$544,593	$(223,107)	$(1,581)	$(16,534)	$303,371
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	155,012	—	(243)	—	—	—	(243)
Stock-based compensation expense	—	—	8,772	—	—	—	8,772
Other comprehensive income (loss)	—	—	—	—	(190)	—	(190)
Net loss	—	—	—	(5,862)	—	—	(5,862)
Balance at June 30, 2024	42,159,631	$—	$553,122	$(228,969)	$(1,771)	$(16,534)	$305,848

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2023	41,327,702	$—	$511,940	$(196,342)	$(4,255)	$(16,534)	$294,809
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	143,036	—	342	—	—	—	342
Stock-based compensation expense	—	—	7,168	—	—	—	7,168
Other comprehensive income (loss)	—	—	—	—	153	—	153
Net loss	—	—	—	(13,714)	—	—	(13,714)
Balance at June 30, 2023	41,470,738	$—	$519,450	$(210,056)	$(4,102)	$(16,534)	$288,758

See accompanying notes to the condensed consolidated financial statements.

Trupanion, Inc. Condensed Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2024	41,858,866	$—	$536,108	$(216,255)	$403	$(16,534)	$303,722
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	300,765	—	(116)	—	—	—	(116)
Stock-based compensation expense	—	—	17,130	—	—	—	17,130
Other comprehensive income (loss)	—	—	—	—	(2,174)	—	(2,174)
Net loss	—	—	—	(12,714)	—	—	(12,714)
Balance at June 30, 2024	42,159,631	$—	$553,122	$(228,969)	$(1,771)	$(16,534)	$305,848

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	41,013,158	$—	$499,694	$(171,562)	$(6,301)	$(16,534)	$305,297
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	457,580	—	(371)	—	—	—	(371)
Stock-based compensation expense	—	—	20,127	—	—	—	20,127
Other comprehensive income (loss)	—	—	—	—	2,199	—	2,199
Net loss	—	—	—	(38,494)	—	—	(38,494)
Balance at June 30, 2023	41,470,738	$—	$519,450	$(210,056)	$(4,102)	$(16,534)	$288,758

TRUPANION, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(12,714)	$(38,494)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	8,161	6,455
Stock-based compensation expense	16,798	18,968
Other, net	(318)	(585)
Changes in operating assets and liabilities:
Accounts and other receivables	(18,226)	(33,184)
Prepaid expenses and other assets	2,297	(3,213)
Accounts payable, accrued liabilities, and other liabilities	(1,727)	(6,464)
Reserve for veterinary invoices	(2,535)	12,439
Deferred revenue	17,554	33,811
Net cash provided by (used in) operating activities	9,290	(10,267)
Investing activities
Purchases of investment securities	(81,249)	(79,931)
Maturities and sales of investment securities	55,678	117,652
Purchases of property, equipment, and internal-use software	(5,945)	(9,919)
Other	1,062	583
Net cash provided by (used in) investing activities	(30,454)	28,385
Financing activities
Proceeds from debt financing, net of financing fees	—	35,130
Proceeds from exercise of stock options	471	653
Shares withheld to satisfy tax withholding	(588)	(1,024)
Repayments of debt financing	(675)	(1,042)
Other	(452)	—
Net cash provided by (used in) financing activities	(1,244)	33,717
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(463)	76
Net change in cash, cash equivalents, and restricted cash	(22,871)	51,911
Cash, cash equivalents, and restricted cash at beginning of period	170,464	84,637
Cash, cash equivalents, and restricted cash at end of period	$147,593	$136,548
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property, equipment, and internal-use software included in accounts payable and accrued liabilities	$552	$1,328
See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
1. Nature of Operations and Significant Accounting Policies
Description of Business and Basis of Presentation
Trupanion, Inc. (collectively with its wholly-owned subsidiaries, the "Company") provides medical insurance for cats and dogs in the United States, Canada, Continental Europe, Australia, and Puerto Rico. The Company's data-driven, vertically-integrated approach enables the Company to provide pet owners with products that the Company believes are the highest value medical insurance, priced specifically for each pet’s unique characteristics.
The financial data as of December 31, 2023 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on February 27, 2024 (the "2023 10-K"). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2023 10-K. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
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
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	379,436	574,151	379,436	574,151
Restricted stock awards and restricted stock units	1,131,801	793,883	1,131,801	793,883

3. Investments
Available-for sale securities are classified as short-term versus long-term investments based on whether they represent the investment of funds available for current operations. All available-for-sale securities are considered short-term in nature, with the exception of certain long-term investments that are being held for statutory requirements. Held-to-maturity securities are classified as short-term versus long-term investments based on the effective maturity dates. The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of June 30, 2024 and December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of June 30, 2024
Long-term investments:
Available-for-sale investments
Foreign deposits	$13,121	$—	$—	$13,121
	$13,121	$—	$—	$13,121
Held-to-maturity investments
U.S. treasury securities	$998	$—	$(2)	$996
	$998	$—	$(2)	$996
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$56,664	$103	$(188)	$56,579
Mortgage-backed securities and collateralized mortgage obligations	13,422	27	(95)	13,354
Other asset-backed securities	16,952	31	(59)	16,924
Corporate bonds	41,199	127	(125)	41,201
	$128,237	$288	$(467)	$128,058
Held-to-maturity investments
U.S. treasury securities	$12,891		$(12)	$12,879
Certificates of deposit	11,921	—	—	11,921
	$24,812	$—	$(12)	$24,800

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2023
Long-term investments:
Available-for-sale investments
Foreign deposits	$11,869	$—	$—	$11,869
	$11,869	$—	$—	$11,869
Held-to-maturity investments
U.S. treasury securities	$997	$8	$—	$1,005
	$997	$8	$—	$1,005
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$44,425	$326	$(64)	$44,687
Mortgage-backed securities and collateralized mortgage obligations	10,460	69	(75)	10,454
Other asset-backed securities	12,422	67	(53)	12,436
Corporate bonds	36,404	332	(123)	36,613
	$103,711	$794	$(315)	$104,190
Held-to-maturity investments
U.S. treasury securities	$13,179	$21	$(15)	$13,185
Certificates of deposit	12,298	—	—	12,298
	$25,477	$21	$(15)	$25,483
Maturities of investments classified as available-for-sale and held-to-maturity were as follows (in thousands):

	As of June 30, 2024
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$3,599	$3,567
Due after one year through five years	107,385	107,334
	$110,984	$110,901
Available-for-sale collateralized:
Mortgage-backed securities and collateralized mortgage obligations	$13,422	$13,354
Other asset-backed securities	16,952	16,924
	$30,374	$30,278
Held-to-maturity:
Due under one year	$24,812	$24,800
Due after one year through five years	998	996
	$25,810	$25,796

The Company does not expect any credit losses from its held-to-maturity investments, considering the composition of the investment portfolio and the credit loss history of these investments. For available-for-sale investments, the Company determined that there were unrealized losses of $0.5 million and $0.3 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, $15.8 million in available-for-sale investments have been in a loss position for more than twelve months, with total unrealized losses of $0.2 million. As of June 30, 2024, $46.7 million available-for-sale investments have been in a loss position for less than twelve months, with total unrealized losses of $0.2 million. As of December 31, 2023, $18.9 million in available-for-sale investments have been in a loss position for more than twelve months, with total unrealized losses of $0.2 million. As of December 31, 2023, $25.9 million available-for-sale investments have been in a loss position for less than twelve months, with total unrealized losses of $0.1 million. These losses relate to interest rate changes. The Company does not expect any credit losses from its available-for-sale investments, considering the composition of the investment portfolio and the credit rating of these investments. For those securities, the Company determined it is not likely to, and does not intend to, sell prior to a potential recovery.
Proceeds from the sales of fixed maturities classified as available-for-sale were $40.2 million and $58.8 million during the six months ended June 30, 2024 and 2023, respectively.

4. Other Investments
Preferred Stock Investment
The Company has invested $7.0 million in the preferred stock of a variable interest entity, Baystride, Inc. ("Baystride"), a U.S.-based privately held corporation operating in the pet food industry. The Company does not have power over the activities that most significantly impact the economic performance of the entity and is, therefore, not the primary beneficiary. The Company has the option to purchase all of the outstanding common stock issued by Baystride in August 2027 at an amount approximating its expected fair value. The preferred stock investment in the entity is redeemable, and therefore, is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date — see Note 5.
Additionally, the Company has extended a $7.0 million revolving line of credit to Baystride to fund its inventory purchases, which will increase annually by $2.0 million until the note’s maturity in 2027. Borrowing amounts are subject to limitations based on Baystride’s forecasted revenues and inventory balances. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit, including accrued interest, was $2.6 million and $4.0 million as of June 30, 2024 and December 31, 2023, respectively. The Company has also entered into a series of agreements to provide ancillary services to, and receive reimbursement from, Baystride at cost. The Company provided $0.1 million and $0.3 million of these services for the six months ended June 30, 2024 and 2023, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$(1,674)	$—	$(1,674)	$—
(Addition to) allowance for credit losses	—	—	—	—
Balance at end of period	$(1,674)	$—	$(1,674)	$—

5. Fair Value
Fair Value Disclosures - Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of June 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$73,995	$73,995	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	13,354	—	13,354	—
Other asset-backed securities	16,924	—	16,924	—
Corporate bonds	41,201	—	41,201	—
Foreign deposits	13,121	13,121	—	—
U.S. Treasury securities	56,579	—	56,579	—
Preferred stock investment	5,326	—	—	5,326
Total	$220,500	$87,116	$128,058	$5,326

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$67,360	$67,360	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	10,454	—	10,454	—
Other asset-backed securities	12,436	—	12,436	—
Corporate bonds	36,613	—	36,613	—
Foreign deposits	11,869	11,869	—	—
U.S. Treasury securities	44,687	—	44,687	—
Preferred stock investment	5,326	—	—	5,326
Total	$188,745	$79,229	$104,190	$5,326

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
The Company's preferred stock investment (see Note 4) is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement, and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. The estimated fair value was $5.3 million as of June 30, 2024, unchanged from December 31, 2023, and is recorded in other long-term assets on the Company's consolidated balance sheet.
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the six months ended June 30, 2024 and the year ended December 31, 2023.

The following table presents the change in fair value of the Company’s preferred stock investment carried at fair value and classified as Level 3 as of June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$5,326	$4,115	$5,326	$4,115
Changes in fair value included in earnings	—	—	—	—
Balance at end of period	$5,326	$4,115	$5,326	$4,115

Fair Value Disclosures - Other Assets and Liabilities
The Company's other long-term assets balance also included notes receivable of $5.4 million and $6.8 million as of June 30, 2024 and December 31, 2023, respectively, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at June 30, 2024.

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
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Six Months Ended June 30,
Subscription	2024	2023
Reserve at beginning of year	$31,549	$21,543
Veterinary invoices during the period related to:
Current year	308,158	261,249
Prior years	(323)	2,035
Total veterinary invoice expense	307,835	263,284
Amounts paid during the period related to:
Current year	282,043	236,697
Prior years	27,668	20,168
Total paid	309,711	256,865
Non-cash expenses	1,737	1,771
Reserve at end of period	$27,936	$26,191

The Company had favorable development on veterinary invoice reserves for the subscription business segment of $0.3 million for the six months ended June 30, 2024, and unfavorable development on veterinary invoice reserves of $2.0 million for the six months ended June 30, 2023, both of which were the result of ongoing analysis of recent payment trends.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Six Months Ended June 30,
Other Business	2024	2023
Reserve at beginning of year	$31,690	$22,191
Veterinary invoices during the period related to:
Current year	157,764	136,780
Prior years	(928)	811
Total veterinary invoice expense	156,836	137,591
Amounts paid during the period related to:
Current year	128,171	109,389
Prior years	27,717	20,382
Total paid	155,888	129,771
Non-cash expenses	—	—
Reserve at end of period	$32,638	$30,011

The Company had favorable development on veterinary invoice reserves for the other business segment of $0.9 million for the six months ended June 30, 2024, and unfavorable development on veterinary invoice reserves of $0.8 million for the six months ended June 30, 2023, both of which were the result of ongoing analysis of recent payment trends.

Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of June 30, 2024
Year of Occurrence
2022 and prior	$207
2023	3,351
2024	24,378
$27,936

Other Business	As of June 30, 2024
Year of Occurrence
2022 and prior	$386
2023	2,659
2024	29,593
$32,638

8. Debt
On March 25, 2022, the Company entered into a credit agreement with Piper Sandler Finance, LLC, acting as the administrative agent, that provides the Company with $150.0 million in credit (the "Credit Facility") consisting of:
(a) an initial term loan in an aggregate principal amount of $60.0 million ("Initial Term Loan"), which was funded at closing;
(b) commitments for delayed draw term loans in an aggregate principal amount not in excess of $75.0 million ("Delayed Draw Term Loans", and together with the Initial Term Loan, the "Term Loans"), which were able to be drawn from time to time until September 25, 2023. On December 29, 2022, February 17, 2023, and September 21, 2023, the Company borrowed Delayed Draw Term loans of $15.0 million, $35.0 million, and $25.0 million, respectively; and
(c) commitments for revolving loans in an aggregate principal amount at any time outstanding not in excess of $15.0 million ("Revolving Loans"), which may be drawn at any time prior to March 25, 2027.
The Credit Facility bears interest at a floating base rate plus an applicable margin. The stated interest rate as of June 30, 2024 was approximately 10.46% for the $60.0 million Initial Term Loan and for the aggregate $75.0 million Term Loans. The Company incurred total debt issuance costs of approximately $5.9 million, which are reported in the consolidated balance sheet as a direct reduction from the carrying amount of the Credit Facility, and are amortized as interest expense over the term of five years.
The Credit Facility is secured by substantially all assets of the Company and its subsidiaries. Proceeds from the Credit Facility may be used for permitted acquisitions and investments, working capital and other general corporate purposes. The Credit Agreement contains financial and other covenants. As of June 30, 2024, the Company was in compliance with all financial and other covenants.
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

Future principal payments on outstanding borrowings as of June 30, 2024 are as follows (in thousands):

Year Ending December 31,	June 30, 2024
2024	$675
2025	1,350
2026	1,350
2027	72,113
2028	57,125
Thereafter	—
Total	$132,613

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Veterinary invoice expense	$854	$866	$1,778	$1,719
Other cost of revenue	541	441	1,007	906
Technology and development	1,261	627	2,515	1,335
General and administrative	3,861	2,948	7,310	11,167
New pet acquisition expense	2,129	1,755	4,188	3,841
Total expensed stock-based compensation	8,646	6,637	16,798	18,968
Capitalized stock-based compensation	126	531	332	1,159
Total stock-based compensation	$8,772	$7,168	$17,130	$20,127
Restricted Stock Awards and Restricted Stock Units
A summary of the Company’s restricted stock award and restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2023	714,382	$66.64
Granted	810,347	27.05
Vested	(357,583)	64.69
Forfeited	(35,345)	46.16
Unvested shares as of June 30, 2024	1,131,801	39.55

As of June 30, 2024, the Company had 1,131,801 unvested restricted stock units. Stock-based compensation expenses of $46.9 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 2.3 years.
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

Stock Options
A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	408,970	$14.09	$6,715
Granted	—	—	—
Exercised	(29,034)	16.21	423
Forfeited	(500)	14.93	—
Outstanding as of June 30, 2024	379,436	13.93	5,871

Exercisable as of June 30, 2024	379,436	13.93	5,871

As of June 30, 2024, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 2.1 years.

10. Stockholders' Equity
Common Stock and Preferred Stock
As of June 30, 2024, the Company had 100,000,000 shares of common stock authorized and 42,159,631 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At June 30, 2024, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the "Board"), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of the Company's common stock. The Company repurchased no shares during the six months ended June 30, 2024 and 2023, respectively.

11. Accumulated Comprehensive Income (Loss)
A summary of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

For the three months ended June 30, 2024	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of April 1, 2024	$(1,408)	$(173)	$(1,581)
Other comprehensive income (loss)	(185)	(5)	(190)
Balance as of June 30, 2024	$(1,593)	$(178)	$(1,771)

For the three months June 30, 2023	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of April 1, 2023	$(1,233)	$(3,022)	$(4,255)
Other comprehensive income (loss)	1,256	(1,103)	153
Balance as of June 30, 2023	$23	$(4,125)	$(4,102)

For the six months ended June 30, 2024	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2024	$(76)	$479	$403
Other comprehensive income (loss)	(1,517)	(657)	(2,174)
Balance as of June 30, 2024	$(1,593)	$(178)	$(1,771)

For the six months ended June 30, 2023	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2023	$(2,788)	$(3,513)	$(6,301)
Other comprehensive income (loss)	2,811	(612)	2,199
Balance as of June 30, 2023	$23	$(4,125)	$(4,102)

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
Operating income (loss) of the Company’s segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Subscription business:
Revenue	$208,618	$173,253	$409,752	$338,463
Veterinary invoice expense	155,480	134,295	307,835	263,283
Other cost of revenue	20,260	17,225	40,036	34,328
Technology and development	5,428	3,350	9,998	6,508
General and administrative	10,108	8,411	19,749	19,484
New pet acquisition expense	17,862	20,707	34,688	42,298
Depreciation and amortization	2,900	2,083	5,385	4,147
Subscription business operating loss	(3,420)	(12,818)	(7,939)	(31,585)

Other business:
Revenue	106,182	97,313	211,169	188,432
Veterinary invoice expense	75,622	72,443	156,836	137,592
Other cost of revenue	23,169	17,230	39,718	35,973
Technology and development	2,762	1,882	5,152	3,624
General and administrative	5,145	4,725	10,177	14,669
New pet acquisition expense	12	62	29	113
Depreciation and amortization	1,476	1,170	2,776	2,308
Other business operating loss	(2,004)	(199)	(3,519)	(5,847)
Loss from investment in joint venture	(47)	(73)	(150)	(144)
Operating loss	(5,471)	(13,090)	(11,608)	(37,576)
Interest expense	3,655	2,940	7,251	5,327
Other income, net	(3,220)	(2,078)	(6,063)	(3,980)
Loss before income taxes	$(5,906)	$(13,952)	$(12,796)	$(38,923)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$263,220	$228,673	$519,193	$445,598
Canada and other	51,580	41,893	101,728	81,297
Total revenue	$314,800	$270,566	$620,921	$526,895
Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2024 and December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We provide medical insurance for cats and dogs in the United States, Canada, Continental Europe, Australia, and Puerto Rico. Through our data-driven, vertically-integrated approach, we develop and offer high value medical insurance products, priced specifically for each pet’s unique characteristics and coverage level. Our growing and loyal membership base provides us with highly predictable and recurring revenue.
We operate in two aggregated reporting segments: subscription business and other business. We generate revenue in our subscription business segment primarily by subscription fees from direct-to-consumer products. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our new pet acquisition expense and acquiring as many pets as possible at our targeted average estimated internal rate of return. Within our subscription business, we also provide "Powered by Trupanion" pet insurance product offerings marketed by third parties and, in Canada, low and medium average revenue per pet products marketed under the brand names, Furkin and PHI Direct. We are the underwriter and provide a full suite of services and support for these products. They are designed to align with the target margin profile of our subscription business segment. Within our subscription business segment, we also offer products in Continental Europe, which are currently underwritten using third-party underwriters.
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

Key Operating Metrics
The following tables set forth total pets enrolled and key operating metrics for our subscription business for year to date values as well as each of the last eight fiscal quarters.

	Six Months Ended June 30,
	2024	2023
Total Business:
Total pets enrolled (at period end)	1,699,643	1,679,659
Subscription Business:
Total subscription pets enrolled (at period end)	1,020,934	943,958
Monthly average revenue per pet	$70.76	$64.00
Lifetime value of a pet, including fixed expenses	$450	$470
Average pet acquisition cost (PAC)	$219	$241
Average monthly retention	98.34%	98.61%

	Three Months Ended
	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022
Total Business:
Total pets enrolled (at period end)	1,699,643	1,708,017	1,714,473	1,712,177	1,679,659	1,616,865	1,537,573	1,439,605
Subscription Business:
Total subscription pets enrolled (at period end)	1,020,934	1,006,168	991,426	969,322	943,958	906,369	869,862	808,077
Monthly average revenue per pet	$71.72	$69.79	$67.07	$65.82	$64.41	$63.58	$63.11	$63.80
Lifetime value of a pet, including fixed expenses	$450	$428	$419	$428	$470	$541	$641	$673
Average pet acquisition cost (PAC)	$231	$207	$217	$212	$236	$247	$283	$268
Average monthly retention	98.34%	98.41%	98.49%	98.55%	98.61%	98.65%	98.69%	98.71%

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
Total pets enrolled. Total pets enrolled reflects the number of subscription pets and pets enrolled in one of the insurance products offered in our other business segment at the end of each period presented. We monitor total pets enrolled because it provides an indication of the growth of our consolidated business.
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

Lifetime value of a pet, including fixed expenses. Lifetime value of a pet, including fixed expenses, is calculated based on subscription revenue less cost of revenue from our subscription business segment for the 12 months prior to the period end date excluding stock-based compensation expense related to cost of revenue from our subscription business segment, sign-up fee revenue, and the change in deferred revenue between periods. This amount is also reduced by the fixed expenses related to our subscription business, which are the pro-rata portion of general and administrative and technology and development expenses, less stock-based compensation, based on revenues. This amount, on a per pet basis, is multiplied by the implied average subscriber life in months. Implied average subscriber life in months is calculated as the quotient obtained by dividing one by one minus the average monthly retention rate. We monitor lifetime value of a pet, including fixed expenses, to estimate the value we might expect from new pets over their implied average subscriber life in months, if they behave like the average pet in that respective period. When evaluating the amount of pet acquisition expenses we may want to incur to attract new pet enrollments, we refer to the lifetime value of a pet, including fixed expenses, as well as our estimated internal rate of return calculation for an average pet, which also includes an estimated surplus capital charge, to inform the amount of acquisition spend in relation to the estimated payback period.
Average pet acquisition cost. Average pet acquisition cost ("PAC") is calculated as net acquisition cost divided by the total number of new subscription pets enrolled in that period. Net acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as new pet acquisition expense, excluding stock-based compensation expense, other business segment expense, offset by sign-up fee revenue. We exclude stock-based compensation expense because the amount varies from period to period based on number of awards issued and market-based valuation inputs. We offset sign-up fee revenue because it is a one-time charge to new members collected at the time of enrollment used to partially offset initial setup costs, which are included in new pet acquisition expenses. We exclude other business segment pet acquisition expense because that does not relate to subscription enrollments. We monitor average pet acquisition cost to evaluate the efficiency in acquiring new members and measure effectiveness based on our targeted return on investment.
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of June 30, 2024 is an average of each month’s retention from July 1, 2023 through June 30, 2024. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

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

The following tables present the reconciliation of our non-GAAP financial measures from corresponding GAAP measures for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Veterinary invoice expense	$464,671	$400,875
Less:
Stock-based compensation expense(1)	(1,705)	(1,695)
Other business cost of paying veterinary invoices(4)	(156,836)	(137,592)
Subscription cost of paying veterinary invoices (non-GAAP)	$306,130	$261,588
% of subscription revenue	74.7%	77.3%

Other cost of revenue	$79,754	$70,301
Less:
Stock-based compensation expense(1)	(943)	(876)
Other business variable expenses(4)	(39,589)	(35,973)
Subscription variable expenses (non-GAAP)	$39,222	$33,452
% of subscription revenue	9.6%	9.9%

Technology and development expense	$15,150	$10,132
General and administrative expense	29,926	34,153
Less:
Stock-based compensation expense(1)	(9,208)	(12,318)
Non-recurring transaction or restructuring expenses(2)	—	(4,167)
Development expenses(3)	(2,832)	(1,823)
Fixed expenses (non-GAAP)	$33,036	$25,977
% of total revenue	5.3%	4.9%

New pet acquisition expense	$34,717	$42,411
Less:
Stock-based compensation expense(1)	(3,923)	(3,754)
Other business pet acquisition expense(4)	(23)	(113)
Subscription acquisition cost (non-GAAP)	$30,771	$38,544
% of subscription revenue	7.5%	11.4%
(1) Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $1.1 million for the six months ended June 30, 2024.
(2) Consists of business acquisition transaction expenses, severance and legal costs due to certain executive departures, and a $3.8 million non-recurring settlement of accounts receivable in the first quarter of 2023 related to uncollected premiums in connection with the transition of underwriting a third-party business to other insurers.
(3) Consists of costs related to product exploration and development that are pre-revenue and historically have been insignificant.
(4) Excludes the portion of stock-based compensation expense attributable to the other business segment.

	Three Months Ended
	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022
Veterinary invoice expense	$231,102	$233,569	$217,739	$212,441	$206,738	$194,137	$176,083	$171,112
Less:
Stock-based compensation expense(1)	(843)	(862)	(885)	(870)	(856)	(839)	(899)	(960)
Other business cost of paying veterinary invoices(4)	(75,622)	(81,213)	(77,572)	(72,694)	(72,443)	(65,149)	(59,946)	(58,197)
Subscription cost of paying veterinary invoices (non-GAAP)	$154,637	$151,494	$139,282	$138,877	$133,439	$128,149	$115,238	$111,955
% of subscription revenue	74.1%	75.3%	72.7%	75.9%	77.0%	77.6%	72.7%	73.5%

Other cost of revenue	$43,429	$36,325	$38,054	$38,179	$34,455	$35,846	$36,277	$32,589
Less:
Stock-based compensation expense(1)	(523)	(420)	(386)	(282)	(428)	(448)	(414)	(433)
Other business variable expenses(4)	(23,091)	(16,498)	(19,301)	(20,482)	(17,230)	(18,743)	(20,591)	(17,346)
Subscription variable expenses (non-GAAP)	$19,815	$19,407	$18,367	$17,415	$16,797	$16,655	$15,272	$14,810
% of subscription revenue	9.5%	9.6%	9.6%	9.5%	9.7%	10.1%	9.6%	9.7%

Technology and development expense	$8,190	$6,960	$5,969	$5,302	$5,232	$4,900	$6,955	$6,553
General and administrative expense	15,253	14,673	13,390	12,664	13,136	21,017	10,472	10,314
Less:
Stock-based compensation expense(1)	(4,949)	(4,258)	(3,797)	(3,754)	(3,497)	(8,821)	(5,019)	(4,805)
Non-recurring transaction or restructuring expenses(2)	—	—	—	(8)	(65)	(4,102)	(193)	(179)
Development expenses(3)	(1,655)	(1,178)	(1,683)	(1,594)	(925)	(898)	(2,084)	(2,435)
Fixed expenses (non-GAAP)	$16,839	$16,197	$13,879	$12,610	$13,881	$12,096	$10,131	$9,448
% of total revenue	5.3%	5.3%	4.7%	4.4%	5.1%	4.7%	4.1%	4.0%

New pet acquisition expense	$17,874	$16,843	$17,189	$17,772	$20,769	$21,642	$22,457	$22,434
Less:
Stock-based compensation expense(1)	(2,066)	(1,857)	(1,567)	(1,679)	(1,722)	(2,032)	(2,079)	(2,108)
Other business pet acquisition expense(4)	(10)	(13)	(77)	(10)	(62)	(51)	(65)	(181)
Subscription acquisition cost (non-GAAP)	$15,798	$14,973	$15,545	$16,083	$18,985	$19,559	$20,313	$20,145
% of subscription revenue	7.6%	7.4%	8.1%	8.8%	11.0%	11.8%	12.5%	13.2%
(1) Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.3 million for the three months ended June 30, 2024.
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
(4) Excludes the portion of stock-based compensation expense attributable to the other business segment.

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
The following table reconciles GAAP new pet acquisition expense to non-GAAP net acquisition cost (in thousands) for the six months ended June 30, 2024 and 2023 and for each of the last eight fiscal quarters:

	Six Months Ended June 30,
	2024	2023
New pet acquisition expense	$34,717	$42,411
Net of sign-up fee revenue	(2,055)	(2,408)
Excluding:	—	—
Stock-based compensation expense	(3,923)	(3,754)
Other business pet acquisition expense	(23)	(113)
Pet acquisition expense for commission-based policies	(1,586)	(1,815)
Net acquisition cost	$27,130	$34,321

	Three Months Ended
	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sep. 30, 2022
New pet acquisition expense	$17,874	$16,843	$17,189	$17,772	$20,769	$21,642	$22,457	$22,434
Net of sign-up fee revenue	(1,036)	(1,019)	(1,035)	(1,084)	(1,189)	(1,219)	(1,191)	(1,339)
Excluding:
Stock-based compensation expense	(2,066)	(1,857)	(1,567)	(1,679)	(1,722)	(2,032)	(2,079)	(2,108)
Other business pet acquisition expense	(10)	(13)	(77)	(10)	(62)	(51)	(65)	(181)
Pet acquisition expense for commission-based policies	(754)	(832)	(803)	(826)	(888)	(927)	(443)	—
Net acquisition cost	$14,008	$13,122	$13,707	$14,173	$16,908	$17,413	$18,679	$18,806
Components of Operating Results
General
We operate in two aggregated reporting segments: subscription business and other business. We generate revenue in our subscription business segment primarily by subscription fees from direct-to-consumer products. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our pet acquisition expense and acquiring as many pets as possible at our targeted average estimated internal rate of return. Within our subscription business, we also provide "Powered by Trupanion" pet insurance product offerings marketed by third parties and, in Canada, low and medium average revenue per pet products marketed under the brand names Furkin and PHI Direct. We provide a full suite of services and support for these products and they are designed to align with the target margin profile of our subscription business segment. Within our subscription business segment, we also offer products in Continental Europe, which are currently underwritten using third-party underwriters.

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
Other cost of revenue
Other cost of revenue for the subscription business segment includes direct and indirect member service expenses, Territory Partner fees upon policy renewals, payment processing fees and premium tax expenses. Other cost of revenue for the other business segment includes the commissions we pay to unaffiliated general agents, costs to administer the programs in the other business segment and premium taxes on the sales in this segment.
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

Other business segment. Our other business segment primarily includes other product offerings that have been materially different from those in our subscription business segment. In addition, we expect the growth rate and margin profile of this segment to be materially different from our subscription business segment. We do not undertake marketing efforts for and are not the primary interface with the customers of the third parties for whom we underwrite other business segment policies. Our relationships in our other business segment are generally subject to termination provisions and are non-exclusive. Accordingly, we have limited influence on the volume of business of this segment. Loss of an entire program via contract termination could result in the associated policies and revenue being lost over a period of 12 to 18 months, which could have a material impact on our results of operations. In some cases, we have structured exclusive relationships, but those relationships have been and may continue to be subject to limitations on the number of enrolled pets as to which we will write policies for the third party. We may enter into additional relationships in this segment in the future, if we believe they will be beneficial, which could impact our operating results.

Results of Operations
The following tables set forth our results of operations for the periods presented both in absolute dollars and as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
Subscription business	$208,618	$173,253	$409,752	$338,463
Other business	106,182	97,313	211,169	188,432
Total revenue	314,800	270,566	620,921	526,895
Cost of revenue:
Subscription business	175,740	151,520	347,871	297,611
Other business	98,791	89,673	196,554	173,565
Total cost of revenue(1)	274,531	241,193	544,425	471,176
Operating expenses:
Technology and development(1)	8,190	5,232	15,150	10,132
General and administrative(1)	15,253	13,136	29,926	34,153
New pet acquisition expense(1)	17,874	20,769	34,717	42,411
Depreciation and amortization	4,376	3,253	8,161	6,455
Total operating expenses	45,693	42,390	87,954	93,151
Loss from investment in joint venture	(47)	(73)	(150)	(144)
Operating loss	(5,471)	(13,090)	(11,608)	(37,576)
Interest expense	3,655	2,940	7,251	5,327
Other income, net	(3,220)	(2,078)	(6,063)	(3,980)
Loss before income taxes	(5,906)	(13,952)	(12,796)	(38,923)
Income tax benefit	(44)	(238)	(82)	(429)
Net loss	$(5,862)	$(13,714)	$(12,714)	$(38,494)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$1,395	$1,307	$2,785	$2,625
Technology and development	1,261	627	2,515	1,335
General and administrative	3,861	2,948	7,310	11,167
New pet acquisition expense	2,129	1,755	4,188	3,841
Total stock-based compensation expense	$8,646	$6,637	$16,798	$18,968

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	87	89	88	89
Operating expenses:
Technology and development	3	2	2	2
General and administrative	5	5	5	6
New pet acquisition expense	6	8	6	8
Depreciation and amortization	1	1	1	1
Total operating expenses	15	16	14	18
Loss from investment in joint venture	—	—	—	—
Operating loss	(2)	(5)	(2)	(7)
Interest expense	1	1	1	1
Other income, net	(1)	(1)	(1)	(1)
Loss before income taxes	(2)	(5)	(2)	(7)
Income tax benefit	—	—	—	—
Net loss	(2)%	(5)%	(2)%	(7)%

Stock-based compensation expense:	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(as a percentage of revenue)
Cost of revenue	—%	—%	—%	—%
Technology and development	—	—	—	—
General and administrative	1	1	1	2
New pet acquisition expense	1	1	1	1
Total stock-based compensation expense	3%	2%	3%	4%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	84	87	85	88

Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$208,618	$173,253	20%	$409,752	$338,463	21%
Other business	106,182	97,313	9	211,169	188,432	12
Total revenue	$314,800	$270,566	16	$620,921	$526,895	18

Percentage of Revenue by Segment:
Subscription business	66%	64%		66%	64%
Other business	34	36		34	36
Total revenue	100%	100%		100%	100%

Total pets enrolled (at period end)	1,699,643	1,679,659	1%	1,699,643	1,679,659	1%
Total subscription pets enrolled (at period end)	1,020,934	943,958	8	1,020,934	943,958	8
Monthly average revenue per pet	$71.72	$64.41	11	$70.76	$64.00	11
Average monthly retention	98.34%	98.61%		98.34%	98.61%

Three months ended June 30, 2024 compared to three months ended June 30, 2023. Total revenue increased by $44.2 million, or 16%, to $314.8 million for the three months ended June 30, 2024. Revenue from our subscription business segment increased by $35.4 million, or 20%, to $208.6 million for the three months ended June 30, 2024. This increase was primarily driven by an 8% increase in total subscription pet months (the sum of pet months for each month during a period) for policies underwritten by Trupanion and a 11% increase in monthly average revenue per pet. Revenue from our other business segment increased by $8.9 million, or 9%, to $106.2 million, for the three months ended June 30, 2024. This increase was primarily driven by a 16% increase in monthly average revenue per pet in this segment, offset by a 6% decrease in pet months in this segment.
Six months ended June 30, 2024 compared to six months ended June 30, 2023. Total revenue increased by $94.0 million, or 18%, to $620.9 million for the six months ended June 30, 2024. Revenue from our subscription business segment increased by $71.3 million, or 21%, to $409.8 million for the six months ended June 30, 2024. This increase was primarily due to an 10% increase in subscription pet months (the sum of pets enrolled for each month during a period) for policies underwritten by Trupanion and a 11% increase in monthly average revenue per pet. Revenue from our other business segment increased by $22.7 million, or 12%, to $211.2 million for the six months ended June 30, 2024. This increase was primarily driven by a 15% increase in monthly average revenue per pet in this segment, offset by a 2% decrease in pet months in this segment.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$155,480	$134,295	16%	$307,835	$263,283	17%
Other cost of revenue	20,260	17,225	18	40,036	34,328	17
Total cost of revenue	175,740	151,520	16	347,871	297,611	17
Other business:
Veterinary invoice expense	75,622	72,443	4	156,836	137,592	14
Other cost of revenue	23,169	17,230	34	39,718	35,973	10
Total cost of revenue	$98,791	$89,673	10	$196,554	$173,565	13

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	75%	78%		75%	78%
Other cost of revenue	10	10		10	10
Total cost of revenue	84	87		85	88
Other business:
Veterinary invoice expense	71	74		74	73
Other cost of revenue	22	18		19	19
Total cost of revenue	93%	92%		93%	92%

Total pets enrolled (at period end)	1,699,643	1,679,659	1	1,699,643	1,679,659	1
Total subscription pets enrolled (at period end)	1,020,934	943,958	8	1,020,934	943,958	8

Three months ended June 30, 2024 compared to three months ended June 30, 2023. Total cost of revenue for our subscription business segment increased $24.2 million, or 16%, to $175.7 million, for the three months ended June 30, 2024. This increase was driven by a $21.2 million, or 16%, increase in veterinary invoice expense and a $3.0 million, or 18%, increase in other cost of revenue. The 16% increase in veterinary invoice expense was driven by an 8% increase in total subscription pet months for policies underwritten by Trupanion and a 7% increase in veterinary invoice expense per pet month. The 18% increase in other cost of revenue was primarily due to general increases in costs attributable to growth in our membership. Subscription business cost of revenue decreased from 87% to 84% of revenue year-over-year.

Total cost of revenue for our other business segment increased by $9.1 million, or 10%, to $98.8 million for the three months ended June 30, 2024. The increase was primarily driven by a $5.9 million, or 34%, increase in other cost of revenue as well as a $3.2 million, or 4%, increase in veterinary invoice expense. The 34% increase in other cost of revenue was primarily driven by increases in managing general agent ("MGA") and underwriting fees, which reflects higher earned premium and lower loss ratio in the other business segment. The 4% increase in veterinary invoice expense was primarily driven by a 10% increase in veterinary invoice expense per pet, offset by a 6% decrease in pet months in this segment. Cost of revenue for the other business segment increased from 92% to 93% of revenue year-over-year.

Six months ended June 30, 2024 compared to six months ended June 30, 2023. Total cost of revenue for our subscription business segment increased by $50.3 million, or 17%, to $347.9 million, for the six months ended June 30, 2024. This increase was driven by a $44.6 million, or 17%, increase in veterinary invoice expense and a $5.7 million, or 17%, increase in other cost of revenue. The 17% increase in veterinary invoice expense was driven by a 10% increase in total subscription pet months for policies underwritten by Trupanion and a 7% increase in veterinary invoice expense per pet month. The 17% increase in other cost of revenue was primarily due to general increases in costs attributable to growth in our membership. Subscription business cost of revenue decreased from 88% to 85% of revenue year-over-year.

Total cost of revenue for our other business segment increased by $23.0 million, or 13%, to $196.6 million for the six months ended June 30, 2024. The increase was primarily driven by a $19.2 million, or 14%, increase in veterinary invoice expense as well as a $3.7 million, or 10%, increase in other cost of revenue. The 14% increase in veterinary invoice expense was primarily driven by a 16% increase in veterinary invoice expense per pet, offset by a 2% decrease in pet months. The 10% increase in other cost of revenue was primarily driven by increases in MGA and underwriting fees. Cost of revenue for the other business segment increased from 92% to 93% of revenue year-over-year.

Technology and Development Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
	(in thousands, except percentages)
Technology and development	$8,190	$5,232	57%	$15,150	$10,132	50%
Percentage of total revenue	3%	2%		2%	2%
Three months ended June 30, 2024 compared to three months ended June 30, 2023. Technology and development expenses increased by $3.0 million, or 57%, to $8.2 million for the three months ended June 30, 2024, primarily due a $1.8 million reduction in capitalized expenditures related to internally-developed software projects launched in early 2024, a $0.9 million increase in development expense, and a $0.4 million increase in infrastructure-related expenses. Technology and development expenses increased from 2% to 3% of total revenue year over year.
Six months ended June 30, 2024 compared to six months ended June 30, 2023. Technology and development expenses increased by $5.0 million, or 50%, to $15.2 million for the six months ended June 30, 2024, primarily due to a $3.5 million reduction in capitalized expenditures related to internally-developed software projects launched in early 2024 and a $1.2 million increase in development expense. Technology and development expenses remained constant at 2% of total revenue year-over-year.
General and Administrative Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
	(in thousands, except percentages)
General and administrative	$15,253	$13,136	16%	$29,926	$34,153	(12)%
Percentage of total revenue	5%	5%		5%	6%

Three months ended June 30, 2024 compared to three months ended June 30, 2023. General and administrative expenses increased by $2.1 million, or 16%, to $15.3 million for the three months ended June 30, 2024. The increase was primarily due to $1.2 million in property and sales taxes and discretionary related expenses, $0.5 million in underwriting fees related to our Canadian business, and $0.5 million in professional services. General and administrative expenses remained constant at 5% of total revenue year over year.
Six months ended June 30, 2024 compared to six months ended June 30, 2023. General and administrative expenses decreased by $4.2 million, or 12%, to $29.9 million for the six months ended June 30, 2024. The decrease in expense when comparing periods was driven primarily by two charges recorded during the first quarter of 2023, a $4.8 million stock-based compensation charge following certain executive departures and a $3.8 million charge related to the negotiated settlement of uncollected premiums in connection with the transition of underwriting a third-party business to other insurers. These decreases in expense period over period were partially offset by increases of $1.8 million in property and sales taxes and discretionary related expenses, $1.1 million in underwriting fees related to our Canadian business, $1.1 million in professional services, and $0.5 million in general compensation and other employee-related expenses. General and administrative expenses decreased from 6% to 5% of total revenue year-over-year.

New Pet Acquisition Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
	(in thousands, except percentages, pet and per pet data)
New pet acquisition expense	$17,874	$20,769	(14)%	$34,717	$42,411	(18)%
Percentage of total revenue	6%	8%		6%	8%
Subscription Business:
Total subscription pets enrolled (at period end)	1,020,934	943,958	8	1,020,934	943,958	8
Average pet acquisition cost (PAC)	$231	$236	(2)	$219	$241	(9)

Three months ended June 30, 2024 compared to three months ended June 30, 2023. New pet acquisition expenses decreased by $2.9 million, or 14%, to $17.9 million for the three months ended June 30, 2024. The decrease was primarily due to a decrease in expenses related to generating leads and driving conversion, as we focused on growth in our more efficient channels. New pet acquisition as a percentage of revenue was 6% for the three months ended June 30, 2024 compared to 8% in the same period last year, as we were able to stay disciplined with our discretionary pet acquisition spend, while still managing to grow total enrolled subscription pets by 8%.
Six months ended June 30, 2024 compared to six months ended June 30, 2023. New pet acquisition expenses decreased by $7.7 million, or 18%, to $34.7 million for the six months ended June 30, 2024. This decrease was primarily due to a decrease in expenses related to generating leads and driving conversion, as we focused on growth in our more efficient channels. New pet acquisition expenses as a percentage of revenue was 6% for the six months ended June 30, 2024 compared to 8% in the same period last year, as we were able to stay disciplined with our discretionary pet acquisition spend, while still managing to grow total enrolled subscription pets by 8%.

Depreciation and Amortization

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
	(in thousands, except percentages)
Depreciation and amortization	$4,376	$3,253	35%	$8,161	$6,455	26%
Percentage of total revenue	1%	1%		1%	1%
Three months ended June 30, 2024 compared to three months ended June 30, 2023. Depreciation and amortization expense increased by $1.1 million, or 35%, to $4.4 million for the three months ended June 30, 2024 primarily driven by an increase in in-service internally developed software projects during the period.
Six months ended June 30, 2024 compared to six months ended June 30, 2023. Depreciation and amortization expense increased by $1.7 million, or 26%, to $8.2 million for the six months ended June 30, 2024 primarily driven by an increase in in-service internally developed software projects during the period.

Total Other (Income) Expense, Net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
	(in thousands)
Interest expense	$3,655	$2,940	24%	$7,251	$5,327	36%
Other income, net	(3,220)	(2,078)	55%	(6,063)	(3,980)	52%
Total other (income) expense, net	$435	$862	(50)%	$1,188	$1,347	(12)%
Percentage of total revenue	—%	—%		—%	—%

Three months ended June 30, 2024 compared to three months ended June 30, 2023. Total other (income) expense, net decreased by $0.4 million to $0.4 million for the three months ended June 30, 2024 primarily due to an increase in interest income from our investments partially offset by an increase in interest expense.
Six months ended June 30, 2024 compared to six months ended June 30, 2023. Total other (income) expense, net decreased by $0.2 million to $1.2 million for the six months ended June 30, 2024 primarily due to an increase in interest income from our investments partially offset by an increase in interest expense.
Stock-Based Compensation

Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above.

Three months ended June 30, 2024 compared to three months ended June 30, 2023. Stock-based compensation increased by $2.0 million, or 30%, to $8.6 million for the three months ended June 30, 2024. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants, calculated according to our equity incentive plan.
Six months ended June 30, 2024 compared to six months ended June 30, 2023. Stock-based compensation decreased by $2.2 million, or 11%, to $16.8 million for the six months ended June 30, 2024. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants, calculated according to our equity incentive plan. Additionally, the six months ended June 30, 2023 included $4.8 million in stock-based compensation as a result of charges after certain executive departures.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$9,290	$(10,267)
Net cash provided by (used in) investing activities	(30,454)	28,385
Net cash provided by (used in) financing activities	(1,244)	33,717
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash, net	(463)	76
Net change in cash, cash equivalents and restricted cash	$(22,871)	$51,911

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
As of June 30, 2024, the Company had $277.2 million in cash, cash equivalents and short-term investments, of which $244.1 million was held by the Company's insurance entities. Outside of our insurance entities, we held $33.2 million in cash, cash equivalents and short-term investments with an additional $15.0 million available under our Credit Facility. Our insurance entities maintained $263.0 million of capital surplus, which was $130.3 million in excess of the estimated risk-based capital requirement of $132.7 million. The ability to distribute any portion of this estimated $130.3 million excess to our parent company, and the timing of any distribution, may be subject to regulatory limitations.
In April 2021, our board of directors approved a share repurchase program, pursuant to which we may, between May 2021 and May 2026, repurchase outstanding shares of our common stock. While our board of directors has approved the program, any repurchase activity is subject to quarterly assessment and board approval, based on various factors including available cash, our stock price relative to our estimated intrinsic value, forecasted operating results, and available opportunities to deploy capital. We repurchased no shares under this program during the six months ended June 30, 2024.
Operating Cash Flows
Net cash provided by operating activities was $9.3 million for the six months ended June 30, 2024, compared to $10.3 million net cash used in operating activities for the six months ended June 30, 2023. This increase was primarily driven by an increase in premium collection from members as our pricing actions flow through and a decrease in acquisition costs offset by timing differences in other working capital activities. Changes in accounts receivable and deferred revenue were primarily related to annual policies with annual payment terms within our other business segment.
Investing Cash Flows
Net cash used in investing activities was $30.5 million for the six months ended June 30, 2024, primarily consisting of purchases of investment securities of $81.2 million as well as $5.9 million of capital expenditures primarily related to the development of internal-use software focused on member experience, claims processing and internal policy management improvements, partially offset by $55.7 million in sales and maturities of investment securities. Net cash provided by investing activities was $28.4 million for the six months ended June 30, 2023, primarily consisting of $117.7 million in sales and maturities of investment securities, offset by $79.9 million of purchases of investments and $9.9 million of capital expenditures.
Financing Cash Flows
Net cash used in financing activities was $1.2 million for the six months ended June 30, 2024, primarily consisting of $0.7 million in repayments on the Credit Facility. Net cash provided by financing activities was $33.7 million for the six months ended June 30, 2023, primarily consisting of $35.1 million in proceeds from the Credit Facility.

Long-Term Debt
Our Credit Facility provides us with up to $150.0 million of credit. As of June 30, 2024, we issued term loans totaling $135.0 million under the Credit Facility. The Credit Facility is secured by substantially all of our assets and those of our subsidiaries. Refer to Note 8, Debt, included in Item 1 of Part I of this report, for further details.

Regulation
As of June 30, 2024, our insurance entities collectively held $91.2 million in cash and cash equivalents, to be used for operating expenses for our insurance entities, $152.8 million in short-term investments and $284.4 million in other current assets. Most of the assets in our insurance entities are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
American Pet Insurance Company ("APIC")
The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of the National Association of Insurance Commissioners ("NAIC"). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements will also increase, though risk-based capital requirements also take our overall rate of growth into consideration. Recently, our other business segment growth has slowed and, currently, we expect that to continue, which would reduce capital requirements. APIC was required to maintain at least $99.0 million and $137.6 million of risk-based capital as of June 30, 2024 and December 31, 2023, respectively. In July 2024, APIC distributed an ordinary dividend of $4.1 million to Trupanion, Inc.
ZPIC Insurance Company ("ZPIC"), QPIC Insurance Company ("QPIC"), and GPIC Insurance Company ("GPIC")
In 2021, we established two new wholly-owned U.S. insurance subsidiaries, ZPIC and QPIC, domiciled in Missouri and Nebraska, respectively, and in 2022, we established a new wholly-owned insurance subsidiary, GPIC, domiciled in Canada. We have funded required statutory capital to each of these new subsidiaries. As of June 30, 2024, neither ZPIC, QPIC nor GPIC have begun underwriting any insurance policies, accordingly, each of these entities are currently overcapitalized relative to traditional risk-based capital requirements. We formed these insurance subsidiaries to provide us flexibility as to the insurance entity we use to market and write policies.
Wyndham Insurance Company (SAC) Limited ("WICL") Segregated Account AX
WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Accelerant Insurance Company of Canada, formerly known as Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. In April 2024, our parent company received a dividend of $8.6 million from WICL Segregated Account AX as allowed under our agreements with WICL. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Accelerant Insurance Company of Canada, we are required to maintain a Canadian Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of June 30, 2024, the account held CAD $17.9 million.
Though we are not directly regulated by the Bermuda Monetary Authority ("BMA"), WICL's regulation and compliance impacts us as it could have an adverse impact on the ability of WICL Segregated Account AX to pay dividends. WICL is regulated by the BMA under the Insurance Act of 1978 ("Insurance Act") and the Segregated Accounts Company Act of 2000. The Insurance Act imposes on Bermuda insurance companies, solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, and auditing and reporting requirements, and grants the BMA powers to supervise and, in certain circumstances, to investigate and intervene in the affairs of insurance companies. Under the Insurance Act, WICL, as a class 3 insurer, is required to maintain available statutory capital and surplus at a level equal to or in excess of a prescribed minimum established by reference to net written premiums and loss reserves.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative or qualitative disclosures about market risk during the first six months of 2024. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, specifically with respect to (1) the design of information technology general controls ("ITGCs") in the areas of user access and program change-management over certain information technology ("IT") systems, and (2) the processing of transactions performed by an unaffiliated general agent. These material weaknesses were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 ("Annual Report").
Prior to filing this Quarterly Report on Form 10-Q, we have performed additional procedures for the quarter ended June 30, 2024. Based on these procedures and notwithstanding such material weaknesses in internal control over financial reporting, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with U.S. GAAP.
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
•maintain positive relationships with Territory Partners in all of our target markets;
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
We have made and plan to continue to make significant investments to grow our member base. We spent $77.4 million in new pet acquisition expense to acquire new members for the year ended December 31, 2023. Our average pet acquisition cost and the number of new pets we enroll depends on a number of factors and assumptions, including the effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our pet acquisition expenditures and the competitive environment. Our average pet acquisition cost has significantly varied over time. In the future, our average pet acquisition cost may rise or fall and vary significantly period to period based upon the success of specific marketing initiatives. We also regularly test new member acquisition channels and marketing initiatives, including direct-to-consumer initiatives, which often are more expensive than our traditional veterinary-focused marketing channels and generally increase our average acquisition costs.
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
In addition, most states require licensure and regulatory approval prior to marketing new insurance products and increasing prices of our existing products. Our practice has been to regularly reevaluate and adjust the price of our subscriptions, with a goal of achieving our targeted payout ratio, subject to the review and approval of applicable state regulators, who may reduce or disallow our pricing changes. Such review has in the past resulted (for instance, during the COVID-19 pandemic), and may in the future result, in delayed implementation of pricing changes, which could adversely affect our operating results and financial condition. In addition, we may be prevented by regulators from implementing significant pricing changes, requiring us to raise rates more often than we otherwise may desire. This could damage our reputation with our members and reduce our retention rates, which could significantly damage our brand, result in the loss of expected revenue and otherwise harm our business, operating results and financial condition.

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
•the pricing of our subscription, including its perceived value, simplicity, and fairness;
•our ability to explain and educate consumers regarding the benefits and differences related to our products, including our offerings marketed by third parties, and any potential consumer confusion as we add more products;
•changes in consumer shopping behaviors due to circumstances outside of our control, such as increased inflation and other economic conditions, and consumers’ ability or willingness to pay for our product;
•legal or regulatory requirements, including those that make the experience on our website cumbersome or difficult to navigate or that hinder our ability to communicate with potential members quickly and in a way that is more conducive to conversion; and
•system failures or interruptions in our website or contact center.
We have made and plan to continue to make substantial investments in features and enhanced functionalities for our website and support our contact center. These enhancements are designed to help appropriately direct pet owner traffic to the enrollment journey of their choice, increase member engagement, and improve member service. These activities do not directly generate revenue, however, and we may never realize any benefit from these investments. If the expenses that we incur in connection with these activities do not result in sufficient growth in members to offset the cost, our business, operating results and financial condition will be adversely affected. Generally, we see greater conversion through our contact center and if we are unable to drive more potential members to call our contact center, our conversion rates may decline.
We have historically experienced high average monthly retention rates. For example, our average monthly retention rate between 2010 and 2023 was 98.5%. We expect to continue to make significant expenditures relating to the retention of existing members.

If we do not retain our existing members or if our marketing initiatives do not result in enrolling more pets or result in enrolling pets that inherently have a lower retention rate, we may not be able to maintain our retention and new pet acquisition rates. Members we obtain through aggressive promotions or other channels that involve relatively less meaningful contact between us and the member and such members are more likely to terminate their subscription. In the past, we have experienced reduced retention rates during periods of rapid member growth, as our retention rate generally has been lower during the first year of member enrollment. Members may choose to terminate their subscription for a variety of reasons, including, loss of a pet, increased subscription fees, perceived or actual lack of value, delays or other unsatisfactory experiences in how we review and process veterinary invoice payments, unsatisfactory member service, a change in the economic environment, a more attractive offer from a competitor, changes in our subscription or other reasons, including reasons that are outside of our control. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit cancellations, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.
We rely significantly on Territory Partners, veterinarians and other third parties, including strategic partners, to generate leads.
In order for us to implement our business strategy and grow our revenue, we must effectively maintain and increase the number and quality of our relationships with Territory Partners, veterinarians and veterinary affiliates, including veterinary purchasing groups and associations, existing members, complementary online and other businesses, animal shelters, breeders and other referral sources, and continue to scale and improve our processes, programs and procedures that support them. Those processes, programs and procedures could become increasingly complex and difficult to manage as we grow.
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
We are and will continue to operate in a competitive market. For instance, we compete with pet owners that self-finance unexpected veterinary invoices with savings or credit, as well as traditional pet insurance providers and relatively new entrants into our market. The vast majority of pet owners in the markets we serve do not currently have medical insurance for their pets. We are focused primarily on expanding our share of the overall market, and we view our primary competitive challenge as educating pet owners on why our subscription is a better alternative to self-financing.
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
We endeavor to drive significant traffic to our website from consumers who search for pet medical insurance through Internet search engines such as Google, Bing and Yahoo!. A critical factor in attracting consumers searching for pet medical insurance on the Internet to our website is whether we are prominently displayed in response to Internet searches relating to medical insurance for pets. Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine, which may change from time to time, and paid search advertisements often receive the most prominent listing. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our websites would decline and we may not be able to replace this traffic, which in turn would harm our business, operating results and financial condition. If we attempt to replace this traffic, we may be required to increase our pet acquisition expenditures, including by utilizing paid search advertising. Certain of our competitors have spent additional funds to promote their products in search results over us. If we decide to respond by purchasing search advertising, our pet acquisition costs would increase which may harm our business, operating results and financial condition.
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
Rising costs of veterinary care and the increasing availability and usage of more expensive, technologically advanced medical treatments may increase the amount of veterinary invoices we receive. Similarly, industry trends may emerge that are difficult to identify or to predict their impact on us, such as consolidated ownership of veterinary hospitals that increase prices more rapidly than we estimate. Increases in the number and amount of veterinary invoices we receive could arise from unexpected or other events that are inherently difficult to predict or estimate, such as a pandemic that spreads through the pet population, tainted pet food or supplies or an unusually high number of serious injuries or illnesses. We may experience volatility in the number of veterinary invoices we receive from time to time, and short-term trends may not continue over the longer term. The number or amount of veterinary invoices may be affected by the level of care and attentiveness an owner provides to the pet, the pet’s breed and age (at enrollment) and other factors outside of our control, as well as fluctuations in member retention rates and by new member initiatives that encourage an increase in veterinary invoices and other new member acquisition activities.
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
It is possible that we may pay a veterinary invoice which appears authentic but in fact reflects false services, products or prices. It is also possible that veterinarians will charge insured customers higher amounts than they would charge their non-insured clients for the same service or product, or may alter medical records or exclude information from records. Such activity could lead to unanticipated costs to us and/or to time and expense to recover such costs. They could also lead to strained relationships with veterinarians and/or members, and could adversely affect our competitiveness, financial results and liquidity.
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

Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting, which must be attested to by our independent registered public accounting firm. Maintaining adequate internal control over financial reporting is critical to effective and timely completion of our financial statements. We have reported material weaknesses in internal control in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2023. We are currently implementing certain remedial measures and assessing others intended to remediate the material weaknesses, but our efforts may not be successful. These measures will result in additional expenses associated with technology, finance personnel, training and other costs and implementation could distract management from current operations. If we are unable to remediate the material weaknesses within a reasonable time or at all, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial or other information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.
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
We have recently experienced, and expect to continue to experience, significant growth, which has placed, and may continue to place, significant demands on our management and our operational, technological and financial systems and infrastructure. We expect that our growth strategy will require us to commit substantial financial, operational and technical resources and this commitment may also result in increased costs (such as member acquisition costs or costs associated with increases in the number or amounts of veterinary invoices received) generated by our business, which could prevent us from achieving profitability and remaining profitable and could impair our ability to compete effectively for business. If we do not effectively manage growth at any time, our financial condition could be harmed and the quality of our services could suffer.
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
Our success depends to a significant extent on the continued services of our leadership team, such as Margi Tooth, our Chief Executive Officer and President. Ms. Tooth became our new Chief Executive Officer, effective as of August 1, succeeding our founder Darryl Rawlings who remains our Chairperson of the Board. This transition may not be successful. Moreover, the loss of key executives or employees or the departure of members of our board within a short time frame could have a material adverse effect on our business. We employ all of our employees, including executive officers and key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject to severance payment obligations. Applicable law might prevent or limit our ability to subject our employees to non-compete obligations. In order to retain valuable employees, in addition to salary and cash incentives, we have provided stock options and restricted stock units that vest over time. While we may in the future grant equity awards tied to company performance, if we do not achieve certain financial goals, we will not grant equity awards and this may affect our ability to retain employees. The value to employees of stock options and restricted stock units that vest over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to maintain their retention benefit or counteract offers from other companies. We would be adversely affected if we fail to adequately plan for the succession of our senior management and other key employees. Additionally, if we were to lose a large percentage of our current employees in a relatively short time period, or our employees were to engage in a work stoppage or unionize, we may be unable to hire and train new employees quickly enough to prevent disruptions in our operations, which may result in the loss of members, Territory Partners and/or referral sources.

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
Changes to this business may be volatile due to the nature of the relationships. Further, this business historically has had, and we expect it to continue to have, significantly lower margins than our subscription business. As a result of this business, we are subject to additional regulatory requirements and scrutiny, which increase our costs and risks, and may have an adverse effect on our operations. Further, administration of this business and any similar business in the future may divert our time and attention away from our subscription business, which could adversely affect our operating results in the aggregate.
In Canada, our medical plan is written by Accelerant Insurance Company of Canada. If Accelerant were to terminate its underwriting arrangement with us, our business could be adversely affected.
In Canada, our medical insurance for pets subscription is currently written by Accelerant, and we assume all premiums written by Accelerant and the related veterinary invoice expense through an agency agreement and a fronting and administration agreement. We expect to begin to underwrite our own products in Canada through our wholly-owned subsidiary, GPIC. If Accelerant were to terminate our agreement or be unable to write insurance for regulatory or other reasons, in particular before GPIC is duly authorized to write insurance across all Canadian jurisdictions, we may have to terminate subscriptions with our existing Canadian members and/or suspend member enrollment and renewals in Canada. In addition, as we move business from Accelerant to GPIC, we may be required to contribute more risk-based capital than expected into GPIC.
We are expanding our operations internationally, and we may therefore become subject to a number of risks associated with international expansion and operations.
We are expanding our operations internationally and expect to continue exploring opportunities outside of North America. For instance, we have entered the Australian market in 2019 through a joint venture. In August 2022 we purchased Smart Paws, an MGA for pet insurance with operations based in Germany and Switzerland, and in November 2022 we acquired PetExpert, an MGA for pet insurance with operations based in the Czech Republic and Slovakia. We have limited history of marketing, selling, administering and supporting our subscription product for consumers outside of the North America. In general, international sales and operations may be subject to a number of risks, including the following:
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
We currently own one of the insurers through which we are issuing products - APIC, a New York domiciled insurer. We also own and have regulatory approvals for two U.S. insurers domiciled respectively in Missouri and Nebraska, ZPIC and QPIC. We are currently pursuing so-called expansion applications for these entities in most United States jurisdictions. In addition, we own and are pursuing Canadian regulatory approvals for our Canadian insurer GPIC and we may also seek to acquire or establish other insurers.
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

If we, or any of our processing vendors or banks have problems with our billing software, or if the billing software malfunctions, it could have an adverse effect on our member satisfaction and new member growth and could cause one or more of the major credit card companies or banks to disallow our continued use of their payment products. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our members’ credit cards on a timely basis or at all, or a bank withdraws the incorrect amount or fails to timely transfer the correct amount to us, we could lose revenue and harm our member experience, which could adversely affect our business and operating results. Moreover, a vendor could fail to process payments, or could process payments in the wrong amounts, which could result in us failing to collect premiums, could result in increased cancellations and could adversely affect our reputation.
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

Environmental, social, and governance ("ESG") issues may result in reputational harm and liability.

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
In March 2022, we entered into a credit agreement with Piper Sandler Finance, LLC, as administrative agent, that provides us with up to $150.0 million of credit (the "Credit Facility"). As of December 31, 2023, we issued term loans totaling $135.0 million under the Credit Facility. Substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could have adverse consequences, including the following:
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
As of December 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $271.6 million that will begin to expire in 2026. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Pursuant to Sections 382 and 383 of the Code, annual use of our net operating loss carryforwards and credit carryforwards may be limited by previous and future ownership changes.

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
Certain states have enacted laws that require a property-casualty insurer, which includes a pet insurance company, conducting business in that state to participate in assigned risk plans, reinsurance facilities, joint underwriting associations ("JUAs"), Fair Access to Insurance Requirements ("FAIR") plans and wind pools. In these markets, if the state reinsurance facilities, wind pools, FAIR plans or JUAs recognize a financial deficit, they may in turn have the ability to assess participating insurers, adversely affecting our operating results and financial condition if we are a part of such state reinsurance facilities, wind pools, FAIR plans or JUAs. Additionally, certain jurisdictions require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the jurisdiction. Our operating results and financial condition could be adversely affected by any of these factors.

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
Wyndham Insurance Company (SAC) Limited ("WICL") is a class 3 insurer regulated by the Bermuda Monetary Authority ("BMA"). WICL’s ability to continue operations and pay dividends could impact the ability of our segregated account to do the same. WICL’s failure to meet regulatory requirements set forth by the BMA could result in our inability to transact business with WICL segregated account AX. Further, WICL could be limited from allowing dividends to be paid out of segregated account AX in the event of adverse regulatory actions.
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
Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. Acquisitions, strategic investments, partnerships, or alliances could also result in dilutive issuances of equity securities. In addition, we may issue options, restricted stock units, or other stock-based awards to those providing services to us, and to the extent outstanding or future options are exercised or restricted stock units or other stock-based awards are settled for shares of our common stock, there will be further dilution. Until June 2024, these equity incentives were generally granted under our 2014 Equity Incentive Plan, which provided for automatic annual increases in the number of shares or our common stock available for issuance under the plan equal to 4% of our issued and outstanding shares of common stock, or any lesser number determined by our board of directors. Our board of directors most recently approved a 4% increase in 2022. In June 2024, our stockholders approved our 2024 Equity Incentive Plan, which replaces our 2014 Equity Incentive Plan. The 2024 Equity Incentive Plan does not provide for automatic annual increases in the number of shares or our common stock available for issuance under the plan. The amount of dilution could be substantial depending upon the size of our future issuances of securities or exercises or settlement of stock-based awards. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock, such as pursuant to the “blank check” preferred stock contained in our certificate of incorporation. As a result, purchasers of our common stock bear the risk that future issuances of debt or equity securities may reduce the value of and dilute their ownership interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
Pursuant to a marketing agreement between us and a strategic distributor, we agreed to issue shares of our common stock to the distributor as partial consideration for sales made through the distributor’s marketing channels of white-label medical and wellness pet insurance products that we create and administer under the agreement. The number of shares we issue is determined quarterly, based on a percentage of revenue from such product sales divided by the volume weighted average price per share for the preceding quarter or, if lower, for the three months ended December 5, 2021. The shares we issue are subject to various restrictions, including a minimum holding period of two years and customary transfer restrictions for shares acquired in a private placement. During the quarter ended June 30, 2024, we issued 3,150 shares of our common stock to the distributor in respect of product sales that occurred in the quarter ended March 31, 2024. We offered and sold these shares in reliance upon the exemption from the registration set forth under Section 4(a)(2) of the Securities Act, and the regulations promulgated thereunder relating to sales by an issuer not involving any public offering, and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plan
On May 17, 2024, Fawwad Qureshi, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to the net shares (not yet determinable) after shares are withheld to satisfy tax obligations upon the vesting of 33,603 restricted stock units. This 10b5-1 trading arrangement is scheduled to expire on August 29, 2025, or upon the earlier completion of all authorized sales.

No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2024.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Trupanion, Inc.	8-K	001-36537	3.1	6/12/2023

3.2	Amended and Restated Bylaws of Trupanion, Inc.	8-K	001-36537	3.2	6/12/2023

10.1+	2024 Equity Incentive Plan and forms of stock option award agreement, restricted stock agreement and restricted stock unit award agreement thereunder.	S-8	333-380069	99.1	6/7/2024

10.2+	Compensation Program for Non-Employee Directors of Trupanion, Inc., as amended on July 30, 2024.					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan or arrangement.
*	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TRUPANION, INC.

Date: August 9, 2024	/s/ Margi Tooth
Margi Tooth Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2024	/s/ Fawwad Qureshi
Fawwad Qureshi Chief Financial Officer (Principal Financial and Accounting Officer)