Form 10-Q
period 2024-09-30
TRUPANION, INC.
filed 2024-11-01
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 25, 2024, there were approximately 42,343,514 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRUPANION, INC. Condensed Consolidated Statements of Operations (in thousands, except share data) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$327,456	$285,853	$948,377	$812,748
Cost of revenue:
Veterinary invoice expense(1)	238,814	212,441	703,485	613,316
Other cost of revenue(1)	39,263	38,179	119,017	108,480
Total cost of revenue	278,077	250,620	822,502	721,796
Operating expenses:
Technology and development(1)	7,933	5,302	23,083	15,434
General and administrative(1)	16,977	12,664	46,903	46,817
New pet acquisition expense(1)	18,308	17,772	53,025	60,183
Depreciation and amortization	4,381	2,990	12,542	9,445
Total operating expenses	47,599	38,728	135,553	131,879
Gain (loss) from investment in joint venture	(34)	4	(184)	(140)
Operating income (loss)	1,746	(3,491)	(9,862)	(41,067)
Interest expense	3,820	3,053	11,071	8,380
Other income, net	(3,538)	(2,465)	(9,601)	(6,445)
Income (loss) before income taxes	1,464	(4,079)	(11,332)	(43,002)
Income tax expense (benefit)	39	(43)	(43)	(472)
Net income (loss)	$1,425	$(4,036)	$(11,289)	$(42,530)

Net income (loss) per share:
Basic	$0.03	$(0.10)	$(0.27)	$(1.03)
Diluted	$0.03	$(0.10)	$(0.27)	$(1.03)
Weighted average shares of common stock outstanding:
Basic	42,233,903	41,536,575	42,076,998	41,344,195
Diluted	42,822,505	41,536,575	42,076,998	41,344,195

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	$847	$895	$2,625	$2,614
Other cost of revenue	554	281	1,561	1,187
Technology and development	1,259	650	3,774	1,985
General and administrative	4,125	3,281	11,435	14,448
New pet acquisition expense	1,555	1,785	5,743	5,626

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$1,425	$(4,036)	$(11,289)	$(42,530)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,805	(2,763)	1,288	48
Net unrealized gain (loss) on available-for-sale investments	2,209	(243)	1,552	(855)
Other comprehensive income (loss), net of taxes	5,014	(3,006)	2,840	(807)
Comprehensive income (loss)	$6,439	$(7,042)	$(8,449)	$(43,337)

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Balance Sheets (in thousands, except share data)
	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$137,477	$147,501
Short-term investments	155,580	129,667
Accounts and other receivables, net of allowance for credit loss of $1,015 at September 30, 2024 and $1,085 at December 31, 2023	289,823	267,899
Prepaid expenses and other assets	16,692	17,022
Total current assets	599,572	562,089
Restricted cash	23,394	22,963
Long-term investments	14,215	12,866
Property, equipment, and internal-use software, net	102,862	103,650
Intangible assets, net	14,888	18,745
Other long-term assets	16,004	18,922
Goodwill	45,183	43,713
Total assets	$816,118	$782,948
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,136	$10,505
Accrued liabilities and other current liabilities	33,461	34,052
Reserve for veterinary invoices	56,668	63,238
Deferred revenue	260,238	235,329
Long-term debt - current portion	1,350	1,350
Total current liabilities	361,853	344,474
Long-term debt	127,548	127,580
Deferred tax liabilities	2,166	2,685
Other liabilities	4,376	4,487
Total liabilities	495,943	479,226
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 43,368,881 and 42,340,695 issued and outstanding at September 30, 2024; 42,887,052 and 41,858,866 shares issued and outstanding at December 31, 2023	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	561,010	536,108
Accumulated other comprehensive income (loss)	3,243	403
Accumulated deficit	(227,544)	(216,255)
Treasury stock, at cost: 1,028,186 shares at September 30, 2024 and December 31, 2023	(16,534)	(16,534)
Total stockholders’ equity	320,175	303,722
Total liabilities and stockholders’ equity	$816,118	$782,948

See accompanying notes to the condensed consolidated financial statements.

Trupanion, Inc. Condensed Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2024	42,159,631	$—	$553,122	$(228,969)	$(1,771)	$(16,534)	$305,848
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	181,064	—	(545)	—	—	—	(545)
Stock-based compensation expense	—	—	8,433	—	—	—	8,433
Other comprehensive income (loss)	—	—	—	—	5,014	—	5,014
Net Income	—	—	—	1,425	—	—	1,425
Balance at September 30, 2024	42,340,695	$—	$561,010	$(227,544)	$3,243	$(16,534)	$320,175

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2023	41,470,738	$—	$519,450	$(210,056)	$(4,102)	$(16,534)	$288,758
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	156,470	—	356	—	—	—	356
Stock-based compensation expense	—	—	7,393	—	—	—	7,393
Other comprehensive income (loss)	—	—	—	—	(3,006)	—	(3,006)
Net loss	—	—	—	(4,036)	—	—	(4,036)
Balance at September 30, 2023	41,627,208	$—	$527,199	$(214,092)	$(7,108)	$(16,534)	$289,465

See accompanying notes to the condensed consolidated financial statements.

Trupanion, Inc. Condensed Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2024	41,858,866	$—	$536,108	$(216,255)	$403	$(16,534)	$303,722
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	481,829	—	(661)	—	—	—	(661)
Stock-based compensation expense	—	—	25,563	—	—	—	25,563
Other comprehensive income (loss)	—	—	—	—	2,840	—	2,840
Net loss	—	—	—	(11,289)	—	—	(11,289)
Balance at September 30, 2024	42,340,695	$—	$561,010	$(227,544)	$3,243	$(16,534)	$320,175

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2023	41,013,158	$—	$499,694	$(171,562)	$(6,301)	$(16,534)	$305,297
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	614,050	—	(15)	—	—	—	(15)
Stock-based compensation expense	—	—	27,520	—	—	—	27,520
Other comprehensive income (loss)	—	—	—	—	(807)	—	(807)
Net loss	—	—	—	(42,530)	—	—	(42,530)
Balance at September 30, 2023	41,627,208	$—	$527,199	$(214,092)	$(7,108)	$(16,534)	$289,465

TRUPANION, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(11,289)	$(42,530)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	12,542	9,445
Stock-based compensation expense	25,138	25,860
Other, net	(453)	(1,134)
Changes in operating assets and liabilities:
Accounts and other receivables	(22,020)	(45,593)
Prepaid expenses and other assets	2,398	(2,761)
Accounts payable, accrued liabilities, and other liabilities	(350)	(3,832)
Reserve for veterinary invoices	(6,469)	17,697
Deferred revenue	25,088	43,979
Net cash provided by (used in) operating activities	24,585	1,131
Investing activities
Purchases of investment securities	(107,375)	(109,389)
Maturities and sales of investment securities	81,767	147,365
Purchases of property, equipment, and internal-use software	(7,858)	(14,310)
Other	1,552	1,420
Net cash provided by (used in) investing activities	(31,914)	25,086
Financing activities
Proceeds from debt financing, net of financing fees	—	60,102
Proceeds from exercise of stock options	729	1,281
Shares withheld to satisfy tax withholding	(1,390)	(1,296)
Repayments of debt financing	(1,013)	(1,380)
Other	(609)	(150)
Net cash provided by (used in) financing activities	(2,283)	58,557
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	19	(830)
Net change in cash, cash equivalents, and restricted cash	(9,593)	83,944
Cash, cash equivalents, and restricted cash at beginning of period	170,464	84,637
Cash, cash equivalents, and restricted cash at end of period	$160,871	$168,581
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property, equipment, and internal-use software included in accounts payable and accrued liabilities	$484	$741
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
The financial data as of December 31, 2023 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on February 27, 2024 (the "2023 10-K"). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2023 10-K. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
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
The components of basic and diluted earnings per share were as follows (in thousands, except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic earnings per share:
Net income (loss)	$1,425	$(4,036)	$(11,289)	$(42,530)
Shares used in computation:
Weighted average shares of common stock outstanding	42,233,903	41,536,575	42,076,998	41,344,195
Basic earnings per share	$0.03	$(0.10)	$(0.27)	$(1.03)

Diluted earnings per share:
Net income (loss)	$1,425	$(4,036)	$(11,289)	$(42,530)
Shares used in computation:
Weighted average shares of common stock outstanding	42,233,903	41,536,575	42,076,998	41,344,195
Stock options	242,254	—	—	—
Restricted stock awards and units	346,348	—	—	—
Weighted average number of shares	42,822,505	41,536,575	42,076,998	41,344,195
Diluted earnings per share	$0.03	$(0.10)	$(0.27)	$(1.03)
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	—	522,830	353,025	522,830
Restricted stock awards and restricted stock units	317,203	735,163	1,037,672	735,163

3. Investments
Available-for sale securities are classified as short-term versus long-term investments based on whether they represent the investment of funds available for current operations. All available-for-sale securities are considered short-term in nature, with the exception of certain long-term investments that are being held for statutory requirements. Held-to-maturity securities are classified as short-term versus long-term investments based on the effective maturity dates. The amortized cost, gross unrealized holding gains and losses, and estimates of fair value of long-term and short-term investments by major security type and class of security were as follows as of September 30, 2024 and December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of September 30, 2024
Long-term investments:
Available-for-sale investments
Foreign deposits	$14,051	$—	$—	$14,051
	$14,051	$—	$—	$14,051
Held-to-maturity investments
U.S. treasury securities	$164	$1	$—	$165
	$164	$1	$—	$165
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$59,933	$976	$(1)	$60,908
Mortgage-backed securities and collateralized mortgage obligations	13,228	181	(26)	13,383
Other asset-backed securities	16,778	173	(10)	16,941
Corporate bonds	41,515	751	(11)	42,255
	$131,454	$2,081	$(48)	$133,487
Held-to-maturity investments
U.S. treasury securities	$13,801	$34	$—	$13,835
Certificates of deposit	8,292	—	—	8,292
	$22,093	$34	$—	$22,127

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2023
Long-term investments:
Available-for-sale investments
Foreign deposits	$11,869	$—	$—	$11,869
	$11,869	$—	$—	$11,869
Held-to-maturity investments
U.S. treasury securities	$997	$8	$—	$1,005
	$997	$8	$—	$1,005
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$44,425	$326	$(64)	$44,687
Mortgage-backed securities and collateralized mortgage obligations	10,460	69	(75)	10,454
Other asset-backed securities	12,422	67	(53)	12,436
Corporate bonds	36,404	332	(123)	36,613
	$103,711	$794	$(315)	$104,190
Held-to-maturity investments
U.S. treasury securities	$13,179	$21	$(15)	$13,185
Certificates of deposit	12,298	—	—	12,298
	$25,477	$21	$(15)	$25,483

Maturities of investments classified as available-for-sale and held-to-maturity were as follows (in thousands):

	As of September 30, 2024
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$5,902	$5,915
Due after one year through five years	109,597	111,298
	$115,499	$117,213
Available-for-sale collateralized:
Due under one year	$3,298	$3,296
Due after one year through five years	22,252	22,553
Due after five years through ten years	3,674	3,698
Due after ten years	782	778
	$30,006	$30,325
Held-to-maturity:
Due under one year	$22,093	$22,127
Due after one year through five years	164	165
	$22,257	$22,292

The Company does not expect any credit losses from its held-to-maturity investments, considering the composition of the investment portfolio and the credit loss history of these investments. For available-for-sale investments, the Company determined that there were unrealized losses of less than $0.1 million as of September 30, 2024, and $0.3 million as of December 31, 2023. As of September 30, 2024, $8.2 million in available-for-sale investments have been in a loss position for more than twelve months, with total unrealized losses of less than $0.1 million. As of September 30, 2024, $6.8 million available-for-sale investments have been in a loss position for less than twelve months, with total unrealized losses of less than $0.1 million. As of December 31, 2023, $18.9 million in available-for-sale investments had been in a loss position for more than twelve months, with total unrealized losses of $0.2 million. As of December 31, 2023, $25.9 million available-for-sale investments had been in a loss position for less than twelve months, with total unrealized losses of $0.1 million. All losses relate to interest rate changes. The Company does not expect any credit losses from its available-for-sale investments, considering the composition of the investment portfolio and the credit rating of these investments. For those securities, the Company determined it is not likely to, and does not intend to, sell prior to a potential recovery.
Proceeds from the sales of fixed maturities classified as available-for-sale were $59.2 million and $83.9 million during the nine months ended September 30, 2024 and 2023, respectively.

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
Additionally, the Company has extended a $7.0 million revolving line of credit to Baystride to fund its inventory purchases, which will increase annually by $2.0 million until the note’s maturity in 2027. Borrowing amounts are subject to limitations based on Baystride’s forecasted revenues and inventory balances. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit, including accrued interest, was $2.1 million and $4.0 million as of September 30, 2024 and December 31, 2023, respectively. The Company has also entered into a series of agreements to provide ancillary services to, and receive reimbursement from, Baystride at cost. The Company provided $0.2 million and $0.3 million of these services for the nine months ended September 30, 2024 and 2023, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$(1,674)	$—	$(1,674)	$—
(Addition to) allowance for credit losses	—	—	—	—
Balance at end of period	$(1,674)	$—	$(1,674)	$—

5. Fair Value
Fair Value Disclosures - Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of September 30, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$76,979	$76,979	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	13,383	—	13,383	—
Other asset-backed securities	16,941	—	16,941	—
Corporate bonds	42,255	—	42,255	—
Foreign deposits	14,051	14,051	—	—
U.S. Treasury securities	60,908	—	60,908	—
Preferred stock investment	5,326	—	—	5,326
Total	$229,843	$91,030	$133,487	$5,326

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$67,360	$67,360	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	10,454	—	10,454	—
Other asset-backed securities	12,436	—	12,436	—
Corporate bonds	36,613	—	36,613	—
Foreign deposits	11,869	11,869	—	—
U.S. Treasury securities	44,687	—	44,687	—
Preferred stock investment	5,326	—	—	5,326
Total	$188,745	$79,229	$104,190	$5,326

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
The Company's preferred stock investment (see Note 4) is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement, and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. The estimated fair value was $5.3 million as of September 30, 2024, unchanged from December 31, 2023, and is recorded in other long-term assets on the Company's consolidated balance sheet.
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the nine months ended September 30, 2024 and the year ended December 31, 2023.

The following table presents the change in fair value of the Company’s preferred stock investment carried at fair value and classified as Level 3 as of September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$5,326	$4,115	$5,326	$4,115
Changes in fair value included in earnings	—	—	—	—
Balance at end of period	$5,326	$4,115	$5,326	$4,115

Fair Value Disclosures - Other Assets and Liabilities
The Company's other long-term assets balance also included notes receivable of $4.9 million and $6.8 million as of September 30, 2024 and December 31, 2023, respectively, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at September 30, 2024.

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
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Nine Months Ended September 30,
Subscription	2024	2023
Reserve at beginning of year	$31,548	$21,543
Veterinary invoices during the period related to:
Current year	464,001	400,604
Prior years	142	2,426
Total veterinary invoice expense	464,143	403,030
Amounts paid during the period related to:
Current year	439,325	368,269
Prior years	29,675	21,829
Total paid	469,000	390,098
Non-cash expenses	2,529	2,794
Reserve at end of period	$24,162	$31,681

The Company had unfavorable development on veterinary invoice reserves for the subscription business segment of $0.1 million for the nine months ended September 30, 2024, and unfavorable development on veterinary invoice reserves of $2.4 million for the nine months ended September 30, 2023, both of which were the result of ongoing analysis of recent payment trends. Non-cash expenses are primarily comprised of stock-based compensation expense for employees performing claims processing related duties.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Nine Months Ended September 30,
Other Business	2024	2023
Reserve at beginning of year	$31,690	$22,191
Veterinary invoices during the period related to:
Current year	240,690	209,635
Prior years	(1,348)	651
Total veterinary invoice expense	239,342	210,286
Amounts paid during the period related to:
Current year	209,862	181,535
Prior years	28,664	21,285
Total paid	238,526	202,820
Non-cash expenses	—	—
Reserve at end of period	$32,506	$29,657

The Company had favorable development on veterinary invoice reserves for the other business segment of $1.3 million for the nine months ended September 30, 2024, and unfavorable development on veterinary invoice reserves of $0.7 million for the nine months ended September 30, 2023, both of which were the result of ongoing analysis of recent payment trends.

Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of September 30, 2024
Year of Occurrence
2022 and prior	$64
2023	1,951
2024	22,147
$24,162

Other Business	As of September 30, 2024
Year of Occurrence
2022 and prior	$158
2023	1,520
2024	30,828
$32,506

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
The Credit Facility bears interest at a floating base rate plus an applicable margin. The stated interest rate as of September 30, 2024 was approximately 10.48% for the $60.0 million Initial Term Loan and for the aggregate $75.0 million Delayed Draw Term Loans. The Company incurred total debt issuance costs of approximately $5.9 million, which are reported in the consolidated balance sheet as a direct reduction from the carrying amount of the Credit Facility, and are amortized as interest expense over the term of five years.
The Credit Facility is secured by substantially all assets of the Company and its subsidiaries. Proceeds from the Credit Facility may be used for permitted acquisitions and investments, working capital and other general corporate purposes. The Credit Agreement contains financial and other covenants. As of September 30, 2024, the Company was in compliance with all financial and other covenants.
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

Future principal payments on outstanding borrowings as of September 30, 2024 are as follows (in thousands):

Year Ending December 31,	September 30, 2024
2024	$337
2025	1,350
2026	1,350
2027	72,113
2028	57,125
Total	$132,275

9. Stock-Based Compensation
Stock-based compensation expense includes restricted stock units granted to employees and other service providers and has been reported in the Company’s consolidated statements of operations depending on the function performed by the employee or other service provider. Stock-based compensation expense recognized in each category of the consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Veterinary invoice expense	$847	$895	$2,625	$2,614
Other cost of revenue	554	281	1,561	1,187
Technology and development	1,259	650	3,774	1,985
General and administrative	4,125	3,281	11,435	14,448
New pet acquisition expense	1,555	1,785	5,743	5,626
Total expensed stock-based compensation	8,340	6,892	25,138	25,860
Capitalized stock-based compensation	93	501	425	1,660
Total stock-based compensation	$8,433	$7,393	$25,563	$27,520
Restricted Stock Units
A summary of the Company’s restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2023	714,382	$66.64
Granted	902,690	28.63
Vested	(526,251)	60.13
Forfeited	(53,149)	46.56
Unvested shares as of September 30, 2024	1,037,672	37.91

As of September 30, 2024, the Company had 1,037,672 unvested restricted stock units. Stock-based compensation expenses of $41.6 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 2.2 years.
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

Stock Options
A summary of the Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	408,970	$14.09	$6,715
Granted	—	—	—
Exercised	(55,445)	13.14	1,352
Forfeited	(500)	14.93	—
Outstanding as of September 30, 2024	353,025	14.24	9,793

Exercisable as of September 30, 2024	353,025	14.24	9,793

As of September 30, 2024, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 1.9 years. The Company has not granted any new stock options since 2017.

10. Stockholders' Equity
Common Stock and Preferred Stock
As of September 30, 2024, the Company had 100,000,000 shares of common stock authorized and 42,340,695 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At September 30, 2024, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the "Board"), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of the Company's common stock. The Company repurchased no shares during the nine months ended September 30, 2024 and 2023, respectively.

11. Accumulated Comprehensive Income (Loss)
A summary of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

For the three months ended September 30, 2024	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of July 1, 2024	$(1,593)	$(178)	$(1,771)
Other comprehensive income (loss)	2,805	2,209	5,014
Balance as of September 30, 2024	$1,212	$2,031	$3,243

For the three months September 30, 2023	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of July 1, 2023	$23	$(4,125)	$(4,102)
Other comprehensive income (loss)	(2,763)	(243)	(3,006)
Balance as of September 30, 2023	$(2,740)	$(4,368)	$(7,108)

For the nine months ended September 30, 2024	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2024	$(76)	$479	$403
Other comprehensive income (loss)	1,288	1,552	2,840
Balance as of September 30, 2024	$1,212	$2,031	$3,243

For the nine months ended September 30, 2023	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2023	$(2,788)	$(3,513)	$(6,301)
Other comprehensive income (loss)	48	(855)	(807)
Balance as of September 30, 2023	$(2,740)	$(4,368)	$(7,108)

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
Operating income (loss) of the Company’s segments were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Subscription business:
Revenue	$218,986	$182,906	$628,738	$521,369
Veterinary invoice expense	156,307	139,747	464,143	403,030
Other cost of revenue	21,058	17,697	61,094	52,025
Technology and development	5,305	3,393	15,303	9,901
General and administrative	11,353	8,103	31,095	27,587
New pet acquisition expense	18,210	17,762	52,897	60,060
Depreciation and amortization	2,929	1,913	8,315	6,060
Subscription business operating income (loss)	3,824	(5,709)	(4,109)	(37,294)

Other business:
Revenue	108,470	102,947	319,639	291,379
Veterinary invoice expense	82,507	72,694	239,342	210,286
Other cost of revenue	18,205	20,482	57,923	56,455
Technology and development	2,628	1,909	7,780	5,533
General and administrative	5,624	4,561	15,808	19,230
New pet acquisition expense	98	10	128	123
Depreciation and amortization	1,452	1,077	4,227	3,385
Other business operating income (loss)	(2,044)	2,214	(5,569)	(3,633)
Gain (loss) from investment in joint venture	(34)	4	(184)	(140)
Operating income (loss)	1,746	(3,491)	(9,862)	(41,067)
Interest expense	3,820	3,053	11,071	8,380
Other income, net	(3,538)	(2,465)	(9,601)	(6,445)
Income (loss) before income taxes	$1,464	$(4,079)	$(11,332)	$(43,002)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$272,825	$241,064	$792,018	$686,662
Canada and other	54,631	44,789	156,359	126,086
Total revenue	$327,456	$285,853	$948,377	$812,748
Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2024 and December 31, 2023.

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
We operate in two aggregated reporting segments: subscription business and other business. We generate revenue in our subscription business segment primarily from insurance premium payments, which we refer to as subscription fees, from direct-to-consumer products. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our new pet acquisition expense and acquiring as many pets as possible at our targeted average estimated internal rate of return. Within our subscription business, we also provide "Powered by Trupanion" pet insurance product offerings marketed by third parties and, in Canada, low and medium average revenue per pet products marketed under the brand names, Furkin and PHI Direct. We are the underwriter and provide a full suite of services and support for these products. They are designed to align with the target margin profile of our subscription business segment. Within our subscription business segment, we also offer products in certain countries in Continental Europe, which have been underwritten by third-parties who pay us commissions we recognize as revenue. Going forward our intent is to underwrite these products similar to our core Trupanion subscription products.
Our other business segment is comprised of revenue from other product offerings with third parties with whom we generally have a business-to-business relationship. This business segment has a different margin profile than our subscription segment and includes revenue from underwriting policies on behalf of third parties and revenue from other products and insurance software solutions. This segment of our business is not part of our core business strategy and generally has a lower margin. Over time, it is reasonable to expect changes to this segment that may impact the revenue contribution due to a partner or partners rolling off to other underwriters.
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

	Nine Months Ended September 30,
	2024	2023
Total Business:
Total pets enrolled (at period end)	1,688,903	1,712,177
Subscription Business:
Total subscription pets enrolled (at period end)	1,032,042	969,322
Monthly average revenue per pet	$71.94	$64.63
Lifetime value of a pet, including fixed expenses	$493	$428
Average pet acquisition cost (PAC)	$227	$232
Average monthly retention	98.29%	98.55%

	Three Months Ended
	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022
Total Business:
Total pets enrolled (at period end)	1,688,903	1,699,643	1,708,017	1,714,473	1,712,177	1,679,659	1,616,865	1,537,573
Subscription Business:
Total subscription pets enrolled (at period end)	1,032,042	1,020,934	1,006,168	991,426	969,322	943,958	906,369	869,862
Monthly average revenue per pet	$74.27	$71.72	$69.79	$67.07	$65.82	$64.41	$63.58	$63.11
Lifetime value of a pet, including fixed expenses	$493	$450	$428	$419	$428	$470	$541	$641
Average pet acquisition cost (PAC)	$243	$231	$207	$217	$212	$236	$247	$283
Average monthly retention	98.29%	98.34%	98.41%	98.49%	98.55%	98.61%	98.65%	98.69%

Total pets enrolled and total subscription pets enrolled include pet enrollments in European markets, where policies are currently underwritten by third parties and Trupanion is acting as an insurance broker. Per pet metrics, however, exclude these European policies, as their revenue is currently earned from commissions, as opposed to the subscription fees earned by the remainder of our subscription business.
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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of September 30, 2024 is an average of each month’s retention from October 1, 2023 through September 30, 2024. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

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

The following tables present the reconciliation of our non-GAAP financial measures from corresponding GAAP measures for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Veterinary invoice expense	$703,485	$613,316
Less:
Stock-based compensation expense(1)	(2,535)	(2,565)
Other business cost of paying veterinary invoices(4)	(239,342)	(210,286)
Subscription cost of paying veterinary invoices (non-GAAP)	$461,608	$400,465
% of subscription revenue	73.4%	76.8%

Other cost of revenue	$119,017	$108,480
Less:
Stock-based compensation expense(1)	(1,479)	(1,158)
Other business variable expenses(4)	(57,713)	(56,455)
Subscription variable expenses (non-GAAP)	$59,825	$50,867
% of subscription revenue	9.5%	9.8%

Technology and development expense	$23,083	$15,434
General and administrative expense	46,903	46,817
Less:
Stock-based compensation expense(1)	(14,465)	(16,072)
Non-recurring transaction or restructuring expenses(2)	—	(4,175)
Development expenses(3)	(4,307)	(3,417)
Fixed expenses (non-GAAP)	$51,214	$38,587
% of total revenue	5.4%	4.7%

New pet acquisition expense	$53,025	$60,183
Less:
Stock-based compensation expense(1)	(5,426)	(5,433)
Other business pet acquisition expense(4)	(31)	(123)
Subscription acquisition cost (non-GAAP)	$47,568	$54,627
% of subscription revenue	7.6%	10.5%
(1) Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $1.3 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively.
(2) Consists of business acquisition transaction expenses, severance and legal costs due to certain executive departures, and a $3.8 million non-recurring settlement of accounts receivable in the first quarter of 2023 related to uncollected premiums in connection with the transition of underwriting a third-party business to other insurers.
(3) Consists of costs related to product exploration and development that are pre-revenue and historically have been insignificant.
(4) Excludes the portion of stock-based compensation expense attributable to the other business segment.

	Three Months Ended
	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022
Veterinary invoice expense	$238,814	$231,102	$233,569	$217,739	$212,441	$206,738	$194,137	$176,083
Less:
Stock-based compensation expense(1)	(830)	(843)	(862)	(885)	(870)	(856)	(839)	(899)
Other business cost of paying veterinary invoices(4)	(82,507)	(75,622)	(81,213)	(77,572)	(72,694)	(72,443)	(65,149)	(59,946)
Subscription cost of paying veterinary invoices (non-GAAP)	$155,477	$154,637	$151,494	$139,282	$138,877	$133,439	$128,149	$115,238
% of subscription revenue	71.0%	74.1%	75.3%	72.7%	75.9%	77.0%	77.6%	72.7%

Other cost of revenue	$39,263	$43,429	$36,325	$38,054	$38,179	$34,455	$35,846	$36,277
Less:
Stock-based compensation expense(1)	(536)	(523)	(420)	(386)	(282)	(428)	(448)	(414)
Other business variable expenses(4)	(18,126)	(23,091)	(16,498)	(19,301)	(20,482)	(17,230)	(18,743)	(20,591)
Subscription variable expenses (non-GAAP)	$20,601	$19,815	$19,407	$18,367	$17,415	$16,797	$16,655	$15,272
% of subscription revenue	9.4%	9.5%	9.6%	9.6%	9.5%	9.7%	10.1%	9.6%

Technology and development expense	$7,933	$8,190	$6,960	$5,969	$5,302	$5,232	$4,900	$6,955
General and administrative expense	16,977	15,253	14,673	13,390	12,664	13,136	21,017	10,472
Less:
Stock-based compensation expense(1)	(5,258)	(4,949)	(4,258)	(3,797)	(3,754)	(3,497)	(8,821)	(5,019)
Non-recurring transaction or restructuring expenses(2)	—	—	—	—	(8)	(65)	(4,102)	(193)
Development expenses(3)	(1,474)	(1,655)	(1,178)	(1,683)	(1,594)	(925)	(898)	(2,084)
Fixed expenses (non-GAAP)	$18,178	$16,839	$16,197	$13,879	$12,610	$13,881	$12,096	$10,131
% of total revenue	5.6%	5.3%	5.3%	4.7%	4.4%	5.1%	4.7%	4.1%

New pet acquisition expense	$18,308	$17,874	$16,843	$17,189	$17,772	$20,769	$21,642	$22,457
Less:
Stock-based compensation expense(1)	(1,503)	(2,066)	(1,857)	(1,567)	(1,679)	(1,722)	(2,032)	(2,079)
Other business pet acquisition expense(4)	(8)	(10)	(13)	(77)	(10)	(62)	(51)	(65)
Subscription acquisition cost (non-GAAP)	$16,797	$15,798	$14,973	$15,545	$16,083	$18,985	$19,559	$20,313
% of subscription revenue	7.7%	7.6%	7.4%	8.1%	8.8%	11.0%	11.8%	12.5%
(1) Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.2 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively.
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

When determining our PAC, we calculate net acquisition cost for a more comparable metric across periods. Net acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as GAAP new pet acquisition expense, excluding stock-based compensation expense, other business segment expense, and pet acquisition expense for commission-based policies, offset by sign-up fee revenue. We exclude stock-based compensation expense because the amount varies from period to period based on the number of awards issued and market-based valuation inputs. We exclude other business segment pet acquisition expense because it does not relate to subscription enrollments. We exclude pet acquisition expense for commission-based policies because the revenue of these products is earned from commissions from a third party underwriter, as opposed to the subscription fees earned by the remainder of our subscription business. We offset sign-up fee revenue because it is a one-time charge to new members collected at the time of enrollment used to partially offset initial setup costs, which are included in new pet acquisition expenses.
The following table reconciles GAAP new pet acquisition expense to non-GAAP net acquisition cost (in thousands) for the nine months ended September 30, 2024 and 2023 and for each of the last eight fiscal quarters:

	Nine Months Ended September 30,
	2024	2023
New pet acquisition expense	$53,025	$60,183
Net of sign-up fee revenue	(3,155)	(3,492)
Excluding:
Stock-based compensation expense	(5,426)	(5,433)
Other business pet acquisition expense	(31)	(123)
Pet acquisition expense for commission-based policies	(2,220)	(2,641)
Net acquisition cost	$42,193	$48,494

	Three Months Ended
	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022
New pet acquisition expense	$18,308	$17,874	$16,843	$17,189	$17,772	$20,769	$21,642	$22,457
Net of sign-up fee revenue	(1,100)	(1,036)	(1,019)	(1,035)	(1,084)	(1,189)	(1,219)	(1,191)
Excluding:
Stock-based compensation expense	(1,503)	(2,066)	(1,857)	(1,567)	(1,679)	(1,722)	(2,032)	(2,079)
Other business pet acquisition expense	(8)	(10)	(13)	(77)	(10)	(62)	(51)	(65)
Pet acquisition expense for commission-based policies	(634)	(754)	(832)	(803)	(826)	(888)	(927)	(443)
Net acquisition cost	$15,063	$14,008	$13,122	$13,707	$14,173	$16,908	$17,413	$18,679
Components of Operating Results
General
We operate in two aggregated reporting segments: subscription business and other business. We generate revenue in our subscription business segment primarily by subscription fees from direct-to-consumer products. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our pet acquisition expense and acquiring as many pets as possible at our targeted average estimated internal rate of return. Within our subscription business, we also provide "Powered by Trupanion" pet insurance product offerings marketed by third parties and, in Canada, low and medium average revenue per pet products marketed under the brand names Furkin and PHI Direct. We provide a full suite of services and support for these products and they are designed to align with the target margin profile of our subscription business segment. Within our subscription business segment, we also offer products in Continental Europe, which have been underwritten by third-parties who pay us commissions we recognize as revenue.

Our other business segment is comprised of revenue from other product offerings with third parties with whom we generally have a business-to-business relationship. This business segment has a different margin profile than our subscription segment and includes revenue from writing policies on behalf of third parties and revenue from other products and insurance software solutions.
Revenue
We generate revenue in our subscription business segment primarily from subscription fees for our pet medical insurance. We also generate an immaterial amount of revenue in this segment in the form of one-time sign-up fees charged to members at enrollment. Subscription fees are paid at the beginning of each subscription period. In most cases, our members authorize us to directly charge their credit card, debit card or bank account through automatic funds transfer. Subscription revenue is recognized on a pro rata basis over the enrollment term. Membership may be canceled at any time without penalty, and we issue a refund for the unused portion of the canceled membership. We also generate a portion of our subscription business segment revenue through commissions earned in our European markets, where policies are currently underwritten by third parties and Trupanion is acting as an insurance broker.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue:
Subscription business	$218,986	$182,906	$628,738	$521,369
Other business	108,470	102,947	319,639	291,379
Total revenue	327,456	285,853	948,377	812,748
Cost of revenue:
Subscription business	177,365	157,444	525,237	455,055
Other business	100,712	93,176	297,265	266,741
Total cost of revenue(1)	278,077	250,620	822,502	721,796
Operating expenses:
Technology and development(1)	7,933	5,302	23,083	15,434
General and administrative(1)	16,977	12,664	46,903	46,817
New pet acquisition expense(1)	18,308	17,772	53,025	60,183
Depreciation and amortization	4,381	2,990	12,542	9,445
Total operating expenses	47,599	38,728	135,553	131,879
Gain (loss) from investment in joint venture	(34)	4	(184)	(140)
Operating income (loss)	1,746	(3,491)	(9,862)	(41,067)
Interest expense	3,820	3,053	11,071	8,380
Other income, net	(3,538)	(2,465)	(9,601)	(6,445)
Income (loss) before income taxes	1,464	(4,079)	(11,332)	(43,002)
Income tax expense (benefit)	39	(43)	(43)	(472)
Net income (loss)	$1,425	$(4,036)	$(11,289)	$(42,530)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$1,401	$1,176	$4,186	$3,801
Technology and development	1,259	650	3,774	1,985
General and administrative	4,125	3,281	11,435	14,448
New pet acquisition expense	1,555	1,785	5,743	5,626
Total stock-based compensation expense	$8,340	$6,892	$25,138	$25,860

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	85	88	87	89
Operating expenses:
Technology and development	2	2	2	2
General and administrative	5	4	5	6
New pet acquisition expense	6	6	6	7
Depreciation and amortization	1	1	1	1
Total operating expenses	15	14	14	16
Gain (loss) from investment in joint venture	—	—	—	—
Operating income (loss)	1	(1)	(1)	(5)
Interest expense	1	1	1	1
Other income, net	(1)	(1)	(1)	(1)
Income (loss) before income taxes	—	(1)	(1)	(5)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	—%	(1)%	(1)%	(5)%

Stock-based compensation expense:	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(as a percentage of revenue)
Cost of revenue	—%	—%	—%	—%
Technology and development	—	—	—	—
General and administrative	1	1	1	2
New pet acquisition expense	—	1	1	1
Total stock-based compensation expense	3%	2%	3%	3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	81	86	84	87

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$218,986	$182,906	20%	$628,738	$521,369	21%
Other business	108,470	102,947	5	319,639	291,379	10
Total revenue	$327,456	$285,853	15	$948,377	$812,748	17

Percentage of Revenue by Segment:
Subscription business	67%	64%		66%	64%
Other business	33	36		34	36
Total revenue	100%	100%		100%	100%

Total pets enrolled (at period end)	1,688,903	1,712,177	(1)%	1,688,903	1,712,177	(1)%
Total subscription pets enrolled (at period end)	1,032,042	969,322	6	1,032,042	969,322	6
Monthly average revenue per pet	$74.27	$65.82	13	$71.94	$64.63	11
Average monthly retention	98.29%	98.55%		98.29%	98.55%

Three months ended September 30, 2024 compared to three months ended September 30, 2023. Total revenue increased by $41.6 million, or 15%, to $327.5 million for the three months ended September 30, 2024. Revenue from our subscription business segment increased by $36.1 million, or 20%, to $219.0 million for the three months ended September 30, 2024. This increase was primarily due to a 13% increase in monthly average revenue per pet and an increase in subscription pet months (the sum of pets enrolled for each month during a period) for policies underwritten by Trupanion. Revenue from our other business segment increased by $5.5 million, or 5%, to $108.5 million, for the three months ended September 30, 2024. This increase was primarily driven by an 18% increase in monthly average revenue per pet in this segment, offset by a decrease in pet months in this segment primarily reflecting the expected run off of pets we historically insured for a third-party.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023. Total revenue increased by $135.6 million, or 17%, to $948.4 million for the nine months ended September 30, 2024. Revenue from our subscription business segment increased by $107.4 million, or 21%, to $628.7 million for the nine months ended September 30, 2024. This increase was primarily due to an 11% increase in monthly average revenue per pet and an increase in subscription pet months for policies underwritten by Trupanion. Revenue from our other business segment increased by $28.3 million, or 10%, to $319.6 million for the nine months ended September 30, 2024. This increase was primarily driven by a 16% increase in monthly average revenue per pet in this segment, offset by a decrease in pet months in this segment primarily reflecting the expected run off of pets we historically insured for a third-party.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$156,307	$139,747	12%	$464,143	$403,030	15%
Other cost of revenue	21,058	17,697	19	61,094	52,025	17
Total cost of revenue	177,365	157,444	13	525,237	455,055	15
Other business:
Veterinary invoice expense	82,507	72,694	13	239,342	210,286	14
Other cost of revenue	18,205	20,482	(11)	57,923	56,455	3
Total cost of revenue	$100,712	$93,176	8	$297,265	$266,741	11

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	71%	76%		74%	77%
Other cost of revenue	10	10		10	10
Total cost of revenue	81	86		84	87
Other business:
Veterinary invoice expense	76	71		75	72
Other cost of revenue	17	20		18	19
Total cost of revenue	93%	91%		93%	92%

Total pets enrolled (at period end)	1,688,903	1,712,177	(1)	1,688,903	1,712,177	(1)
Total subscription pets enrolled (at period end)	1,032,042	969,322	6	1,032,042	969,322	6

Three months ended September 30, 2024 compared to three months ended September 30, 2023. Total cost of revenue for our subscription business segment increased $19.9 million, or 13%, to $177.4 million, for the three months ended September 30, 2024. This increase was driven by a $16.6 million, or 12%, increase in veterinary invoice expense and a $3.4 million, or 19%, increase in other cost of revenue. The 12% increase in veterinary invoice expense was driven by an increase in total subscription pet months for policies underwritten by Trupanion and a 5% increase in veterinary invoice expense per pet month. The 19% increase in other cost of revenue was primarily due to general increases in costs attributable to growth in our membership and subscription revenue. Subscription business cost of revenue decreased from 86% to 81% of revenue year-over-year.

Total cost of revenue for our other business segment increased by $7.5 million, or 8%, to $100.7 million for the three months ended September 30, 2024. This increase was primarily driven by a $9.8 million, or 13%, increase in veterinary invoice expense offset by a $2.3 million, or 11%, decrease in other cost of revenue. The 13% increase in veterinary invoice expense was primarily driven by a 27% increase in veterinary invoice expense per pet, offset by a decrease in pet months in this segment primarily reflecting the expected run off of pets we historically insured for a third-party. The 11% decrease in other cost of revenue was primarily driven by decreases in managing general agent ("MGA") and underwriting fees which are primarily a reflection of the loss sensitive nature of our MGA arrangements with minimal impact to our other business operating margin. Cost of revenue for the other business segment increased from 91% to 93% of revenue year-over-year.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023. Total cost of revenue for our subscription business segment increased by $70.2 million, or 15%, to $525.2 million for the nine months ended September 30, 2024. This increase was driven by a $61.1 million, or 15%, increase in veterinary invoice expense and a $9.1 million, or 17%, increase in other cost of revenue. The 15% increase in veterinary invoice expense was driven by an increase in total subscription pet months for policies underwritten by Trupanion and a 6% increase in veterinary invoice expense per pet month.

The 17% increase in other cost of revenue was primarily due to general increases in costs attributable to growth in our membership and subscription revenue. Subscription business cost of revenue decreased from 87% to 84% of revenue year-over-year.

Total cost of revenue for our other business segment increased by $30.5 million, or 11%, to $297.3 million for the nine months ended September 30, 2024. This increase was primarily driven by a $29.1 million, or 14%, increase in veterinary invoice expense as well as a $1.5 million, or 3%, increase in other cost of revenue. The 14% increase in veterinary invoice expense was primarily driven by a 20% increase in veterinary invoice expense per pet, offset by a decrease in pet months in this segment primarily reflecting the expected run off of pets we historically insured for a third-party. The 3% increase in other cost of revenue was primarily driven by increases in MGA, underwriting, and other premium-based expenses. Cost of revenue for the other business segment increased from 92% to 93% of revenue year-over-year.

Technology and Development Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
	(in thousands, except percentages)
Technology and development	$7,933	$5,302	50%	$23,083	$15,434	50%
Percentage of total revenue	2%	2%		2%	2%
Three months ended September 30, 2024 compared to three months ended September 30, 2023. Technology and development expenses increased by $2.6 million, or 50%, to $7.9 million for the three months ended September 30, 2024. This increase was primarily due to a $1.7 million decrease in capitalized expenditures related to internally-developed software projects launched in early 2024, a $0.8 million increase in general compensation and other employee-related expenses, including stock-based compensation expense, and a $0.2 million increase in infrastructure-related expenses, partially offset by a $0.1 million decrease in development expense. Technology and development expenses remained consistent at 2% of total revenue year over year.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023. Technology and development expenses increased by $7.6 million, or 50%, to $23.1 million for the nine months ended September 30, 2024. This increase was primarily due to a $5.3 million reduction in capitalized expenditures related to internally-developed software projects launched in early 2024, a $1.2 million increase in infrastructure-related expenses, and a $1.2 million increase in development expense. Technology and development expenses remained constant at 2% of total revenue year-over-year.
General and Administrative Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
	(in thousands, except percentages)
General and administrative	$16,977	$12,664	34%	$46,903	$46,817	—%
Percentage of total revenue	5%	4%		5%	6%

Three months ended September 30, 2024 compared to three months ended September 30, 2023. General and administrative expenses increased by $4.3 million, or 34%, to $17.0 million for the three months ended September 30, 2024. This increase was primarily due to $2.0 million in general compensation and other employee-related expenses, including stock-based compensation expense, $1.5 million in professional services, and $0.6 million in underwriting fees related to our Canadian operations. General and administrative expenses increased from 4% to 5% of total revenue year over year.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023. General and administrative expenses increased by $0.1 million, or 0%, to $46.9 million for the nine months ended September 30, 2024. Two charges were recorded during the first quarter of 2023 that led to decreases in expense when comparing periods, a $4.8 million stock-based compensation charge following certain executive departures and a $3.8 million charge related to the negotiated settlement of uncollected premiums in connection with the transition of underwriting a third-party business to other insurers. These decreases in expense were offset by increases of $3.9 million in general compensation and other employee-related expenses, $2.7 million in professional services, and $1.7 million in underwriting fees related to our Canadian operations. General and administrative expenses decreased from 6% to 5% of total revenue year-over-year.

New Pet Acquisition Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
	(in thousands, except percentages, pet and per pet data)
New pet acquisition expense	$18,308	$17,772	3%	$53,025	$60,183	(12)%
Percentage of total revenue	6%	6%		6%	7%
Subscription Business:
Total subscription pets enrolled (at period end)	1,032,042	969,322	6	1,032,042	969,322	6
Average pet acquisition cost (PAC)	$243	$212	15	$227	$232	(2)

Three months ended September 30, 2024 compared to three months ended September 30, 2023. New pet acquisition expenses increased by $0.5 million, or 3%, to $18.3 million for the three months ended September 30, 2024. The increase was primarily driven by expanded external marketing spend during the third quarter of 2024 for purposes of generating leads and driving conversion. New pet acquisition as a percentage of revenue remained constant at 6% of total revenue year over year.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023. New pet acquisition expenses decreased by $7.2 million, or 12%, to $53.0 million for the nine months ended September 30, 2024. This decrease was primarily due to a decrease in expenses related to generating leads and driving conversion, particularly in the first half of 2024, as we focused on growth in our more efficient channels. New pet acquisition expenses as a percentage of revenue was 6% for the nine months ended September 30, 2024 compared to 7% in the same period last year, as we were able to stay disciplined with our discretionary pet acquisition spend, while still managing to grow total enrolled subscription pets by 6%.

Depreciation and Amortization

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
	(in thousands, except percentages)
Depreciation and amortization	$4,381	$2,990	47%	$12,542	$9,445	33%
Percentage of total revenue	1%	1%		1%	1%

Three months ended September 30, 2024 compared to three months ended September 30, 2023. Depreciation and amortization expense increased by $1.4 million, or 47%, to $4.4 million for the three months ended September 30, 2024 primarily driven by an increase in in-service internally developed software projects during the period.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023. Depreciation and amortization expense increased by $3.1 million, or 33%, to $12.5 million for the nine months ended September 30, 2024 primarily driven by an increase in in-service internally developed software projects during the period.

Total Other (Income) Expense, Net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
	(in thousands)
Interest expense	$3,820	$3,053	25%	$11,071	$8,380	32%
Other income, net	(3,538)	(2,465)	44	(9,601)	(6,445)	49
Total other (income) expense, net	$282	$588	(52)	$1,470	$1,935	(24)
Percentage of total revenue	—%	—%		—%	—%

Three months ended September 30, 2024 compared to three months ended September 30, 2023. Total other (income) expense, net decreased by $0.3 million to $0.3 million for the three months ended September 30, 2024 primarily due to an increase in interest income from our investments partially offset by an increase in interest expense.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023. Total other (income) expense, net decreased by $0.5 million to $1.5 million for the nine months ended September 30, 2024 primarily due to an increase in interest income from our investments partially offset by an increase in interest expense.
Stock-Based Compensation

Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above.

Three months ended September 30, 2024 compared to three months ended September 30, 2023. Stock-based compensation increased by $1.4 million, or 21%, to $8.3 million for the three months ended September 30, 2024. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants, calculated according to our equity incentive plan.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023. Stock-based compensation decreased by $0.7 million, or 3%, to $25.1 million for the nine months ended September 30, 2024. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants, calculated according to our equity incentive plan. Additionally, the nine months ended September 30, 2023 included $4.8 million in stock-based compensation as a result of charges after certain executive departures.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$24,585	$1,131
Net cash provided by (used in) investing activities	(31,914)	25,086
Net cash provided by (used in) financing activities	(2,283)	58,557
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash, net	19	(830)
Net change in cash, cash equivalents and restricted cash	$(9,593)	$83,944

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
Most recently, our primary sources of liquidity have been cash provided by operations and available borrowings from our Credit Facility. We believe these sources are sufficient to fund our operations and capital requirements for the next 12 months. As we continue to grow and consider strategic opportunities, however, we may explore additional financing to fund our operations and growth or for strategic purposes. Financing could include equity, equity-linked, or debt financing. Additional financing may not be available to us on acceptable terms, or at all. If our capital surplus grows relative to the rate of growth of our business, we may also generate cash for operations and growth, via dividends or other methods, from one or more of our underwriting entities.
As of September 30, 2024, we had $293.1 million in cash, cash equivalents and short-term investments, of which $256.7 million was held by our insurance entities. Outside of our insurance entities, we held $36.4 million in cash, cash equivalents and short-term investments. We also had an additional $15.0 million available under our Credit Facility. Our insurance entities maintained $274.6 million of capital surplus, which was $139.9 million in excess of the estimated risk-based capital requirement of $134.7 million. The ability to distribute any portion of this estimated $139.9 million excess to our parent company, and the timing of any distribution, may be subject to regulatory limitations and may be delayed or limited from time to time.
In April 2021, our board of directors approved a share repurchase program, pursuant to which we may, between May 2021 and May 2026, repurchase outstanding shares of our common stock. While our board of directors has approved the program, any repurchase activity is subject to quarterly assessment and board approval, based on various factors including available cash, our stock price relative to our estimated intrinsic value, forecasted operating results, and available opportunities to deploy capital. We repurchased no shares under this program during the nine months ended September 30, 2024.
Operating Cash Flows
Net cash provided by operating activities was $24.6 million for the nine months ended September 30, 2024, compared to $1.1 million net cash provided by operating activities for the nine months ended September 30, 2023. This increase was primarily driven by expansion in our subscription operating margin and a decrease in acquisition costs offset by timing differences in other working capital activities. Changes in accounts receivable and deferred revenue were primarily related to annual policies with annual payment terms within our other business segment. Changes in our reserve for veterinary invoices are driven by multiple factors, including ongoing analysis of claims frequency and severity as well as changes in claims inventory at each period end.
Investing Cash Flows
Net cash used in investing activities was $31.9 million for the nine months ended September 30, 2024, primarily consisting of purchases of investment securities of $25.6 million, net of maturities, as well as $7.9 million of capital expenditures primarily related to the development of internal-use software focused on member experience, claims processing and internal policy management improvements. Net cash provided by investing activities was $25.1 million for the nine months ended September 30, 2023, primarily consisting of $38.0 million in maturities of investment securities, net of purchases, offset by $14.3 million of capital expenditures primarily related to the development of internal-use software focused on member experience improvements.

Financing Cash Flows
Net cash used in financing activities was $2.3 million for the nine months ended September 30, 2024, primarily consisting of $1.0 million in repayments on the Credit Facility, as well as $1.4 million in shares withheld to satisfy tax withholding. Net cash provided by financing activities was $58.6 million for the nine months ended September 30, 2023, primarily consisting of $60.1 million in proceeds from the Credit Facility, offset by $1.4 million in repayments on the Credit Facility.
Long-Term Debt
Our Credit Facility provides us with up to $150.0 million of credit. As of September 30, 2024, we issued term loans totaling $135.0 million under the Credit Facility. The Credit Facility is secured by substantially all of our assets and those of our subsidiaries. Refer to Note 8, Debt, included in Item 1 of Part I of this report, for further details.

Regulation
As of September 30, 2024, our insurance entities collectively held $101.2 million in cash and cash equivalents to be used for operating expenses for our insurance entities, $155.5 million in short-term investments and $288.0 million in other current assets. Most of the assets in our insurance entities are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
American Pet Insurance Company ("APIC")
The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of our regulators based on requirements published by the National Association of Insurance Commissioners ("NAIC"). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements will also increase, though risk-based capital requirements also take our overall rate of growth into consideration. Recently, our other business segment growth has slowed and, currently, we expect that to continue, which would reduce capital requirements. APIC was required to maintain at least $99.1 million and $137.6 million of risk-based capital as of September 30, 2024 and December 31, 2023, respectively. In July 2024, APIC distributed an ordinary dividend of $4.1 million to Trupanion, Inc.
ZPIC Insurance Company ("ZPIC"), QPIC Insurance Company ("QPIC"), and GPIC Insurance Company ("GPIC")
In 2021, we established two new wholly-owned U.S. insurance subsidiaries, ZPIC and QPIC, domiciled in Missouri and Nebraska, respectively, and in 2022, we established a new wholly-owned insurance subsidiary, GPIC, domiciled in Canada. We formed these insurance subsidiaries to provide us flexibility as to the insurance entity we use to market and write policies. We have funded the required statutory capital to each of these new subsidiaries. As of September 30, 2024, neither ZPIC, QPIC nor GPIC have begun underwriting any insurance policies. Due to anticipated lack of use, during the quarter ended September 30, 2024, we began the dissolution process for QPIC, which included a distribution of $4.4 million of previously required capital to Trupanion, Inc. We intend to fully dissolve QPIC and distribute remaining capital of $3.4 million to Trupanion, Inc. upon receiving necessary regulatory approvals.
Wyndham Insurance Company (SAC) Limited ("WICL") Segregated Account AX, Wyndham Insurance Company (SAC) Limited Segregated Account Trupanion Germany, and Wyndham Insurance Company (SAC) Limited Segregated Account Trupanion Switzerland
WICL is domiciled in Bermuda and regulated by the Bermuda Monetary Authority ("BMA"). WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Accelerant Insurance Company of Canada, formerly known as Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. In April 2024, our parent company received a dividend of $8.6 million from WICL Segregated Account AX as permitted under our agreements with WICL. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Accelerant Insurance Company of Canada, we are required to maintain a Canadian Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of September 30, 2024, the account held CAD $19.0 million.

WICL Segregated Account Trupanion Germany and WICL Segregated Account Trupanion Switzerland were established in the third quarter of 2024 by WICL, with Trupanion, Inc. as the shareholder, for purposes of entering into reinsurance agreements with underwriters in Germany and Switzerland, respectively. All of the assets and liabilities of WICL Segregated Account Trupanion Germany and WICL Segregated Account Trupanion Switzerland are legally segregated from other assets and liabilities within WICL, and all shares of the segregated accounts are owned by Trupanion, Inc.
Though we are not directly regulated by BMA, WICL's regulation and compliance impacts us as it could have an adverse impact on our ability to secure dividends from our WICL segregated accounts. WICL is regulated by the BMA under the Insurance Act of 1978 ("Insurance Act") and the Segregated Accounts Company Act of 2000. The Insurance Act imposes on Bermuda insurance companies, solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, and auditing and reporting requirements, and grants the BMA powers to supervise and, in certain circumstances, to investigate and intervene in the affairs of insurance companies. Under the Insurance Act, WICL, as a class 3 insurer, is required to maintain available statutory capital and surplus at a level equal to or in excess of a prescribed minimum established by reference to net written premiums and loss reserves.
Under the Bermuda Companies Act 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. The Segregated Accounts Company Act of 2000 further requires that dividends out of a segregated account can only be paid to the extent that the account remains solvent and the value of its assets remain greater than the aggregate of its liabilities and its issued share capital and share premium accounts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative or qualitative disclosures about market risk during the first nine months of 2024. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.

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
Prior to filing this Quarterly Report on Form 10-Q, we have performed additional procedures for the quarter ended September 30, 2024. Based on these procedures and notwithstanding such material weaknesses in internal control over financial reporting, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with U.S. GAAP.
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
Changes in Internal Control
Except for changes relating to the material weaknesses identified above and remediation efforts, there have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In Canada, our medical insurance for pets subscription is currently written by Accelerant, and we assume all premiums written by Accelerant and the related veterinary invoice expense through an agency agreement and a fronting and administration agreement. We expect to begin to underwrite our own products in Canada through our wholly-owned subsidiary, GPIC. If Accelerant were to terminate our agreement or be unable to write insurance for regulatory or other reasons, we may have to terminate subscriptions or otherwise change coverage for our existing Canadian members and/or suspend member enrollment and renewals in Canada. In addition, as we move business from Accelerant to GPIC, we may be required to contribute more risk-based capital than expected into GPIC.
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
We currently own one of the insurers through which we are issuing products - APIC, a New York domiciled insurer. We also own and have regulatory approvals for two U.S. insurers domiciled respectively in Missouri and Nebraska, ZPIC and QPIC. We are currently pursuing so-called expansion applications for ZPIC in most United States jurisdictions and are in the process of dissolving QPIC. In addition, we own and are pursuing Canadian regulatory approvals for our Canadian insurer GPIC and we may also seek to acquire or establish other insurers.
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
The sale of medical insurance for cats and dogs, like other lines of insurance, is heavily regulated. In the United States, insurance is regulated by each state in which we operate, and it is challenging to comply with the requirements of each of these jurisdictions along with the different Canadian federal provincial, and territorial requirements. As we expand internationally, compliance with insurance-related laws, rules and regulations becomes even more difficult and imposes significant costs on our business. Each applicable regulator has broad supervisory power over all insurance-related operations (and certain regulatory oversight of our group of companies), which can include granting and revoking licenses to transact insurance business, and imposing fines and other penalties.
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
Our segregated accounts in Bermuda with Wyndham Insurance Company (SAC) Limited, could be adversely impacted by regulatory compliance of an unaffiliated third party.
We maintain three segregated accounts in accordance with Bermuda laws with Wyndham Insurance Company (SAC) Limited ("WICL"). One account, which we call WICL segregated account AX, has entered into a reinsurance agreement with our Canada insurance partner. The second account, WICL Segregated Account Trupanion Germany, has entered into a reinsurance agreement with our German insurance partner. The third account, WICL Segregated Account Switzerland has entered into a reinsurance agreement with our Swiss insurance partner. WICL is a class 3 insurer regulated by the Bermuda Monetary Authority ("BMA"). WICL’s ability to continue operations and pay dividends could impact the ability of our segregated accounts to do the same. WICL’s failure to meet regulatory requirements set forth by the BMA could result in our inability to transact business and through our WICL segregated accounts. Further, WICL could be limited from allowing dividends to be paid out of any of our segregated accounts in the event of adverse regulatory actions.
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
We have never declared or paid any cash dividends on our common stock. Other than potential repurchases of our common stock, we currently intend to retain all available funds and any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. APIC’s ability to pay dividends is limited by New York state insurance laws, and the ability of our WICL segregated accounts to pay dividends is limited by our agreements with WICL as well as WICL’s regulatory requirements. Any return to stockholders will therefore be limited to the increase, if any, of our stock price.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
Pursuant to a marketing agreement between us and a strategic distributor, we agreed to issue shares of our common stock to the distributor as partial consideration for sales made through the distributor’s marketing channels of white-label medical and wellness pet insurance products that we create and administer under the agreement. The number of shares we issue is determined quarterly, based on a percentage of revenue from such product sales divided by the volume weighted average price per share for the preceding quarter or, if lower, for the three months ended December 5, 2021. The shares we issue are subject to various restrictions, including a minimum holding period of two years and customary transfer restrictions for shares acquired in a private placement. During the quarter ended September 30, 2024, we issued 3,697 shares of our common stock to the distributor in respect of product sales that occurred in the quarter ended June 30, 2024. We offered and sold these shares in reliance upon the exemption from the registration set forth under Section 4(a)(2) of the Securities Act, and the regulations promulgated thereunder relating to sales by an issuer not involving any public offering, and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plan
On August 28, 2024, Murray Low, a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1 to sell up to 9,984 shares of Trupanion, Inc. common stock over a period ending on December 27, 2025, subject to certain conditions.

No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2024.

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

TRUPANION, INC.

Date: November 1, 2024	/s/ Margi Tooth
Margi Tooth Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2024	/s/ Fawwad Qureshi
Fawwad Qureshi Chief Financial Officer (Principal Financial and Accounting Officer)