Form 10-K
period 2024-12-31
TRUPANION, INC.
filed 2025-02-27
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $978,851,803 using the closing price on that day of $29.40.
As of February 19, 2025, there were approximately 42,490,664 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2025 Annual Meeting of Stockholders (Proxy Statement). The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

TRUPANION, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2024

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

PART I
Item 1. Business
Our Mission
Our mission is to help loving, responsible pet parents budget and care for their pets.
Company Overview
We provide medical insurance for cats and dogs in the United States, Canada, certain countries in Continental Europe, and Australia. Through our data-driven, vertically-integrated approach, we develop and offer high value medical insurance products, priced specifically for each pet’s unique characteristics and coverage level. Our growing and loyal membership base provides us with highly predictable and recurring revenue.
We operate in two reporting segments: subscription business and other business. We generate revenue in our subscription business segment primarily through insurance premiums, which we refer to as subscription payments, from direct-to-consumer products. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our pet acquisition expense and acquiring as many pets as possible at our targeted average estimated internal rate of return. Within our subscription business, we also provide "Powered by Trupanion" pet insurance product offerings marketed by third parties, low and medium average revenue per pet products marketed under the brand names Furkin and PHI Direct in Canada, and a Trupanion branded product in Germany and Switzerland. We either directly underwrite or assume full insurance risk for these products through reinsurance arrangements. We provide a full suite of services and support for these products and they are designed to align with the target margin profile of our subscription business segment. Within this segment we also offer products in certain countries in Continental Europe which are currently underwritten using third-party underwriters. Going forward our intent is to assume full insurance risk for these products, either through direct underwriting or reinsurance arrangements.
Our other business segment is comprised of revenue from other product offerings with third parties with whom we generally have a business-to-business relationship. This business segment has, and targets, a lower margin profile than our subscription business segment and is not part of our core business strategy. The largest source of revenue within this segment is from our long-standing contractual relationship with Pets Best Insurance Services ("Pets Best"), a third-party partner we have worked with since 2015.
Our Business
It is very difficult for pet owners, who we refer to as pet parents, to budget for veterinary expenses when their pets become sick or injured. Pet parents do not know whether their pet’s health will be “average,” “lucky,” or “unlucky.” Over the life of a pet, veterinary expense for a lucky versus unlucky pet can vary from $500 to more than $50,000. Even if a pet ends up being “average” over its life, the timing of accidents or illnesses may not align with the pet owner’s budget. Further, many pet parents do not know how to budget for the “average” cost of medical care for their pets. Average veterinary expenses often greatly exceed the expectations of pet parents and vary dramatically based on a multitude of factors, including the availability of care by region and the types of treatments advisable for specific pet breeds. Consequently, self-insuring is not an effective solution for many pet parents as the cost of pet medical care has been outpacing inflation for over 20 years due to advancements in medical procedures and technology and due to increased availability of care options.
Our subscription products, priced specifically for each pet’s unique characteristics and coverage level, help pet parents budget for unforeseen medical expenses. Through our high quality medical insurance products, pet parents are able to ensure coverage for the best care for their pet and avoid treatment decisions being made due to financial constraints. We believe, due to the nature of the reliability of our coverage and the satisfaction of our member base, our subscription business model also provides us with highly predictable and recurring revenue.
Our subscription business’s cost-plus model is designed to spread the risk evenly within categories of pets so our policy holders, which we refer to as members, can better budget for unexpected veterinary costs. We have been collecting comprehensive pet health data for over 25 years. Given the comprehensive and broad coverage of our subscription products and the capabilities of our software to collect and assess date, we believe our data and approach to pricing is unmatched by other pet insurers and provides us with a greater understanding of anticipated veterinary costs. We leverage this data to price our subscription plan for each pet based on their specific circumstances such as breed, age, geography, desired deductible or co-payment and coverage level, so that, in aggregate, the amounts paid by parents of lucky pets helps to cover the veterinary costs incurred by unlucky pets. We believe our actuarial team, working with our granular data, is able to price our subscription products much more accurately than any other players in the pet health insurance industry, enabling us to provide our members with the most accurate cost and highest value proposition relative to coverage level in our industry.

Since launch, our core “Trupanion” branded product has been designed by veterinarians to enable them to practice best medicine – thus recommending the optimal treatment for the pet. As a result, we believe our Trupanion-branded products (the products with our most comprehensive coverage options) enable veterinarians to establish stronger ties and better alignment with our members. Members with a Trupanion-branded product visit their veterinarian more frequently and spend more money on the best course of treatment for their pet. This results in better health outcomes for pets, which we believe creates a flywheel effect that has been the key driver of growth for our subscription business.
Through the use of our proprietary, patented software designed to communicate directly with a veterinary hospital’s practice management system, we are able to offer a differentiated experience to our members. Using our software, veterinary hospitals can receive payment from us directly for approved invoices in seconds, with our members only paying their deductible or co-payment for covered treatments. We believe this unique and patented solution, which is offered free to veterinarians and our members, transforms the pet insurance experience.
Through our "Powered by Trupanion" suite of products, which are marketed by third parties, we are broadening our distribution in the retail and corporate worksite channels. Our "Powered by Trupanion" products offer the same experience members with Trupanion branded products receive but with options for varying levels of coverage to meet the different needs of our target pet parents and associated budgetary requirements. In addition, our Furkin and PHI Direct products are currently distributed direct-to-consumer in Canada and offer similar optionality of coverage at different price points.
Our other business segment is comprised of a collective of other product offerings with third parties with whom we generally have a business-to-business relationship, and this business segment has, and targets, a different margin profile than our subscription business segment. The largest source of revenue within this segment is from our long-standing contractual relationship with Pets Best, an unaffiliated pet insurance company we have worked with since 2015. Additional products in this segment include the U.S. Department of Veterans Affairs program and certain employer sponsored programs.
Our key markets are large and under-penetrated, as measured by insured pets:

	North America[1]	Continental Europe[2]
Household dogs and cats (in thousands)	213,300	160,599
Pet insurance market penetration	3.6%	8.5%

[1]According to IBIS World and Canadian Animal Health Institute, there are approximately 213.3 million household dogs and cats in the United States and Canada. North American Pet Health Insurance Association estimates that the penetration rate for medical insurance for cats and dogs in North America is less than four percent.
[2]According to FEDIAF European Facts & Figures, GfK Czech consumer panel, and KVL Czech Republic, there are approximately 161 million household dogs and cats in Continental Europe and the estimated penetration rate for medical insurance for cats and dogs is approximately eight and a half percent.

We believe that, over the long-term, pet insurance penetration rates in the markets we currently operate in could approach those seen in the United Kingdom or Sweden where approximately 28% and 67%, respectively, of household dogs and cats are insured. Our total enrolled pets has grown from 31,207 pets on January 1, 2010 to 1,677,570 pets on December 31, 2024, which represents a compound annual growth rate of 30%. As a result, our revenue has grown from $19.1 million in 2010 to $1.3 billion in 2024, which represents a compound annual growth rate of 32%.

Our Strategy
We are focused on attracting and retaining members by providing the highest customer value proposition and best-in-class member experience. To execute on our strategy, we concentrate on the following:
Increasing leads from veterinary hospitals. Our outside team of Territory Partners (who interface directly with veterinarians) work to increase the number of veterinary hospitals that educate their clients about high quality medical insurance, and to increase the rate at which veterinary hospitals refer leads to us.
Increasing referrals from members. We seek to grow the number of existing members that add a pet or refer their friends and family to Trupanion. We do so by focusing on improving the member experience, including increasing the percentage of veterinary invoices that are paid directly to veterinarians through our patented, proprietary software.
Improving conversion. We are investing to increase the rate at which we convert pet parents receiving quotes for our subscription plan into enrolled members.
Targeting a 71% value proposition. We aim to pay veterinary invoices promptly and return 71% of premiums we collect, in the aggregate, to members, which we believe is the highest targeted value proposition in our industry. Our ability to target the highest value proposition stems from our low cost operating model and requires we increase our subscription payments in-line with the cost of veterinary care.
Improving retention. Member retention is a key part of our strategy. Our approach to retention includes the assessment of three member cohorts: members in their first year of membership, members receiving rate changes below 20%, and members receiving rate changes over 20%. As part of our effort to increase retention in these cohorts, we seek to enhance the education of individual pet parents accordingly and invest in improving overall member communication and experience.
Automating payment of veterinary invoices. In line with our low-cost operating model, we use artificial intelligence and machine learning to leverage data to automate the payment of a portion of our veterinary invoices. We intend to increase the percentage of veterinary invoices paid without human intervention with the goal of ensuring that we can process veterinary invoices in seconds, providing settlement at check-out and therefore enhancing our member and veterinary support, while lowering our cost of operations.
Expanding our insurance product offerings. We seek to grow our subscription membership through the addition of new member acquisition channels including employee benefits, retail, and direct-to-consumer. We also intend to expand internationally, including in certain countries in Continental Europe, and enter into relationships with strategic partners who are leaders in their field and are aligned with our goals.

Pursuing non-insurance revenue offerings. We intend to continue pursuing opportunities to provide pet parents with complementary products and services. For example, we have invested in a pet food initiative to explore whether pets on a calorie-controlled, high-quality diet have improved health outcomes that can justify a decrease in the cost of their medical insurance.
Sales and Marketing (New Pet Acquisition)
We generate leads for our core Trupanion product through a diverse set of pet parent acquisition channels, which we then aim to convert into members primarily through our website and contact center. These acquisition channels include leads from third-parties such as veterinarians, strategic partners and referrals from existing members.
We build awareness of our core Trupanion product predominately through the veterinary community, engaging our team of “Territory Partners." Our Territory Partners are independent contractors who market our product and are paid fees based on activity in their regions. Their role is to create meaningful, long-term relationships with veterinarians and to educate those veterinarians about the benefits of high quality medical insurance for pets. We believe this structure aligns our interests and provides a platform that we can leverage over time. Our Territory Partner approach provides a unique and unmatched moat in our industry. We believe that it would be extremely difficult, costly and time consuming for a competitor to replicate this model and that heavy investment alone would not likely dissolve the competitive advantage this model provides us.
Competition
We compete primarily with pet parents who choose to self-fund their veterinary costs, mainly via credit cards, as well as new and existing pet medical insurance brands. We view our primary competitive challenge as educating pet parents on why high-quality medical insurance for pets is a better alternative to self-insuring.
The vast majority of pet parents in the markets in which we operate do not currently have medical insurance for their pets and those that do have medical insurance for their pets do not typically move from one insurance company to another because pre-existing conditions would likely not be covered following a move. As a result, we are focused primarily on expanding the overall size of our markets by providing pet parents with high value, transparent medical coverage designed for each pet's unique characteristics and coverage level.
Throughout our operating history we have competed, and continue to compete, against numerous pet insurance brands. In our experience, competing pet medical insurance companies generally fall into one of two segments: (a) traditional providers with low target price points and narrow coverage that is unlikely to cover things most likely to go wrong, like congenital and hereditary conditions, and (b) higher-value providers that offer some form of an annual plan, the cost of which increases as the pet ages.
In recent years, there has been significant consolidation in the pet medical insurance industry resulting in many brands being controlled by a small number of companies.
We believe that we have competitive advantages that position our core Trupanion branded product offerings favorably compared to other brands offered in the marketplace. These include:
•broader coverage and a superior value proposition due, in part, to our vertically integrated structure that reduces frictional costs,
•a unique member acquisition strategy that leverages the relationships our Territory Partners have developed in the veterinary community,
•a proprietary database containing over 25 years of comprehensive pet health data enabling us to be more precise in our pricing and pet acquisition expense, and
•our patented, proprietary software which allows us to pay veterinary invoices directly at time of treatment.

Intellectual Property
We rely on federal, state, common law, and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology, software, and documentation by entering into confidentiality and invention assignment agreements with our employees and independent contractors and non-disclosure agreements with third parties, such as service providers, vendors, individuals and entities that may be exploring a business relationship with us. We also rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks, and domain names to establish and protect our intellectual property. We seek to protect our proprietary position by filing patent applications in the United States and in jurisdictions outside of the United States related to our technology, inventions, and improvements that are important to our business. We hold several U.S. utility and design patents related to our proprietary software, and we have additional patent applications pending in the United States. We also have several issued utility and design patents in other jurisdictions, as well as additional patent applications pending. We additionally rely on data and market exclusivity, and patent term extensions when available. Our ability to protect and enforce our intellectual property rights is subject to risk and our failure to do so may adversely impact our business.
Human Capital Resources
Our Team
We are a mission driven organization with a diverse team united by a shared passion for pets. Our employees and independent contractors, which we refer to as team members, are our greatest asset, and we focus on attracting great people to our team and offering high-quality experiences to all team members.
As of December 31, 2024, we employed 1,130 people across the U.S., Canada and Europe. Our team is further supported by 171 field sales Territory Partner business owners and their associates who represent Trupanion. We also contract with team members in the Philippines through a third-party service provider.
We have team members working in our Seattle headquarters in the United States, in our offices in the U.K., Germany, and Czechia, and virtually across the U.S., Canada, and Europe. Our Seattle headquarters is pet friendly.
Benefits
We offer each employee team member substantially the same benefits, regardless of role or level in the organization (with appropriate variations due to the country in which they reside). We also recognize the importance of family and design our benefits plans to support the physical, financial, and emotional wellbeing of team members and their families, including their pets.
Among the benefits we offer include:
•Full medical, dental, and vision benefits at no cost to employees.
•At least four weeks of paid time off and paid floating holidays.
•Five-week sabbatical after five years of employment.
•Free medical health insurance for one pet.
•Paid time off to volunteer at nonprofit organizations.
•A variety of benefits to support employee wellness both at and away from work.
•Seattle headquarters office amenities, including on-site childcare at no cost to employees, free on-site gym, and free dog walking services for office pets during business hours.
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

We have a large representation of women at Trupanion including 61% of leadership positions. Our culture of inclusion at Trupanion is in part reflected by, in 2024, 39% of our US new hires self-identifying that they are from an underrepresented group.
Trupanion is committed to paying equitably for equal work, regardless of gender or race/ethnicity, and conducts pay equity analyses as part of our efforts in furtherance of this commitment.
Career Development
At Trupanion we are committed to helping everyone grow and thrive along with the company. We are proud to continually see approximately 15% of our employee team members transitioning to new roles within Trupanion each year. Team members have access to ongoing development designed to help them succeed in their roles today, develop skills for the future, and build a career at Trupanion.
A sampling of our development opportunities include:
•Trupanion Embark! – All team members participate in company orientation to learn about our history, culture, product, business model, and operations.
•Mentorship – Our TruMentor program creates connection across departments, so team members can learn from and support each other in their development.
•Professional skills – Our continuing education course catalog includes a wide variety of topics related to our business, the animal health industry, and professional skills.
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
Because APIC is domiciled in New York, we are subject to laws governing insurance holding companies in New York. These laws, among other things, require that we file periodic information reports with the NY DFS, including information concerning our capital structure, ownership, financial condition and general business operations; limit our ability to enter into transactions between APIC and our other affiliated entities; restrict the ability of any one person to acquire certain levels of our voting securities without prior regulatory approval; and restrict APIC’s ability to pay dividends to its holding company parent.
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

In 2021, we established two new wholly-owned insurance subsidiaries, ZPIC Insurance Company (ZPIC) and QPIC Insurance Company (QPIC), domiciled in Missouri and Nebraska, respectively. ZPIC is currently licensed to do business in 41 states and the District of Columbia. We have funded required statutory capital to ZPIC, however, it has not begun underwriting insurance policies as of December 31, 2024. Due to anticipated lack of use, we dissolved QPIC in the fourth quarter of 2024.
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
In August 2022, members of the National Association of Insurance Commissioners (NAIC) passed a pet insurance model act to establish appropriate regulatory standards for the pet insurance industry. This act standardizes how insurers enforce waiting periods, certain policy conditions, and the sale of pet insurance in general. As of January 2025, twelve states (ME, DE, LA, MS, NE, NH, WA, PA, CA, MD, OH, and VT) have either adopted these NAIC standards or have enacted their own versions. Trupanion is proactively engaged in the development of the pet insurance law through its government relations efforts.
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
Industry Regulations
The NAIC adopted risk-based capital requirements for life, health and property and casualty insurance companies. APIC is subject to these risk-based capital requirements that require us to maintain certain levels of surplus to support our overall business operations in consideration of our size and risk profile. If we fail to maintain the amount of risk-based capital required, we will be subject to additional regulatory oversight. To comply with these regulations, we may be required to maintain capital that we would otherwise invest in our growth and operations. ZPIC will be subject to similar regulations after it begins underwriting insurance policies. Refer to Item 1A. “Risk Factors” for additional details of these requirements.
Other Jurisdictions Regulations
In Canada, our insurance is currently written by an unaffiliated Canadian-licensed insurer, Accelerant Insurance Company of Canada (Accelerant), formerly known as Omega General Insurance Company. Under the terms of our agreements with Accelerant, we retain any financial risk associated with our Canadian business. Accelerant’s Canadian insurance operations are supervised and regulated by Canadian federal, provincial and territorial governments and Accelerant is a fully licensed insurer in all of the Canadian provinces and territories in which we do business. In addition, we are required to fund a Canadian trust account in accordance with Canadian regulations. As of December 31, 2024, the account held CAD $19.9 million.
In 2022, we incorporated a new wholly-owned insurance subsidiary, GPIC Insurance Company (GPIC), domiciled in Canada. GPIC is currently licensed to do business in all provinces and territories in Canada except for Nunavut. We have funded required statutory capital to this new subsidiary and expect our underwriting activity to ramp up significantly in 2025 and our business with Accelerant to diminish.
We have three segregated accounts with Wyndham Insurance Company (SAC) Limited ("WICL"), located in Bermuda. WICL is regulated by the Bermuda Monetary Authority (BMA). Insurance companies with a presence in Bermuda are subject to solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, and auditing and reporting requirements. In addition, BMA has the authority to supervise and, in certain circumstances, investigate and intervene in the affairs of insurance companies. Most significantly, Bermudan law restricts WICL’s ability to declare or pay dividends and the value of WICL’s assets must remain greater than the aggregate of its liabilities, issued share capital, and share premium accounts.
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
Investors and others should note that we may announce material financial information to our investors using our investor relations website, SEC filings, our annual stockholder meeting, press releases, public conference calls, investor conferences, presentations and webcasts. We regularly use these channels, as well as social media, to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on these channels, such as social media, could be deemed to be material information.

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

Summary of Material Risk Factors
Our business is subject to numerous risks and uncertainties of which you should be aware. Among others, these risks relate to:
•Our significant net losses since inception, ability to achieve and maintain profitability and our ability to maintain our rate of revenue growth in the future;
•Our ability to grow and retain our member base, including uncertainties in the assumptions we use to determine our new pet acquisition spend, variable costs of attracting new members through online channels such as social media or search engines and from leads generated from Territory Partners, veterinarians and other third parties;
•Our ability to maintain certain levels of surplus capital, and access excess capital for other parts of our business, under applicable insurance regulations;
•Our reliance on Territory Partners, whom we engage as independent contractors rather than employees, and other third parties;
•Our veterinary invoice expense (which may increase with use of our patented software for direct payment of invoices) and our ability to timely and accurately process valid invoices and to identify improper invoices;
•Our ability to comply with numerous laws and regulations applicable to our business, including state, federal and foreign laws relating to insurance, privacy, e-commerce, email and texting, and accounting matters;
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
•Our ownership of multiple insurance subsidiaries in different jurisdictions;
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
•Our ability to initiate substantial underwriting activity by our Canadian subsidiary GPIC in connection with rolling off business and ending our contractual relationship with our fronting partner Accelerant;
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
We have incurred significant cumulative net losses since our inception. We incurred net losses of $9.6 million and $44.7 million in the years ended December 31, 2024 and 2023, respectively, and as of December 31, 2024, we had an accumulated deficit of $225.9 million. We have funded our operations through our operations, equity financings, and borrowings under revolving lines of credit and term loans. Our ability to achieve and maintain profitability will depend, in significant part, on obtaining new members, retaining our existing members, maintaining relationships with our strategic partners, and ensuring that our expenses, including new pet acquisition expense, do not exceed our revenue. We expect to make significant expenditures and investments in new pet acquisition and product initiatives and these expenditures may not result in additional growth. Our growth in revenue and membership may not be sustainable or may decrease, and we may not generate sufficient revenue to consistently achieve profitability. Additionally, we budget for our expenses based, in significant part, on our estimates of future revenue and many of these expenses are fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenue falls short of our estimates. Accordingly, any significant shortfall of revenue in relation to our estimates could have an immediate negative effect on our financial results.
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
•achieve our target margin profile to allow continued reinvestment in growth and member experience;
•maintain and increase positive relationships with veterinarians and other lead sources;
•maintain high-performing Territory Partners in our target markets;
•administer and continue to grow our business internationally;
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
•generate business to replace revenue generated through our relationship with Pets Best, since we expect our relationship with Pets Best will diminish and our business activity with them will terminate over future periods;
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

We base our decisions regarding new pet acquisition expenditures primarily on the projected internal rate of return on marketing spend. Our estimates and assumptions may not accurately reflect our future results - we may over, or underspend on new pet acquisition, and we may not be able to recover our pet acquisition costs or generate profits from these investments.
We have made and plan to continue to make significant investments to grow our member base. We spent $71.4 million in new pet acquisition expense to acquire new members for the year ended December 31, 2024. We base our decisions regarding our new pet acquisition expenditures primarily on our internal rate of return generated on an average pet. This analysis depends substantially on estimates and assumptions based on our historical experience with pets enrolled in earlier periods, including our key operating metrics. If our estimates and assumptions regarding our internal rate of return and the lifetime value of the pets that we project to acquire and our related decisions regarding investments in new pet acquisition prove incorrect, or if our calculation of internal rate of return and lifetime value of the pets that we project to acquire differs significantly from that of pets acquired in prior periods, we may be unable to recover our new pet acquisition expenses or generate profits from our investment in acquiring new members. Moreover, if our new pet acquisition expenses increase or we invest in member acquisition channels that do not ultimately result in the expected number of new member enrollments or enrollments cancel before we recoup our acquisition expenses, the return on our investment may be lower than we anticipate irrespective of the lifetime value of the pets that we project to acquire as a result of the new members. If we cannot generate profits from this investment, we may need to alter our growth strategies, and our growth rate and operating results may be adversely affected. In addition, even if we decrease our average pet acquisition cost, our operating margins may differ from our expectations due to incorrect assumptions relating to existing members adding new pets or referring friends, expenses for member support, and other factors, some of which we do not control.
Our average pet acquisition cost and the number of new pets we enroll depends on a number of factors and assumptions, including the effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our pet acquisition expenditures and the competitive environment. Our average pet acquisition cost has significantly varied over time. In the future, our average pet acquisition cost may vary significantly period to period based upon marketing initiatives we choose to employ. We also regularly test new member acquisition channels and marketing initiatives, including direct-to-consumer initiatives, which often are more expensive than our traditional veterinary-focused marketing channels and generally increase our average acquisition costs.
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
The prices of our subscriptions also reflect assumptions and estimates regarding our own operating costs and expenses. We monitor and manage our pricing and overall sales mix to achieve our target returns. If the actual costs, including veterinary invoice expenses, operating costs and expenses within anticipated pricing allowances, are greater than our assumptions and estimates such that the premiums we collect are insufficient to cover these expenses, then our results could be adversely affected and our revenue may be insufficient to consistently achieve or maintain profitability. Conversely, if our pricing assumptions differ from actual results such that we overprice risks, our competitiveness, retention rates, and growth prospects could be adversely affected.
In addition, most states require licensure and regulatory approval prior to marketing new insurance products and increasing prices of our existing products. Our practice has been to regularly reevaluate and adjust the price of our subscriptions, with a goal of achieving our targeted payout ratio, subject to the review and approval of applicable state regulators, who may reduce or disallow our pricing changes. Such review has in the past (for instance, during the COVID-19 pandemic) resulted, and may in the future result, in delayed implementation of pricing changes, which could adversely affect our operating results and financial condition. In addition, we may be prevented by regulators from implementing certain pricing changes, which could require us to raise rates more often than we otherwise may desire. This could damage our reputation with our members and reduce our retention rates, which could significantly damage our brand, result in the loss of expected revenue and otherwise harm our business, operating results and financial condition.

If we are unable to grow our member base and maintain high member retention rates, our growth prospects and revenue will be adversely affected.
Our ability to grow our business depends on retaining and expanding our member base. For the year ended December 31, 2024, we generated approximately 67.0% of our revenue from our subscription business segment. In order to increase our membership, we must continue to convince prospective members of the benefits of medical insurance for pets in general and our subscription business segment in particular. To maintain our existing member base, we need to continue to reinforce the value of our subscription among our members, prospective members, and veterinarians.
We utilize Territory Partners, who are paid fees based on enrollments and retention in their regions, to communicate the benefits of medical insurance to veterinarians through a combination of remote and in-person communications. We also invest in other third-party and direct-to-consumer member acquisition channels. We intend to maintain our Territory Partner model and structure and we plan to introduce other distribution channels to increase lead generation and to engage in other sales and promotional activities, including direct-to-consumer advertising, all of which are likely to increase our acquisition costs. In addition, these go-to-market plans may face unexpected delays, costs or other challenges, such as decreased ability of Territory Partners to conduct in-person visits with veterinarians.
Our ability to generate leads through veterinary hospitals could be negatively impacted if any of our products are perceived to be inadequate, unreliable, cumbersome or otherwise does not provide sufficient value, or if our process for paying veterinary invoices is unsatisfactory to the veterinarians and their clients.
If we fail to establish new or are unable to maintain our existing member acquisition channels, if the cost of our existing sources increases or does not scale as we anticipate, or if we are unable to continue to use any existing channels or programs in any jurisdiction, our member levels and pet acquisition expenses may be adversely affected.
We seek to convert pet parents who visit our website and call our contact center into members. The rate at which we convert these visitors into members is a significant factor in the growth of our member base. A number of factors have influenced, and could in the future influence, the conversion rates for any given period, some of which are outside of our control. These factors include:
•the pricing of our subscriptions, including their perceived value, simplicity, and fairness;
•consumers' perception of our subscription compared to offerings from our competitors;
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
If we do not retain our existing members or if our marketing initiatives do not result in enrolling more pets or result in enrolling pets that inherently have a lower retention rate, we may not be able to maintain our retention and new pet acquisition rates. In the past, we have experienced reduced retention rates during periods of rapid member growth, as our retention rate generally has been lower during the first year of member enrollment. Members may choose to terminate their subscription for a variety of reasons, including, loss of a pet, increased subscription payments, perceived or actual lack of value, delays or other unsatisfactory experiences in how we review and process veterinary invoice payments, unsatisfactory member service, a change in the economic environment, a more attractive offer from a competitor, changes in our subscription or other reasons, including reasons that are outside of our control. Our cost of acquiring a new member is substantially greater than the cost involved in maintaining our relationship with an existing member. If we are not able to successfully retain existing members and limit cancellations, our revenue and operating margins will be adversely impacted and our business, operating results and financial condition would be harmed.
We rely significantly on Territory Partners, veterinarians and other third parties, including strategic partners, to generate leads.

In order for us to continue to implement our business strategy and grow our revenue, we must effectively maintain and increase the number and quality of our relationships with Territory Partners, veterinarians and veterinary affiliates, including veterinary purchasing groups and associations, existing members, complementary online and other businesses, animal shelters, breeders and other referral sources, and continue to scale and improve our processes, programs and procedures that support them. Those processes, programs and procedures could become increasingly complex and difficult to manage as we grow.
Veterinary leads represent our largest member acquisition channel. We spend significant time and resources attracting qualified and engaging Territory Partners and providing them with current information about our business and they, in turn, communicate the benefits of medical insurance for pets to veterinarians. Identifying and engaging quality Territory Partners can be challenging and Territory Partners typically need months or years to build their business before they can generate meaningful income. In addition, our relationship with our Territory Partners may be terminated at any time (for instance, if they feel unsupported or undervalued by us), and, if terminated, we may not recoup the costs associated with educating them about our subscription products, and the relationships with veterinarians developed by that Territory Partner would be unsupported until such time a new Territory Partner is installed. Sometimes a single relationship may be used to cover multiple territories so that a terminated relationship with a Territory Partner could significantly affect our company. Further, if we experience an increase in the rate at which Territory Partner relationships are terminated, we may not develop or maintain relationships with veterinarians as quickly as we have in the past or need to in order to execute our business strategy and our growth and financial performance could be adversely affected.
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
Our insurance subsidiaries are required to maintain minimum levels of surplus capital to support our overall business operations in consideration of our size, scope, jurisdiction, and risk profile. We have in the past and may in the future fail to maintain the amount of risk-based capital required to avoid potentially costly additional regulatory oversight. We are also subject to contractual obligations related to reinsurance agreements with third parties (including Accelerant, who currently underwrites our policies in Canada) which requires us to fund trust accounts to support the capital requirements of our insurance company partners.
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
We are and will continue to operate in a competitive market. In addition to pet parents self-financing their pets' medical care, there are traditional insurance companies that provide pet insurance products, either as a stand-alone product or along with a broad range of other insurance products, such as wellness. In addition, new entrants backed by large insurance companies have entered the pet medical insurance market in the past and more may do so in the future. Further, traditional “pet insurance” providers may consolidate or take other actions to mimic the efficiencies from our vertically-integrated structure or create other operational efficiencies, which could lead to increased competition. The success of any of these competitors would, in time, affect our prospects, operating results and financial condition.
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

As more veterinary hospitals install and use our patented proprietary software, the number of veterinary invoices we receive, and our associated expenses, are likely to increase.
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
Our business depends on our ability to maintain and scale the infrastructure necessary to operate our technology platform, which includes our analytics and pricing engine, systems for managing veterinary invoice payments, customer relationship management system, billing system, contact center phone system and website. We use these technology frameworks to price our subscriptions, provide quotes to prospective members, enroll members, engage with current members and pay veterinary invoices. Prospective members research and purchase subscriptions through our website and contact center. Our reputation and ability to acquire, retain and serve our members and support our partners depends on the reliable performance of our technology platform and the underlying network systems and infrastructure, and on providing best-in-class member service, including through our contact center and website. As our member base continues to grow, the amount of information collected and stored on the systems and infrastructure supporting our technology platform will continue to grow, and we expect to require an increasing amount of network capacity, computing power and information technology personnel to develop and maintain our technology platform and service our departments involved in member interaction and comply with regulations governing the collection, use, retention, sharing and security of personal information.
We have made, and expect to continue to make, substantial investments in equipment and related network infrastructure to handle the operational demands on our technology platform, including increasing data collection, software development, traffic on our website and the volume of calls at our contact center. The operation of the systems and infrastructure supporting our technology platform is expensive and complex and could experience operational failures. In the event that our data collection, member base or amount of traffic on these systems grows more quickly than anticipated, we may be required to incur significant additional costs to increase the capacity in our systems. Further, our development and implementation activities may not be successful, may not be well-received by veterinarians or by prospective or existing members, particularly if they are costly, cumbersome or unreliable, and we may incur delays or cost overruns or elect to curtail our currently planned expenditures related to them. Even if our system improvements are well-received, they may be or become obsolete due to regulatory or technological reasons or the availability of alternative solutions in the marketplace. If new solutions and enhancements are not successful on a long-term basis, we may not realize benefits from these investments, and our business and financial condition could be adversely affected.
In addition, any system failure that causes an interruption in or decreases the responsiveness of our services could impair our revenue-generating capabilities, harm our business and operating results and damage our reputation. Any loss or mishandling of data could result in breach of confidence, competitive disadvantage or loss of members, and subject us to potential liability or regulatory action. Any failure of the systems and infrastructure that we rely on could negatively impact our enrollments as well as our relationship with members. If we do not maintain or expand the systems and infrastructure underlying our technology platform successfully, or if we experience operational failures, our reputation could be harmed and we could lose current and potential members, which could harm our operating results and financial condition.
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
Third parties to whom we outsource certain of our functions are also subject to these risks. While we can review and assess our third-party providers’ cybersecurity controls, as appropriate, and make changes to our business processes to manage these risks, we cannot ensure that our attempts to keep such information confidential will always be successful. Moreover, our use of third-party services (e.g. cloud technology and software as a service) can make it more difficult to identify and respond to cyberattacks in any of the above situations due to the dynamic nature of these technologies and because we do not directly control these services.
We depend in part on Internet search engines to attract potential new members to visit our website. If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, our new member growth could decline, and our business and operating results could be harmed.
We endeavor to drive significant traffic to our website from consumers who search for pet medical insurance through Internet search engines such as Google, Bing and Yahoo!. A critical factor in attracting consumers searching for pet medical insurance on the Internet to our website is whether we are prominently displayed in response to Internet searches relating to medical insurance for pets. Algorithmic search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine, which may change from time to time, and paid search advertisements often receive the most prominent listing. Newer tools enhanced by artificial intelligence including large language models are swiftly changing the search and display landscape. If we are listed less prominently in, or removed altogether from, search result listings for any reason, the traffic to our websites would decline and we may not be able to replace this traffic, which in turn would harm our business, operating results and financial condition. If we attempt to replace this traffic, we may be required to increase our pet acquisition expenditures, including by utilizing paid search advertising. Certain of our competitors have spent additional funds to promote their products in search results over us. If we decide to respond by purchasing search advertising, our pet acquisition costs would increase which may harm our business, operating results and financial condition.
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
We have in the past, and may in the future identify material weaknesses in our internal controls which, if not remediated appropriately or timely, could result in an inability to effectively and timely complete our financial statements, which may result in a loss of investor confidence and an adverse impact to our stock price.
Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting, which must be attested to by our independent registered public accounting firm. We have in the past, and may in the future identify material weaknesses or significant deficiencies in our internal control over financial reporting, which may result in us not detecting material errors in our financial statements on a timely basis. If we, or our independent registered public accounting firm, identify future material weaknesses in our internal control over financial reporting, we are unable to comply with the requirements of Section 404 in a timely manner, we are unable to assert that our internal control over financial reporting is effective or our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
If we fail to effectively manage our growth, our business, operating results and financial condition may suffer.
We have experienced, and expect to continue to experience, significant growth in an underpenetrated market, which has placed, and may continue to place, significant demands on our management and our operational, technological and financial systems and infrastructure. We expect that our growth strategy will require us to commit substantial financial, operational and technical resources and this commitment may also result in increased costs (such as member acquisition costs or costs associated with increases in the number or amounts of veterinary invoices received) generated by our business, which could prevent us from achieving profitability and remaining profitable and could impair our ability to compete effectively for business. If we do not effectively manage growth at any time, our financial condition could be harmed and the quality of our services could suffer.
In order to successfully expand our business, we need to hire, integrate and retain in-demand highly skilled and motivated employees and continue to improve our existing systems for operational and financial management. These improvements could require significant capital expenditures and place increasing demands on our management. If we do not successfully implement improvements in these areas, our business, operating results and financial condition will be harmed.
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
Our success depends to a significant extent on the continued services of our leadership team, such as Margi Tooth, our Chief Executive Officer and President. Moreover, the loss of key executives or employees or the departure of members of our board within a short time frame could have a material adverse effect on our business. We have experienced turnover in our management team in the past and may experience similar turnover in the future. We would be adversely affected if we fail to adequately plan for the succession of our senior management and other key employees. Additionally, if we were to lose a large percentage of our current employees in a relatively short time period, or our employees were to engage in a work stoppage or unionize, we may be unable to hire and train new employees quickly enough to prevent disruptions in our operations, which may result in the loss of members, Territory Partners and/or referral sources.
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
We have developed, maintain, and in the future may seek new strategic relationships with various third parties. For these efforts to be successful, we must negotiate and enter into agreements with these third parties on terms that are attractive to us, and then successfully implement the arrangement, which requires integrating and coordinating their resources and capabilities with our own, which may present challenges relating to technology integration, marketing, regulatory matters, customer support, and other operational matters. These relationships may require several years to implement, may face delays or terminations, and may not be successfully implemented at all. We may be unsuccessful in entering into agreements with acceptable third parties, negotiating favorable terms in these agreements, or achieving the anticipated results over our desired time horizon. In addition, some of our historical strategic relationships have required us to agree to exclusivity, and or other terms that may limit our ability to pursue opportunities we might otherwise pursue. In connection with our strategic relationships, we have in the past and may in the future provide equity consideration, impose contractual holding periods for such securities, impose standstill obligations or include other requirements that terminate in the event the strategic relationship ceases, which may have an adverse effect on our stock price and otherwise cause our business to suffer.
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
Our business and financial condition is subject to risks related to our writing of policies for unaffiliated third parties, including Pets Best.
Our other business segment includes revenues and expenses related to underwriting policies on behalf of third parties that do not carry reference to the Trupanion brand. In the past, our other business segment involved numerous third parties to varying extent, but in recent years this segment has consisted almost entirely of business with Pets Best, a third-party managing general agent. For the year ended December 31, 2024, premiums from policies written for Pets Best, pursuant to our agreements with them, accounted for 32% of our total revenue. The contractual relationship with Pets Best and other third parties may be terminated by either party, and the third party may choose to be in a relationship with a different underwriter, including one of our competitors. In administering or marketing a product to consumers, if one of these unaffiliated third parties make an operating decision that adversely affects its business or brand, our business or brand could also be adversely impacted. Further, we rely on the timely dissemination of financial information from these third parties to compile our own financial statements. Failure to receive this information timely, or failure to receive complete and accurate information, could negatively impact our ability to meet regulatory filing requirements, including the filing of our annual audited financial statements.

We and Pets Best have agreed to roll off a portion of our business together, as Pets Best ramps up policies written by another insurer. We do not control the timing or extent of this roll off and, accordingly, it may not proceed as we expect, which could cause our results to fluctuate or have other unexpected impacts on our business. Our Pets Best business historically has had, and we expect it to continue to have, significantly lower margins than our subscription business. During the roll-off of Pets Best, administration of this business and any similar business in the future may divert our time and attention away from our subscription business segment, which could adversely affect our operating results in the aggregate. Further, the roll-off is expected to result, over time, in significantly reduced premiums (and associated expense) in our other business segment. This reduced revenue stream will reduce the diversification of our premium base and make us more dependent on the success of our subscription business segment, at least in the short term. Further, the reduction of this business could have a material adverse impact on our operating results, financial condition, and stock price.
In Canada, we are planning a significant ramp of underwriting activity by our subsidiary GPIC during 2025, while simultaneously reducing our business written through Accelerant. This transition may be delayed or may be not be successful.
In Canada, our insurance policies are currently written by Accelerant, and we assume all premiums written by Accelerant and the related veterinary invoice expense through an agency agreement and a fronting and administration agreement. In advance of the termination of our agreement with Accelerant, which is currently scheduled for December 31, 2025, we plan to transition policies from Accelerant to our wholly owned subsidiary, GPIC. In addition, we expect to begin underwriting new business through GPIC during 2025. GPIC has limited operating history, and the transition of this business will be complicated and involve regulatory, operational and contractual challenges. As GPIC begins underwriting policies, we will face risks and uncertainties similar to those faced by our United States insurance company APIC. With respect to the transition itself, we may encounter regulatory delay and challenges, face operational and information technology issues that are new to us, and create confusion for our members. In addition, we may be required to contribute more risk-based capital into GPIC, potentially over a short time frame as our underwritten premiums grow at a rapid pace. We expect to work with Accelerant to make this transition as smooth as possible for our members, our company, and Accelerant, but there is no guarantee that these risks will not materially impact the transition. If we face timing constraints with our transition, we may discuss with Accelerant whether we should continue the underwriting relationship in some fashion; or we may need to seek other underwriting capacity.
We have expanded, and seek to further expand, our operations internationally, and are subject to a number of risks associated with international expansion and operations.
We have developed and seek to expand our operations internationally and expect to continue exploring opportunities outside of North America. For instance, in August 2022 we purchased Smart Paws, an MGA for pet insurance with operations based in Germany and Switzerland, and in November 2022 we acquired PetExpert, an MGA for pet insurance with operations based in the Czech Republic and Slovakia. We have limited history of marketing, selling, administering and supporting our subscription product for consumers outside of the North America. In general, international sales and operations may be subject to a number of risks, including the following:
•regulatory rules and practices, including robust privacy regulations, foreign exchange controls, tariffs, tax laws and treaties that are different than those we operate under currently;
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
Our international operations expose us to the risk of changes in currency exchange rates, particularly with respect to our Canada operations. For the year ended December 31, 2024, approximately 16% of our total revenue was generated in Canada. While Europe currently does not present material income statement exposure to exchange rates, that may not continue. Fluctuations in the relative strength of the US dollar compared to the currencies of other jurisdictions in which we operate has in the past and could in the future adversely affect our revenue and operating results. Moreover, in the future, we may continue to expand the number of countries in which we offer products and operate and this could increase our exposure to currency exchange rate fluctuations.
Owning multiple insurance subsidiaries may harm our results of operations.
We currently own one United States insurance company through which we are issuing products - APIC, a New York domiciled insurer. We also own and have regulatory approvals for a U.S. insurer domiciled in Missouri called ZPIC. We are currently pursuing so-called expansion applications to allow ZPIC to write business similar to that underwritten by APIC. In Canada, as mentioned above, we are planning to underwrite significant business previously underwritten by Accelerant through GPIC. We may also seek to acquire or establish other insurers, including to support our operations in certain countries in Continental Europe.
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
If our security measures are breached and unauthorized access is obtained to our data, including our members’ data, we may lose our competitive advantage, our systems may be perceived as not being secure, we may incur third-party liability, and/or be subject to regulatory action.
Our data repository contains proprietary information that we believe gives us a competitive advantage, including data on veterinary invoices received and other data with respect to members, Territory Partners, veterinarians and other third parties. We also collect and utilize demographic and other information from and about prospective and existing members when they visit our website, call our contact center and apply for enrollment. Further, we use tracking technologies, including “cookies,” to help us manage and track our members’ interactions and deliver relevant advice and advertising. Security breaches could expose us to a risk of loss of our data and/or disclosure of this data, either publicly or to a third party who could use the information to gain a competitive advantage. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. In the event of a loss of our systems or data, we could experience increased costs, delays, legal liability and reputational harm, which in turn may harm our financial condition, damage our brand and result in the loss of members. Such a disclosure also could lead to litigation and possible liability.
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
We accept subscription payments from our members through automatic fund transfers and payments via credit and debit card and mobile payment applications. For payments via credit and debit card and mobile payment applications, we pay interchange and other fees, which may increase over time. An increase in the number of members who utilize credit and debit cards and mobile apps to make their subscription payments or related credit and debit card fees would reduce our margins and could require us to increase our fees, which could cause us to lose members and revenue, or suffer an increase in our operating expenses, either of which could adversely affect our operating results.

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
If we are unable to maintain our chargeback rate at acceptable levels, our credit card fees for chargeback transactions, or our fees for many or all categories of credit and debit card transactions, credit card companies and debit card issuers may increase our fees or terminate their relationship with us. Any increases in our credit card and debit card fees could adversely affect our operating results, particularly if we elect not to raise our fees. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.
We may face unexpected costs as a result of owning our own headquarters office building.
We own our headquarters office building in Seattle, Washington, USA. Our financial condition and cash flow could be materially affected by changes in costs associated with maintaining the building and ensuring it is suitable for our use and that of other tenants and maintain compliance with all environmental and other regulations applicable to ownership of real estate. Failure to attract and retain tenants for our unused space will result in our not receiving rental income and could also cause a reduction in the value of the building. Managing tenants, maintaining the building, and otherwise facing the costs and responsibilities of being the owner of a building may be a distraction from our core business and cause our performance to suffer. We are also exposed to and potential third-party liability as the owner of our office building, such as if an accident occurs on the premises.
Environmental, social, and governance ("ESG") issues may result in reputational harm and liability.
Companies across all industries are experiencing increased scrutiny and litigation related to their ESG practices, positions, and reporting. Our disclosures on ESG matters, any standards set by governments or private organizations, any standards we may set for ourselves, or a failure to meet these standards, may adversely affect our reputation and the value of our brand. California recently adopted two new climate-related bills, which require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports, and compliance with such requirements could require significant effort and resources. The SEC has also adopted rules requiring disclosure regarding climate-related risks, oversight and management of such risks, and climate-related targets or goals. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress or manage the dynamic public sentiment and legal landscape in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.
Failure to adequately protect our intellectual property could substantially harm our business and operating results.
We rely on a combination of intellectual property rights, including trade secrets, patents, copyrights, trademarks and domain names, as well as contractual restrictions, to establish and protect our patented proprietary software and our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy our digital content, pricing analytics, technology, software, branding and functionality, or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. We may need to enforce our rights internationally under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States, which may be expensive and divert management’s attention away from other operations.

Our proprietary software is protected by patents which may not be sufficient to maintain effective product exclusivity because patent rights are limited in time and do not always provide effective protection. Furthermore, our efforts to enforce or protect our patent rights may be ineffective, could result in substantial costs and diversion of resources, could result in the invalidation of our patent rights, and could substantially harm our operating results. In addition, patents have a limited lifespan (generally 20 years after they are filed in the United States). Once the patent life has expired for our software, our competitors will be able to use our patented technology.
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
From time to time, we have been, and in the future may become, subject to litigation, claims and regulatory proceedings and inquiries, including market conduct examinations and investigations by state insurance regulatory agencies and threatened or filed lawsuits by, among others, government agencies, employees, competitors, stockholders, prospective, current or former members, or business partners.
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
In March 2022, we entered into a credit agreement with Piper Sandler Finance, LLC, as administrative agent, that provides us with up to $150.0 million of credit (the "Credit Facility"). As of December 31, 2024, we issued term loans totaling $135.0 million under the Credit Facility. Substantial indebtedness, and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness, could have adverse consequences, including the following:

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
As of December 31, 2024, we had U.S. federal net operating loss carryforwards of approximately $256.9 million that will begin to expire in 2026. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Pursuant to Sections 382 and 383 of the Code, annual use of our net operating loss carryforwards and credit carryforwards may be limited by previous and future ownership changes.

Risks Related to Compliance with Laws and Regulations
Our business is heavily regulated, and if we fail to comply with the numerous applicable laws and regulations our business and operating results could be harmed.
Our business is heavily regulated. In the United States, insurance is regulated by each state in which we operate, and it is challenging to comply with the requirements of each of these jurisdictions along with the different Canadian federal provincial, and territorial requirements. Furthermore, as we expand internationally, compliance with insurance-related laws, rules and regulations becomes even more difficult and imposes significant costs on our business. Each applicable regulator has broad supervisory power over all insurance-related operations (and certain regulatory oversight of our group of companies), which can include granting and revoking licenses to transact insurance business, and imposing fines and other penalties.
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

Moreover, adverse regulatory action in one jurisdiction could result in penalties and adversely affect our license status or reputation in other jurisdictions. Even if the allegations in any regulatory or other action against us ultimately are determined to be unfounded, we could incur significant time and expense defending against the allegations, and any related negative publicity could harm consumer and third-party confidence in us, which could significantly damage our brand.
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
Existing laws and regulations impose limits on, for instance, our ability to enact price increases for our products. New laws may be adopted that could further affect our business, for example our ability to effect rate increases, to cancel or not issue existing policies, to use artificial intelligence or machine learning, or to market our products in various ways. Implementing changes in order to comply with new laws or regulations could also be time-consuming and costly.
Failure to comply with federal, state and provincial laws and regulations relating to privacy and security of personal information, and civil liabilities relating to breaches of privacy and security of personal information, could create liabilities for us, damage our reputation and harm our business.
A variety of regulations govern the collection, use, retention, sharing and security of personal information. Claims or allegations that we, or the vendors with whom we have contracted, have violated applicable laws or regulations related to privacy and data security could result in negative publicity and a loss of confidence in us by our members, our participating service providers or team members, and may subject us to litigation and/or regulatory action and/or fines, including by credit card companies and the loss of our ability to accept credit and debit card payments. In addition, we have posted privacy policies and practices concerning the collection, use and disclosure of member data on our website. Several companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, our use and retention of personal information could lead to civil liability exposure in the event of any disclosure of such information due to hacking, viruses, inadvertent action or other use or disclosure. Several companies have been subject to civil actions, including class actions, relating to this exposure.
We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols for personal information imposed by law, regulation, self-regulatory bodies, industry standards and contractual obligations. Such laws, standards and regulations, however, are evolving and subject to potentially differing interpretations, and new privacy laws are frequently enacted. Each year, additional U.S. jurisdictions promulgate or amend privacy-related laws and regulations. However, in general, we are unable to predict far in advance what additional legislation, standards or regulation in the area of privacy and security of personal information could be enacted or its effect on our operations and business.
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
Regulations that require individuals or entities that sell insurance or process claims to be licensed may be interpreted to apply to our business more broadly than we expect them to, which could require us to modify our business practices, create liabilities, damage our reputation, and harm our business.
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
We are subject to numerous laws and regulations in multiple jurisdictions, and ongoing compliance may be challenging for us.
We are subject to numerous laws and regulations that are administered and enforced by a number of different governmental authorities, each of which exercises a degree of interpretive latitude, including, in the United States, state insurance regulators, state securities administrators, state attorneys general and federal agencies including the SEC, Internal Revenue Service and the U.S. Department of Justice. There is risk that laws and regulations or any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may necessitate changes to our practices that may, in some cases, increase our costs and limit our ability to grow or to improve our results of operations.
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
We maintain three segregated accounts in accordance with Bermuda laws with Wyndham Insurance Company (SAC) Limited ("WICL"). One account, which we call WICL segregated account AX, has entered into a reinsurance agreement with our Canada insurance partner. The second account, WICL Segregated Account Trupanion Germany, has entered into a reinsurance agreement with our German insurance partner. The third account, WICL Segregated Account Switzerland has entered into a reinsurance agreement with our Swiss insurance partner. WICL is a class 3 insurer regulated by the Bermuda Monetary Authority ("BMA"). WICL’s ability to continue operations and pay dividends could impact the ability of our segregated accounts to do the same. WICL’s failure to meet regulatory requirements set forth by the BMA could result in our inability to transact business through our WICL segregated accounts. Further, WICL could be limited from allowing dividends to be paid out of any of our segregated accounts in the event of adverse regulatory actions.
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
•publications and public statements by financial analysts and other finance industry professionals and activists (or the cessation of coverage by key financial analysts);
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
Item 3. Legal Proceedings
Information with respect to this item may be found in Note 8 of Item 8, “Financial Statements and Supplementary Data”, under the caption, “Legal Proceedings” which information is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Recent Sales of Unregistered Securities
Pursuant to a marketing agreement between us and a strategic distributor, we agreed to issue shares of our common stock to the distributor as partial consideration for sales made through the distributor’s marketing channels of white-label pet insurance and wellness products that we create and administer under the agreement. The number of shares we issue is determined quarterly, based on a percentage of revenue from such product sales divided by the volume weighted average price per share for the preceding quarter or, if lower, for the three months ended December 5, 2021. The shares we issue are subject to various restrictions, including a minimum holding period of two years and customary transfer restrictions for shares acquired in a private placement. During the quarter ended December 31, 2024, we issued 2,881 shares of our common stock to the distributor in respect of product sales that occurred in the quarter ended September 30, 2024. We offered and sold these shares in reliance upon the exemption from the registration set forth under Section 4(a)(2) of the Securities Act, and the regulations promulgated thereunder relating to sales by an issuer not involving any public offering, and in reliance on similar exemptions under applicable state laws.
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
Holders of Record
As of February 14, 2025, there were 24 registered stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.
Securities Authorized for Issuance under Equity Compensation Plans
The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held in 2025. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Stock Performance Graph
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.
This chart compares the stockholder return on an investment of $100 over the five years from December 31, 2019 through December 31, 2024 for (1) our common stock, (2) the S&P Small Cap 600 Index, (3) the NASDAQ-100 Technology Sector Index, and (4) the Russell 2000 Index. All values assume the reinvestment of any dividends; however, no dividends have been declared on our common stock to date. The stockholder return on the following graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return
Among Trupanion, S&P Small Cap 600 Index, NASDAQ-100 Technology Sector Index, and Russell 2000 Index

400
350
300
250
200
150
100
50
Index Value
Base Period
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Period Ending
Trupanion Inc.
S&P Small Cap 600 Index
NASDAQ-100 Technology Sector Index
Russell 2000 Index

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Trupanion Inc.	$100.00	$325.65	$359.17	$129.30	$83.00	$131.12
S&P Small Cap 600 Index	$100.00	$109.57	$137.26	$113.35	$129.09	$137.90
NASDAQ-100 Technology Sector Index	$100.00	$138.58	$175.96	$105.70	$176.19	$188.76
Russell 2000 Index	$100.00	$118.67	$134.92	$105.83	$121.81	$134.01

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.
This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Overview
We provide medical insurance for cats and dogs in the United States, Canada, certain countries in Continental Europe, and Australia. Through our data-driven, vertically-integrated approach, we develop and offer high value medical insurance products, priced specifically for each pet’s unique characteristics and coverage level. Our growing and loyal membership base provides us with highly predictable and recurring revenue.
We operate in two reporting segments: subscription business and other business. We generate revenue in our subscription business segment primarily through insurance premiums, which we refer to as subscription payments from direct-to-consumer products. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our new pet acquisition expense and acquiring as many pets as possible at our targeted average estimated internal rate of return. Within our subscription business, we also provide "Powered by Trupanion" pet insurance product offerings marketed by third parties, low and medium average revenue per pet products marketed under the brand names Furkin and PHI Direct in Canada, and a Trupanion branded product in Germany and Switzerland. We either directly underwrite or assume full insurance risk for these products through reinsurance arrangements. We provide a full suite of services and support for these products and they are designed to align with the target margin profile of our subscription business segment. Within this segment, we also offer products in certain countries in Continental Europe, which are currently underwritten by third parties who pay us commissions that we recognize as revenue. Going forward our intent is to assume full insurance risk for these products, either through direct underwriting or reinsurance arrangements.
We generate leads for our subscription business segment from a diverse set of member acquisition channels, which we then seek to convert into members through our contact center, website and other direct-to-consumer activities. These channels include leads from third-parties such as veterinarians and referrals from existing members. Veterinary hospitals represent our largest referral source. Our “Territory Partners” travel through their territories to have face-to-face visits with veterinarians and their staff. Territory Partners are dedicated to cultivating direct veterinary relationships and helping those veterinarians understand the benefits of high-quality medical insurance. Veterinarians then educate pet parents, who visit our website or call our contact center to learn more about, and potentially enroll in, a Trupanion product. We also receive a significant number of new leads from existing members adding pets and referring their friends and family members. Our direct-to-consumer acquisition channels serve as important resources for pet owner education and drive new member leads and conversion. We monitor average pet acquisition cost to evaluate the efficiency in acquiring new members and measure effectiveness based on our targeted return on investment.
Our other business segment is comprised of revenue from other product offerings, with third parties with whom we generally have a business-to-business relationship. This business segment has, and targets, a lower margin profile than our subscription segment and is not part of our core business strategy. The largest source of revenue within this segment is from our long-standing contractual relationship with Pets Best, a third-party partner we have worked with since 2015.

Key Operating Metrics
The following tables set forth total enrolled pets in our subscription and our other business segment and key operating metrics for our subscription business for the years ended December 31, 2024, 2023 and 2022, and for each of the last eight fiscal quarters.

	Year Ended December 31,
	2024	2023	2022
Total Business:
Total pets enrolled (at period end)	1,677,570	1,714,473	1,537,573
Subscription Business:
Total subscription pets enrolled (at period end)	1,041,212	991,426	869,862
Monthly average revenue per pet	$72.98	$65.26	$63.82
Average pet acquisition cost (PAC)	$235	$228	$289
Average monthly retention	98.25%	98.49%	98.69%

	Three Months Ended
	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023
Total Business:
Total pets enrolled (at period end)	1,677,570	1,688,903	1,699,643	1,708,017	1,714,473	1,712,177	1,679,659	1,616,865
Subscription Business:
Total subscription pets enrolled (at period end)	1,041,212	1,032,042	1,020,934	1,006,168	991,426	969,322	943,958	906,369
Monthly average revenue per pet	$76.02	$74.27	$71.72	$69.79	$67.07	$65.82	$64.41	$63.58
Average pet acquisition cost (PAC)	$261	$243	$231	$207	$217	$212	$236	$247
Average monthly retention	98.25%	98.29%	98.34%	98.41%	98.49%	98.55%	98.61%	98.65%
Total pets enrolled and total subscription pets enrolled include certain pet enrollments in European markets, where policies are currently underwritten by third parties and Trupanion is acting as an insurance broker. Per pet metrics, however, exclude these European policies, as their revenue is currently earned from commissions, as opposed to the subscription payments earned by the remainder of our subscription business.
Total pets enrolled. Total pets enrolled reflects the number of pets enrolled in one of the insurance products offered in our subscription business segment and our other business segment at the end of each period presented. We monitor total pets enrolled because it provides an indication of the growth of our consolidated business.
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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of December 31, 2024 is an average of each month’s retention from January 1, 2024 through December 31, 2024. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

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

The following tables present the reconciliation of our non-GAAP financial measures from corresponding GAAP measures for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Veterinary invoice expense	$949,148	$831,055	$649,737
Less:
Stock-based compensation expense(1)	(3,335)	(3,450)	(4,054)
Other business cost of paying veterinary invoices(4)	(324,720)	(287,858)	(212,857)
Subscription cost of paying veterinary invoices (non-GAAP)	$621,093	$539,747	$432,826
% of subscription revenue	72.5%	75.7%	72.5%

Other cost of revenue	$157,738	$146,534	$133,257
Less:
Stock-based compensation expense(1)	(1,955)	(1,544)	(2,232)
Other business variable expenses(4)	(75,050)	(75,756)	(72,453)
Subscription variable expenses (non-GAAP)	$80,733	$69,234	$58,572
% of subscription revenue	9.4%	9.7%	9.8%

Technology and development expense	$31,255	$21,403	$25,133
General and administrative expense	63,731	60,207	39,379
Less:
Stock-based compensation expense(1)	(19,742)	(19,869)	(17,135)
Non-recurring transaction or restructuring expenses (2)	—	(4,175)	(372)
Development expenses(3)	(5,624)	(5,100)	(7,789)
Fixed expenses (non-GAAP)	$69,620	$52,466	$39,216
% of total revenue	5.4%	4.7%	4.3%

New pet acquisition expense	$71,379	$77,372	$89,500
Less:
Stock-based compensation expense(1)	(6,908)	(7,000)	(9,116)
Other business pet acquisition expense(4)	(39)	(200)	(541)
Subscription acquisition cost (non-GAAP)	$64,432	$70,172	$79,843
% of subscription revenue	7.5%	9.8%	13.3%

(1)Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $1.5 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively.

(2)Consists of business acquisition transaction expenses, severance and legal costs due to certain executive departures, and a $3.8 million non-recurring settlement of accounts receivable in the first quarter of 2023 related to uncollected premiums in connection with the transition of underwriting a third-party business to other insurers.

(3)Consists of costs related to product exploration and development that are pre-revenue and historically have been insignificant.
(4)Excludes the portion of stock-based compensation expense attributable to the other business segment.

	Three Months Ended
	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023
Veterinary invoice expense	$245,663	$238,814	$231,102	$233,569	$217,739	$212,441	$206,738	$194,137
Less:
Stock-based compensation expense(1)	(800)	(830)	(843)	(862)	(885)	(870)	(856)	(839)
Other business cost of paying veterinary invoices(4)	(85,378)	(82,507)	(75,622)	(81,213)	(77,572)	(72,694)	(72,443)	(65,149)
Subscription cost of paying veterinary invoices (non-GAAP)	$159,485	$155,477	$154,637	$151,494	$139,282	$138,877	$133,439	$128,149
% of subscription revenue	70.0%	71.0%	74.1%	75.3%	72.7%	75.9%	77.0%	77.6%

Other cost of revenue	$38,721	$39,263	$43,429	$36,325	$38,054	$38,179	$34,455	$35,846
Less:
Stock-based compensation expense(1)	(476)	(536)	(523)	(420)	(386)	(282)	(428)	(448)
Other business variable expenses(4)	(17,336)	(18,126)	(23,091)	(16,498)	(19,301)	(20,482)	(17,230)	(18,743)
Subscription variable expenses (non-GAAP)	$20,909	$20,601	$19,815	$19,407	$18,367	$17,415	$16,797	$16,655
% of subscription revenue	9.2%	9.4%	9.5%	9.6%	9.6%	9.5%	9.7%	10.1%

Technology and development expense	$8,172	$7,933	$8,190	$6,960	$5,969	$5,302	$5,232	$4,900
General and administrative expense	16,828	16,977	15,253	14,673	13,390	12,664	13,136	21,017
Less:
Stock-based compensation expense(1)	(5,277)	(5,258)	(4,949)	(4,258)	(3,797)	(3,754)	(3,497)	(8,821)
Non-recurring transaction or restructuring expenses (2)	—	—	—	—	—	(8)	(65)	(4,102)
Development expenses(3)	(1,322)	(1,474)	(1,655)	(1,178)	(1,683)	(1,594)	(925)	(898)
Fixed expenses (non-GAAP)	$18,401	$18,178	$16,839	$16,197	$13,879	$12,610	$13,881	$12,096
% of total revenue	5.5%	5.6%	5.3%	5.3%	4.7%	4.4%	5.1%	4.7%

New pet acquisition expense	$18,354	$18,308	$17,874	$16,843	$17,189	$17,772	$20,769	$21,642
Less:
Stock-based compensation expense(1)	(1,482)	(1,503)	(2,066)	(1,857)	(1,567)	(1,679)	(1,722)	(2,032)
Other business pet acquisition expense(4)	(8)	(8)	(10)	(13)	(77)	(10)	(62)	(51)
Subscription acquisition cost (non-GAAP)	$16,864	$16,797	$15,798	$14,973	$15,545	$16,083	$18,985	$19,559
% of subscription revenue	7.4%	7.7%	7.6%	7.4%	8.1%	8.8%	11.0%	11.8%

(1)Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.3 million and $0.7 million for the three months ended December 31, 2024 and 2023, respectively.
(2)Consists of business acquisition transaction expenses, severance and legal costs due to certain executive departures, and a $3.8 million non-recurring settlement of accounts receivable in the first quarter of 2023 related to uncollected premiums in connection with the transition of underwriting a third-party business to other insurers. (3)Consists of costs related to product exploration and development that are pre-revenue and historically have been insignificant (4)Excludes the portion of stock-based compensation expense attributable to the other business segment

When determining our PAC, we calculate net acquisition cost for a more comparable metric across periods. Net acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as GAAP new pet acquisition expense, excluding stock-based compensation expense, other business segment expense, and pet acquisition expense for commission-based policies, offset by sign-up fee revenue. We exclude stock-based compensation expense because the amount varies from period to period based on the number of awards issued and market-based valuation inputs. We exclude other business segment pet acquisition expense because it does not relate to subscription enrollments. We exclude pet acquisition expense for commission-based policies because the revenue of these products is earned from commissions from a third-party underwriter, as opposed to the subscription payments earned by the remainder of our subscription business. We offset sign-up fee revenue because it is a one-time charge to new members collected at the time of enrollment used to partially offset initial setup costs, which are included in new pet acquisition expenses.
The following tables reconcile GAAP new pet acquisition expense to non-GAAP net acquisition cost (in thousands) for the years ended December 31, 2024, 2023, and 2022, and for each of the last eight fiscal quarters:

	Year Ended December 31,
	2024	2023	2022
New pet acquisition expense	$71,379	$77,372	$89,500
Net of sign-up fee revenue	(4,061)	(4,527)	(4,984)
Excluding:
Stock-based compensation expense	(6,908)	(7,000)	(9,116)
Other business pet acquisition expense	(39)	(200)	(541)
Pet acquisition expense for commission-based policies	(3,345)	(3,443)	(443)
Net acquisition cost	$57,026	$62,202	$74,416

	Three Months Ended
	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023
New pet acquisition expense	$18,354	$18,308	$17,874	$16,843	$17,189	$17,772	$20,769	$21,642
Net of sign-up fee revenue	(906)	(1,100)	(1,036)	(1,019)	(1,035)	(1,084)	(1,189)	(1,219)
Excluding:
Stock-based compensation expense	(1,482)	(1,503)	(2,066)	(1,857)	(1,567)	(1,679)	(1,722)	(2,032)
Other business pet acquisition expense	(8)	(8)	(10)	(13)	(77)	(10)	(62)	(51)
Pet acquisition expense for commission-based policies	(1,125)	(634)	(754)	(832)	(802)	(826)	(888)	(927)
Net acquisition cost	$14,833	$15,063	$14,008	$13,122	$13,708	$14,173	$16,908	$17,413
Components of Operating Results
General
We operate in two reporting segments: subscription business and other business. We generate revenue in our subscription business segment primarily by subscription payments from direct-to-consumer products. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our pet acquisition expense and acquiring as many pets as possible at our targeted average estimated internal rate of return. Within our subscription business, we also provide "Powered by Trupanion" pet insurance product offerings marketed by third parties, low and medium average revenue per pet products marketed under the brand names Furkin and PHI Direct in Canada, and a Trupanion branded product in Germany and Switzerland. We provide a full suite of services and support for these products and they are designed to align with the target margin profile of our subscription business segment. Within our subscription business segment we also offer products in certain countries in Continental Europe, which are underwritten by third parties who pay us commissions that we recognize as revenue.
Our other business segment is comprised of revenue from other product offerings with third parties with whom we generally have a business-to-business relationship. This business segment has, and targets, a different margin profile than our subscription business segment and includes revenue from writing policies on behalf of third parties and revenue from other pet insurance products. The largest source of revenue within this segment is from our long-standing contractual relationship with Pets Best, a third-partner we have worked with since 2015. Additional products in this segment include the U.S. Department of Veterans Affairs program and employer-sponsored programs.
Revenue
We generate revenue in our subscription business segment primarily from subscription payments for our pet medical insurance. Subscription payments are paid at the beginning of each subscription period. In most cases, our members authorize us to directly charge their credit card, debit card or bank account through automatic funds transfer. Subscription revenue is recognized on a pro rata basis over the policy term. Membership may be canceled at any time without penalty, and we issue a refund for the unused portion of the canceled membership. In addition to subscription payments, we generate a small amount of revenue from charging a one-time sign-up fee to new members collected at the time of enrollment to partially offset initial setup costs. Sign-up fees are related to Trupanion’s obligation to provide insurance coverage and are recognized over the policy term. We also generate a portion of our subscription business segment revenue through commissions earned in our European markets, where policies are currently underwritten by third parties and Trupanion is acting as an insurance broker.
We generate revenue in our other business segment primarily from writing policies on behalf of third parties where we do not undertake the direct consumer marketing. This segment also includes revenue from other pet insurance products that have a different margin profile from our subscription business.
Cost of Revenue
Cost of revenue in each of our segments is comprised of the following:
Veterinary invoice expense
Veterinary invoice expense includes our costs to review and pay veterinary invoices, administer the payments, and provide member services, and other operating expenses directly or indirectly related to the claims process. We also accrue for veterinary invoices that have been incurred but not yet received and for the estimated internal costs of processing those invoices. This also includes amounts paid by unaffiliated general agents on our behalf, and an estimate of amounts incurred and not yet paid for our other business segment.
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
Operating Expenses
Our operating expenses are classified into five categories: technology and development, general and administrative, new pet acquisition expense, goodwill impairment charges, and depreciation and amortization. For each category, except goodwill impairment charges and depreciation and amortization, the largest component is personnel costs, which include salaries, employee benefit costs, bonuses and stock-based compensation expense.
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
Goodwill impairment charges
Goodwill impairment charges consist of impairment charges taken on goodwill balances arising from acquisitions. For further details on goodwill impairment charges refer to Note 4, Goodwill and Intangible Assets, included in Item 8 of this report.

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
Other business segment. Our other business segment primarily includes other product offerings that are materially different from those in our subscription business segment. In addition, we expect the growth rate and margin profile of this segment to be significantly different from our subscription business segment. We do not undertake marketing efforts for and are not the primary interface with the customers of the third parties for whom we underwrite other business segment policies. Our relationships in our other business segment are generally subject to termination provisions and are non-exclusive, including our contractual relationship with Pets Best. Accordingly, we have limited influence on the volume of business of this segment. Loss of an entire program via contract termination could result in the associated policies and revenue being lost over a period of 12 to 18 months, which could have a material impact on our results of operations. In some cases, we have structured exclusive relationships, but those relationships have been and may continue to be subject to limitations on the number of enrolled pets as to which we will write policies for the third party. We may enter into additional relationships in this segment in the future, if we believe they will be beneficial, which could impact our operating results.

Results of Operations
The following tables set forth our results of operations for the periods presented both in absolute dollars and as a percentage of total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue:
Subscription business	$856,521	$712,906	$596,610
Other business	429,163	395,699	308,569
Total revenue	1,285,684	1,108,605	905,179
Cost of revenue:
Subscription business	706,851	613,686	497,684
Other business	400,035	363,903	285,310
Total cost of revenue(1)	1,106,886	977,589	782,994
Operating expenses:
Technology and development(1)	31,255	21,403	25,133
General and administrative(1)	63,731	60,207	39,379
New pet acquisition expense(1)	71,379	77,372	89,500
Goodwill impairment charges	5,299	—	—
Depreciation and amortization	16,466	12,474	10,921
Total operating expenses	188,130	171,456	164,933
Gain (loss) from investment in joint venture	(182)	(219)	(253)
Operating loss	(9,514)	(40,659)	(43,001)
Interest expense	14,498	12,077	4,267
Other expense (income), net	(14,374)	(7,701)	(3,072)
Loss before income taxes	(9,638)	(45,035)	(44,196)
Income tax expense (benefit)	(5)	(342)	476
Net loss	$(9,633)	$(44,693)	$(44,672)

(1) Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$5,523	$5,279	$6,484
Technology and development	4,934	2,846	4,742
General and administrative	15,696	17,717	12,831
New pet acquisition expense	7,279	7,319	9,336
Total stock-based compensation expense	$33,432	$33,161	$33,393

	Year Ended December 31,
	2024	2023	2022
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	86	88	87
Operating expenses:
Technology and development	2	2	3
General and administrative	5	5	4
New pet acquisition expense	6	7	10
Goodwill impairment charges	—	—	—
Depreciation and amortization	1	1	1
Total operating expenses	14	15	18
Gain (loss) from investment in joint venture	—	—	—
Operating loss	(1)	(4)	(5)
Interest expense	1	1	—
Other expense (income), net	(1)	(1)	—
Loss before income taxes	(1)	(4)	(5)
Income tax expense (benefit)	—	—	—
Net loss	(1)%	(4)%	(5)%

Stock-based compensation expense:	Year Ended December 31,
	2024	2023	2022
	(as a percentage of revenue)
Cost of revenue	—%	—%	1%
Technology and development	—	—%	1
General and administrative	1	2%	1
New pet acquisition expense	1	1%	1
Total stock-based compensation expense	2%	3%	4%

	Year Ended December 31,
	2024	2023	2022
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%
Subscription business cost of revenue	83	86	83

Comparison of the years ended December 31, 2024, 2023, and 2022
Revenue

	Year Ended December 31,			% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$856,521	$712,906	$596,610	20%	19%
Other business	429,163	395,699	308,569	8	28
Total revenue	$1,285,684	$1,108,605	$905,179	16	22

Percentage of Revenue by Segment:
Subscription business	67%	64%	66%
Other business	33	36	34
Total revenue	100%	100%	100%

Total pets enrolled (at period end)	1,677,570	1,714,473	1,537,573	(2)	12
Total subscription pets enrolled (at period end)	1,041,212	991,426	869,862	5	14
Monthly average revenue per pet	$72.98	$65.26	$63.82	12	2
Average monthly retention	98.25%	98.49%	98.69%

Year ended December 31, 2024 compared to year ended December 31, 2023. Total revenue increased by $177.1 million, or 16%, to $1,285.7 million for the year ended December 31, 2024. Revenue from our subscription business segment increased by $143.6 million, or 20%, to $856.5 million for the year ended December 31, 2024. This increase was primarily due to a 12% increase in monthly average revenue per pet and an increase in subscription pet months (the sum of pets enrolled for each month during a period) for policies underwritten by Trupanion. Revenue from our other business segment increased by $33.5 million, or 8%, to $429.2 million for the year ended December 31, 2024. This increase was primarily driven by a 17% increase in monthly average revenue per pet in this segment, partially offset by a decrease in pet months in this segment primarily reflecting the expected run off of pets we historically insured for a third-party.

Cost of Revenue

	Year Ended December 31,			% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$624,428	$543,196	$436,880	15%	24%
Other cost of revenue	82,423	70,490	60,804	17	16
Total cost of revenue	$706,851	$613,686	$497,684	15	23
Other business:
Veterinary invoice expense	$324,720	$287,859	$212,857	13	35
Other cost of revenue	75,315	76,044	72,453	(1)	5
Total cost of revenue	$400,035	$363,903	$285,310	10	28

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	73%	76%	73%
Other cost of revenue	10	10	10
Total cost of revenue	83	86	83
Other business:
Veterinary invoice expense	76	73	69
Other cost of revenue	18	19	23
Total cost of revenue	94	92	92

Total pets enrolled (at period end)	1,677,570	1,714,473	1,537,573	(2)	12
Total subscription pets enrolled (at period end)	1,041,212	991,426	869,862	5	14
Monthly average revenue per pet	$72.98	$65.26	$63.82	12	2

Year ended December 31, 2024 compared to year ended December 31, 2023. Total cost of revenue for our subscription business segment increased $93.2 million, or 15%, to $706.9 million for the year ended December 31, 2024. This increase was driven by a $81.2 million, or 15%, increase in veterinary invoice expense and a $11.9 million, or 17%, increase in other cost of revenue. The 15% increase in veterinary invoice expense was driven by an increase in total subscription pet months for policies underwritten by Trupanion and a 7% increase in veterinary invoice expense per pet. The 17% increase in other cost of revenue was primarily driven by general increases in costs attributable to growth in our membership and subscription revenue. Subscription business cost of revenue decreased from 86% to 83% of revenue year-over-year. The primary drivers of this margin improvement were our ongoing pricing actions and continued efficiency gain in our cost of processing claims.
Total cost of revenue for our other business segment increased by $36.1 million, or 10%, to $400.0 million for the year ended December 31, 2024. The increase was primarily driven by a $36.9 million, or 13%, increase in veterinary invoice expense, partially offset by a $0.7 million, or 1%, decrease in other cost of revenue. The 13% increase in veterinary invoice expense was primarily driven by a 21% increase in veterinary invoice expense per pet, offset by a decrease in pet months in this segment primarily reflecting the expected run off of pets we historically insured for a third-party. The 1% decrease in other cost of revenue was primarily driven by decreases in premium-based expenses. Cost of revenue for the other business segment increased from 92% to 93% of revenue year-over-year.

Technology and Development Expenses

	Year Ended December 31,			% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in thousands, except percentages)
Technology and development	$31,255	$21,403	$25,133	46%	(15)%
Percentage of total revenue	2%	2%	3%

Year ended December 31, 2024 compared to year ended December 31, 2023. Technology and development expenses increased by $9.9 million, or 46%, to $31.3 million for the year ended December 31, 2024. This increase was primarily due a $6.8 million reduction in capitalized expenditures related to internally-developed software projects launched in early 2024, a $1.0 million increase in general compensation and other employee-related expenses, a $1.3 million increase in infrastructure-related expenses, and an increase of $0.8 million in development expense. Technology and development expenses remained constant at 2% of total revenue year over year.

General and Administrative Expenses

	Year Ended December 31,			% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in thousands, except percentages)
General and administrative	$63,731	$60,207	$39,379	6%	53%
Percentage of total revenue	5%	5%	4%

Year ended December 31, 2024 compared to year ended December 31, 2023. General and administrative expenses increased by $3.5 million, or 6%, to $63.7 million for the year ended December 31, 2024. This increase was driven by increases of $6.6 million in general compensation and other employee-related expenses, $2.7 million in professional services, and $2.3 million in underwriting fees related to our Canadian business. These increases were offset by two charges that were recorded during the first quarter of 2023 that led to a decrease in expense when comparing periods, a $4.8 million stock-based compensation charge following certain executive departures and a $3.8 million charge related to a negotiated settlement of uncollected premiums in connection with the transition of underwriting a third-party business to other insurers. General and administrative expense remained constant at 5% of total revenue year-over-year.

New Pet Acquisition Expense

	Year Ended December 31,			% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in thousands, except pet and per pet data)
New pet acquisition expense	$71,379	$77,372	$89,500	(8)%	(14)%
Percentage of total revenue	6%	7%	10%
Subscription Business:
Total subscription pets enrolled (at period end)	1,041,212	991,426	869,862	5	14
Average pet acquisition cost (PAC)	$235	$228	$289	3	(21)

Year ended December 31, 2024 compared to year ended December 31, 2023. New pet acquisition expense decreased by $6.0 million, or 8%, to $71.4 million for the year ended December 31, 2024. This decrease was primarily due to a decrease in expenses related to generating leads and driving conversion, particularly in the first half of 2024, as we focused on growth in our more efficient channels. New pet acquisition expense as a percentage of revenue was 6% for the year ended December 31, 2024 compared to 7% in the same period last year, as we were able to stay disciplined with our discretionary pet acquisition spend, while still managing to grow total enrolled subscription pets, excluding those related to managing general agent policies, by 5%.

Depreciation and Amortization

	Year Ended December 31,			% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in thousands, except percentages)
Depreciation and amortization	$16,466	$12,474	$10,921	32%	14%
Percentage of total revenue	1%	1%	1%
Year ended December 31, 2024 compared to year ended December 31, 2023. Depreciation and amortization expense increased by $4.0 million, or 32%, to $16.5 million for the year ended December 31, 2024 primarily driven by an increase in in-service internally developed software projects during the period.
Total Other Expense (Income), Net

	Year Ended December 31,			% Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in thousands, except percentages)
Interest expense	$14,498	$12,077	$4,267	20%	183%
Other expense (income), net	(14,374)	(7,701)	(3,072)	87	151
Total other (income) expense, net	$124	$4,376	$1,195	(97)%	266%
Percentage of total revenue	—%	—%	—%
Year ended December 31, 2024 compared to year ended December 31, 2023. Total other expense decreased by $4.3 million to $0.1 million for the year ended December 31, 2024 primarily due to an increase in interest income from our investments partially offset by an increase in interest expense. Additionally, in 2023 total other expense included a credit loss of $1.7 million related to our preferred stock investment in Baystride, Inc. This loss was subsequently determined to be recovered, and was reversed through other expense during the year ended December 31, 2024.
Stock-Based Compensation
Year ended December 31, 2024 compared to year ended December 31, 2023. Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above. Stock-based compensation expense in total was $33.4 million for the year ended December 31, 2024, an increase from $33.2 million in the prior year period. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants, calculated according to our equity incentive plan. Additionally, the year ended December 31, 2023, included $4.8 million in stock-based compensation as a result of charges taken after certain executive departures.

Quarterly Results of Operations
The following tables contain selected quarterly financial information for the years ended December 31, 2024 and 2023. The unaudited quarterly information has been prepared on a basis consistent with the audited consolidated financial statements and includes all adjustments that we consider necessary for a fair presentation of the information shown. These quarterly operating results for any fiscal quarter are not necessarily indicative of the operating results for any full fiscal year or future period.

Consolidated Statements of Operations Data:	Three Months Ended
	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023
	(in thousands)
Revenue:
Subscription business	$227,783	$218,986	$208,618	$201,134	$191,537	$182,906	$173,253	$165,210
Other business	109,524	108,470	106,182	104,987	104,320	102,947	97,313	91,119
Total revenue	337,307	327,456	314,800	306,121	295,857	285,853	270,566	256,329
Cost of revenue:
Subscription business	181,614	177,365	175,740	172,132	158,631	157,444	151,520	146,091
Other business	102,770	100,712	98,791	97,762	97,162	93,176	89,673	83,892
Total cost of revenue(1)	284,384	278,077	274,531	269,894	255,793	250,620	241,193	229,983
Operating expenses:
Technology and development(1)	8,172	7,933	8,190	6,960	5,969	5,302	5,232	4,900
General and administrative(1)	16,828	16,977	15,253	14,673	13,390	12,664	13,136	21,017
New pet acquisition expense(1)	18,354	18,308	17,874	16,843	17,189	17,772	20,769	21,642
Goodwill impairment charges	5,299	—	—	—	—	—	—	—
Depreciation and amortization	3,924	4,381	4,376	3,785	3,029	2,990	3,253	3,202
Total operating expenses	52,577	47,599	45,693	42,261	39,577	38,728	42,390	50,761
Gain (loss) from investment in joint venture	2	(34)	(47)	(103)	(79)	4	(73)	(71)
Operating income (loss)	348	1,746	(5,471)	(6,137)	408	(3,491)	(13,090)	(24,486)
Interest expense	3,427	3,820	3,655	3,596	3,697	3,053	2,940	2,387
Other expense (income), net	(4,773)	(3,538)	(3,220)	(2,843)	(1,256)	(2,465)	(2,078)	(1,902)
Income (loss) before income taxes	1,694	1,464	(5,906)	(6,890)	(2,033)	(4,079)	(13,952)	(24,971)
Income tax expense (benefit)	38	39	(44)	(38)	130	(43)	(238)	(191)
Net income (loss)	$1,656	$1,425	$(5,862)	$(6,852)	$(2,163)	$(4,036)	$(13,714)	$(24,780)

(1) Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended
	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023
	(in thousands)
Cost of revenue	$1,337	$1,401	$1,395	$1,390	$1,478	$1,176	$1,307	$1,318
Technology and development	1,160	1,259	1,261	1,254	861	650	627	708
General and administrative	4,261	4,125	3,861	3,449	3,269	3,281	2,948	8,219
New pet acquisition expense	1,536	1,555	2,129	2,059	1,693	1,785	1,755	2,086
Total stock-based compensation expense	$8,294	$8,340	$8,646	$8,152	$7,301	$6,892	$6,637	$12,331

	Three Months Ended
	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023
Other Financial and Operational Data:
Total Business:
Total pets enrolled (at period end)	1,677,570	1,688,903	1,699,643	1,708,017	1,714,473	1,712,177	1,679,659	1,616,865
Subscription Business:
Total subscription pets enrolled (at period end)	1,041,212	1,032,042	1,020,934	1,006,168	991,426	969,322	943,958	906,369
Monthly average revenue per pet	$76.02	$74.27	$71.72	$69.79	$67.07	$65.82	$64.41	$63.58
Average pet acquisition cost (PAC)	$261	$243	$231	$207	$217	$212	$236	$247
Average monthly retention	98.25%	98.29%	98.34%	98.41%	98.49%	98.55%	98.61%	98.65%

	Three Months Ended
	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	84	85	87	88	86	88	89	90
Operating expenses:
Technology and development	2	2	3	2	2	2	2	2
General and administrative	5	5	5	5	5	4	5	8
New pet acquisition expense	5	6	6	6	6	6	8	8
Goodwill impairment charges	2	—	—	—	—	—	—	—
Depreciation and amortization	1	1	1	1	1	1	1	1
Total operating expenses	15	14	15	14	14	13	16	19
Gain (loss) from investment in joint venture	—	—	—	—	—	—	—	—
Operating income (loss)	—	1	(2)	(2)	—	(1)	(5)	(10)
Interest expense	1	1	1	1	1	1	1	1
Other expense (income), net	(1)	(1)	(1)	(1)	—	(1)	(1)	(1)
Income (loss) before income taxes	1	—	(2)	(2)	(1)	(1)	(5)	(10)
Income tax expense (benefit)	—	—	—	—	—	—	—	—
Net income (loss)	—%	—%	(2)%	(2)%	(1)%	(1)%	(5)%	(10)%

	Three Months Ended
	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023	Mar. 31, 2023
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%	100%	100%	100%	100%
Subscription business cost of revenue	80	81	84	86	83	86	87	88

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$48,287	$18,638	$(8,000)
Net cash provided by (used in) investing activities	(13,457)	7,639	(67,516)
Net cash provided by (used in) financing activities	(3,957)	59,126	60,743
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash, net	(1,877)	424	(1,459)
Net change in cash, cash equivalents, and restricted cash	$28,996	$85,827	$(16,232)
Our primary requirements for liquidity are paying veterinary invoices, funding and growing our operations, funding our capital requirements, investing in new member acquisition, investing in enhancements to our member experience, and servicing debt. We have certain contractual obligations in the normal course of business, including obligations and commitments relating to our Credit Facility, non-cancellable vendor purchase agreements, as well as future payments of veterinary invoices. Refer to Note 9, Reserve for Veterinary Invoices, included in Item 8 of Part II of this 10-K, for further details on anticipated cash outflows.
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
As of December 31, 2024, we had $307.4 million in cash, cash equivalents and short-term investments, of which $272.0 million was held by our insurance entities. Outside of insurance entities, we held $35.4 million in cash, cash equivalents and short-term investments with an additional $15.0 million available under our Credit Facility. Our insurance entities maintained $288.0 million of capital surplus. The ability to distribute any portion of this capital surplus to our parent company, and the timing of any distribution, may be subject to regulatory limitations and may be delayed or limited from time to time.
In April 2021, our board of directors approved a share repurchase program, pursuant to which we may, between May 2021 and May 2026, repurchase outstanding shares of our common stock. While our board of directors has approved the program, any repurchase activity is subject to quarterly assessment and board approval, based on various factors including available cash, our stock price relative to our estimated intrinsic value, forecasted operating results, and available opportunities to deploy capital. We repurchased no shares under this program during the year ended December 31, 2024.
Operating Cash Flows
Net cash provided by operating activities was $48.3 million for the year ended December 31, 2024, compared to $18.6 million net cash provided by operating activities for the year ended December 31, 2023. This increase was primarily driven by improved operating results largely driven by higher revenue and improved Subscription Business margins, offset by timing differences in other working capital activities. Changes in accounts receivable and deferred revenue were primarily related to annual policies with annual payment terms within our other business segment. Changes in our reserve for veterinary invoices are driven by multiple factors, including ongoing analysis of claims frequency and severity as well as changes in claims inventory at period end.
Investing Cash Flows
Net cash used by investing activities was $13.5 million for the year ended December 31, 2024, primarily consisting of $9.7 million of capital expenditures primarily related to the development of internal-use software focused on member experience, claims processing, and internal policy management improvements and $5.8 million in purchases, net of sales and maturities, of investment securities. Net cash provided by investing activities was $7.6 million for the year ended December 31, 2023, primarily consisting of $24.3 million in sales and maturities of investment securities, net of purchases, offset by $18.3 million of capital expenditures primarily related to the development of internal-use software focused on member experience, claims processing, and internal policy management improvements.
Financing Cash Flows
Net cash used by financing activities was $4.0 million for the year ended December 31, 2024, primarily consisting of $2.5 million in shares withheld to satisfy tax withholdings and $1.4 million in repayments on the Credit Facility. Net cash provided by financing activities was $59.1 million for the year ended December 31, 2023, primarily consisting of $60.1 million in proceeds from the Credit Facility, partially offset by $1.7 million in debt repayments.

Long-Term Debt
Our Credit Facility provides us with up to $150.0 million of credit. As of December 31, 2024, we issued term loans totaling $135.0 million under the Credit Facility. The Credit Facility is secured by substantially all of our assets and those of our subsidiaries. Refer to Note 10, Debt, included in Item 8 of this report, for further details.
Regulation
As of December 31, 2024, our insurance entities collectively held $125.5 million in cash and cash equivalents, to be used for operating expenses of our insurance entities, $146.4 million in short-term investments and $270.2 million in other current assets. Most of the assets in our insurance entities are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
American Pet Insurance Company ("APIC")
The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of our regulators based on requirements published by the National Association of Insurance Commissioners ("NAIC"). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements will also increase, though risk-based capital requirements also take our overall rate of growth into consideration. Recently, our other business segment growth has slowed and, currently, we expect that to continue, which would reduce capital requirements. APIC maintained $245.5 million and $199.6 million of capital surplus as of December 31, 2024 and 2023, respectively. In July 2024, APIC distributed an ordinary dividend of $4.2 million to Trupanion, Inc.
ZPIC Insurance Company ("ZPIC"), QPIC Insurance Company ("QPIC"), and GPIC Insurance Company ("GPIC")
In 2021, we established two new wholly-owned U.S. insurance subsidiaries, ZPIC and QPIC, domiciled in Missouri and Nebraska, respectively, and in 2022 we established a new wholly-owned insurance subsidiary, GPIC, domiciled in Canada. We formed these insurance subsidiaries to provide us flexibility as to the insurance entity we use to market and write policies. We have funded the required statutory capital to each of these new subsidiaries. Due to anticipated lack of use, during the year ended December 31, 2024, we fully dissolved QPIC, which included a distribution of $7.0 million of previously required capital to Trupanion, Inc.
Wyndham Insurance Company (SAC) Limited ("WICL") Segregated Account AX, Wyndham Insurance Company (SAC) Limited Segregated Account Trupanion Germany, and Wyndham Insurance Company (SAC) Limited Segregated Account Trupanion Switzerland
WICL is domiciled in Bermuda and regulated by the Bermuda Monetary Authority ("BMA"). WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Accelerant Insurance Company of Canada, formerly known as Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. In April 2024, our parent company received a dividend of $8.6 million from WICL Segregated Account AX as permitted under our agreements with WICL. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Accelerant Insurance Company of Canada, we are required to maintain a Canadian Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of December 31, 2024, the account held CAD $19.9 million.

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

Though we are not directly regulated by the BMA, WICL's regulation and compliance impacts us as it could have an adverse impact on our ability to secure dividends from our WICL segregated accounts. WICL is regulated by the BMA under the Insurance Act of 1978 ("Insurance Act") and the Segregated Accounts Company Act of 2000. The Insurance Act imposes on Bermuda insurance companies, solvency and liquidity standards, certain restrictions on the declaration and payment of dividends and distributions, certain restrictions on the reduction of statutory capital, and auditing and reporting requirements, and grants the BMA powers to supervise and, in certain circumstances, to investigate and intervene in the affairs of insurance companies. Under the Insurance Act, WICL, as a class 3 insurer, is required to maintain available statutory capital and surplus at a level equal to or in excess of a prescribed minimum established by reference to net written premiums and loss reserves.
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
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, consisting primarily of debt obligations and non-cancellable vendor service agreements. In March 2022, we entered into a credit agreement that provides us with up to $150.0 million of credit, including a $60.0 million initial term loan that was funded at closing and an aggregate $75.0 million of delayed draw term loans funded between December 2022 and September 2023. Refer to Note 10, Debt, included in Item 8 of Part II of this report, for further details, including interest and future principal repayments.

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
Reserve for Veterinary Invoices
The reserve for veterinary invoices represents our estimate of future amounts we will pay for veterinary claims that have been incurred but not yet paid as of the reporting date. The reserve also includes our best estimate of related internal processing costs. We use the paid development method and other commonly used actuarial methods to estimate reserves for veterinary invoices for our subscription business and for the majority of our other business segment. Paid loss development factors measure the pattern of veterinary invoice payments over time and are used to estimate ultimate loss incurred. These factors are derived from historical paid loss triangles and reflect observed claim settlement patterns and any operational or external changes affecting claim payments including, but not limited to:
•the number of veterinary invoices we expect to receive,
•the average cost of those veterinary invoices,
•the time elapsed between the date of loss and the date of payment,
•the appropriate segmentation between product lines or claim processing method, and
•the expected cost to process and administer claim payments
As of each reporting date, we also utilize subsequent claims payment activities to monitor and reevaluate previously established reserves. If estimates are determined to be materially different than originally reported, we record “development” in the results of operations in the period the estimates are changed. Development is unfavorable when losses ultimately settle for more than the amount reserved or subsequent estimates indicate a basis for reserve increases on unresolved claims. Development is favorable when losses ultimately settle for less than the amount reserved, or subsequent estimates indicate a basis for reducing loss reserves on unresolved claims.

As of December 31, 2024, our reserve for veterinary invoices was $51.6 million, consisting of $49.3 million for the amount we expect to pay in the future for veterinary invoices dated between January 1, 2024 and December 31, 2024, inclusive of related processing costs, and a reserve of $2.3 million for invoices dated prior to January 1, 2024. We believe the reserve amount as of December 31, 2024 is adequate, and we do not believe that there are any reasonably likely changes in the facts or circumstances underlying key assumptions that would result in the reserve balance being insufficient in an amount that would have a material impact on our reported results, financial position or liquidity. The ultimate liability, however, may be in excess of or less than the amount we have reserved.
For the year ended December 31, 2024, we paid $60.1 million for veterinary invoices dated on or before December 31, 2023, including related processing costs. Our reserve estimate for these expenses was $63.2 million as of December 31, 2023. As of December 31, 2024, we had unfavorable development on veterinary invoice reserves of $0.8 million for the year ended December 31, 2023. Refer to Note 9, Reserve for Veterinary Invoices, in Item 8 of Part II of this report, for further details.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads) and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures are managed as of December 31, 2024. Our market risk sensitive instruments are primarily entered into for purposes other than trading.
Interest Rate Risk
The primary market risks to our investment portfolio are interest rate risk and credit risk associated with investments in fixed maturity securities. The objective of our investment activities is to maintain principal and the majority of our investments are short-term in nature. For additional information regarding our investments, refer to Note 5, Investments, included in Item 8 of this report.
Additionally, we are exposed to interest rate risk as a result of our debt and our investment activities. Our Credit Facility bears interest at a floating base rate plus an applicable margin. As of December 31, 2024, our aggregate outstanding indebtedness was $128.9 million. A hypothetical 100 basis point interest rate increase would increase our annual interest expense by $1.3 million. Our fixed maturities portfolio is also exposed to interest rate risk. Changes in interest rates have a direct impact on the market valuation of these securities. Certain securities are held in an unrealized loss position, but we do not intend to sell and believe we will not be required to sell any of these securities held in an unrealized loss position before their anticipated recovery. We manage interest rate risk by investing in securities with relatively short durations. A hypothetical 100 basis point interest rate increase would not have a material effect on the fair value of our investments.
Foreign Currency Exchange Risk
We generate approximately 16% of our revenue in Canada. As our operations in Canada or the United States grow on an absolute basis and/or relative to one another, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates. A 10% change in the Canadian currency exchange rate could have a material impact on our consolidated financial condition or results of operations. A hypothetical change of this magnitude would have increased or decreased our total revenues by approximately $20.7 million, total expenses by approximately $19.3 million, and have a net impact of $1.4 million on income or loss for the year ended December 31, 2024. To date, we have not entered into any material foreign currency hedging contracts although we may do so in the future. Other foreign currency risk in European currencies is currently immaterial.

Item 8. Financial Statements and Supplementary Data

Trupanion, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trupanion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trupanion, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Reserve for Veterinary Invoices

Description of the Matter
The Company’s reserve for veterinary invoices totaled $51.6 million as of December 31, 2024. As discussed in Note 1 and Note 9 to the consolidated financial statements, the reserve for veterinary invoices is an estimate of the future amount the Company will pay for veterinary claims that have been incurred but not yet paid as of the reporting date. The reserve also includes the Company's estimate of related internal processing costs. The Company’s reserve for veterinary invoices is based on an actuarial analysis of observed claim settlement patterns including, but not limited to, the number of veterinary invoices the Company expects to receive, the average cost of those veterinary invoices, the time elapsed between the date of loss and the date of payment, the appropriate segmentation between product lines or claim processing method, and the expected cost to process and administer claim payments.

Auditing the Company’s reserve for veterinary invoices was complex and required the involvement of our actuarial specialists due to the sensitivity of the estimated reserve to management’s assumptions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the process for estimating the reserve for veterinary invoices. For example, we tested management review controls over the review and approval of methods and assumptions used in estimating the reserve for veterinary invoices.

To test the reserve for veterinary invoices, our audit procedures included, among others, testing the completeness and accuracy of the data used in the actuarial analyses by testing reconciliations of the underlying historical veterinary paid invoice data recorded in the source systems to the Company’s actuarial analyses, and comparing a sample of paid veterinary invoices to source documentation. With the assistance of EY actuarial specialists, we evaluated the appropriateness of the actuarial methods and assumptions used to estimate veterinary invoice reserves by comparing such methods and assumptions to our expectations of those used for the specific type of insurance, current and historical invoice payment patterns. We also compared management’s recorded reserves to a range of reasonable reserve estimates calculated independently by our EY actuarial specialists. Additionally, we performed a hindsight analysis of the prior period estimates of the reserve for veterinary invoices using subsequent claims development.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Seattle, Washington
February 27, 2025

Trupanion, Inc. Consolidated Statements of Operations (in thousands, except share data)
	Year Ended December 31,
	2024	2023	2022
Revenue	$1,285,684	$1,108,605	$905,179
Cost of revenue:
Veterinary invoice expense(1)	949,148	831,055	649,737
Other cost of revenue(1)	157,738	146,534	133,257
Total cost of revenue	1,106,886	977,589	782,994
Operating expenses:
Technology and development(1)	31,255	21,403	25,133
General and administrative(1)	63,731	60,207	39,379
New pet acquisition expense(1)	71,379	77,372	89,500
Goodwill impairment charges	5,299	—	—
Depreciation and amortization	16,466	12,474	10,921
Total operating expenses	188,130	171,456	164,933
Gain (loss) from investment in joint venture	(182)	(219)	(253)
Operating loss	(9,514)	(40,659)	(43,001)
Interest expense	14,498	12,077	4,267
Other expense (income), net	(14,374)	(7,701)	(3,072)
Loss before income taxes	(9,638)	(45,035)	(44,196)
Income tax expense (benefit)	(5)	(342)	476
Net loss	$(9,633)	$(44,693)	$(44,672)

Net loss per share:
Basic and diluted	$(0.23)	$(1.08)	$(1.10)
Weighted average shares of common stock outstanding:
Basic and diluted	42,158,773	41,436,882	40,765,355

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	$3,460	$3,667	$4,145
Other cost of revenue	2,063	1,612	2,339
Technology and development	4,934	2,846	4,742
General and administrative	15,696	17,717	12,831
New pet acquisition expense	7,279	7,319	9,336

Trupanion, Inc. Consolidated Statements of Comprehensive Loss (in thousands)
	Year Ended December 31,
	2024	2023	2022
Net loss	$(9,633)	$(44,693)	$(44,672)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,037)	2,712	(4,412)
Net unrealized gain (loss) on available-for-sale debt securities	22	3,992	(4,966)
Other comprehensive income (loss), net of taxes	(3,015)	6,704	(9,378)
Comprehensive loss	$(12,648)	$(37,989)	$(54,050)

Trupanion, Inc. Consolidated Balance Sheets (in thousands, except share data)
	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$160,295	$147,501
Short-term investments	147,089	129,667
Accounts and other receivables, net of allowance for credit losses of $1,117 at December 31, 2024 and $1,085 at December 31, 2023	274,031	267,899
Prepaid expenses and other assets	15,912	17,022
Total current assets	597,327	562,089
Restricted cash	39,235	22,963
Long-term investments	373	12,866
Property, equipment, and internal-use software, net	102,191	103,650
Intangible assets, net	13,177	18,745
Other long-term assets	17,579	18,922
Goodwill	36,971	43,713
Total assets	$806,853	$782,948
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,532	$10,505
Accrued liabilities and other current liabilities	33,469	34,052
Reserve for veterinary invoices	51,635	63,238
Deferred revenue	251,640	235,329
Long-term debt - current portion	1,350	1,350
Total current liabilities	349,626	344,474
Long-term debt	127,537	127,580
Deferred tax liabilities	1,946	2,685
Other liabilities	4,476	4,487
Total liabilities	483,585	479,226
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 43,516,631 and 42,488,445 shares issued and outstanding at December 31, 2024 and 42,887,052 and 41,858,866 shares issued and outstanding at December 31, 2023	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	568,302	536,108
Accumulated other comprehensive income (loss)	(2,612)	403
Accumulated deficit	(225,888)	(216,255)
Treasury stock, at cost: 1,028,186 shares at December 31, 2024 and 2023	(16,534)	(16,534)
Total stockholders’ equity	323,268	303,722
Total liabilities and stockholders’ equity	$806,853	$782,948

Trupanion, Inc. Consolidated Statements of Stockholders’ Equity (in thousands, except share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2022	40,475,185	$—	$466,792	$(126,890)	$3,077	$(10,779)	$332,200
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	632,994	—	(2,124)	—	—	—	(2,124)
Stock-based compensation expense	—	—	35,026	—	—	—	35,026
Repurchases of common stock	(95,021)	—	—	—	—	(5,755)	(5,755)
Other comprehensive income (loss)	—	—	—	—	(9,378)	—	(9,378)
Net loss	—	—	—	(44,672)	—	—	(44,672)
Balance at December 31, 2022	41,013,158	—	499,694	(171,562)	(6,301)	(16,534)	305,297
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	845,708	—	1,118	—	—	—	1,118
Stock-based compensation expense	—	—	35,296	—	—	—	35,296
Repurchases of common stock	—	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	6,704	—	6,704
Net loss	—	—	—	(44,693)	—	—	(44,693)
Balance at December 31, 2023	41,858,866	—	536,108	(216,255)	403	(16,534)	303,722
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	629,579	—	(1,743)	—	—	—	(1,743)
Stock-based compensation expense	—	—	33,937	—	—	—	33,937
Other comprehensive income (loss)	—	—	—	—	(3,015)	—	(3,015)
Net loss	—	—	—	(9,633)	—	—	(9,633)
Balance at December 31, 2024	42,488,445	$—	$568,302	$(225,888)	$(2,612)	$(16,534)	$323,268

Trupanion, Inc. Consolidated Statements of Cash Flows (in thousands)
	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(9,633)	$(44,693)	$(44,672)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	16,466	12,474	10,921
Stock-based compensation expense	33,432	33,161	33,393
Goodwill impairment charges	5,299	—	—
Other, net	(1,748)	1,347	1,051
Changes in operating assets and liabilities:
Accounts and other receivables	(6,717)	(35,440)	(66,982)
Prepaid expenses and other assets	3,215	(1,907)	(5,227)
Accounts payable, accrued liabilities, and other liabilities	2,084	1,644	3,136
Reserve for veterinary invoices	(11,310)	19,485	4,227
Deferred revenue	17,199	32,567	56,153
Net cash provided by (used in) operating activities	48,287	18,638	(8,000)
Investing activities
Purchases of investment securities	(133,493)	(165,936)	(273,006)
Maturities and sales of investment securities	127,653	190,270	239,210
Cash paid in business acquisition, net of cash acquired	—	—	(15,034)
Purchases of property, equipment, and internal-use software	(9,716)	(18,280)	(17,088)
Other	2,099	1,585	(1,598)
Net cash provided by (used in) investing activities	(13,457)	7,639	(67,516)
Financing activities
Proceeds from debt financing, net of financing fees	—	60,102	69,138
Repayment of debt financing	(1,350)	(1,717)	(571)
Repurchases of common stock	—	—	(5,755)
Proceeds from exercise of stock options	752	2,655	2,290
Shares withheld to satisfy tax withholding	(2,519)	(1,536)	(4,359)
Other	(840)	(378)	—
Net cash provided by (used in) financing activities	(3,957)	59,126	60,743
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(1,877)	424	(1,459)
Net change in cash, cash equivalents, and restricted cash	28,996	85,827	(16,232)
Cash, cash equivalents, and restricted cash at beginning of period	170,464	84,637	100,869
Cash, cash equivalents, and restricted cash at end of period	$199,530	$170,464	$84,637
Supplemental disclosures
Income taxes paid	$546	$611	$2,498
Interest paid	13,191	12,100	3,353
Noncash investing and financing activities:
Purchases of property, equipment, and internal-use software included in accounts payable and accrued liabilities	534	887	1,324

Trupanion, Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations and Summary of Significant Accounting Policies
Description of Business
Trupanion, Inc. (collectively with its wholly-owned subsidiaries, the "Company") provides medical insurance for cats and dogs in the United States, Canada, certain countries in Continental Europe, and Australia. Through our data-driven, vertically-integrated approach, we develop and offer high value medical insurance products, priced specifically for each pet’s unique characteristics and coverage level.
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
The Company considers any cash account not held in trust for a third party that is contractually restricted to withdrawal or use to be restricted cash. The Company is required to maintain certain restricted cash balances to comply with insurance company regulations. As of December 31, 2024, the Company was in compliance with all requirements.
Accounts and Other Receivables
Accounts and other receivables are comprised of trade receivables and other miscellaneous receivables and are carried at their estimated collectible amounts. Trade receivables are primarily related to the Company’s other business segment where the Company generates revenue from underwriting policies through unaffiliated general agents. These policies are typically annual policies, with monthly payment terms through the end of the twelve-month period. The Company had $252.0 million and $249.8 million accounts receivable associated with underwriting these policies as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2023, the Company incurred a non-recurring $3.8 million settlement of accounts receivable due to uncollected premiums in connection with the transition of underwriting a third-party business to other insurers.
Deferred Acquisition Costs
The Company incurs certain costs, including premium taxes, enrollment-based bonuses, and referral fees that directly relate to the successful acquisition of new or renewal customer contracts. These costs are deferred and are included in prepaid expenses and other assets on the consolidated balance sheet and amortized over the related policy term to the applicable financial statement line item, either new pet acquisition expense or other cost of revenue. Deferred acquisition costs as of December 31, 2024 and 2023 were $7.5 million and $7.4 million, respectively. Amortized deferred acquisition costs classified within new pet acquisition expense amounted to $6.9 million, $6.0 million, and $4.9 million and amortized deferred acquisition costs classified within other cost of revenue amounted to $51.5 million, $45.6 million, and $33.9 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

Investments
The Company invests in investment grade fixed maturity securities of varying maturities. Available-for-sale securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). Held-to-maturity securities are reported at amortized cost. Premiums or discounts on fixed maturity securities are amortized or accreted over the life of the security and included in interest income. There were $0.4 million in realized gains and $0.3 million in realized losses on sales of fixed maturity securities during the year ended December 31, 2024, $0.3 million in realized gains and $0.9 million in realized losses on sales of fixed maturity securities during the year ended December 31, 2023, and no realized gains or losses on sales of fixed maturity securities during the years ended December 31, 2022.
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
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized. The Company reviews these assets for impairment at least annually or if indicators of potential impairment exist. Acquired finite-lived intangibles are amortized on a straight-line basis over the estimated useful lives of the assets. The Company recognized impairment charges on goodwill totaling $5.2 million during the year ended December 31, 2024, and no goodwill impairment charges in the years ended December 31, 2023 and 2022. The Company recognized no impairment on indefinite-lived intangible assets during the years ended December 31, 2024, 2023, and 2022. See Note 4 to these financial statements for further details on goodwill and related impairment charges.

Asset Impairment
Long-lived assets, including property, equipment, internal-use software, and finite-lived intangible assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured as the amount the asset's carrying value exceeds its fair value. The Company has recognized no impairment loss on long-lived assets, including property, equipment, internal-use software, and finite-lived intangible assets for the years ended December 31, 2024, 2023, and 2022.
Reserve for Veterinary Invoices
Reserve for veterinary invoices is an estimate of the future amount the Company will pay for veterinary claims that have been incurred but not yet paid as of the reporting date. The reserve also includes the Company's estimate of related internal processing costs. To determine the accrual, the Company makes assumptions based on its historical experience, including the number of veterinary invoices it expects to receive, the average cost of those veterinary invoices, the length of time between the date of the veterinary invoice and the date the Company receives it, the member's chosen deductible, and the Company's expected cost to process and administer the payments. As of each balance sheet date, the Company reevaluates its reserve and adjusts the estimate for new information.
Deferred Revenue
Deferred revenue is primarily related to the Company’s other business segment where the Company generates revenue from underwriting policies through unaffiliated general agents. These policies are typically annual policies for which revenue is recognized pro-rata over the twelve-month policy period. Deferred revenue also consists of subscription payments received or billed in advance of the subscription services within the Company's subscription business.
Revenue Recognition
Revenue is recognized pro-rata over the term of the customer contracts. The Company generates revenue primarily from subscription payments and through underwriting policies for unaffiliated general agents. For the year ended December 31, 2024, premiums from policies sourced by general agents accounted for 32% of our total revenue, and one general agent sourced members whose premiums accounted for over 10% of our total revenue.
Veterinary Invoice Expense
Veterinary invoice expense includes the Company’s costs to review and pay veterinary invoices, administer the payments, and provide member services, and other operating expenses directly or indirectly related to this process. The Company also accrues for veterinary claims that have been incurred but not yet paid and the estimated cost of processing these invoices. Veterinary invoice expense also includes amounts paid by unaffiliated general agents on our behalf, and an estimate of amounts incurred and not yet paid for the other business segment.
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

Other Expense (Income), Net
Other income, net, totaled $14.4 million, $7.7 million, and $3.1 million, including interest income of $12.4 million, $9.0 million, and $3.0 million for the years ended December 31, 2024, 2023, and 2022. In 2023 other income was offset by a credit loss of $1.7 million related to the Company's preferred stock investment (refer to Note 6, Other Investments). This loss was subsequently determined to be recovered, and reversed through other income, during the year ended December 31, 2024.
Advertising
Advertising costs are expensed as incurred. Advertising costs amounted to $13.3 million, $16.9 million and $25.5 million, in the years ended December 31, 2024, 2023 and 2022, respectively.
Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee and non-employee stock option awards, restricted stock awards, and restricted stock units, is measured and recognized in the financial statements based on fair value. The fair value of restricted stock awards and restricted stock units is the common stock price as of the measurement date.
Stock-based compensation expense for stock options and restricted stock units is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The Company recognizes forfeitures when they occur.
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
Foreign Currency Translation
The Company’s consolidated financial statements are reported in U.S. dollars. Assets and liabilities denominated in foreign currencies were translated to U.S. dollars, the reporting currency, at the exchange rates in effect on the balance sheet date. Revenue and expenses denominated in foreign currencies were translated to U.S. dollars using a weighted average rate for the relevant reporting period. Cumulative translation adjustments of $(3.1) million, $(0.1) million, and $(2.8) million were recorded in accumulated other comprehensive loss (income) as of December 31, 2024, 2023, and 2022, respectively.
Reclassifications
Certain presentation reclassifications have been made to prior-year deferred tax amounts disclosed within Note 16 of these financial statements to conform to current-year reporting classifications. These reclassifications had no impact on net earnings, total assets, total liabilities, total shareholders' equity, or cash flows.
Insurance Operations
Effective January 1, 2015, the Company formed a segregated account in Bermuda as part of Wyndham Insurance Company (SAC) Limited (WICL) and entered into a revised fronting and reinsurance arrangement with Accelerant Insurance Company of Canada, formerly known as Omega General Insurance Company, to include its newly formed segregated account. The Company maintains all risk with the business written in Canada and consolidates the entity in its financial statements. Dividends are allowed subject to the Segregated Accounts Company Act of 2000, which allows for dividends only to the extent that the entity remains solvent and the value of its assets remain greater than the aggregate of its liabilities and its issued share capital and share premium accounts.

For the Company’s Canadian business, all plans are written by Accelerant and the risk is assumed by the Company through a fronting and reinsurance agreement. Premiums are recognized and earned pro rata over the terms of the related customer contracts. Revenue recognized from the agreement in 2024, 2023, and 2022 was $206.7 million, $167.6 million and $135.9 million, respectively, and deferred revenue relating to this arrangement at December 31, 2024 and 2023 was $11.3 million and $9.5 million, respectively. Reinsurance revenue was 16%, 15%, and 15% of total revenue in 2024, 2023, and 2022, respectively. Cash designated for the purpose of paying claims related to this reinsurance agreement was $7.2 million and $11.2 million at December 31, 2024 and 2023, respectively. In addition, as required by the Office of the Superintendent of Financial Institutions regulations related to the Company’s reinsurance agreement with Accelerant, the Company is required to fund a Canadian Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of December 31, 2024, the account balance was CAD $19.9 million and the Company was in compliance with all requirements.

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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 related to improving segment disclosures. This ASU enhances disclosures about significant segment expenses, allows for multiple measures of a segment's profit or loss, and requires additional disclosures about the Chief Operating Decision Maker. The Company adopted ASU 2023-07 for the fiscal year ended December 31, 2024.
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
In November 2024, the FASB issued ASU 2024-03 which requires that public business entities disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. As of year-end, the Company is still evaluating the impact on its consolidated financial statements.
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
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	As of December 31,
	2024	2023	2022
Stock options	347,334	408,970	629,650
Restricted stock units	970,739	714,382	1,112,552

3. Property, Equipment, and Internal-Use Software, Net
Property, equipment, and internal-use software, net consisted of the following (in thousands):

	December 31,
	2024	2023
Land and improvements	$15,911	$15,911
Building and improvements	49,359	48,974
Software	64,368	40,097
Office equipment and other	6,123	6,129
Construction in progress	16,070	34,627
Property, equipment and internal-use software, at cost	151,831	145,738
Less: Accumulated depreciation	(49,640)	(42,088)
Property and equipment, net	$102,191	$103,650
Depreciation expense related to property, equipment, and internal-use software was $11.2 million, $6.7 million and $6.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

4. Goodwill and Intangible Assets
Goodwill arises from business acquisitions in which the purchase price exceeds the fair value of tangible and intangible assets acquired less assumed liabilities. The carrying values of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment. The Company may first assess qualitative factors in order to determine if goodwill and indefinite-lived intangible assets are impaired. If through qualitative assessment it is determined that it is more likely than not that goodwill or indefinite-lived assets are not impaired, no further testing is required. If it is determined more likely than not that goodwill or indefinite-lived assets are impaired, the Company’s impairment testing continues with the estimation of reporting unit fair value using a combination of a market approach and an income (discounted cash flow) approach, at the reporting unit level. Estimates of fair value are based on the best information available to the Company as of the assessment date.
The Company has identified reporting units in conjunction with its annual goodwill impairment testing date during the fourth quarter of 2024. All of the Company’s goodwill has been assigned to three separate reporting units within our Subscription Business reportable segment: Trupanion Core – North America, Smart Paws, and PetExpert.
The following is a summary of goodwill by reportable segment for the years ended December 31, 2024 and 2023 (in thousands):

	Subscription Business	Other Business	Total
Balance as of January 1, 2023	$41,983	$—	$41,983
Effects of foreign currency	1,730	—	1,730
Balance as of December 31, 2023	43,713	—	43,713
Impairment charges	(5,229)	—	(5,229)
Effects of foreign currency	(1,513)	—	(1,513)
Balance as of December 31, 2024	$36,971	$—	$36,971
In the fourth quarter of 2024, the Company performed its annual goodwill impairment test for all three reporting units with assigned goodwill and recognized impairment charges of $2.7 million and $2.5 million on the goodwill of Smart Paws and PetExpert, respectively, based on the fair value assessments performed after circumstances indicated that the goodwill of these reporting units more likely than not had become impaired. These circumstances primarily related to the Company’s decision to slow expansion efforts as the Company focuses capital allocation on reporting units operating within the Company's stated financial guardrails.
Following these impairment charges, no goodwill remains for Smart Paws and $6.7 million of goodwill remains for PetExpert, which could be further impaired in the future if this reporting unit fails to meet its revised financial projections.
The Company determined that the Trupanion Core – North America reporting unit was not at risk of goodwill impairment as of December 31, 2024 and 2023.
The following table presents the detail of intangible assets other than goodwill for the periods presented (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life as of December 31, 2024
December 31, 2024:
Licenses	$4,773	$—	$4,773	N/A
Trade name	1,271	(531)	740	5.8
Developed technologies	16,835	(12,106)	4,729	1.4
Customer relationships	8,180	(6,394)	1,786	1.2
Patents, trademarks, and other	2,556	(1,407)	1,149	3.0
Total Intangibles	$33,615	$(20,438)	$13,177	1.6
December 31, 2023:
Licenses	$4,773	$—	$4,773
Leases	848	(848)	—
Trade name	1,294	(412)	882
Developed technologies	17,278	(9,023)	8,255
Customer relationships	8,379	(4,855)	3,524
Patents, trademarks, and other	2,459	(1,148)	1,311
Total Intangibles	$35,031	$(16,286)	$18,745
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
Amortization expense associated with intangible assets was $5.3 million, $5.7 million, and $4.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
As of December 31, 2024, expected amortization expense relating to definite-lived intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year ending December 31:
2025	$4,423
2026	1,370
2027	1,272
2028	162
2029	162
Thereafter	277
Total	$7,666

5. Investments
Available-for sale securities are classified as short-term versus long-term investments based on whether they represent the investment of funds available for current operations. All available-for-sale securities are considered short-term in nature, with the exception of certain long-term investments that are being held for statutory requirements. Held-to-maturity securities are classified as short-term versus long-term investments based on their maturity dates. The amortized cost, gross unrealized holding gains and losses, and estimated fair value of long-term and short-term investments by major security type and class of security were as follows as of December 31, 2024 and 2023 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2024
Long-term investments:
Held-to-maturity investments
U.S. treasury securities	$373	$—	$(1)	$372
	$373	$—	$(1)	$372
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$70,175	$318	$(202)	$70,291
Mortgage-backed securities and collateralized mortgage obligations	12,576	80	(60)	12,596
Other asset-backed securities	15,830	134	(8)	15,956
Corporate bonds	35,382	284	(43)	35,623
	$133,963	$816	$(313)	$134,466
Held-to-maturity investments
U.S. Treasury securities	$10,591	$16	$(1)	$10,606
Certificates of deposit	2,032	—	—	2,032
	$12,623	$16	$(1)	$12,638

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2023
Long-term investments:
Available-for-sale investments
Foreign deposits	$11,869	$—	$—	$11,869
	$11,869	$—	$—	$11,869
Held-to-maturity investments
U.S. treasury securities	$997	$8	$—	$1,005
	$997	$8	$—	$1,005
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$44,425	$326	$(64)	$44,687
Mortgage-backed securities and collateralized mortgage obligations	10,460	69	(75)	10,454
Other asset-backed securities	12,422	67	(53)	12,436
Corporate bonds	36,404	332	(123)	36,613
	$103,711	$794	$(315)	$104,190
Held-to-maturity investments
U.S. Treasury securities	$13,179	$21	$(15)	$13,185
Certificates of deposit	12,298	—	—	12,298
	$25,477	$21	$(15)	$25,483

Maturities of investments classified as available-for-sale and held-to-maturity were as follows (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$4,178	$4,196
Due after one year through five years	101,379	101,718
	$105,557	$105,914
Available-for-sale collateralized:
Due under one year	$3,823	$3,837
Due after one year through five years	20,691	20,865
Due after five years through ten years	3,614	3,565
Due after ten years	278	285
	$28,406	$28,552
Held-to-maturity:
Due under one year	$12,623	$12,638
Due after one year through five years	373	372
	$12,996	$13,010
The following tables present the gross unrealized losses and related fair values for the Company's investment in available-for-sale securities, grouped by duration of time in a continuous unrealized loss position as of December 31, 2024 and December 31, 2023 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2024
U.S. treasury securities	$27,769	$(202)	$—	$—	$27,769	$(202)
Mortgage-backed securities and collateralized mortgage obligations	1,538	(20)	1,359	(40)	2,897	(60)
Other asset-backed securities	186	(1)	1,737	(7)	1,923	(8)
Corporate bonds	6,461	(40)	736	(3)	7,197	(43)
Total	$35,954	$(263)	$3,832	$(50)	$39,786	$(313)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2023
U.S. treasury securities	$20,772	$(64)	$—	$—	$20,772	$(64)
Mortgage-backed securities and collateralized mortgage obligations	2,385	(4)	2,220	(71)	4,605	(75)
Other asset-backed securities	1,486	(1)	4,986	(52)	6,472	(53)
Corporate bonds	1,178	(1)	11,491	(122)	12,669	(123)
Total	$25,821	$(70)	$18,697	$(245)	$44,518	$(315)

Unrealized losses on available-for-sale investments relate to interest rate changes. The Company does not expect any credit losses from its available-for-sale investments, considering the composition of the investment portfolio and the credit rating of these investments. For those securities, the Company determined it is not likely to, and does not intend to, sell prior to a potential recovery of the cost basis. The Company does not expect any credit losses from its held-to-maturity investments, considering the composition of the investment portfolio and the credit loss history of these investments.
Proceeds from the sales of fixed maturities classified as available-for-sale were $77.1 million and $114.7 million during the years ended December 31, 2024 and 2023, respectively.

6. Other Investments
Preferred Stock Investment
The Company has invested $7.0 million in the preferred stock of a variable interest entity, Baystride, Inc., a U.S.-based privately held corporation operating in the pet food industry. The Company does not have power over the activities that most significantly impact the economic performance of the entity and is, therefore, not the primary beneficiary. The Company has the option to purchase all of the outstanding common stock issued by the entity in August 2027 at an amount approximating its expected fair value. The preferred stock investment in the entity is redeemable and, therefore, is accounted for as an available-for-sale debt security and measured at fair value at each balance sheet date — see Note 7.
Additionally, the Company has extended a $7.0 million revolving line of credit to the variable interest entity to fund its inventory purchases, which will increase annually by $2.0 million until the note’s maturity in 2027. Borrowing amounts are subject to limitations based on Baystride’s forecasted revenues and inventory balances. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit, including accrued interest, was $1.6 million and $4.0 million as of December 31, 2024 and 2023, respectively. The Company has also entered into a series of agreements to provide ancillary services to, and receive reimbursement from, the variable interest entity at cost. The Company provided $0.3 million and $0.4 million of these services for the years ended December 31, 2024 and 2023, respectively.
Allowance for Credit Losses
The Company regularly evaluates its investments for expected credit losses. The Company considers past events, current conditions, and reasonable and supportable forecasts in estimating an allowance for credit losses. Additionally, the Company considers the ultimate collection of cash flows from its investments and whether the Company has the intent to sell, or if it is more likely than not the Company would be required to sell the security prior to recovery of its amortized cost. Such evaluations are revised as conditions change and new information becomes available. Based on these considerations, the Company established an allowance for credit losses related to its investment in the preferred stock of Baystride, Inc in 2023. This credit loss allowance was reversed in 2024 as the fair value of the Company's investment in Baystride, Inc. was determined to have recovered to an amount above the original investment amount. The following table presents a rollforward of the allowance for credit losses for this investment.

	December 31,
	2024	2023
Balance at beginning of period	$(1,674)	$—
Recovery of (addition to) allowance for credit losses	1,674	(1,674)
Balance at end of period	$—	$(1,674)
Investment in Joint Venture
In September 2018, the Company acquired a non-controlling equity interest in a joint venture in Australia, whereby it has committed to licensing certain intellectual property and contributing up to $2.2 million AUD upon the achievement of specific operational milestones over a period of at least four years from the agreement execution date. As of December 31, 2024, the Company has contributed $1.5 million AUD. This equity investment is accounted for using the equity method and is classified in other long-term assets on the Company's consolidated balance sheet. The Company's share of income and losses from this equity method investment is included in gain (loss) from investment in joint venture on its consolidated statement of operations. Also included in this line item are income and expenses associated with administrative services provided to the joint venture.

7. Fair Value
Fair Value Disclosures
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$91,534	$91,534	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	12,596	—	12,596	—
Other asset-backed securities	15,956	—	15,956	—
Corporate bonds	35,623	—	35,623	—
U.S. Treasury securities	70,291	—	70,291	—
Preferred stock investment	7,916	—	—	7,916
Total	$233,916	$91,534	$134,466	$7,916

	As of December 31, 2023
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$67,360	$67,360	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	10,454	—	10,454	—
Other asset-backed securities	12,436	—	12,436	—
Corporate bonds	36,613	—	36,613	—
Foreign deposits	11,869	11,869	—	—
U.S. Treasury securities	44,687	—	44,687	—
Preferred stock investment	5,326	—	—	5,326
Total	$188,745	$79,229	$104,190	$5,326
The Company measures the fair value of money market funds and foreign deposits, classified as Level 1, based on quoted prices in active markets for identical assets. The Company's fixed maturity investments classified as either Level 1 or Level 2 in the above tables are priced exclusively by external sources, including pricing vendors, dealers/market makers, and exchange-quoted prices. The fair value of the Company's fixed maturity investments classified as Level 2 is based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Held-to-maturity investments are carried at amortized cost and the fair value and changes in unrealized gains (losses) are disclosed in Note 5, Investments. The fair value of these investments is determined in the same manner as available-for-sale securities and are considered either a Level 1 or Level 2 measurement.
The Company's preferred stock investment (see Note 6) is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement, and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement. The estimated fair value was $7.9 million and $5.3 million as of December 31, 2024 and 2023, respectively, and is recorded in other long-term assets on the Company's consolidated balance sheet.
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the years ended December 31, 2024 and 2023.

The following table presents the change in fair value of the Company’s investment carried at fair value and classified as Level 3 as of December 31, 2024 (in thousands):

	December 31,
	2024	2023
Balance at beginning of period	$5,326	$4,115
Unrealized gain included in other comprehensive income (loss)	916	—
Reversal of cumulative unrealized loss included in other comprehensive income (loss)	—	2,885
Recovery of (increase in) credit loss included in earnings	1,674	(1,674)
Balance at end of period	$7,916	$5,326

Fair Value Disclosures - Other Assets and Liabilities
The Company's other long-term assets balance also included notes receivable of $4.3 million and $6.8 million as of December 31, 2024 and 2023, respectively, recorded at their estimated recoverable amount. The Company estimates that the carrying value of the notes receivable approximates their fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at December 31, 2024.

8. Commitments and Contingencies
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

9. Reserve for Veterinary Invoices
The reserve for veterinary invoices is an estimate of the future amount the Company will pay for veterinary claims that have not been paid prior to the reporting date. The reserve also includes the Company's estimate of related internal processing costs. The reserve estimate involves actuarial projections, and is based on management's assessment of facts and circumstances currently known, and assumptions about anticipated patterns. The Company uses generally accepted actuarial methodologies, such as paid loss development methods, in estimating the amount of the reserve for veterinary invoices. The reserve is made for each of the Company's segments, subscription and other business, and is continually refined as the Company receives and pays veterinary invoices. Changes in management's assumptions and estimates may have a relatively large impact to the reserve and associated expense.
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Year Ended December 31,
Subscription	2024	2023	2022
Reserve at beginning of year	$31,548	$21,543	$22,407
Veterinary invoices during the period related to:
Current year	623,928	540,396	439,679
Prior years	500	2,800	(2,799)
Total veterinary invoice expense	624,428	543,196	436,880
Amounts paid during the period related to:
Current year	598,593	506,294	414,778
Prior years	30,875	23,001	18,739
Total paid	629,468	529,295	433,517
Non-cash expenses	3,424	3,896	4,227
Reserve at end of period	$23,084	$31,548	$21,543
The Company had unfavorable development on veterinary invoice reserves of $0.5 million for the year ended December 31, 2024, including favorable development of $1.2 million attributable to accident year 2023 and unfavorable development of $1.7 million attributable to accident year 2022 and prior. The favorable development for accident year 2023 was primarily driven by faster reporting patterns of claims than initially anticipated. The unfavorable development for accident year 2022 and prior was driven by higher than expected frequency of claims. Non-cash expenses are primarily comprised of stock-based compensation for employees performing claims processing related duties.

Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Year Ended December 31,
Other Business	2024	2023	2022
Reserve at beginning of year	$31,690	$22,191	$17,264
Veterinary invoices during the period related to:
Current year	326,018	287,361	211,729
Prior years	(1,298)	498	1,128
Total veterinary invoice expense	324,720	287,859	212,857
Amounts paid during the period related to:
Current year	298,596	256,616	190,031
Prior years	29,263	21,744	17,899
Total paid	327,859	278,360	207,930
Non-cash expenses	—	—	—
Reserve at end of period	$28,551	$31,690	$22,191

The Company had favorable development on veterinary invoice reserves for the other business segment of $1.3 million for the year ended December 31, 2024, including favorable development on veterinary invoice reserves of $1.1 million attributable to accident year 2023 and favorable development of $0.2 million attributable to accident year 2022 and prior. The favorable development for accident year 2023 and 2022 was driven by faster paid loss development factors than originally estimated for Pets Best, as well as the estimated impact of the roll-off of a portion of the business.

Reserve for veterinary invoices, by year of occurrence

In the following tables, the cumulative veterinary invoice expenses represent the total expense from received invoices as of December 31, 2024, by year the veterinary invoice relates to, referred to as the year of occurrence. Information for years 2021 through 2023 is provided as required supplementary information. Amounts in these tables are presented on a constant currency basis to remove the impact of changes in the foreign currency exchange rate on development. The cumulative expenses as of the end of each year are revalued using the currency exchange rate as of December 31, 2024. Due to variability in internal and external sources of claims data, and the lack of comparability of claim count information between those sources, it is impractical for the Company to disclose claim frequency information. As such, the cumulative number of veterinary invoices received is not included in the disclosures below.

The following table summarizes the development of veterinary invoice expense, on a constant currency basis, for the Company's subscription business segment by year of occurrence (in thousands, except for cumulative number of veterinary invoices data):

	Cumulative veterinary invoice expenses				Reserve

	As of December 31,				As of December 31,
Subscription	2021	2022	2023	2024	2024
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2021	$348,851	$346,611	$347,130	$347,828	$—
2022		$431,384	$432,694	$433,132	$—
2023			$533,742	$532,630	$1,174
2024				$617,853	$21,910
				$1,931,443	$23,084

The following table summarizes the development of veterinary invoice expense, on a constant currency basis, for the Company's other business segment by year of occurrence (in thousands, except for cumulative number of veterinary invoices data):

	Cumulative veterinary invoice expenses				Reserve

	As of December 31,				As of December 31,
Other Business	2021	2022	2023	2024	2024
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2021	$129,797	$130,632	$130,559	$130,691	$—
2022		$211,708	$212,147	$211,768	$16
2023			$287,344	$286,241	$1,113
2024				$326,007	$27,422
				$954,707	$28,551

Cumulative paid veterinary invoice expense

In the following tables, amounts are by the year the veterinary invoice relates to, referred to as the year of occurrence. Amounts in these tables are presented on a constant currency basis to remove the impact of changes in the foreign currency exchange rate. The cumulative amounts paid as of the end of each year are revalued using the currency exchange rate as of December 31, 2024. Information for years 2021 through 2023 is provided as required supplementary information.

The following table summarizes the amounts paid for veterinary invoices, inclusive of related internal processing costs and reported on a constant currency basis, for the subscription segment (in thousands):

	Year Ended December 31,
Subscription	2021	2022	2023	2024
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2021	$329,166	$345,748	$347,130	$347,828
2022		$410,869	$431,371	$433,132
2023			$503,819	$531,456
2024				$595,943
				$1,908,359
Total amounts unpaid and recorded as a liability				$23,084

The following table summarizes the amounts paid for veterinary invoices, inclusive of related internal processing costs and reported on a constant currency basis, for the other business segment (in thousands):

	Year Ended December 31,
Other Business	2021	2022	2023	2024
Year of Occurrence	(unaudited)	(unaudited)	(unaudited)
2021	$112,545	$130,139	$130,559	$130,691
2022		$190,010	$211,202	$211,752
2023			$256,600	$285,129
2024				$298,584
				$926,156
Total amounts unpaid and recorded as a liability				$28,551

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
The Credit Facility bears interest at a floating base rate plus an applicable margin. The stated interest rate as of December 31, 2024 was approximately 9.5% for the original $60.0 million term loan and for the aggregate $75.0 million term loans. The Company incurred total debt issuance cost of approximately $5.9 million, which is reported in the consolidated balance sheet as a direct reduction from the carrying amount of the Credit Facility, and is amortized as interest expense over the term of five years.
The Credit Facility is secured by substantially all assets of the Company and its subsidiaries. Proceeds from the Credit Facility may be used for permitted acquisitions and investments, working capital and other general corporate purposes. The Credit Agreement contains financial and other covenants. As of December 31, 2024, the Company was in compliance with all financial and other covenants.
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

Future principal payments on outstanding borrowings as of December 31, 2024 are as follows (in thousands):

Year Ending December 31,	December 31, 2024
2025	1,350
2026	1,350
2027	72,113
2028	57,125
Total	$131,938

11. Stock-Based Compensation
Stock-based compensation expense includes restricted stock units granted to employees and other service providers and has been reported in the Company’s consolidated statements of operations depending on the function performed by the employee or other service provider. Stock-based compensation expense recognized in each category of the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Veterinary invoice expense	$3,460	$3,667	$4,145
Other cost of revenue	2,063	1,612	2,339
Technology and development	4,934	2,846	4,742
General and administrative	15,696	17,717	12,831
New pet acquisition expense	7,279	7,319	9,336
Total expensed stock-based compensation	33,432	33,161	33,393
Capitalized stock-based compensation	505	2,135	1,633
Total stock-based compensation	$33,937	$35,296	$35,026

Stock Options
The grant date fair value of stock option awards are estimated on the date of grant using the Black-Scholes option-pricing model. The Company did not grant any new stock options during the years ended December 31, 2024, 2023, and 2022.

The following table presents information regarding stock options granted, exercised and forfeited for the periods presented:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2022	807,205	$13.39	$95,765
Granted	—	—	—
Exercised	(174,721)	12.82	10,931
Forfeited	(2,834)	18.87	—
Outstanding as of December 31, 2022	629,650	13.53	21,410
Granted	—	—	—
Exercised	(213,848)	12.47	3,720
Forfeited	(6,832)	12.80	—
Outstanding as of December 31, 2023	408,970	14.09	6,715
Granted	—	—	—
Exercised	(61,136)	12.91	1,590
Expired	(500)	14.93	—
Outstanding as of December 31, 2024	347,334	14.30	11,775

Exercisable at December 31, 2024	347,334	$14.30	$11,775
As of December 31, 2024, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 1.7 years.

The Company has not granted any new stock options since 2017 and all outstanding options vested prior to January 1, 2022.

Restricted Stock Units
A summary of the Company’s restricted stock unit activity for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of January 1, 2022	1,087,627	$78.94
Granted	623,401	84.11
Vested	(516,077)	72.81
Forfeited	(82,399)	81.91
Unvested shares as of December 31, 2022	1,112,552	84.46
Granted	366,870	26.77
Vested	(669,413)	72.52
Forfeited	(95,627)	79.60
Unvested shares as of December 31, 2023	714,382	66.64
Granted	957,168	29.21
Vested	(629,217)	57.46
Forfeited	(71,594)	44.00
Unvested shares as of December 31, 2024	970,739	$37.35
As of December 31, 2024, the Company had 970,739 unvested restricted stock units. Stock-based compensation expenses of $34.3 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 2.2 years.
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
12. Stockholders’ Equity
Common Stock and Preferred Stock
As of December 31, 2024, the Company had 100,000,000 shares of common stock authorized and 42,488,445 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At December 31, 2024, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the Board), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of the Company's common stock. The Company repurchased no shares during the year ended December 31, 2024 and 2023.

13. Accumulated Comprehensive Income (Loss)
A summary of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2022	$1,624	$1,453	$3,077
Other comprehensive income (loss)	(4,412)	(4,966)	(9,378)
Balance as of December 31, 2022	$(2,788)	$(3,513)	$(6,301)
Other comprehensive income (loss)	2,712	3,992	6,704
Balance as of December 31, 2023	$(76)	$479	$403
Other comprehensive income (loss)	(3,037)	22	(3,015)
Balance as of December 31, 2024	$(3,113)	$501	$(2,612)

14. Segments
The Company has two reporting segments: subscription business and other business. The subscription business segment consists of aggregated operating segments with products that have been created to meet the needs of their distribution channels and have similar target margin profiles. This segment generates revenue primarily from subscription payments related to the Company's direct-to-consumer products. The other business segment generates revenue primarily by underwriting policies on behalf of third parties and has a different margin profile than the Company's subscription business segment. The Company does not undertake marketing efforts for these policies and has a business-to-business relationship with these third-parties.
The Company's chief operating decision maker is our Chief Executive Officer. The chief operating decision maker reviews revenue and operating income (loss) to evaluate segment performance. Revenue, veterinary invoice expense, other cost of revenue, new pet acquisition expenses, and goodwill impairment charges are generally directly attributed to each segment. Other operating expenses, such as technology and development expense, general and administrative expense, and depreciation and amortization, are generally allocated proportionately based on revenue in each segment. Interest and other expenses and income taxes are not allocated to the segments, nor included in the measure of segment profit or loss. The Company does not analyze discrete segment balance sheet information related to long-term assets.
Operating loss of the Company’s segments was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Subscription business:
Revenue	$856,521	$712,906	$596,610
Veterinary invoice expense	624,428	543,196	436,880
Other cost of revenue	82,423	70,490	60,804
Technology and development	20,822	13,765	16,555
General and administrative	42,457	36,256	25,964
New pet acquisition expense	71,240	77,172	88,959
Goodwill impairment charges	5,299	—	—
Depreciation and amortization	10,970	8,021	7,205
Subscription business operating loss	(1,118)	(35,994)	(39,757)

Other business:
Revenue	429,163	395,699	308,569
Veterinary invoice expense	324,720	287,859	212,857
Other cost of revenue	75,315	76,044	72,453
Technology and development	10,433	7,638	8,578
General and administrative	21,274	23,951	13,415
New pet acquisition expense	139	200	541
Depreciation and amortization	5,496	4,453	3,716
Other business operating loss	(8,214)	(4,446)	(2,991)

Gain (loss) from investment in joint venture	(182)	(219)	(253)
Total operating loss	(9,514)	(40,659)	(43,001)
Interest expense	14,498	12,077	4,267
Other expense (income), net	(14,374)	(7,701)	(3,072)
Loss before income taxes	$(9,638)	$(45,035)	$(44,196)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$1,073,150	$935,312	$764,349
Canada and other	212,534	173,293	140,830
Total revenue	$1,285,684	$1,108,605	$905,179
Substantially all of the Company’s long-lived assets were located in the United States as of December 31, 2024 and 2023.

15. Dividend Restrictions and Statutory Surplus
The Company’s business operations are conducted through subsidiaries, one of which is an insurance company domiciled in New York, American Pet Insurance Company (APIC), and three of which are segregated cell businesses, Wyndham Segregated Accounts AX, Trupanion Germany, and Trupanion Switzerland, located in Bermuda. In 2022, the Company incorporated a new wholly-owned insurance subsidiary, GPIC Insurance Company (GPIC), domiciled in Canada. In 2021, the Company established two new wholly-owned insurance subsidiaries in the United States, ZPIC Insurance Company (ZPIC) and QPIC Insurance Company (QPIC), domiciled in Missouri and Nebraska, respectively. In addition to general state law restrictions on payments of dividends and other distributions to stockholders applicable to all corporations, insurance companies are subject to further regulations that, among other things, may require such companies to maintain certain levels of equity and restrict the amount of dividends and other distributions that may be paid to their parent corporations.
Applicable regulations generally restrict the ability of the insurance entities to pay dividends to its holding company parent. These restrictions are based in part on the prior year’s statutory income and surplus. In the United States, dividends up to specified levels are generally considered ordinary and may be paid without prior approval. Dividends, in larger amounts, known as extraordinary dividends, are subject to approval by the insurer's domiciliary state regulator. An extraordinary dividend or distribution is generally defined as a dividend or distribution that, in the aggregate in any 12-month period, exceeds the lesser of (i) 10% of surplus as of the preceding December 31 or (ii) the insurer’s adjusted net investment income for the 12-month period immediately preceding the declaration or distribution of the current dividend increased by the excess, if any, of net investment income over dividends declared or distributed during the period commencing thirty-six months prior to the declaration or distribution of the current dividend and ending twelve months prior thereto, and not including realized capital gains. APIC paid dividends of $4.2 million and $7.6 million to the Company during the years ended December 31, 2024 and 2023, respectively, and no dividends during the year ended December 31, 2022.
The Company's insurance subsidiaries in Bermuda are regulated by the Bermuda Monetary Authority. Under the Bermuda Companies Act of 1981, as amended, a Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would be after the payment, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. The Segregated Accounts Company Act of 2000 further requires that dividends out of a segregated account can only be paid to the extent that the cell remains solvent. The value of its assets must remain greater than the aggregate of its liabilities, issued share capital, and share premium accounts. Per our contractual agreements with Wyndham Insurance Company (SAC) Limited, the allowable dividend is equivalent to the positive undistributed profit attributable to the shares. Wyndham Segregated Account AX paid the Company a dividend of $8.6 million, $7.3 million, and $6.9 million during the years ended December 31, 2024, 2023 and 2022, respectfully.
The statutory net income for 2024, 2023 and 2022 and statutory capital and surplus at December 31, 2024, 2023 and 2022, for APIC were as follows (in thousands):

	As of December 31,
	2024	2023	2022
Statutory net income	$49,007	$40,076	$35,227
Statutory capital and surplus	$245,484	$199,613	$162,232
As of December 31, 2024, APIC maintained $245.5 million of statutory capital and surplus which was above the company action level risk-based capital requirement of $105.3 million.
During the year ended December 31, 2024, the Company funded $1.1 million and $0.2 million of statutory capital to APIC and ZPIC, respectively, and no capital to GPIC. During the year ended December 31, 2023, the Company funded $3.8 million, $0.2 million and CAD $8.5 million of statutory capital to APIC, ZPIC and GPIC, respectively. ZPIC and GPIC will each be required to maintain a level of surplus as determined by their respective domiciliary regulators. During 2024, the Company fully dissolved QPIC, which included total distributions of $7.0 million of previously required capital to Trupanion, Inc.
As of December 31, 2024, the Company had $11.5 million on deposit with various states in which it is licensed to write policies.

16. Income Taxes
Loss before income taxes was as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$(758)	$(41,019)	$(43,794)
Foreign	(8,880)	(4,016)	(402)
Total	$(9,638)	$(45,035)	$(44,196)
The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. federal & state	$120	$(8)	$82
Foreign	610	464	814
	730	456	896
Deferred:
U.S. federal & state	(48)	7	11
Foreign	(687)	(805)	(431)
	(735)	(798)	(420)
Income tax expense (benefit)	$(5)	$(342)	$476

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is presented below:

	Year Ended December 31,
	2024	2023	2022
Federal income taxes at statutory rate	21.0%	21.0%	21.0%
U.S. state income taxes	11.1	7.9	3.5
Equity compensation	(28.0)	(9.2)	2.5
Change in valuation allowance	8.5	(19.1)	(26.7)
Other, net	(0.4)	(0.1)	(1.7)
Credits	1.2	0.3	0.3
Goodwill impairment	(13.4)	—	—
Effective income tax rate	—%	0.8%	(1.1)%

The principal components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Deferred revenue	$10,798	$9,988
Accruals and reserves	1,932	2,163
Net operating loss carryforwards	67,128	68,436
Depreciation and amortization	3,387	2,254
Equity compensation	1,323	1,828
Credits	1,297	1,147
Other	977	1,962
Total deferred tax assets	86,842	87,778
Deferred tax liabilities:
Deferred costs	(1,569)	(1,537)
Intangible assets	(2,302)	(3,103)
Other	(623)	(496)
Total deferred tax liabilities	(4,494)	(5,136)
Total deferred taxes	82,348	82,642
Less deferred tax asset valuation allowance	(84,161)	(85,245)
Net deferred tax liability	$(1,813)	$(2,603)
At December 31, 2024, the Company had U.S. federal, U.S. state, and foreign net operating loss carryforwards of $67.1 million (tax-effected, net of federal benefit) and U.S. federal income tax credits of $1.3 million. Use of carryforwards is limited based on the future income of the Company. The federal net operating loss carryforwards will begin to expire in 2027. Foreign net operating loss carryforwards will begin to expire in 2025. U.S. federal income tax credits will begin to expire in 2036. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards and credit carryforwards may be limited if the Company experiences an ownership change. As of December 31, 2024, the utilization of approximately $0.3 million of net operating losses are subject to limitation as a result of prior ownership changes; however, subsequent ownership changes may further affect the limitation in future years.
A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its U.S. Federal, the majority of its U.S. State, and a portion of its foreign deferred tax assets as of December 31, 2024, 2023, and 2022 because the Company’s management has determined that it is more likely than not that these assets will not be fully realized.
For the year ended December 31, 2024, the Company recognized a net decrease of $1.1 million in valuation allowance against its net deferred tax assets associated with U.S. federal and certain foreign and U.S. state jurisdictions, primarily attributable the utilization of net operating losses in certain jurisdictions.
The Company is open to examination by the U.S. federal tax jurisdiction for the years ended December 31, 2021 through 2024, and is also open to examination for 2006 and forward with respect to net operating loss carryforwards generated and carried forward from those years in the United States. The Company is subject to taxation in various states and countries, and may be subject to audit or examination by the relevant authorities in respect to those particular jurisdictions primarily for 2018 and thereafter.
For the year ended December 31, 2024, the Company intends to invest substantially all of its foreign subsidiary earnings, as well as its capital in its foreign subsidiaries, indefinitely outside of the U.S. in those jurisdictions in which it would incur significant, additional costs upon repatriation of such amounts. A deferred tax liability related to taxes due upon repatriation to the U.S. has not been recorded.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$80	$151	$138
Increases (decreases) to tax positions related to prior periods	3	(72)	8
Increases to tax positions related to the current year	—	1	5
Balance, end of year	$83	$80	$151

17. Employee Benefits
The Company has a 401(k) plan for its U.S. employees. The plan allows employees to contribute a percentage of their pretax earnings annually, subject to limitations imposed by the Internal Revenue Service. The plan also allows the Company to make a matching contribution, subject to certain limitations. As of December 31, 2024, the Company has made no matching contributions to the 401(k) plan. The Company instituted a 401(k) match effective January 1, 2025, wherein employee contributions will be matched up to 1% of eligible compensation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of December 31, 2024, the disclosure controls and procedures were effective.
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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

In addition, Ernst & Young LLP has issued a report on our internal control over financial reporting as of December 31, 2024, and its report appears below.
Remediation of Material Weaknesses
As disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we identified two material weaknesses in internal control related to (1) the design of information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology systems related to revenue, veterinary invoice expense, accounts receivable, reserve for veterinary invoices and deferred revenue in our subscription business segment; (2) processing transactions performed by an unaffiliated general agent within our other business segment.

During 2024, management implemented our previously disclosed remediation plan and completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the two material weaknesses have been remediated as of December 31, 2024.
Changes in Internal Control
Except for changes relating to remediation of the material weaknesses discussed above, there have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) or 15d-15(f) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trupanion, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Trupanion, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trupanion, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 27, 2025, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Seattle, Washington
February 27, 2025

Item 9B. Other Information
Rule 10b5-1 Plan
On November 29, 2024, Margi Tooth, our President, Chief Executive Officer and a member of our Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1 to sell up to 2,294 shares of Trupanion, Inc. common stock and exercise and sell up to 40,000 options to purchase shares of Trupanion, Inc. common stock over a period ending on December 17, 2025, subject to certain conditions.

No other officers nor directors of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Item 408(a) of Regulation S-K, during the three months ended December 31, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 11. Executive Compensation
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

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
(a)(3) Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Trupanion, Inc.	8-K	001-36537	3.1	6/12/2023

3.2	Amended and Restated Bylaws of Trupanion, Inc.	8-K	001-36537	3.2	6/12/2023

4.1	Description of Capital Stock					X

4.2	Form of Common Stock Certificate.	S-1	333-196814	4.1	6/16/2014

10.1+	Form of Indemnity Agreement.	S-1	333-196814	10.1	6/16/2014

10.2+	2007 Equity Compensation Plan and forms of stock option agreements and exercise notices, restricted stock notice agreement and restricted stock agreement thereunder.	S-1	333-196814	10.2	6/16/2014

10.3+	2014 Equity Incentive Plan and forms of stock option award agreement, restricted stock agreement and restricted stock unit award agreement thereunder.	S-1	333-196814	10.3	6/16/2014

10.4+	2014 Employee Stock Purchase Plan.	S-1	333-196814	10.4	6/16/2014

10.5+	2024 Equity Incentive Plan and forms of stock option award agreement, restricted stock agreement and restricted stock unit award agreement thereunder	S-8	333-380069	99.1	6/7/2024

10.6†	Agency Agreement between Omega General Insurance Company and Trupanion Brokers Ontario, Inc., effective January 1, 2015.	10-K	001-36537	10.13	2/24/2015

10.7†	Fronting and Administration Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.	10-K	001-36537	10.14	2/24/2015

10.8†	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2015.	10-K	001-36537	10.15	2/24/2015

10.9	Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective July 1, 2020.	10-K	001-36537	10.23	2/14/2020

10.10	Addendum #11 to Quota Share Reinsurance Agreement between Wyndham Insurance Company (SAC) Limited and Omega General Insurance Company, effective January 1, 2024.	10-K	001-371285	10.9	2/27/2024

10.11	Addendum #1 to Fronting And Administration Agreement between Omega General Insurance Company and Wyndham Insurance Company (Sac) Limited, effective January 1, 2024.	10-K	001-371285	10.1	2/27/2024

10.12+	Compensation Program for Non-Employee Directors of Trupanion, Inc, as amended on November 7, 2024.					X

10.13+	Form of Consulting Agreement.	8-K	001-36537	10.1	4/4/2023

10.14+	Form of Separation Agreement.	8-K	001-36537	10.2	4/4/2023

10.15+	Trupanion, Inc. Severance and Change in Control Plan effective July 28, 2023.	10-Q	001-36537	10.2	8/4/2023

10.16+	Offer Letter dated as of August 24, 2023, by and between the Company and Fawwad Qureshi.	8-K	001-36537	10.1	9/6/2023

10.17	Strategic Alliance Agreement, dated as of October 26, 2020 by and between Trupanion, Inc. and Aflac Incorporated.	8-K	001-36537	10.2	10/29/2020

10.18	Shareholder Agreement, dated as of October 26, 2020 by and between Trupanion, Inc. and Aflac Incorporated.	8-K	001-36537	10.3	10/29/2020

10.19†	Credit Agreement, dated as of March 25, 2022, by and among Trupanion, Inc., Piper Sandler Finance, LLC, as administrative agent, and the lenders party thereto.	10-Q	001-36537	10.1	4/29/2022

19.0	Amended and Restated Insider Trading Policy					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of independent registered public accounting firm.					X

24.1	Power of Attorney (reference is made to the signature page hereto).					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Compensation Clawback Policy	10-K	001-371285	97.1	2/27/2024

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded LinkBase Documents.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

+	Indicates a management contract or compensatory plan or arrangement.
†	Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act. The omitted portions of this exhibit have been filed separately with the SEC.
*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Seattle, state of Washington, on this 27th day of February, 2025.

TRUPANION, INC.

By:	/s/ Margi Tooth
Margi Tooth Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Margi Tooth, Fawwad Qureshi and Chris Kearns, and each of them, as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2025	/s/ Margi Tooth
Margi Tooth Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2025	/s/ Fawwad Qureshi
Fawwad Qureshi Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 27, 2025	/s/ Darryl Rawlings
Darryl Rawlings Chairperson of the Board

Date: February 27, 2025	/s/ Max Broden
Max Broden Director

Date: February 27, 2025	/s/ Jacqueline Davidson
Jacqueline Davidson Director

Date: February 27, 2025	/s/ Paulette Dodson
Paulette Dodson Director

Date: February 27, 2025	/s/ Richard Enthoven
Richard Enthoven Director

Date: February 27, 2025	/s/ Murray Low
Murray Low Director

Date: February 27, 2025	/s/ Betsy McLaughlin
Betsy McLaughlin Director

Date: February 27, 2025	/s/ Howard Rubin
Howard Rubin Director

Schedule I - Condensed Financial Information of Registrant

Trupanion, Inc. Condensed Statements of Operations and Comprehensive Loss (Parent Company Only, in thousands)
	Year Ended December 31,
	2024	2023	2022
Expenses:
Veterinary invoice expense	$290	$253	$4,144
Other cost of revenue	347	240	2,340
Technology and development	1,934	1,507	4,930
General and administrative	3,915	5,345	16,346
New pet acquisition expense	1,422	806	9,351
Depreciation and amortization	941	494	289
Total expenses	8,849	8,645	37,400
Gain (loss) from investment in joint venture	192	(237)	(192)
Operating loss	9,041	(8,882)	(37,592)
Interest expense	14,345	11,998	4,255
Other expense (income), net	(16,303)	(14,442)	(8,047)
Loss before income taxes and loss in undistributed earnings of subsidiaries	(7,083)	(6,438)	(33,800)
Income tax benefit	18,939	15,766	14,544
Loss in undistributed earnings of subsidiaries	(21,489)	(54,021)	(25,416)
Net loss	$(9,633)	$(44,693)	$(44,672)
Other comprehensive income (loss), net of taxes:
Other comprehensive income (loss) of subsidiaries	(3,015)	6,704	(9,378)
Other comprehensive income (loss)	(3,015)	6,704	(9,378)
Comprehensive loss	$(12,648)	$(37,989)	$(54,050)

Trupanion, Inc. Condensed Balance Sheets (Parent Company Only) (In thousands, except share data)
	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$11,951	$10,994
Accounts and other receivables	1,194	1
Prepaid expenses and other assets	815	804
Total current assets	13,960	11,799
Restricted cash	25,406	22,963
Property and equipment, net	4,180	3,981
Intangible assets, net	5,869	5,808
Other long-term assets	12,415	12,540
Advances to and investments in subsidiaries	392,898	377,031
Total assets	$454,728	$434,122
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued liabilities, and other current liabilities	$1,488	$336
Long-term debt - current portion	1,350	1,350
Total current liabilities	2,838	1,686
Long-term debt	127,537	127,580
Deferred tax liabilities	1,057	1,106
Other liabilities	28	28
Total liabilities	131,460	130,400
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 43,516,631 and 42,888,445 shares issued and outstanding at December 31, 2024; 42,887,052 and 41,858,866 shares issued and outstanding at December 31, 2023	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	568,302	536,108
Accumulated other comprehensive income (loss)	(2,612)	403
Accumulated deficit	(225,888)	(216,255)
Treasury stock, at cost: 1,028,186 shares at December 31, 2024 and 2023	(16,534)	(16,534)
Total stockholders’ equity	323,268	303,722
Total liabilities and stockholders’ equity	$454,728	$434,122

Trupanion, Inc. Condensed Statements of Cash Flows (Parent Company Only, in thousands)
	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(9,633)	$(44,693)	$(44,672)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Loss attributable to investments in subsidiaries	8,707	39,184	19,331
Dividends from subsidiaries	12,782	14,837	6,942
Depreciation and amortization	941	494	289
Stock-based compensation expense	6,178	4,575	33,393
Other, net	(395)	4,200	533
Changes in operating assets and liabilities	507	6,194	(166)
Net cash provided by operating activities	19,087	24,791	15,650
Investing activities
Cash paid in business acquisition, net of cash acquired	—	—	(15,034)
Purchases of property, equipment, and internal-use software	(1,201)	(172)	(516)
Advances to and investments in subsidiaries	(13,526)	(87,198)	(71,671)
Other	2,157	1,586	(1,598)
Net cash used in investing activities	(12,570)	(85,784)	(88,819)
Financing activities
Proceeds from debt financing, net of financing fees	—	59,972	69,138
Repayment of debt financing	(1,350)	(1,225)	(487)
Repurchases of common stock	—	—	(5,755)
Proceeds from exercise of stock options	752	2,655	2,290
Shares withheld to satisfy tax withholding	(2,519)	(1,536)	(4,359)
Net cash (used in) provided by financing activities	(3,117)	59,866	60,827
Net change in cash, cash equivalents, and restricted cash	3,400	(1,127)	(12,342)
Cash, cash equivalents, and restricted cash at beginning of period	33,957	35,084	47,426
Cash, cash equivalents, and restricted cash at end of period	$37,357	$33,957	$35,084

1. Organization and Presentation
The accompanying condensed financial statements present the financial position, results of operations and cash flows for Trupanion, Inc. These condensed unconsolidated financial statements should be read in conjunction with the consolidated financial statements of Trupanion, Inc. and its subsidiaries and the notes thereto (the Consolidated Financial Statements). Investments in subsidiaries are accounted for using the equity method of accounting. Trupanion, Inc. received cash dividends from subsidiaries of $12.8 million, $14.9 million and $6.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. These cash dividends were recorded within Trupanion, Inc.'s other income and were eliminated within the consolidated financial statements of Trupanion, Inc.
Additional information about Trupanion, Inc.’s accounting policies pertaining to intangible assets, commitments and contingencies, stock-based compensation, stockholders’ equity, and income taxes are set forth in Notes 4, 8, 11, 12, and 16, respectively, to the Consolidated Financial Statements.

Compensation expense related to stock-based transactions, including employee and non-employee stock option awards, and restricted stock units is measured and recognized in the financial statements based on fair value. Effective January 1, 2023, we entered into an intercompany agreement with a non-insurance subsidiary whereby stock-based compensation costs are allocated to this entity. Stock-based compensation expenses of $27.3 million and $28.3 million were included within equity (loss) in undistributed earnings of subsidiaries within the Condensed Statements of Operations and Comprehensive Loss and in advances to and investments in subsidiaries in the Condensed Balance Sheets for the years ended December 31, 2024 and 2023, respectively. There was no impact to net income as a result of this intercompany agreement.