Form 10-Q
period 2025-03-31
TRUPANION, INC.
filed 2025-05-01
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 24, 2025, there were approximately 42,783,675 shares of the registrant’s common stock outstanding.

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
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission on February 27, 2025, in particular the risk factors discussed under the heading "Risk Factors" in Part I, Item 1A. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRUPANION, INC. Condensed Consolidated Statements of Operations (in thousands, except share data) (unaudited)
	Three Months Ended March 31,
	2025	2024
Revenue	$341,975	$306,121
Cost of revenue:
Veterinary invoice expense(1)	247,450	233,569
Other cost of revenue(1)	43,422	36,325
Total cost of revenue	290,872	269,894
Operating expenses:
Technology and development(1)	8,072	6,960
General and administrative(1)	19,892	14,673
New pet acquisition expense(1)	20,516	16,843
Depreciation and amortization	3,791	3,785
Total operating expenses	52,271	42,261
Loss from investment in joint venture	(305)	(103)
Operating loss	(1,473)	(6,137)
Interest expense	3,211	3,596
Other (income), net	(3,240)	(2,843)
Loss before income taxes	(1,444)	(6,890)
Income tax (benefit) expense	39	(38)
Net loss	$(1,483)	$(6,852)

Net loss per share:
Basic and diluted	$(0.03)	$(0.16)
Weighted average shares of common stock outstanding:
Basic and diluted	42,775,955	41,917,094

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	$770	$924
Other cost of revenue	489	466
Technology and development	1,151	1,254
General and administrative	4,528	3,449
New pet acquisition expense	2,892	2,059

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)
	Three Months Ended March 31,
	2025	2024
Net loss	$(1,483)	$(6,852)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,352	(1,332)
Net unrealized gain (loss) on available-for-sale investments	545	(652)
Other comprehensive income (loss), net of taxes	1,897	(1,984)
Comprehensive income (loss)	$414	$(8,836)

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Balance Sheets (in thousands, except share data)
	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$166,308	$160,295
Short-term investments	155,508	147,089
Accounts and other receivables, net of allowance for credit losses of $1,046 at March 31, 2025 and $1,117 at December 31, 2024	290,104	274,031
Prepaid expenses and other assets	16,417	15,912
Total current assets	628,337	597,327
Restricted cash	39,702	39,235
Long-term investments	376	373
Property, equipment, and internal-use software, net	101,938	102,191
Intangible assets, net	12,130	13,177
Other long-term assets	16,356	17,579
Goodwill	38,323	36,971
Total assets	$837,162	$806,853
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,681	$11,532
Accrued liabilities and other current liabilities	36,907	33,469
Reserve for veterinary invoices	54,042	51,635
Deferred revenue	267,357	251,640
Long-term debt - current portion	1,350	1,350
Total current liabilities	369,337	349,626
Long-term debt	127,526	127,537
Deferred tax liabilities	1,884	1,946
Other liabilities	4,742	4,476
Total liabilities	503,489	483,585
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 43,804,141 and 42,775,955 issued and outstanding at March 31, 2025; 43,516,631 and 42,488,445 shares issued and outstanding at December 31, 2024	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	578,293	568,302
Accumulated other comprehensive income (loss)	(715)	(2,612)
Accumulated deficit	(227,371)	(225,888)
Treasury stock, at cost: 1,028,186 shares at March 31, 2025 and December 31, 2024	(16,534)	(16,534)
Total stockholders’ equity	333,673	323,268
Total liabilities and stockholders’ equity	$837,162	$806,853

See accompanying notes to the condensed consolidated financial statements.

Trupanion, Inc. Condensed Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2025	42,488,445	$—	$568,302	$(2,612)	$(225,888)	$(16,534)	$323,268
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	287,510	—	112	—	—	—	112
Stock-based compensation expense	—	—	9,879	—	—	—	9,879
Other comprehensive income	—	—	—	1,897	—	—	1,897
Net loss	—	—	—	—	(1,483)	—	(1,483)
Balance at March 31, 2025	42,775,955	$—	$578,293	$(715)	$(227,371)	$(16,534)	$333,673

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2024	41,858,866	$—	$536,108	$403	$(216,255)	$(16,534)	$303,722
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	145,753	—	127	—	—	—	127
Stock-based compensation expense	—	—	8,358	—	—	—	8,358
Other comprehensive loss	—	—	—	(1,984)	—	—	(1,984)
Net loss	—	—	—	—	(6,852)	—	(6,852)
Balance at March 31, 2024	42,004,619	$—	$544,593	$(1,581)	$(223,107)	$(16,534)	$303,371

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(1,483)	$(6,852)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	3,791	3,785
Stock-based compensation expense	9,830	8,152
Other, net	349	(202)
Changes in operating assets and liabilities:
Accounts and other receivables	(15,965)	(10,718)
Prepaid expenses and other assets	(204)	287
Accounts payable, accrued liabilities, and other liabilities	1,527	(5,131)
Reserve for veterinary invoices	2,407	(885)
Deferred revenue	15,712	13,998
Net cash provided by operating activities	15,964	2,434
Investing activities
Purchases of investment securities	(40,875)	(19,193)
Maturities and sales of investment securities	33,242	19,005
Purchases of property, equipment, and internal-use software	(1,928)	(3,065)
Other	588	516
Net cash used in investing activities	(8,973)	(2,737)
Financing activities
Repayment of debt financing	(338)	(338)
Proceeds from exercise of stock options	1,024	372
Shares withheld to satisfy tax withholding	(915)	(245)
Other	(230)	(75)
Net cash used in financing activities	(459)	(286)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(52)	(313)
Net change in cash, cash equivalents, and restricted cash	6,480	(902)
Cash, cash equivalents, and restricted cash at beginning of period	199,530	170,464
Cash, cash equivalents, and restricted cash at end of period	$206,010	$169,562
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property, equipment, and internal-use software included in accounts payable and accrued liabilities	$803	$694
See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC.
Notes to the Condensed Consolidated Financial Statements (unaudited)
1. Nature of Operations and Significant Accounting Policies
Description of Business and Basis of Presentation
Trupanion, Inc. (collectively with its wholly-owned subsidiaries, the "Company") provides medical insurance for cats and dogs in the United States, Canada, and certain countries in Continental Europe. Through its data-driven, vertically-integrated approach, the Company develops and offers high-value medical insurance products, priced to take into account each pet's unique characteristics and coverage level.
The financial data as of December 31, 2024 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on February 27, 2025 (the 2024 10-K). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2024 10-K. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from such estimates. See Note 1 to the audited financial statements included in the 2024 10-K for additional discussion of these estimates and assumptions.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, which improves and expands upon annual income tax disclosures, primarily relating to rate reconciliation and income taxes paid information. The ASU is effective for the Company for the fiscal year ending December 31, 2025. The Company is currently evaluating the impact of adopting ASU 2023-09.
In November 2024, the FASB issued ASU 2024-03, which requires public business entities disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is still evaluating the impact of this ASU on its consolidated financial statements.

2. Net Loss per Share
Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated using the weighted average number of shares of common stock plus, when dilutive, potential shares of common stock outstanding using the treasury-stock method. Potential shares of common stock outstanding include stock options and unvested restricted stock units.
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended March 31,
	2025	2024
Stock options	267,452	386,312
Restricted stock units	1,472,290	1,262,794

3. Investments
Available-for sale securities are classified as short-term versus long-term investments based on whether they represent the investment of funds available for current operations. Currently, all available-for-sale securities are considered short-term in nature. Held-to-maturity securities are classified as short-term versus long-term investments based on their maturity dates. The amortized cost, gross unrealized holding gains and losses, and estimated fair value of long-term and short-term investments by major security type and class of security were as follows as of March 31, 2025 and December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of March 31, 2025
Long-term investments:
Held-to-maturity investments
U.S. treasury securities	$376	$—	$—	$376
	$376	$—	$—	$376
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$64,218	$487	$(45)	$64,660
Mortgage-backed securities and collateralized mortgage obligations	16,530	127	(34)	16,623
Other asset-backed securities	16,832	120	(6)	16,946
Corporate bonds	37,238	403	(6)	37,636
	$134,818	$1,137	$(91)	$135,865
Held-to-maturity investments
U.S. treasury securities	$10,661	$6	$—	$10,667
Certificates of deposit	8,982	—	—	8,982
	$19,643	$6	$—	$19,649

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2024
Long-term investments:
Held-to-maturity investments
U.S. treasury securities	$373	$—	$(1)	$372
	$373	$—	$(1)	$372
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$70,175	$318	$(202)	$70,291
Mortgage-backed securities and collateralized mortgage obligations	12,576	80	(60)	12,596
Other asset-backed securities	15,830	134	(8)	15,956
Corporate bonds	35,382	284	(43)	35,623
	$133,963	$816	$(313)	$134,466
Held-to-maturity investments
U.S. treasury securities	$10,591	$16	$(1)	$10,606
Certificates of deposit	2,032	—	—	2,032
	$12,623	$16	$(1)	$12,638

Future maturities of investments classified as available-for-sale and held-to-maturity are as follows (in thousands):

	As of March 31, 2025
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$1,170	$1,176
Due after one year through five years	100,286	101,120
	$101,456	$102,296
Available-for-sale collateralized:
Due under one year	$2,551	$2,560
Due after one year through five years	22,051	22,241
Due after five years through ten years	$8,495	$8,495
Due after ten years	$265	$273
	$33,362	$33,569
Held-to-maturity:
Due under one year	$19,643	$19,649
Due after one year through five years	376	376
	$20,019	$20,025

The following tables present the gross unrealized losses and related fair values for the Company's investment in available-for-sale securities, grouped by duration of time in a continuous unrealized loss position as of March 31, 2025 and December 31, 2024 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
As of March 31, 2025
U.S. Treasury securities	$11,763	$(45)	$—	$—	$11,763	$(45)
Mortgage-backed securities and collateralized mortgage obligations	962	(8)	1,255	(26)	2,217	(34)
Other asset-backed securities	1,001	(2)	1,510	(4)	2,511	(6)
Corporate bonds	2,008	(6)	—	—	2,008	(6)
Total	$15,734	$(61)	$2,765	$(30)	$18,499	$(91)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
As of December 31, 2024
U.S. Treasury securities	$27,769	$(202)	$—	$—	$27,769	$(202)
Mortgage-backed securities and collateralized mortgage obligations	1,538	(20)	1,359	(40)	2,897	(60)
Other asset-backed securities	186	(1)	1,737	(7)	1,923	(8)
Corporate bonds	6,461	(40)	736	(3)	7,197	(43)
Total	$35,954	$(263)	$3,832	$(50)	$39,786	$(313)

Unrealized losses on available-for-sale investments relate to interest rate changes. The Company does not expect material credit losses from its available-for-sale investments, considering the composition of the investment portfolio and the credit rating of these investments. For those securities, the Company determined it is not likely to, and does not intend to, sell prior to a potential recovery of the cost basis. The Company does not expect material credit losses from its held-to-maturity investments, considering the composition of the investment portfolio and the credit loss history of these investments.
Proceeds from the sales of fixed maturities classified as available-for-sale were $29.6 million and $15.1 million during the three months ended March 31, 2025 and 2024, respectively.

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
Additionally, the Company has extended a $7.0 million revolving line of credit to Baystride to fund its inventory purchases, which will increase annually by $2.0 million until the note’s maturity in 2027. Borrowing amounts are subject to limitations based on Baystride’s forecasted revenues and inventory balances. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit, including accrued interest, was $1.0 million and $1.6 million as of March 31, 2025 and December 31, 2024, respectively. The Company has also entered into a series of agreements to provide ancillary services to, and receive reimbursement from, Baystride at cost. The Company provided $0.1 million of these services for each of the three months ended March 31, 2025 and 2024.
Allowance for Credit Losses
The Company regularly evaluates its investments for expected credit losses. The Company considers past events, current conditions, and reasonable and supportable forecasts in estimating an allowance for credit losses. Additionally, the Company considers the ultimate collection of cash flows from its investments and whether the Company has the intent to sell, or if it is more likely than not the Company would be required to sell the security prior to recovery of its amortized cost. Such evaluations are revised as conditions change and new information becomes available. Based on these considerations, the Company established an allowance for credit losses in 2023 related to its investment in the Baystride preferred stock. This credit loss allowance was reversed in the fourth quarter of 2024 as the fair value of the Company's investment in Baystride. was determined to have recovered to an amount above the original investment amount.
The following table presents a rollforward of the allowance for credit losses for this investment (in thousands).

	Three Months Ended March 31,
	2025	2024
Balance at the beginning of the period	$—	$(1,674)
Recovery of (addition to) allowance for credit losses	—	—
Balance as of the end of the period	$—	$(1,674)

5. Fair Value
Fair Value Disclosures - Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of March 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$98,256	$98,256	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	16,623	—	16,623	—
Other asset-backed securities	16,946	—	16,946	—
Corporate bonds	37,636	—	37,636	—
U.S. Treasury securities	64,660	—	64,660	—
Preferred stock investment	7,916	—	—	7,916
Total	$242,037	$98,256	$135,865	$7,916

	As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$91,534	$91,534	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	12,596	—	12,596	—
Other asset-backed securities	15,956	—	15,956	—
Corporate bonds	35,623	—	35,623	—
U.S. Treasury securities	70,291	—	70,291	—
Preferred stock investment	7,916	—	—	7,916
Total	$233,916	$91,534	$134,466	$7,916

The Company measures the fair value of money market funds, classified as Level 1, based on quoted prices in active markets for identical assets. The fair values of the Company's fixed maturity investments classified as Level 2 are based on either recent trades in inactive markets or quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. Held-to-maturity investments are carried at amortized cost and the fair value and changes in unrealized gains and losses are disclosed in Note 3, Investments. The fair value of these investments is determined in the same manner as available-for-sale securities and are considered either a Level 1 or Level 2 measurement.
The Company's preferred stock investment (see Note 4) is accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date. The estimated fair value of the preferred stock investment is a Level 3 measurement, and is based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. Significant changes in any of these unobservable inputs would result in a change in the fair value measurement. The estimated fair value was $7.9 million as of March 31, 2025, unchanged from December 31, 2024.
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the three months ended March 31, 2025 and the year ended December 31, 2024.
There was no change in the fair value of the Company's preferred stock investment classified as Level 3 during the three months ended March 31, 2025 or 2024.

Fair Value Disclosures - Other Assets and Liabilities
The Company's other long-term assets balance also included notes receivable of $3.7 million and $4.3 million as of March 31, 2025 and December 31, 2024, respectively, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at March 31, 2025.

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

7. Reserve for Veterinary Invoices
The reserve for veterinary invoices is an estimate of the future amount the Company will pay for insurance claims that have not been paid prior to the reporting date. The reserve also includes the Company's estimate of related internal processing costs. The reserve estimate involves actuarial projections and is based on management's assessment of facts and circumstances currently known, and assumptions about anticipated patterns. The Company uses generally accepted actuarial methodologies, such as paid loss development methods, in estimating the amount of the reserve for veterinary invoices. The reserve is made for each of the Company's segments, subscription and other business, and is continually refined as the Company receives and pays veterinary invoices. Changes in management's assumptions and estimates may have a relatively large impact on the reserve and associated expense.
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Three Months Ended March 31,
Subscription	2025	2024
Reserve at beginning of year	$23,084	$31,549
Veterinary invoices during the period related to:
Current year	166,452	151,793
Prior years	1,729	563
Total veterinary invoice expense	168,181	152,356
Amounts paid during the period related to:
Current year	146,976	128,639
Prior years	17,870	24,386
Total paid	164,846	153,025
Non-cash expenses	832	864
Reserve at end of period	$25,587	$30,016

The Company had unfavorable development on veterinary invoice reserves of $1.7 million for the three months ended March 31, 2025, including unfavorable development of $1.2 million attributable to accident year 2024 and unfavorable development of $0.5 million attributable to accident year 2023 and prior. The unfavorable development for accident year 2024 was primarily driven by a slower pattern of claims reported by members than initially anticipated. The unfavorable development for accident year 2023 and prior was driven by higher than expected frequency of claims. Non-cash expenses are primarily comprised of stock-based compensation for employees performing claims processing related duties.

Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Three Months Ended March 31,
Other Business	2025	2024
Reserve at beginning of year	$28,551	$31,690
Veterinary invoices during the period related to:
Current year	83,822	80,876
Prior years	(4,553)	337
Total veterinary invoice expense	79,269	81,213
Amounts paid during the period related to:
Current year	61,307	55,059
Prior years	18,058	25,585
Total paid	79,365	80,644
Non-cash expenses	—	—
Reserve at end of period	$28,455	$32,259

The Company had favorable development on veterinary invoice reserves for the other business segment of $4.6 million for the three months ended March 31, 2025, including favorable development on veterinary invoice reserves of $4.4 million attributable to accident year 2024 and favorable development of $0.2 million attributable to accident year 2023 and prior. The favorable development for all periods was driven by lower frequency and severity than expected.
Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of March 31, 2025
Year of Occurrence
2023 and prior	$541
2024	6,402
2025	18,644
$25,587

Other Business	As of March 31, 2025
Year of Occurrence
2023 and prior	$671
2024	5,269
2025	22,515
$28,455

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
The Credit Facility bears interest at a floating base rate plus an applicable margin. The stated interest rate as of March 31, 2025 was approximately 9.45% for the original $60.0 million term loan and for the aggregate $75.0 million term loans. The Company incurred total debt issuance cost of approximately $5.9 million, which is reported in the consolidated balance sheet as a direct reduction from the carrying amount of the Credit Facility, and is amortized as interest expense over the term of five years.
The Credit Facility is secured by substantially all assets of the Company and its subsidiaries. Proceeds from the Credit Facility may be used for permitted acquisitions and investments, working capital and other general corporate purposes. The Credit Agreement contains financial and other covenants. As of March 31, 2025, the Company was in compliance with all financial and other covenants.
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
Future principal payments on outstanding borrowings as of March 31, 2025 are as follows (in thousands):

Year Ending December 31,	March 31, 2025
2025	$1,012
2026	1,350
2027	72,113
2028	57,125
Total	$131,600

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

	Three Months Ended March 31,
	2025	2024
Veterinary invoice expense	$770	$924
Other cost of revenue	489	466
Technology and development	1,151	1,254
General and administrative	4,528	3,449
New pet acquisition expense	2,892	2,059
Total expensed stock-based compensation	9,830	8,152
Capitalized stock-based compensation	49	206
Total stock-based compensation	$9,879	$8,358
Stock Options
The following table presents information regarding stock options granted, exercised, and forfeited for the period presented:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	347,334	$14.30	$11,775
Granted	—	—	—
Exercised	(78,536)	13.09	1,626
Forfeited	(1,346)	11.87	—
Outstanding as of March 31, 2025	267,452	14.67	6,038

Exercisable as of March 31, 2025	267,452	$14.67	$6,038

As of March 31, 2025, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 1.6 years.
The Company has not granted any new stock options since 2017 and all outstanding options vested prior to January 1, 2022.
Restricted Stock Units
The following table presents information regarding restricted stock units granted, exercised and forfeited for the period presented:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2024	970,739	$37.35
Granted	750,173	45.95
Vested	(233,855)	42.81
Forfeited	(14,767)	36.78
Unvested shares as of March 31, 2025	1,472,290	$40.88

Stock-based compensation expenses of $58.3 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 2.0 years.

10. Stockholders' Equity
Common Stock and Preferred Stock
As of March 31, 2025, the Company had 100,000,000 shares of common stock authorized and 42,775,955 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At March 31, 2025, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the Board), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of the Company's common stock. The Company repurchased no shares during the three months ended March 31, 2025 and 2024, respectively.

11. Accumulated Comprehensive Income (Loss)
A summary of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

For the three months ended March 31, 2025	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2025	$(3,113)	$501	$(2,612)
Other comprehensive income	1,352	545	1,897
Balance as of March 31, 2025	$(1,761)	$1,046	$(715)

For the three months ended March 31, 2024	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2024	$(76)	$479	$403
Other comprehensive loss	(1,332)	(652)	(1,984)
Balance as of March 31, 2024	$(1,408)	$(173)	$(1,581)

12. Segments
The Company has two reporting segments: subscription business and other business. The subscription business segment generates revenue primarily from subscription payments related to the Company's direct-to-consumer products. The other business segment generates revenue from other product offerings, primarily by underwriting policies on behalf of third parties with whom the Company has a business-to-business relationship. The other business segment has, and targets, a lower margin profile than the Company's subscription business segment. The Company does not undertake marketing efforts for these policies and has a business-to-business relationship with these third-parties.
The Company's chief operating decision maker is its Chief Executive Officer. The chief operating decision maker reviews revenue and operating income (loss) to evaluate segment performance. Revenue, veterinary invoice expense, other cost of revenue, and new pet acquisition expenses are generally directly attributed to each segment. Other operating expenses, such as technology and development expense, general and administrative expense, and depreciation and amortization, are generally allocated proportionately based on revenue in each segment. Interest and other expenses and income taxes are not allocated to the segments, nor included in the measure of segment profit or loss. The Company does not analyze discrete segment balance sheet information related to long-term assets.
Operating income (loss) of the Company’s segments was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Subscription business:
Revenue	$233,064	$201,134
Veterinary invoice expense	168,181	152,356
Other cost of revenue	21,664	19,776
Technology and development	5,501	4,573
General and administrative	13,557	9,641
New pet acquisition expense	20,512	16,826
Depreciation and amortization	2,584	2,487
Subscription business operating income (loss)	1,065	(4,525)

Other business:
Revenue	108,911	104,987
Veterinary invoice expense	79,269	81,213
Other cost of revenue	21,758	16,549
Technology and development	2,571	2,387
General and administrative	6,335	5,032
New pet acquisition expense	4	17
Depreciation and amortization	1,207	1,298
Other business operating loss	(2,233)	(1,509)
Loss from investment in joint venture	(305)	(103)
Operating loss	(1,473)	(6,137)
Interest expense	3,211	3,596
Other income, net	(3,240)	(2,843)
Loss before income taxes	$(1,444)	$(6,890)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$285,824	$255,974
Canada and other	56,150	50,147
Total revenue	$341,975	$306,121
Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2025 and December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We provide medical insurance for cats and dogs in the United States, Canada, and certain countries in Continental Europe. Through our data-driven, vertically-integrated approach, we develop and offer high-value medical insurance products, priced to take into account each pet’s unique characteristics and coverage level. Our growing and loyal membership base provides us with highly predictable and recurring revenue.
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
We generate leads for our subscription business segment from a diverse set of member acquisition channels, which we then seek to convert into members through our contact center, website and other direct-to-consumer activities. These channels include leads from third-parties such as veterinarians and referrals from existing members. Veterinary hospitals represent our largest referral source. Our “Territory Partners” create relationships with veterinary hospital teams through face-to-face visits. Territory Partners are dedicated to cultivating direct veterinary relationships and helping those veterinarians understand the benefits of high-quality medical insurance. Veterinarians then educate pet parents, who visit our website or call our contact center to learn more about, and potentially enroll in, a Trupanion product. We also receive a significant number of new leads from existing members adding pets and referring their friends and family members. Our direct-to-consumer acquisition channels serve as important resources for pet owner education and drive new member leads and conversion. We monitor average pet acquisition cost to evaluate the efficiency in acquiring new members and measure effectiveness based on our targeted return on investment.
Our other business segment generates revenue from other product offerings, primarily by underwriting policies on behalf of third parties with whom we generally have a business-to-business relationship. This business segment has, and targets, a lower margin profile than our subscription segment and is not part of our core business strategy. The largest source of revenue within this segment is from our long-standing contractual relationship as an underwriter for Pets Best Insurance Services ("Pets Best"), a third-party insurance provider we have worked with since 2015.

Key Operating Metrics
The following table sets forth total enrolled pets in our subscription and our other business segment and key operating metrics for our subscription business for each of the last eight fiscal quarters.

	Three Months Ended
	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023
Total Business:
Total pets enrolled (at period end)	1,667,637	1,677,570	1,688,903	1,699,643	1,708,017	1,714,473	1,712,177	1,679,659
Subscription Business:
Total subscription pets enrolled (at period end)	1,052,845	1,041,212	1,032,042	1,020,934	1,006,168	991,426	969,322	943,958
Monthly average revenue per pet	$77.53	$76.02	$74.27	$71.72	$69.79	$67.07	$65.82	$64.41
Average pet acquisition cost (PAC)	$267	$261	$243	$231	$207	$217	$212	$236
Average monthly retention	98.28%	98.25%	98.29%	98.34%	98.41%	98.49%	98.55%	98.61%
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
Total subscription pets enrolled. Total subscription pets enrolled reflects the number of pets in active memberships in our subscription business segment at the end of each period presented. We monitor total subscription pets enrolled because it provides an indication of the growth of our subscription business.
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
Average pet acquisition cost. Average pet acquisition cost ("PAC") is calculated as net acquisition cost divided by the total number of new subscription pets enrolled in that period. Net acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as new pet acquisition expense, excluding stock-based compensation expense, other business segment expense, offset by sign-up fee revenue. We exclude stock-based compensation expense because the amount varies from period to period based on number of awards issued and market-based valuation inputs. We offset sign-up fee revenue because it is a one-time charge to some new members collected at the time of enrollment used to partially offset initial setup costs, which are included in new pet acquisition expenses. We exclude other business segment pet acquisition expense because that does not relate to subscription enrollments. We monitor average pet acquisition cost to evaluate the efficiency in acquiring new members and measure effectiveness based on our targeted return on investment.
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of March 31, 2025 is an average of each month’s retention from April 1, 2024 through March 31, 2025. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

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

The following table presents the reconciliation of our non-GAAP financial measures from corresponding GAAP measures for the periods presented (in thousands):

	Three Months Ended
	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023
Veterinary invoice expense	$247,450	$245,663	$238,814	$231,102	$233,569	$217,739	$212,441	$206,738
Less:
Stock-based compensation expense(1)	(763)	(800)	(830)	(843)	(862)	(885)	(870)	(856)
Other business cost of paying veterinary invoices(4)	(79,269)	(85,378)	(82,507)	(75,622)	(81,213)	(77,572)	(72,694)	(72,443)
Subscription cost of paying veterinary invoices (non-GAAP)	$167,418	$159,485	$155,477	$154,637	$151,494	$139,282	$138,877	$133,439
% of subscription revenue	71.8%	70.0%	71.0%	74.1%	75.3%	72.7%	75.9%	77.0%

Other cost of revenue	$43,422	$38,721	$39,263	$43,429	$36,325	$38,054	$38,179	$34,455
Less:
Stock-based compensation expense(1)	(482)	(476)	(536)	(523)	(420)	(386)	(282)	(428)
Other business variable expenses(4)	(21,736)	(17,336)	(18,126)	(23,091)	(16,498)	(19,301)	(20,482)	(17,230)
Subscription variable expenses (non-GAAP)	$21,204	$20,909	$20,601	$19,815	$19,407	$18,367	$17,415	$16,797
% of subscription revenue	9.1%	9.2%	9.4%	9.5%	9.6%	9.6%	9.5%	9.7%

Technology and development expense	$8,072	$8,172	$7,933	$8,190	$6,960	$5,969	$5,302	$5,232
General and administrative expense	19,892	16,828	16,977	15,253	14,673	13,390	12,664	13,136
Less:
Stock-based compensation expense(1)	(5,396)	(5,277)	(5,258)	(4,949)	(4,258)	(3,797)	(3,754)	(3,497)
Non-recurring transaction or restructuring expenses(2)	—	—	—	—	—	—	(8)	(65)
Development expenses(3)	(1,406)	(1,322)	(1,474)	(1,655)	(1,178)	(1,683)	(1,594)	(925)
Fixed expenses (non-GAAP)	$21,162	$18,401	$18,178	$16,839	$16,197	$13,879	$12,610	$13,881
% of total revenue	6.2%	5.5%	5.6%	5.3%	5.3%	4.7%	4.4%	5.1%

New pet acquisition expense	$20,516	$18,354	$18,308	$17,874	$16,843	$17,189	$17,772	$20,769
Less:
Stock-based compensation expense(1)	(2,873)	(1,482)	(1,503)	(2,066)	(1,857)	(1,567)	(1,679)	(1,722)
Other business pet acquisition expense(4)	(3)	(8)	(8)	(10)	(13)	(77)	(10)	(62)
Subscription acquisition cost (non-GAAP)	$17,640	$16,864	$16,797	$15,798	$14,973	$15,545	$16,083	$18,985
% of subscription revenue	7.6%	7.4%	7.7%	7.6%	7.4%	8.1%	8.8%	11.0%
(1)Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.3 million for the three months ended March 31, 2025.
(2) Consists of business acquisition transaction expenses, severance and legal costs due to certain executive departures.
(3) Consists of costs related to product exploration and development that are pre-revenue and historically have been insignificant.
(4) Excludes the portion of stock-based compensation expense attributable to the other business segment.

When determining our PAC, we calculate net acquisition cost for a more comparable metric across periods. Net acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as GAAP new pet acquisition expense, excluding stock-based compensation expense, other business segment expense, and pet acquisition expense for commission-based policies, offset by sign-up fee revenue. We exclude stock-based compensation expense because the amount varies from period to period based on the number of awards issued and market-based valuation inputs. We exclude other business segment pet acquisition expense because it does not relate to subscription enrollments. We exclude pet acquisition expense for commission-based policies because the revenue of these products is earned from commissions from a third-party underwriter, as opposed to the subscription payments earned by the remainder of our subscription business. We offset sign-up fee revenue because it is a one-time charge to some new members collected at the time of enrollment used to partially offset initial setup costs, which are included in new pet acquisition expenses.
The following table reconciles GAAP new pet acquisition expense to non-GAAP net acquisition cost (in thousands) for each of the last eight fiscal quarters:

	Three Months Ended
	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023	Jun. 30, 2023
New pet acquisition expense	$20,516	$18,354	$18,308	$17,874	$16,843	$17,189	$17,772	$20,769
Net of sign-up fee revenue	(1,040)	(906)	(1,100)	(1,036)	(1,019)	(1,035)	(1,084)	(1,189)
Excluding:
Stock-based compensation expense	(2,873)	(1,482)	(1,503)	(2,066)	(1,857)	(1,567)	(1,679)	(1,722)
Other business pet acquisition expense	(3)	(8)	(8)	(10)	(13)	(77)	(10)	(62)
Pet acquisition expense for commission-based policies	(598)	(1,125)	(634)	(754)	(832)	(802)	(826)	(888)
Net acquisition cost	$16,002	$14,833	$15,063	$14,008	$13,122	$13,708	$14,173	$16,908
Components of Operating Results
General
We operate in two reporting segments: subscription business and other business. We generate revenue in our subscription business segment primarily by subscription payments from direct-to-consumer products. We operate our subscription business segment similar to other subscription-based businesses, with a focus on achieving a target margin prior to our pet acquisition expense and acquiring as many pets as possible at our targeted average estimated internal rate of return. Within our subscription business, we also provide "Powered by Trupanion" pet insurance product offerings marketed by third parties, low and medium average revenue per pet products marketed under the brand names Furkin and PHI Direct in Canada, and a Trupanion branded product in Germany and Switzerland. We either directly underwrite or assume full insurance risk for these products through reinsurance arrangements. We provide a full suite of services and support for these products and they are designed to align with the target margin profile of our subscription business segment. Within this segment we also offer products in certain countries in Continental Europe, which are currently underwritten by third parties who pay us commissions that we recognize as revenue. Going forward our intent is to assume full insurance risk for these products, either through direct underwriting or reinsurance arrangements.

Our other business segment generates revenue from other product offerings, primarily by underwriting policies on behalf of third parties with whom we generally have a business-to-business relationship. This business segment has, and targets, a different margin profile than our subscription business and is not part of our core business strategy. The largest source of revenue within this segment is from our long-standing contractual relationship with Pets Best, a third-party insurance provider we have worked with since 2015. Additional products in this segment include the U.S. Department of Veterans Affairs program and employer-sponsored programs.
Revenue
We generate revenue in our subscription business segment primarily from subscription payments for our pet medical insurance. Subscription payments are paid at the beginning of each subscription period. In most cases, our members authorize us to directly charge their credit card, debit card or bank account through automatic funds transfer. Subscription revenue is recognized on a pro rata basis over the policy term. Membership may be canceled at any time without penalty, and we issue a refund for the unused portion of the canceled membership. In addition to subscription payments, we generate a small amount of revenue from charging a one-time sign-up fee to some new members collected at the time of enrollment to partially offset initial setup costs. Sign-up fees are related to Trupanion's obligation to provide insurance coverage and are recognized over the policy term. We also generate a portion of our subscription business segment revenue through commissions earned in our European markets, where policies are currently underwritten by third parties and Trupanion is acting as an insurance broker.
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
Other cost of revenue
Other cost of revenue for the subscription business segment includes direct and indirect member service expenses, Territory Partner fees per member renewal, payment processing fees and premium tax expenses. Other cost of revenue for the other business segment includes the commissions we pay to unaffiliated general agents, costs to administer the programs in the other business segment and premium taxes on the sales in this segment.
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
Gain (loss) from investment in joint venture
Gain (loss) from investment in joint venture consists of the share of income and losses from our equity method investment in a joint venture in Australia, as well as income and expenses associated with administrative services provided to the joint venture. In March 2025, we restructured this relationship from a joint venture to a brand license and services arrangement.
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

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue:
Subscription business	$233,064	$201,134
Other business	108,911	104,987
Total revenue	341,975	306,121
Cost of revenue:
Subscription business	189,845	172,132
Other business	101,027	97,762
Total cost of revenue(1)	290,872	269,894
Operating expenses:
Technology and development(1)	8,072	6,960
General and administrative(1)	19,892	14,673
New pet acquisition expense(1)	20,516	16,843
Depreciation and amortization	3,791	3,785
Total operating expenses	52,271	42,261
Loss from investment in joint venture	(305)	(103)
Operating loss	(1,473)	(6,137)
Interest expense	3,211	3,596
Other (income), net	(3,240)	(2,843)
Loss before income taxes	(1,444)	(6,890)
Income tax (benefit) expense	39	(38)
Net loss	$(1,483)	$(6,852)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue	$1,259	$1,390
Technology and development	1,151	1,254
General and administrative	4,528	3,449
New pet acquisition expense	2,892	2,059
Total stock-based compensation expense	$9,830	$8,152

	Three Months Ended March 31,
	2025	2024
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue	85	88
Operating expenses:
Technology and development	2	2
General and administrative	6	5
New pet acquisition expense	6	6
Depreciation and amortization	1	1
Total operating expenses	15	14
Loss from investment in joint venture	—	—
Operating loss	—	(2)
Interest expense	1	1
Other income, net	(1)	(1)
Loss before income taxes	—	(2)
Income tax (benefit) expense	—	—
Net loss	—%	(2)%

Stock-based compensation expense:	Three Months Ended March 31,
	2025	2024
	(as a percentage of revenue)
Cost of revenue	—%	—%
Technology and development	—	—
General and administrative	1	1
New pet acquisition expense	1	1
Total stock-based compensation expense	2%	2%

	Three Months Ended March 31,
	2025	2024
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%
Subscription business cost of revenue	81	86

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		% Change
	2025	2024
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$233,064	$201,134	16%
Other business	108,911	104,987	4
Total revenue	$341,975	$306,121	12

Percentage of Revenue by Segment:
Subscription business	68%	66%
Other business	32	34
Total revenue	100%	100%

Total pets enrolled (at period end)	1,667,637	1,708,017	(2)
Total subscription pets enrolled (at period end)	1,052,845	1,006,168	5
Monthly average revenue per pet	$77.53	$69.79	11
Average monthly retention	98.28%	98.41%

Three months ended March 31, 2025 compared to three months ended March 31, 2024. Total revenue increased by $35.9 million, or 12%, to $342.0 million for the three months ended March 31, 2025. Revenue from our subscription business segment increased by $31.9 million, or 16%, to $233.1 million for the year ended March 31, 2025. This increase was primarily due to a 11% increase in monthly average revenue per pet and an increase in subscription pet months (the sum of pets enrolled for each month during a period) for policies underwritten by Trupanion. Revenue from our other business segment increased by $3.9 million, or 4%, to $108.9 million for the three months ended March 31, 2025. This increase was primarily driven by an 18% increase in monthly average revenue per pet in this segment, partially offset by a decrease in pet months primarily reflecting the expected run-off of pets we historically insured for Pets Best.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2025	2024
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$168,181	$152,356	10%
Other cost of revenue	21,664	19,776	10
Total cost of revenue	189,845	172,132	10
Other business:
Veterinary invoice expense	79,269	81,213	(2)
Other cost of revenue	21,758	16,549	31
Total cost of revenue	$101,027	$97,762	3

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	72%	76%
Other cost of revenue	9	10
Total cost of revenue	81	86
Other business:
Veterinary invoice expense	73	77
Other cost of revenue	20	16
Total cost of revenue	93	93

Total pets enrolled (at period end)	1,667,637	1,708,017	(2)
Total subscription pets enrolled (at period end)	1,052,845	1,006,168	5

Three months ended March 31, 2025 compared to three months ended March 31, 2024. Total cost of revenue for our subscription business segment increased by $17.7 million, or 10%, to $189.8 million, for the three months ended March 31, 2025. This increase was driven by a $15.8 million, or 10%, increase in veterinary invoice expense and a $1.9 million, or 10%, increase in other cost of revenue. The 10% increase in veterinary invoice expense was driven by a 6% increase in veterinary invoice expense per pet and an increase in total subscription pet months for policies underwritten by Trupanion. The 10% increase in other cost of revenue was primarily due to general increases in costs attributable to growth in our membership and subscription revenue. Subscription business cost of revenue decreased from 86% to 81% of revenue year-over-year.

Total cost of revenue for our other business segment increased by $3.3 million, or 3%, to $101.0 million for the three months ended March 31, 2025. This increase was driven by a $5.2 million, or 31%, increase in other cost of revenue partially offset by a $1.9 million, or 2%, decrease in veterinary invoice expense. The 31% increase in other cost of revenue was primarily driven by increases in managing general agent fees. The 2% decrease in veterinary invoice expense was primarily driven by an 11% increase in veterinary invoice expense per pet, offset by a decrease in pet months in this segment primarily reflecting the expected run-off of pets we historically insured for a third-party. Cost of revenue for the other business segment remained constant at 93% of revenue year-over-year.

Technology and Development Expenses

	Three Months Ended March 31,		% Change
	2025	2024
	(in thousands, except percentages)
Technology and development	$8,072	$6,960	16%
Percentage of total revenue	2%	2%

Three months ended March 31, 2025 compared to three months ended March 31, 2024. Technology and development expenses increased by $1.1 million, or 16%, to $8.1 million for the three months ended March 31, 2025. This increase was primarily due to a $0.6 million increase in general compensation and other employee-related expenses, a $0.4 million reduction in capitalized expenditures related to internally developed software projects launched in early 2024, and a $0.3 million increase in development expense, offset by a $0.2 million decrease in infrastructure-related expenses. Technology and development expenses remained constant at 2% of total revenue year-over-year.
General and Administrative Expenses

	Three Months Ended March 31,		% Change
	2025	2024
	(in thousands, except percentages)
General and administrative	$19,892	$14,673	36%
Percentage of total revenue	6%	5%

Three months ended March 31, 2025 compared to three months ended March 31, 2024. General and administrative expenses increased by $5.2 million, or 36%, to $19.9 million for the three months ended March 31, 2025. This increase was driven by increases of $2.4 million in general compensation and other employee-related expenses, $1.2 million in professional services, and $1.8 million in underwriting fees related to our Canadian business. General and administrative expenses increased from 5% to 6% of total revenue year-over-year.

New Pet Acquisition Expense

	Three Months Ended March 31,		% Change
	2025	2024
	(in thousands, except percentages, pet and per pet data)
New pet acquisition expense	$20,516	$16,843	22%
Percentage of total revenue	6%	6%
Subscription Business:
Total subscription pets enrolled (at period end)	1,052,845	1,006,168	5
Average pet acquisition cost (PAC)	$267	$207	29

Three months ended March 31, 2025 compared to three months ended March 31, 2024. New pet acquisition expenses increased by $3.7 million, or 22%, to $20.5 million for the three months ended March 31, 2025. This increase was primarily driven by increased marketing spend as we have begun deploying more capital to acquire new pets in a disciplined manner. New pet acquisition expense as a percentage of revenue remained constant at 6% as we were able to stay disciplined with our discretionary pet acquisition spend.

Depreciation and Amortization

	Three Months Ended March 31,		% Change
	2025	2024
	(in thousands, except percentages)
Depreciation and amortization	$3,791	$3,785	—%
Percentage of total revenue	1%	1%

Three months ended March 31, 2025 compared to three months ended March 31, 2024. Depreciation and amortization expense remained constant at $3.8 million, or 1% of revenue for the three months ended March 31, 2025.

Total Other Expense (Income), Net

	Three Months Ended March 31,		% Change
	2025	2024
	(in thousands)
Interest expense	$3,211	$3,596	(11)%
Other income, net	(3,240)	(2,843)	14%
Total other (income) expense, net	$(29)	$753	(104)%
Percentage of total revenue	—%	—%
Three months ended March 31, 2025 compared to three months ended March 31, 2024. Total other (income) expense, net, increased by $0.8 million to income of less than $0.1 million for the three months ended March 31, 2025, primarily due to an increase in interest income from our investments and a decrease in interest expense.

Stock-Based Compensation

Three months ended March 31, 2025 compared to three months ended March 31, 2024. Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above. Stock-based compensation expense increased from $8.2 million to $9.8 million for the three months ended March 31, 2025. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants, calculated according to our equity incentive plan.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$15,964	$2,434
Net cash used in investing activities	(8,973)	(2,737)
Net cash used in financing activities	(459)	(286)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash, net	(52)	(313)
Net change in cash, cash equivalents and restricted cash	$6,480	$(902)

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
Most recently, our primary source of liquidity has been cash provided by our operations. We believe our operating cash flow is sufficient to fund our operations and capital requirements for the next 12 months. As we continue to grow and consider strategic opportunities, however, we may explore additional financing to fund our operations and growth or for strategic purposes. Financing could include equity, equity-linked, or debt financing. Additional financing may not be available to us on acceptable terms, or at all. If our capital surplus grows relative to the rate of growth of our business, we may also generate cash for operations and growth, via dividends or other methods, from one or more of our underwriting entities.
As of March 31, 2025, we had $321.8 million in cash, cash equivalents and short-term investments, of which $273.0 million was held by our insurance entities. Outside of insurance entities, we held $48.8 million in cash, cash equivalents and short-term investments with an additional $15.0 million available under our Credit Facility.
In April 2021, our board of directors approved a share repurchase program, pursuant to which we may, between May 2021 and May 2026, repurchase outstanding shares of our common stock. While our board of directors has approved the program, any repurchase activity is subject to quarterly assessment and board approval, based on various factors including available cash, our stock price relative to our estimated intrinsic value, forecasted operating results, and available opportunities to deploy capital. We repurchased no shares under this program during the three months ended March 31, 2025.
Operating Cash Flows
Net cash provided by operating activities was $16.0 million for the three months ended March 31, 2025, compared to $2.4 million for the three months ended March 31, 2024. This increase was primarily driven by improved operating results largely driven by higher revenue, improved Subscription Business margins, and timing differences in other working capital activities. Changes in accounts receivable and deferred revenue were primarily related to annual policies with annual payment terms within our other business segment. Changes in our reserve for veterinary invoices are driven by multiple factors, including ongoing analysis of claims frequency and severity as well as changes in claims inventory at period end.
Investing Cash Flows
Net cash used by investing activities was $9.0 million for the three months ended March 31, 2025, primarily consisting of $40.9 million in purchases of investments, partially offset by $33.2 million in proceeds on maturities and sales of investments, and $1.9 million of capital expenditures mainly related to the development of internal-use software focused on member experience, claims processing and internal policy management improvements. Net cash used in investing activities was $2.7 million for the three months ended March 31, 2024, primarily consisting of $3.1 million of capital expenditures mainly related to the development of internal-use software focused on member experience, claims processing and internal policy management improvements.
Financing Cash Flows
Net cash used by financing activities was $0.5 million for the three months ended March 31, 2025, consisting of $1.0 million in proceeds from the exercise of stock options, partially offset by $0.9 million in shares withheld to satisfy tax withholdings, and $0.3 million in repayments on the Credit Facility. Net cash used in financing activities was $0.3 million for the three months ended March 31, 2024, primarily consisting of $0.3 million in repayments on the Credit Facility.

Long-Term Debt
Our Credit Facility provides us with up to $150.0 million of credit. As of March 31, 2025, we issued term loans totaling $135.0 million under the Credit Facility. The Credit Facility is secured by substantially all of our assets and those of our subsidiaries. Refer to Note 8, Debt, included in Item 1 of Part I of this report, for further details.

Regulation
As of March 31, 2025, our insurance entities collectively held $117.7 million in cash and cash equivalents, to be used for operating expenses of our insurance entities, $155.3 million in short-term investments and $287.6 million in other current assets. The majority of the assets in our insurance entities are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
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
ZPIC Insurance Company ("ZPIC") and GPIC Insurance Company ("GPIC")
In 2021, we established a new wholly-owned U.S. insurance subsidiary, ZPIC, domiciled in Missouri, and in 2022 we established a new wholly-owned insurance subsidiary, GPIC, domiciled in Canada. We formed these insurance subsidiaries to provide us flexibility as to the insurance entity we use to market and write policies. We have funded the required statutory capital to each of these new subsidiaries.
Wyndham Insurance Company (SAC) Limited ("WICL") Segregated Account AX, Wyndham Insurance Company (SAC) Limited Segregated Account Trupanion Germany and Wyndham Insurance Company (SAC) Limited Segregated Account Trupanion Switzerland
WICL is domiciled in Bermuda and regulated by the Bermuda Monetary Authority ("BMA"). WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Accelerant Insurance Company of Canada, formerly known as Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. In March 2025, our parent company received a dividend of $15.6 million from WICL Segregated Account AX as permitted under our agreements with WICL. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Accelerant Insurance Company of Canada, we are required to maintain a Canadian Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of March 31, 2025, the account held CAD $20.4 million.
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

Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, consisting primarily of debt obligations and non-cancellable vendor service agreements. In March 2022, we entered into a credit agreement that provides us with up to $150.0 million of credit, including a $60.0 million initial term loan that was funded at closing and an aggregate $75.0 million of delayed draw term loans funded between December 2022 and September 2023. Refer to Note 8, Debt, included in Item 1 of Part I of this report, for further details, including interest and future principal repayments.

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
There have been no material changes to our critical accounting policies or estimates as compared to those described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative or qualitative disclosures about market risk during the three months ended March 31, 2025. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2025, the disclosure controls and procedures were effective.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to litigation matters and claims arising from the ordinary course of business. Further information with respect to this item may be found in Note 6 of Part 1 Item 1, “Financial Statements (unaudited)”, under the caption, “Legal Proceedings” which information is incorporated herein by reference.

Item 1A. Risk Factors
The Company's business, results of operations, and financial conditions are subject to various risks described in the Company's Annual Report on Form 10-K. There have been no material changes to the risk factors identified in the Company's Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
Pursuant to a marketing agreement between us and a strategic distributor, we agreed to issue shares of our common stock to the distributor as partial consideration for sales made through the distributor’s marketing channels of white-label medical and wellness pet insurance products that we create and administer under the agreement. The number of shares we issue is determined quarterly, based on a percentage of revenue from such product sales divided by the volume weighted average price per share for the preceding quarter or, if lower, for the three months ended December 5, 2021. The shares we issue are subject to various restrictions, including a minimum holding period of two years and customary transfer restrictions for shares acquired in a private placement. During the quarter ended March 31, 2025, we issued 2,449 shares of our common stock to the distributor in respect of product sales that occurred in the quarter ended December 31, 2024. We offered and sold these shares in reliance upon the exemption from the registration set forth under Section 4(a)(2) of the Securities Act, and the regulations promulgated thereunder relating to sales by an issuer not involving any public offering, and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plan
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated, including by modification, a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Trupanion, Inc.	8-K	001-36537	3.1	6/12/2023

3.2	Amended and Restated Bylaws of Trupanion, Inc.	8-K	001-36537	3.2	6/12/2023

10.1	Offer letter, dated August 24, 2023, by and between the Registrant and Fawwad Qureshi.					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

*	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TRUPANION, INC.

Date: May 1, 2025	/s/ Margi Tooth
Margi Tooth Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2025	/s/ Fawwad Qureshi
Fawwad Qureshi Chief Financial Officer (Principal Financial and Accounting Officer)