Form 10-Q
period 2025-06-30
TRUPANION, INC.
filed 2025-08-07
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2025, there were approximately 42,994,675 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRUPANION, INC. Condensed Consolidated Statements of Operations (in thousands, except share data) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$353,557	$314,800	$695,532	$620,921
Cost of revenue:
Veterinary invoice expense(1)	255,580	231,102	503,030	464,671
Other cost of revenue(1)	43,150	43,429	86,572	79,754
Total cost of revenue	298,730	274,531	589,602	544,425
Operating expenses:
Technology and development(1)	8,586	8,190	16,658	15,150
General and administrative(1)	20,122	15,253	40,014	29,926
New pet acquisition expense(1)	19,843	17,874	40,359	34,717
Depreciation and amortization	3,962	4,376	7,753	8,161
Total operating expenses	52,513	45,693	104,784	87,954
Loss from investment in joint venture	—	(47)	(305)	(150)
Operating income (loss)	2,314	(5,471)	841	(11,608)
Interest expense	3,682	3,655	6,893	7,251
Other (income), net	(11,914)	(3,220)	(15,154)	(6,063)
Income (loss) before income taxes	10,546	(5,906)	9,102	(12,796)
Income tax (benefit) expense	1,133	(44)	1,172	(82)
Net income (loss)	$9,413	$(5,862)	$7,930	$(12,714)

Net income (loss) per share:
Basic	$0.22	$(0.14)	$0.19	$(0.30)
Diluted	$0.22	$(0.14)	$0.18	$(0.30)
Weighted average shares of common stock outstanding:
Basic	42,872,153	42,078,271	42,734,426	41,997,683
Diluted	43,325,704	42,078,271	43,544,325	41,997,683

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	$774	$854	$1,544	$1,778
Other cost of revenue	605	541	1,094	1,007
Technology and development	1,470	1,261	2,621	2,515
General and administrative	5,047	3,861	9,575	7,310
New pet acquisition expense	1,560	2,129	4,452	4,188

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$9,413	$(5,862)	$7,930	$(12,714)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,202	(185)	4,554	(1,517)
Net unrealized gain (loss) on available-for-sale investments	170	(5)	715	(657)
Other comprehensive income (loss), net of taxes	3,372	(190)	5,269	(2,174)
Comprehensive income (loss)	$12,785	$(6,052)	$13,199	$(14,888)

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Balance Sheets (in thousands, except share data)
	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$122,742	$160,295
Short-term investments	196,854	147,089
Accounts and other receivables, net of allowance for credit losses of $1,357 at June 30, 2025 and $1,117 at December 31, 2024	292,820	274,031
Prepaid expenses and other assets	16,665	15,912
Total current assets	629,081	597,327
Restricted cash	41,729	39,235
Long-term investments	167	373
Property, equipment, and internal-use software, net	101,785	102,191
Intangible assets, net	26,134	13,177
Other long-term assets	7,904	17,579
Goodwill	40,989	36,971
Total assets	$847,789	$806,853
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,670	$11,532
Accrued liabilities and other current liabilities	37,629	33,469
Reserve for veterinary invoices	52,523	51,635
Deferred revenue	272,120	251,640
Long-term debt - current portion	1,350	1,350
Total current liabilities	372,292	349,626
Long-term debt	113,116	127,537
Deferred tax liabilities	2,007	1,946
Other liabilities	4,920	4,476
Total liabilities	492,335	483,585
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 44,015,958 and 42,987,772 issued and outstanding at June 30, 2025; 43,516,631 and 42,488,445 shares issued and outstanding at December 31, 2024	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	587,289	568,302
Accumulated other comprehensive income (loss)	2,657	(2,612)
Accumulated deficit	(217,958)	(225,888)
Treasury stock, at cost: 1,028,186 shares at June 30, 2025 and December 31, 2024	(16,534)	(16,534)
Total stockholders’ equity	355,454	323,268
Total liabilities and stockholders’ equity	$847,789	$806,853

See accompanying notes to the condensed consolidated financial statements.

Trupanion, Inc. Condensed Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2025	42,775,955	$—	$578,293	$(715)	$(227,371)	$(16,534)	$333,673
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	211,817	—	(469)	—	—	—	(469)
Stock-based compensation expense	—	—	9,465	—	—	—	9,465
Other comprehensive income	—	—	—	3,372	—	—	3,372
Net Income	—	—	—	—	9,413	—	9,413
Balance at June 30, 2025	42,987,772	$—	$587,289	$2,657	$(217,958)	$(16,534)	$355,454

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2024	42,004,619	$—	$544,593	$(1,581)	$(223,107)	$(16,534)	$303,371
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	155,012	—	(243)	—	—	—	(243)
Stock-based compensation expense	—	—	8,772	—	—	—	8,772
Other comprehensive loss	—	—	—	(190)	—	—	(190)
Net loss	—	—	—	—	(5,862)	—	(5,862)
Balance at June 30, 2024	42,159,631	$—	$553,122	$(1,771)	$(228,969)	$(16,534)	$305,848

See accompanying notes to the condensed consolidated financial statements.

Trupanion, Inc. Condensed Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2025	42,488,445	$—	$568,302	$(2,612)	$(225,888)	$(16,534)	$323,268
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	499,327	—	(357)	—	—	—	(357)
Stock-based compensation expense	—	—	19,344	—	—	—	19,344
Other comprehensive income	—	—	—	5,269	—	—	5,269
Net Income	—	—	—	—	7,930	—	7,930
Balance at June 30, 2025	42,987,772	$—	$587,289	$2,657	$(217,958)	$(16,534)	$355,454

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2024	41,858,866	$—	$536,108	$403	$(216,255)	$(16,534)	$303,722
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	300,765	—	(116)	—	—	—	(116)
Stock-based compensation expense	—	—	17,130	—	—	—	17,130
Other comprehensive loss	—	—	—	(2,174)	—	—	(2,174)
Net loss	—	—	—	—	(12,714)	—	(12,714)
Balance at June 30, 2024	42,159,631	$—	$553,122	$(1,771)	$(228,969)	$(16,534)	$305,848

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income (loss)	$7,930	$(12,714)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	7,753	8,161
Stock-based compensation expense	19,286	16,798
Realized gain on nonmonetary exchange of preferred stock investment	(7,783)	—
Other, net	951	(318)
Changes in operating assets and liabilities:
Accounts and other receivables	(18,015)	(18,226)
Prepaid expenses and other assets	(584)	2,297
Accounts payable, accrued liabilities, and other liabilities	990	(1,727)
Reserve for veterinary invoices	697	(2,535)
Deferred revenue	19,764	17,554
Net cash provided by operating activities	30,989	9,290
Investing activities
Purchases of investment securities	(142,000)	(81,249)
Maturities and sales of investment securities	94,264	55,678
Purchases of property, equipment, and internal-use software	(4,904)	(5,945)
Other	1,200	1,062
Net cash used in investing activities	(51,440)	(30,454)
Financing activities
Repayment of debt financing	(15,525)	(675)
Proceeds from exercise of stock options	1,327	471
Shares withheld to satisfy tax withholding	(1,688)	(588)
Other	(460)	(452)
Net cash used in financing activities	(16,346)	(1,244)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	1,738	(463)
Net change in cash, cash equivalents, and restricted cash	(35,059)	(22,871)
Cash, cash equivalents, and restricted cash at beginning of period	199,530	170,464
Cash, cash equivalents, and restricted cash at end of period	$164,471	$147,593
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property, equipment, and internal-use software included in accounts payable and accrued liabilities	$296	$552
Purchase of intellectual property in exchange for preferred stock investment	$14,783	$—
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
The financial data as of December 31, 2024 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on February 27, 2025 ("the 2024 10-K"). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2024 10-K and, for incremental accounting topics in the current period, are described below. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
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
Acquisition of Intellectual Property
The Company’s intellectual property acquisition was determined to be an asset acquisition in accordance with ASC 805-50, Business Combinations. To conclude if a transaction is an asset acquisition, the Company considers if substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets. The Company then considers if the acquired set of assets consist of inputs and processes that contribute to the creation of outputs. The acquired assets are recognized based on their cost to the Company, which includes related transaction costs. The Company allocates the purchase price based on relative fair value of the assets acquired. Refer to Note 4 for further discussion on the Company's acquisition of intellectual property.
Nonmonetary Exchange
The Company accounts for nonmonetary exchanges at fair value. If the transaction lacks commercial substance or fair value is not determinable, the asset received is recorded at the carrying amount of the asset surrendered. The Company evaluates each transaction individually to determine the appropriate accounting treatment.
Accumulated Other Comprehensive Income Reclassifications
The Company’s available-for-sale securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss). Upon realization, through sale or maturity, realized gains and losses are reclassified out of accumulated other comprehensive income. The Company has made a policy election to report the reclassification of accumulated other comprehensive income (loss), net from the beginning to the end of the period within our Statement of Comprehensive Income (Loss) and Note 11, Accumulated Comprehensive Income (Loss).
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, which improves and expands upon annual income tax disclosures, primarily relating to rate reconciliation and income taxes paid information. The ASU is effective for the Company for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09.
In November 2024, the FASB issued ASU 2024-03, which requires public business entities to disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is still evaluating the impact of this ASU on its consolidated financial statements.

2. Net Income (Loss) per Share
Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated using the weighted average number of shares of common stock plus, when dilutive, potential shares of common stock outstanding using the treasury-stock method. Potential shares of common stock outstanding include stock options, and unvested restricted stock units.
The components of basic and diluted earnings per share were as follows (in thousands, except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30, 2025
	2025	2024	2025	2024
Basic earnings per share:
Net income (loss)	$9,413	$(5,862)	$7,930	$(12,714)
Shares used in computation:
Weighted average shares of common stock outstanding	42,872,153	42,078,271	42,734,426	41,997,683
Basic earnings per share	$0.22	$(0.14)	$0.19	$(0.30)

Diluted earnings per share:
Net income (loss)	$9,413	$(5,862)	$7,930	$(12,714)
Shares used in computation:
Weighted average shares of common stock outstanding	42,872,153	42,078,271	42,734,426	41,997,683
Stock options	174,262	—	312,622	—
Restricted stock awards and units	279,289	—	497,277	—
Weighted average number of shares	43,325,704	42,078,271	43,544,325	41,997,683
Diluted earnings per share	$0.22	$(0.14)	$0.18	$(0.30)
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	—	379,436	—	379,436
Restricted stock units	261,559	1,131,801	920,847	1,131,801
3. Investments
Available-for sale securities are classified as short-term versus long-term investments based on whether they represent the investment of funds available for current operations. Currently, all available-for-sale securities are considered short-term in nature. Held-to-maturity securities are classified as short-term versus long-term investments based on their maturity dates. The amortized cost, gross unrealized holding gains and losses, and estimated fair value of long-term and short-term investments by major security type and class of security were as follows as of June 30, 2025 and December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of June 30, 2025
Long-term investments:
Held-to-maturity investments
U.S. treasury securities	$167	$—	$—	$167
	$167	$—	$—	$167
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$87,965	$436	$(30)	$88,371
Mortgage-backed securities and collateralized mortgage obligations	19,316	141	(22)	19,435
Other asset-backed securities	21,131	129	(3)	21,257
Corporate bonds	48,802	567	—	49,369
	$177,214	$1,273	$(55)	$178,432
Held-to-maturity investments
U.S. treasury securities	$10,547	$1	$(9)	$10,539
Certificates of deposit	7,875	—	—	7,875
	$18,422	$1	$(9)	$18,414

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2024
Long-term investments:
Held-to-maturity investments
U.S. treasury securities	$373	$—	$(1)	$372
	$373	$—	$(1)	$372
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$70,175	$318	$(202)	$70,291
Mortgage-backed securities and collateralized mortgage obligations	12,576	80	(60)	12,596
Other asset-backed securities	15,830	134	(8)	15,956
Corporate bonds	35,382	284	(43)	35,623
	$133,963	$816	$(313)	$134,466
Held-to-maturity investments
U.S. treasury securities	$10,591	$16	$(1)	$10,606
Certificates of deposit	2,032	—	—	2,032
	$12,623	$16	$(1)	$12,638

Future maturities of investments classified as available-for-sale and held-to-maturity are as follows (in thousands):

	As of June 30, 2025
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$—	$—
Due after one year through five years	136,767	137,740
Due after five years through ten years	—	—
Due after ten years	—	—
	$136,767	$137,740
Available-for-sale collateralized:
Due under one year	$4,099	$4,114
Due after one year through five years	26,687	26,879
Due after five years through ten years	9,410	9,437
Due after ten years	251	262
	$40,447	$40,692
Held-to-maturity:
Due under one year	$18,422	$18,414
Due after one year through five years	167	167
	$18,589	$18,581

The following tables present the gross unrealized losses and related fair values for the Company's investment in available-for-sale securities, grouped by duration of time in a continuous unrealized loss position as of June 30, 2025 and December 31, 2024 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
As of June 30, 2025
U.S. Treasury securities	$19,962	$(30)	$—	$—	$19,962	$(30)
Mortgage-backed securities and collateralized mortgage obligations	908	(3)	1,151	(19)	2,059	(22)
Other asset-backed securities	1,918	(1)	1,293	(2)	3,211	(3)
Corporate bonds	—	—	—	—	—	—
Total	$22,788	$(34)	$2,444	$(21)	$25,232	$(55)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
As of December 31, 2024
U.S. Treasury securities	$27,769	$(202)	$—	$—	$27,769	$(202)
Mortgage-backed securities and collateralized mortgage obligations	1,538	(20)	1,359	(40)	2,897	(60)
Other asset-backed securities	186	(1)	1,737	(7)	1,923	(8)
Corporate bonds	6,461	(40)	736	(3)	7,197	(43)
Total	$35,954	$(263)	$3,832	$(50)	$39,786	$(313)

Unrealized losses on available-for-sale investments relate to interest rate changes. The Company does not expect material credit losses from its available-for-sale investments, considering the composition of the investment portfolio and the credit rating of these investments. The Company determined it is not likely to, and does not intend to, sell securities currently in a loss position prior to a potential recovery of their cost basis. The Company does not expect material credit losses from its held-to-maturity investments, considering the composition of the investment portfolio and the credit loss history of these investments.
Proceeds from the sales of fixed maturities classified as available-for-sale were $81.2 million and $40.2 million during the six months ended June 30, 2025 and 2024, respectively.
4. Other Investments
Preferred Stock Investment and Nonmonetary Exchange
The Company invested $7.0 million in the preferred stock of a variable interest entity, Baystride, Inc. ("Baystride"), a U.S-based privately held corporation operating in the pet food industry. The Company did not have power over the activities that most significantly impact the economic performance of the entity and was, therefore, not the primary beneficiary. The preferred stock investment in the entity was redeemable and, therefore, was accounted for as an available-for-sale debt security and measured at fair value at each balance sheet date — see Note 5.
During the three months ended June 30, 2025, the Company entered into a purchase agreement for intellectual property developed by Baystride. In exchange for this intellectual property, the Company transferred all of its Baystride preferred stock back to Baystride. The Company concluded that the transaction met the definition of a nonmonetary exchange and an asset acquisition.
The Company determined that the cost to acquire the intellectual property was $14.9 million, which was comprised of the fair value of the Baystride preferred stock relinquished of $14.8 million and direct transaction costs of $0.1 million. The acquired intellectual property has been recorded as a patent within Intangible assets, net on the Company's consolidated balance sheet and will be amortized over a 20-year useful life. The nonmonetary exchange resulted in a gain of $7.8 million, calculated as the difference between the Company's initial $7.0 million investment in Baystride's preferred stock and its $14.8 million fair value on the transaction date. This gain was recorded to Other (income), net within the Company's consolidated statement of operations.
Additionally, the Company has extended a $7.0 million revolving line of credit to Baystride to fund its inventory purchases. Borrowing amounts are subject to limitations based on Baystride’s forecasted revenues and inventory balances. The Company's investment and amounts loaned under the line of credit are recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit, including accrued interest, was $0.4 million and $1.6 million as of June 30, 2025 and December 31, 2024, respectively. The remaining outstanding loan balance was received from Baystride and the line of credit was extinguished in July 2025.
Allowance for Credit Losses
The Company regularly evaluates its investments for expected credit losses. The Company considers past events, current conditions, and reasonable and supportable forecasts in estimating an allowance for credit losses. Additionally, the Company considers the ultimate collection of cash flows from its investments and whether the Company has the intent to sell, or if it is more likely than not the Company would be required to sell the security prior to recovery of its amortized cost. Such evaluations are revised as conditions change and new information becomes available. Based on these considerations, the Company established an allowance for credit losses of $1.7 million in the fourth quarter of 2023 related to its investment in the Baystride preferred stock. There was no change to this allowance during the first six months of 2024, and the credit loss allowance was reversed in the fourth quarter of 2024 as the fair value of the Company's investment in Baystride was determined to have recovered to an amount above the original investment amount. There was no change to the allowance for credit losses during the six months ended June 30, 2025.

5. Fair Value
Fair Value Disclosures - Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of June 30, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$57,309	$57,309	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	19,435	—	19,435	—
Other asset-backed securities	21,257	—	21,257	—
Corporate bonds	49,369	—	49,369	—
U.S. Treasury securities	88,371	—	88,371	—
Total	$235,741	$57,309	$178,432	$—

	As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$91,534	$91,534	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	12,596	—	12,596	—
Other asset-backed securities	15,956	—	15,956	—
Corporate bonds	35,623	—	35,623	—
U.S. Treasury securities	70,291	—	70,291	—
Preferred stock investment	7,916	—	—	7,916
Total	$233,916	$91,534	$134,466	$7,916

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
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the six months ended June 30, 2025 and the year ended December 31, 2024.
The Company's preferred stock investment (see Note 4) was accounted for as an available-for-sale debt security, and measured at fair value at each balance sheet date and as of the transaction date. The estimated fair value of the preferred stock investment was a Level 3 measurement, and was based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. Significant changes in any of these unobservable inputs would result in a change in the fair value measurement.
The following table presents the change in fair value of the Company’s preferred stock investment previously carried at fair value and classified as Level 3 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$7,916	$5,326	$7,916	$5,326
Reversal of cumulative unrealized gain included in other comprehensive income (loss)	(916)	—	(916)	—
Realized gain on nonmonetary exchange of preferred stock investment in Other (income), net	7,783	—	7,783	—
Exchange of preferred stock for intellectual property	(14,783)	—	(14,783)	—
Balance at end of period	$—	$5,326	$—	$5,326
Fair Value Disclosures - Other Assets and Liabilities
The Company's other long-term assets balance also included notes receivable of $3.1 million and $4.3 million as of June 30, 2025 and December 31, 2024, respectively, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at June 30, 2025.
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
7. Reserve for Veterinary Invoices
The reserve for veterinary invoices is an estimate of the future amount the Company will pay for insurance claims that have not been paid prior to the reporting date. The reserve also includes the Company's estimate of related internal processing costs. The reserve estimate involves actuarial projections and is based on management's assessment of facts and circumstances currently known, and assumptions about anticipated claims development patterns. The Company uses generally accepted actuarial methodologies, such as paid loss development methods, in estimating the amount of the reserve for veterinary invoices. The reserve is made for each of the Company's segments, subscription and other business, and is continually refined as the Company receives and pays veterinary invoices. Changes in management's assumptions and estimates may have a relatively large impact on the reserve and associated expense.
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Six Months Ended June 30,
Subscription	2025	2024
Reserve at beginning of year	$23,084	$31,549
Veterinary invoices during the period related to:
Current year	338,923	308,158
Prior years	2,132	(323)
Total veterinary invoice expense	341,055	307,835
Amounts paid during the period related to:
Current year	315,253	282,043
Prior years	21,355	27,668
Total paid	336,608	309,711
Non-cash expenses	1,624	1,737
Reserve at end of period	$25,907	$27,936

The Company had unfavorable development on veterinary invoice reserves of $2.1 million for the six months ended June 30, 2025, including unfavorable development of $1.0 million attributable to accident year 2024 and unfavorable development of $1.1 million attributable to accident year 2023 and prior. The unfavorable development for accident year 2024 was primarily driven by a slower pattern of claims reported by members than initially anticipated. The unfavorable development for accident year 2023 and prior was driven by higher than expected frequency of claims. Non-cash expenses are primarily comprised of stock-based compensation for employees performing claims processing related duties.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Six Months Ended June 30,
Other Business	2025	2024
Reserve at beginning of year	$28,551	$31,690
Veterinary invoices during the period related to:
Current year	167,448	157,764
Prior years	(5,473)	(928)
Total veterinary invoice expense	161,975	156,836
Amounts paid during the period related to:
Current year	143,726	128,171
Prior years	20,184	27,717
Total paid	163,910	155,888
Non-cash expenses	—	—
Reserve at end of period	$26,616	$32,638

The Company had favorable development on veterinary invoice reserves for the other business segment of $5.5 million for the six months ended June 30, 2025, including favorable development on veterinary invoice reserves of $5.3 million attributable to accident year 2024 and favorable development of $0.2 million attributable to accident year 2023 and prior. The favorable development for accident year 2024 was primarily driven by faster reporting patterns of claims than initially anticipated in the fourth quarter of 2024. The favorable development for accident year 2023 and prior was driven by lower frequency and severity than expected.
Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of June 30, 2025
Year of Occurrence
2023 and prior	$243
2024	3,618
2025	22,046
$25,907

Other Business	As of June 30, 2025
Year of Occurrence
2023 and prior	$443
2024	2,451
2025	23,722
$26,616
8. Debt
On March 25, 2022, the Company entered into a credit agreement with Piper Sandler Finance, LLC, acting as the administrative agent, that provides the Company with $150.0 million in credit (the "Credit Facility") consisting of:
(a) an initial term loan in an aggregate principal amount of $60.0 million ("Initial Term Loan"), which was funded at closing;

(b) commitments for delayed draw term loans in an aggregate principal amount not in excess of $75.0 million ("Delayed Draw Term Loans", and together with the Initial Term Loan, the "Term Loans"), which may be drawn from time to time until September 25, 2023. On December 29, 2022, February 17, 2023, and September 21, 2023, the Company borrowed Delayed Draw Term loans of $15.0 million, $35.0 million, and $25.0 million, respectively; and
(c) commitments for revolving loans in an aggregate principal amount at any time outstanding not in excess of $15.0 million (Revolving Loans), which may be drawn at any time prior to March 25, 2027.
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
In June 2025, the Company made a $14.9 million principal repayment on the Initial Term Loan in addition to the 0.25% quarterly mandatory repayment.
The Credit Facility bears interest at a floating base rate plus an applicable margin. The stated interest rate as of June 30, 2025 was approximately 9.45% for the aggregate outstanding term loans. The Company incurred total debt issuance cost of approximately $5.9 million, which is reported in the consolidated balance sheet as a direct reduction from the carrying amount of the Credit Facility and is amortized as interest expense over the term of five years.
The Credit Facility is secured by substantially all assets of the Company and its subsidiaries. Proceeds from the Credit Facility may be used for permitted acquisitions and investments, working capital and other general corporate purposes. The Credit Agreement contains financial and other covenants. As of June 30, 2025, the Company was in compliance with all financial and other covenants.

Future principal payments on outstanding borrowings as of June 30, 2025 are as follows (in thousands):

Year Ending December 31,	As of June 30, 2025
2025	$675
2026	1,350
2027	57,263
2028	57,125
Total	$116,413

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Veterinary invoice expense	$774	$854	$1,544	$1,778
Other cost of revenue	605	541	1,094	1,007
Technology and development	1,470	1,261	2,621	2,515
General and administrative	5,047	3,861	9,575	7,310
New pet acquisition expense	1,560	2,129	4,452	4,188
Total expensed stock-based compensation	9,456	8,646	19,286	16,798
Capitalized stock-based compensation	9	126	58	332
Total stock-based compensation	$9,465	$8,772	$19,344	$17,130

Stock Options
The following table presents information regarding stock options granted, exercised, and forfeited for the period presented:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	347,334	$14.30	$11,775
Granted	—	—	—
Exercised	(106,904)	12.45	2,580
Forfeited	(2,731)	11.18	—
Outstanding as of June 30, 2025	237,699	15.16	9,557

Exercisable as of June 30, 2025	237,669	$15.16	$9,557

As of June 30, 2025, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 1.4 years.
The Company has not granted any new stock options since 2017 and all outstanding options vested prior to January 1, 2022.
Restricted Stock Units
The following table presents information regarding restricted stock units granted, exercised and forfeited for the period presented:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2024	970,739	$37.35
Granted	938,893	45.97
Vested	(436,878)	43.37
Forfeited	(79,187)	34.36
Unvested shares as of June 30, 2025	1,393,567	$41.44

Stock-based compensation expenses of $55.3 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 2.0 years.

10. Stockholders' Equity
Common Stock and Preferred Stock
As of June 30, 2025, the Company had 100,000,000 shares of common stock authorized and 42,987,772 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At June 30, 2025, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the Board), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of the Company's common stock. The Company repurchased no shares during the six months ended June 30, 2025 and 2024, respectively.
11. Accumulated Comprehensive Income (Loss)
A summary of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

For the three months ended June 30, 2025	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of April 1, 2025	$(1,761)	$1,046	$(715)
Other comprehensive income	3,202	170	3,372
Balance as of June 30, 2025	$1,441	$1,216	$2,657

For the three months ended June 30, 2024	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of April 1, 2024	$(1,408)	$(173)	$(1,581)
Other comprehensive loss	(185)	(5)	(190)
Balance as of June 30, 2024	$(1,593)	$(178)	$(1,771)

For the six months ended June 30, 2025	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2025	$(3,113)	$501	$(2,612)
Other comprehensive income	4,554	715	5,269
Balance as of June 30, 2025	$1,441	$1,216	$2,657

For the six months ended June 30, 2024	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2024	$(76)	$479	$403
Other comprehensive loss	(1,517)	(657)	(2,174)
Balance as of June 30, 2024	$(1,593)	$(178)	$(1,771)
In connection with the nonmonetary exchange discussed in Note 4, the Company reclassified $0.9 million of previously unrealized gain from Accumulated other comprehensive income (loss) to Other (income), net during the six months ended June 30, 2025.

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
Operating income (loss) of the Company’s segments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Subscription business:
Revenue	$242,156	$208,618	$475,220	$409,752
Veterinary invoice expense	172,874	155,480	341,055	307,835
Other cost of revenue	22,614	20,260	44,278	40,036
Technology and development	5,881	5,428	11,381	9,998
General and administrative	13,782	10,108	27,339	19,749
New pet acquisition expense	19,768	17,862	40,280	34,688
Depreciation and amortization	2,714	2,900	5,297	5,385
Subscription business operating income (loss)	4,523	(3,420)	5,590	(7,939)

Other business:
Revenue	111,401	106,182	220,312	211,169
Veterinary invoice expense	82,706	75,622	161,975	156,836
Other cost of revenue	20,536	23,169	42,294	39,718
Technology and development	2,705	2,762	5,277	5,152
General and administrative	6,340	5,145	12,675	10,177
New pet acquisition expense	75	12	79	29
Depreciation and amortization	1,248	1,476	2,456	2,776
Other business operating loss	(2,209)	(2,004)	(4,444)	(3,519)
Loss from investment in joint venture	—	(47)	(305)	(150)
Operating income (loss)	2,314	(5,471)	841	(11,608)
Interest expense	3,682	3,655	6,893	7,251
Other (income), net	(11,914)	(3,220)	(15,154)	(6,063)
Income (loss) before income taxes	$10,546	$(5,906)	$9,102	$(12,796)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$293,979	$263,220	$579,803	$519,193
Canada and other	59,578	51,580	115,729	101,728
Total revenue	$353,557	$314,800	$695,532	$620,921
Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2025 and December 31, 2024.

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

Key Operating Metrics
The following tables set forth total enrolled pets in our subscription and our other business segment and key operating metrics for our subscription business for year to date values as well as each of the last eight fiscal quarters.

	Six Months Ended June 30,
	2025	2024
Total Business:
Total pets enrolled (at period end)	1,660,455	1,699,643
Subscription Business:
Total subscription pets enrolled (at period end)	1,066,354	1,020,934
Monthly average revenue per pet	$78.73	$70.76
Average pet acquisition cost (PAC)	$272	$219
Average monthly retention	98.29%	98.34%

	Three Months Ended
	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023
Total Business:
Total pets enrolled (at period end)	1,660,455	1,667,637	1,677,570	1,688,903	1,699,643	1,708,017	1,714,473	1,712,177
Subscription Business:
Total subscription pets enrolled (at period end)	1,066,354	1,052,845	1,041,212	1,032,042	1,020,934	1,006,168	991,426	969,322
Monthly average revenue per pet	$79.93	$77.53	$76.02	$74.27	$71.72	$69.79	$67.07	$65.82
Average pet acquisition cost (PAC)	$276	$267	$261	$243	$231	$207	$217	$212
Average monthly retention	98.29%	98.28%	98.25%	98.29%	98.34%	98.41%	98.49%	98.55%

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
Total subscription pets enrolled. Total subscription pets enrolled reflects the number of pets enrolled in one of the insurance products offered in our subscription business segment at the end of each period presented. We monitor total subscription pets enrolled because it provides an indication of the growth of our subscription business.
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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of June 30, 2025 is an average of each month’s retention from July 1, 2024 through June 30, 2025. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

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

The following tables present the reconciliation of our non-GAAP financial measures from corresponding GAAP measures for year to date values as well as each of the last eight fiscal quarters (in thousands):

	Six Months Ended June 30,
	2025	2024
Veterinary invoice expense	$503,030	$464,671
Less:
Stock-based compensation expense(1)	(1,522)	(1,705)
Other business cost of paying veterinary invoices(2)	(161,975)	(156,836)
Subscription cost of paying veterinary invoices (non-GAAP)	$339,533	$306,130
% of subscription revenue	71.4%	74.7%

Other cost of revenue	$86,572	$79,754
Less:
Stock-based compensation expense(1)	(1,082)	(943)
Other business variable expenses(2)	(42,267)	(39,589)
Subscription variable expenses (non-GAAP)	$43,223	$39,222
% of subscription revenue	9.1%	9.6%

Technology and development expense	$16,658	$15,150
General and administrative expense	40,014	29,926
Less:
Stock-based compensation expense(1)	(11,788)	(9,208)
Development expenses(3)	(2,353)	(2,832)
Fixed expenses (non-GAAP)	$42,531	$33,036
% of total revenue	6.1%	5.3%

New pet acquisition expense	$40,359	$34,717
Less:
Stock-based compensation expense(1)	(4,390)	(3,923)
Other business pet acquisition expense(2)	(77)	(23)
Subscription acquisition cost (non-GAAP)	$35,892	$30,771
% of subscription revenue	7.6%	7.5%
(1) Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.5 million for the six months ended June 30, 2025.
(2) Excludes the portion of stock-based compensation expense attributable to the other business segment. (3) Consists of costs related to product exploration and development that are pre-revenue and historically have been insignificant.

	Three Months Ended
	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023
Veterinary invoice expense	$255,580	$247,450	$245,663	$238,814	$231,102	$233,569	$217,739	$212,441
Less:
Stock-based compensation expense(1)	(758)	(763)	(800)	(830)	(843)	(862)	(885)	(870)
Other business cost of paying veterinary invoices(2)	(82,706)	(79,269)	(85,378)	(82,507)	(75,622)	(81,213)	(77,572)	(72,694)
Subscription cost of paying veterinary invoices (non-GAAP)	$172,116	$167,418	$159,485	$155,477	$154,637	$151,494	$139,282	$138,877
% of subscription revenue	71.1%	71.8%	70.0%	71.0%	74.1%	75.3%	72.7%	75.9%

Other cost of revenue	$43,150	$43,422	$38,721	$39,263	$43,429	$36,325	$38,054	$38,179
Less:
Stock-based compensation expense(1)	(601)	(482)	(476)	(536)	(523)	(420)	(386)	(282)
Other business variable expenses(2)	(20,531)	(21,736)	(17,336)	(18,126)	(23,091)	(16,498)	(19,301)	(20,482)
Subscription variable expenses (non-GAAP)	$22,018	$21,204	$20,909	$20,601	$19,815	$19,407	$18,367	$17,415
% of subscription revenue	9.1%	9.1%	9.2%	9.4%	9.5%	9.6%	9.6%	9.5%

Technology and development expense	$8,586	$8,072	$8,172	$7,933	$8,190	$6,960	$5,969	$5,302
General and administrative expense	20,122	19,892	16,828	16,977	15,253	14,673	13,390	12,664
Less:
Stock-based compensation expense(1)	(6,393)	(5,396)	(5,277)	(5,258)	(4,949)	(4,258)	(3,797)	(3,754)
Non-recurring transaction or restructuring expenses(3)	—	—	—	—	—	—	—	(8)
Development expenses(4)	(946)	(1,406)	(1,322)	(1,474)	(1,655)	(1,178)	(1,683)	(1,594)
Fixed expenses (non-GAAP)	$21,369	$21,162	$18,401	$18,178	$16,839	$16,197	$13,879	$12,610
% of total revenue	6.0%	6.2%	5.5%	5.6%	5.3%	5.3%	4.7%	4.4%

New pet acquisition expense	$19,843	$20,516	$18,354	$18,308	$17,874	$16,843	$17,189	$17,772
Less:
Stock-based compensation expense(1)	(1,516)	(2,873)	(1,482)	(1,503)	(2,066)	(1,857)	(1,567)	(1,679)
Other business pet acquisition expense(2)	(74)	(3)	(8)	(8)	(10)	(13)	(77)	(10)
Subscription acquisition cost (non-GAAP)	$18,253	$17,640	$16,864	$16,797	$15,798	$14,973	$15,545	$16,083
% of subscription revenue	7.5%	7.6%	7.4%	7.7%	7.6%	7.4%	8.1%	8.8%
(1) Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.2 million for the three months ended June 30, 2025.
(2) Excludes the portion of stock-based compensation expense attributable to the other business segment. (3) Consists of business acquisition transaction expenses, severance and legal costs due to certain executive departures.
(4) Consists of costs related to product exploration and development that are pre-revenue and historically have been insignificant.

When determining our PAC, we calculate net acquisition cost for a more comparable metric across periods. Net acquisition cost, a non-GAAP financial measure, is calculated in a reporting period as GAAP new pet acquisition expense, excluding stock-based compensation expense, other business segment expense, and pet acquisition expense for commission-based policies, offset by sign-up fee revenue. We exclude stock-based compensation expense because the amount varies from period to period based on the number of awards issued and market-based valuation inputs. We exclude other business segment pet acquisition expense because it does not relate to subscription enrollments. We exclude pet acquisition expense for commission-based policies because the revenue of these products is earned from commissions from a third party underwriter, as opposed to the subscription payments earned by the remainder of our subscription business. We offset sign-up fee revenue because it is a one-time charge to some new members collected at the time of enrollment used to partially offset initial setup costs, which are included in new pet acquisition expenses.
The following table reconciles GAAP new pet acquisition expense to non-GAAP net acquisition cost (in thousands) for year to date values as well as each of the last eight fiscal quarters:

	Six Months Ended June 30,
	2025	2024
New pet acquisition expense	$40,359	$34,717
Net of sign-up fee revenue	(2,101)	(2,055)
Excluding:
Stock-based compensation expense	(4,390)	(3,923)
Other business pet acquisition expense	(77)	(23)
Pet acquisition expense for commission-based policies	(1,524)	(1,586)
Net acquisition cost	$32,267	$27,130

	Three Months Ended
	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sep. 30, 2023
New pet acquisition expense	$19,843	$20,516	$18,354	$18,308	$17,874	$16,843	$17,189	$17,772
Net of sign-up fee revenue	(1,061)	(1,040)	(906)	(1,100)	(1,036)	(1,019)	(1,035)	(1,084)
Excluding:
Stock-based compensation expense	(1,516)	(2,873)	(1,482)	(1,503)	(2,066)	(1,857)	(1,567)	(1,679)
Other business pet acquisition expense	(74)	(3)	(8)	(8)	(10)	(13)	(77)	(10)
Pet acquisition expense for commission-based policies	(927)	(598)	(1,125)	(634)	(754)	(832)	(802)	(826)
Net acquisition cost	$16,265	$16,002	$14,833	$15,063	$14,008	$13,122	$13,708	$14,173
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

Our other business segment generates revenue from other product offerings, primarily by underwriting policies on behalf of third parties with whom we generally have a business-to-business relationship. This business segment has and targets, a different margin profile than our subscription business and is not part of our core business strategy. The largest source of revenue within this segment is from our long-standing contractual relationship with Pets Best, a third-party insurance provider we have worked with since 2015. Additional products in this segment include the U.S. Department of Veterans Affairs program and employer-sponsored programs.
Revenue
We generate revenue in our subscription business segment primarily from subscription payments for our pet medical insurance. Subscription payments are paid at the beginning of each subscription period. In most cases, our members authorize us to directly charge their credit card, debit card or bank account through automatic funds transfer. Subscription revenue is recognized on a pro rata basis over the policy term. Membership may be canceled at any time without penalty, and we issue a refund for the unused portion of the canceled membership. In addition to subscription payments, we generate a small amount of revenue from charging a one-time sign-up fee collected at the time of new enrollment to partially offset initial setup costs. Sign-up fees are related to Trupanion's obligation to provide insurance coverage and are recognized over the policy term. We also generate a portion of our subscription business segment revenue through commissions earned in our European markets, where policies are currently underwritten by third parties and Trupanion is acting as an insurance broker.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
Subscription business	$242,156	$208,618	$475,220	$409,752
Other business	111,401	106,182	220,312	211,169
Total revenue	353,557	314,800	695,532	620,921
Cost of revenue:
Subscription business	195,488	175,740	385,333	347,871
Other business	103,242	98,791	204,269	196,554
Total cost of revenue(1)	298,730	274,531	589,602	544,425
Operating expenses:
Technology and development(1)	8,586	8,190	16,658	15,150
General and administrative(1)	20,122	15,253	40,014	29,926
New pet acquisition expense(1)	19,843	17,874	40,359	34,717
Depreciation and amortization	3,962	4,376	7,753	8,161
Total operating expenses	52,513	45,693	104,784	87,954
Loss from investment in joint venture	—	(47)	(305)	(150)
Operating income (loss)	2,314	(5,471)	841	(11,608)
Interest expense	3,682	3,655	6,893	7,251
Other (income), net	(11,914)	(3,220)	(15,154)	(6,063)
Income (loss) before income taxes	10,546	(5,906)	9,102	(12,796)
Income tax (benefit) expense	1,133	(44)	1,172	(82)
Net income (loss)	$9,413	$(5,862)	$7,930	$(12,714)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Veterinary invoice expense	$774	$854	$1,544	$1,778
Other cost of revenue	605	541	1,094	1,007
Technology and development	1,470	1,261	2,621	2,515
General and administrative	5,047	3,861	9,575	7,310
New pet acquisition expense	1,560	2,129	4,452	4,188
Total stock-based compensation expense	$9,456	$8,646	$19,286	$16,798

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	84	87	85	88
Operating expenses:
Technology and development	2	3	2	2
General and administrative	6	5	6	5
New pet acquisition expense	6	6	6	6
Depreciation and amortization	1	1	1	1
Total operating expenses	15	15	15	14
Loss from investment in joint venture	—	—	—	—
Operating income (loss)	1	(2)	—	(2)
Interest expense	(1)	(1)	(1)	(1)
Other (income), net	3	1	2	1
Income (loss) before income taxes	3	(2)	1	(2)
Income tax (benefit) expense	—	—	—	—
Net income (loss)	3%	(2)%	1%	(2)%

Stock-based compensation expense:	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(as a percentage of revenue)
Veterinary invoice expense	—%	—%	—%	—%
Other cost of revenue	—	—	—	—
Technology and development	—	—	—	—
General and administrative	1	1	1	1
New pet acquisition expense	—	1	1	1
Total stock-based compensation expense	1%	3%	2%	3%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	81	84	81	85

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$242,156	$208,618	16%	$475,220	$409,752	16%
Other business	111,401	106,182	5	220,312	211,169	4
Total revenue	$353,557	$314,800	12	$695,532	$620,921	12

Percentage of Revenue by Segment:
Subscription business	68%	66%		68%	66%
Other business	32	34		32	34
Total revenue	100%	100%		100%	100%

Total pets enrolled (at period end)	1,660,455	1,699,643	(2)	1,660,455	1,699,643	(2)
Total subscription pets enrolled (at period end)	1,066,354	1,020,934	4	1,066,354	1,020,934	4
Monthly average revenue per pet	$79.93	$71.72	11	$78.73	$70.76	11
Average monthly retention	98.29%	98.34%		98.29%	98.34%

Three months ended June 30, 2025 compared to three months ended June 30, 2024. Total revenue increased by $38.8 million, or 12%, to $353.6 million for the three months ended June 30, 2025. Revenue from our subscription business segment increased by $33.5 million, or 16%, to $242.2 million for the three months ended June 30, 2025. This increase was primarily due to an 11% increase in monthly average revenue per pet and an increase in subscription pet months (the sum of pets enrolled for each month during a period) for policies underwritten by Trupanion. Revenue from our other business segment increased by $5.2 million, or 5%, to $111.4 million for the three months ended June 30, 2025. This increase was primarily driven by a 20% increase in monthly average revenue per pet in this segment, partially offset by a decrease in pet months primarily reflecting the expected run-off of pets we historically insured for Pets Best.

Six months ended June 30, 2025 compared to six months ended June 30, 2024. Total revenue increased by $74.6 million, or 12%, to $695.5 million for the six months ended June 30, 2025. Revenue from our subscription business segment increased by $65.5 million, or 16%, to $475.2 million for the six months ended June 30, 2025. This increase was primarily due to an 11% increase in monthly average revenue per pet and an increase in subscription pet months (the sum of pets enrolled for each month during a period) for policies underwritten by Trupanion. Revenue from our other business segment increased by $9.1 million, or 4%, to $220.3 million for the six months ended June 30, 2025. This increase was primarily driven by a 19% increase in monthly average revenue per pet in this segment, partially offset by a decrease in pet months primarily reflecting the expected run-off of pets we historically insured for Pets Best.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$172,874	$155,480	11%	$341,055	$307,835	11%
Other cost of revenue	22,614	20,260	12	44,278	40,036	11
Total cost of revenue	195,488	175,740	11	385,333	347,871	11
Other business:
Veterinary invoice expense	82,706	75,622	9	161,975	156,836	3
Other cost of revenue	20,536	23,169	(11)	42,294	39,718	6
Total cost of revenue	$103,242	$98,791	5%	$204,269	$196,554	4%

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	72%	75%		72%	75%
Other cost of revenue	9	10		9	10
Total cost of revenue	81	84		81	85
Other business:
Veterinary invoice expense	74	71		74	74
Other cost of revenue	19	22		19	19
Total cost of revenue	93%	93%		93%	93%

Total pets enrolled (at period end)	1,660,455	1,699,643	(2)	1,660,455	1,699,643	(2)
Total subscription pets enrolled (at period end)	1,066,354	1,020,934	4	1,066,354	1,020,934	4

Three months ended June 30, 2025 compared to three months ended June 30, 2024. Total cost of revenue for our subscription business segment increased by $19.7 million, or 11%, to $195.5 million, for the three months ended June 30, 2025. This increase was driven by a $17.4 million, or 11%, increase in veterinary invoice expense and a $2.3 million, or 12%, increase in other cost of revenue. The 11% increase in veterinary invoice expense was driven by a 7% increase in veterinary invoice expense per pet and an increase in total subscription pet months for policies underwritten by Trupanion. The 12% increase in other cost of revenue was primarily due to general increases in costs attributable to growth in our membership and subscription revenue. Subscription business cost of revenue decreased from 84% to 81% of revenue year-over-year primarily due to growth in subscription revenue outpacing growth in subscription veterinary invoice expense.

Total cost of revenue for our other business segment increased by $4.5 million, or 5%, to $103.2 million for the three months ended June 30, 2025. This increase was driven by a $7.1 million, or 9%, increase in veterinary invoice expense, partially offset by a $2.6 million, or 11%, decrease in other cost of revenue. The 9% increase in veterinary invoice expense was primarily driven by a 25% increase in veterinary invoice expense per pet, partially offset by a decrease in pet months in this segment primarily reflecting the expected run-off of pets we historically insured for Pets Best. Cost of revenue for the other business segment remained constant at 93% of revenue year-over-year.

Six months ended June 30, 2025 compared to six months ended June 30, 2024. Total cost of revenue for our subscription business segment increased by $37.5 million, or 11%, to $385.3 million, for the six months ended June 30, 2025. This increase was driven by a $33.2 million, or 11%, increase in veterinary invoice expense and a $4.2 million, or 11%, increase in other cost of revenue. The 11% increase in veterinary invoice expense was driven by a 6% increase in veterinary invoice expense per pet and an increase in total subscription pet months for policies underwritten by Trupanion. The 11% increase in other cost of revenue was primarily due to general increases in costs attributable to growth in our membership and subscription revenue.

Subscription business cost of revenue decreased from 85% to 81% of revenue year-over-year primarily due to growth in subscription revenue outpacing growth in subscription veterinary invoice expense.

Total cost of revenue for our other business segment increased by $7.7 million, or 4%, to $204.3 million for the six months ended June 30, 2025. This increase was driven by a $5.1 million, or 3%, increase in veterinary invoice expense and a $2.6 million, or 6% increase in other cost of revenue. The 3% increase in veterinary invoice expense was primarily driven by a 18% increase in veterinary invoice expense per pet, partially offset by a decrease in pet months in this segment primarily reflecting the expected run-off of pets we historically insured for Pets Best. Cost of revenue for the other business segment remained constant at 93% of revenue year-over-year.

Technology and Development Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
	(in thousands, except percentages)			(in thousands, except percentages)
Technology and development	$8,586	$8,190	5%	$16,658	$15,150	10%
Percentage of total revenue	2%	3%		2%	2%
Three months ended June 30, 2025 compared to three months ended June 30, 2024. Technology and development expenses increased by $0.4 million, or 5%, to $8.6 million for the three months ended June 30, 2025. This increase was primarily due to a $1.0 million increase in general compensation and other employee-related expenses and a $0.2 million reduction in capitalized expenditures related to internally developed software projects, partially offset by a $0.6 million decrease in development expense and a $0.2 million decrease in infrastructure-related expenses. Technology and development expenses decreased from 3% to 2% of total revenue year-over-year.
Six months ended June 30, 2025 compared to six months ended June 30, 2024. Technology and development expenses increased by $1.5 million, or 10%, to $16.7 million for the six months ended June 30, 2025. This increase was primarily due to a $1.6 million increase in general compensation and other employee-related expenses, a $0.5 million reduction in capitalized expenditures related to internally developed software projects and a $0.2 million increase in professional services, partially offset a $0.3 million decrease in development expense and a $0.4 million decrease in infrastructure-related expenses. Technology and development expenses remained constant at 2% of total revenue year-over-year.
General and Administrative Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
	(in thousands, except percentages)			(in thousands, except percentages)
General and administrative	$20,122	$15,253	32%	$40,014	$29,926	34%
Percentage of total revenue	6%	5%		6%	5%

Three months ended June 30, 2025 compared to three months ended June 30, 2024. General and administrative expenses increased by $4.9 million, or 32%, to $20.1 million for the three months ended June 30, 2025. This increase was driven by increases of $4.3 million in general compensation and other employee-related expenses and $1.5 million in underwriting fees related to our Canadian business, partially offset by a decrease of $0.8 million in professional services. General and administrative expenses increased from 5% to 6% of total revenue year-over-year.
Six months ended June 30, 2025 compared to six months ended June 30, 2024. General and administrative expenses increased by $10.1 million, or 34%, to $40.0 million for the six months ended June 30, 2025. This increase was driven by increases of $6.7 million in general compensation and other employee-related expenses and $3.4 million in underwriting fees related to our Canadian business. General and administrative expenses increased from 5% to 6% of total revenue year-over-year.

New Pet Acquisition Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
	(in thousands, except percentages, pet and per pet data)			(in thousands, except percentages, pet and per pet data)
New pet acquisition expense	$19,843	$17,874	11%	$40,359	$34,717	16%
Percentage of total revenue	6%	6%		6%	6%
Subscription Business:
Total subscription pets enrolled (at period end)	1,066,354	1,020,934	4	1,066,354	1,020,934	4
Average pet acquisition cost (PAC)	$276	$231	19	$272	$219	24

Three months ended June 30, 2025 compared to three months ended June 30, 2024. New pet acquisition expenses increased by $2.0 million, or 11%, to $19.8 million for the three months ended June 30, 2025. This increase was primarily driven by increased marketing spend as we have begun deploying more capital to acquire new pets in a disciplined manner. New pet acquisition expense as a percentage of revenue remained constant at 6% as we were able to stay disciplined with our discretionary pet acquisition spend.
Six months ended June 30, 2025 compared to six months ended June 30, 2024. New pet acquisition expenses increased by $5.6 million, or 16%, to $40.4 million for the six months ended June 30, 2025. This increase was primarily driven by increased marketing spend as we have begun deploying more capital to acquire new pets in a disciplined manner. New pet acquisition expense as a percentage of revenue remained constant at 6% as we were able to stay disciplined with our discretionary pet acquisition spend.

Depreciation and Amortization

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
	(in thousands, except percentages)			(in thousands, except percentages)
Depreciation and amortization	$3,962	$4,376	(9)%	$7,753	$8,161	(5)%
Percentage of total revenue	1%	1%		1%	1%
Three months ended June 30, 2025 compared to three months ended June 30, 2024. Depreciation and amortization expense decreased by $0.4 million, or 9%, to $4.0 million for the three months ended June 30, 2025, primarily driven by fewer internally developed software projects placed in-service during the period.
Six months ended June 30, 2025 compared to six months ended June 30, 2024. Depreciation and amortization expense decreased by $0.4 million, or 5%, to $7.8 million for the six months ended June 30, 2025, primarily driven by by fewer internally developed software projects placed in-service during the period.

Total Other (Income) Expense, Net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
	(in thousands, except percentages)			(in thousands, except percentages)
Interest expense	$3,682	$3,655	1%	$6,893	$7,251	(5)%
Other (income), net	(11,914)	(3,220)	270	(15,154)	(6,063)	150
Total other (income) expense, net	$(8,232)	$435	(1,992)	$(8,261)	$1,188	(795)
Percentage of total revenue	(2)%	—%		(1)%	—%

Three months ended June 30, 2025 compared to three months ended June 30, 2024. Total other (income) expense, net increased by $8.6 million from expense of $0.4 million to income of $8.2 million for the three months ended June 30, 2025, primarily due to a $7.8 million realized gain on the nonmonetary exchange of our Baystride preferred stock investment for intellectual property developed by Baystride.
Six months ended June 30, 2025 compared to six months ended June 30, 2024. Total other (income) expense, net increased by $9.5 million from expense of $1.2 million to income of $8.3 million for the six months ended June 30, 2025, primarily due to a $7.8 million realized gain on the nonmonetary exchange of our Baystride preferred stock investment for intellectual property developed by Baystride. Additionally, total other (income) expense, net includes an increase in interest income from our investments and a decrease in interest expense.
Stock-Based Compensation
Three months ended June 30, 2025 compared to three months ended June 30, 2024. Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above. Stock-based compensation expense increased from $8.6 million to $9.5 million for the three months ended June 30, 2025. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants, calculated according to our equity incentive plan.
Six months ended June 30, 2025 compared to six months ended June 30, 2024. Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above. Stock-based compensation expense increased from $16.8 million to $19.3 million for the six months ended June 30, 2025. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants, calculated according to our equity incentive plan.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$30,989	$9,290
Net cash used in investing activities	(51,440)	(30,454)
Net cash used in financing activities	(16,346)	(1,244)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	1,738	(463)
Net change in cash, cash equivalents, and restricted cash	$(35,059)	$(22,871)

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
Most recently, our primary source of liquidity has been cash provided by our operations. We believe our operating cash flow is sufficient to fund our operations and capital requirements for the next 12 months. As we continue to grow and consider strategic opportunities, however, we may explore additional financing to fund our operations and growth or for strategic purposes. Financing could include equity, equity-linked, or debt financing. Additional financing may not be available to us on acceptable terms, or at all. If our capital surplus grows relative to the rate of growth of our business, we may also generate cash for operations and growth via dividends or other methods, from one or more of our underwriting entities.
As of June 30, 2025, we had $319.6 million in cash, cash equivalents and short-term investments, of which $266.3 million was held by our insurance entities. Outside of insurance entities, we held $53.3 million in cash, cash equivalents and short-term investments with an additional $15.0 million available under our Credit Facility.
In April 2021, our board of directors approved a share repurchase program, pursuant to which we may, between May 2021 and May 2026, repurchase outstanding shares of our common stock. While our board of directors has approved the program, any repurchase activity is subject to quarterly assessment and board approval, based on various factors including available cash, our stock price relative to our estimated intrinsic value, forecasted operating results, and available opportunities to deploy capital. We repurchased no shares under this program during the six months ended June 30, 2025.
Operating Cash Flows
Net cash provided by operating activities was $31.0 million for the six months ended June 30, 2025, compared to $9.3 million for the six months ended June 30, 2024. This increase was primarily driven by improved operating results, largely driven by higher revenue and improved Subscription Business margins, and timing differences in other working capital activities. Changes in accounts receivable and deferred revenue were primarily related to annual policies with annual payment terms within our Other Business segment. Changes in our reserve for veterinary invoices are driven by multiple factors, including ongoing analysis of claims frequency and severity as well as changes in claims inventory at period end.
Investing Cash Flows
Net cash used in investing activities was $51.4 million for the six months ended June 30, 2025, primarily consisting of purchases of investment securities of $142.0 million as well as $4.9 million of capital expenditures primarily related to the development of internal-use software focused on member experience, claims processing and internal policy management improvements, partially offset by $94.3 million in sales and maturities of investment securities. Net cash used in investing activities was $30.5 million for the six months ended June 30, 2024, primarily consisting of $81.2 million in purchases of investments as well as $5.9 million of capital expenditures primarily related to the development of internal-use software focused on member experience, claims processing and internal policy management improvements, partially offset by $55.7 million in sales and maturities of investment securities.
Financing Cash Flows
Net cash used in financing activities was $16.3 million for the six months ended June 30, 2025, primarily consisting of $15.5 million in repayments on the Credit Facility. Net cash used in financing activities was $1.2 million for the six months ended June 30, 2024, primarily consisting of $0.7 million in repayments on the Credit Facility.
Long-Term Debt
Our Credit Facility provides us with up to $150.0 million of credit. As of June 30, 2025, we have outstanding term loans totaling $116.4 million under the Credit Facility. The Credit Facility is secured by substantially all of our assets and those of our subsidiaries. In June 2025, we made a $14.9 million principal repayment on the Initial Term Loan. Refer to Note 8, Debt, included in Item 1 of Part I of this report, for further details.

Regulation
As of June 30, 2025, our insurance entities collectively held $69.5 million in cash and cash equivalents, to be used for operating expenses of our insurance entities, $196.8 million in short-term investments and $288.5 million in other current assets. The majority of the assets in our insurance entities are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
American Pet Insurance Company ("APIC")
The majority of our investments are held by our insurance entities to satisfy risk-based capital requirements of our regulators based on requirements published by the National Association of Insurance Commissioners ("NAIC"). The NAIC requirements provide a method for analyzing the minimum amount of risk-based capital (statutory capital and surplus plus other adjustments) appropriate for an insurance company to support its overall business operations, taking into account the risk characteristics of the company’s assets, liabilities and certain other items. An insurance company found to have insufficient statutory capital based on its risk-based capital ratio may be subject to varying levels of additional regulatory oversight depending on the level of capital inadequacy. APIC must hold certain capital amounts in order to comply with the statutory regulations and, therefore, we cannot use these amounts for general operating purposes without regulatory approval. As our business grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements will also increase, though risk-based capital requirements also take our overall rate of growth into consideration. Recently, our other business segment growth has slowed and, currently, we expect that to continue, which would reduce capital requirements. In May 2025, APIC distributed an extraordinary dividend of $26.0 million to Trupanion, Inc.
ZPIC Insurance Company ("ZPIC") and GPIC Insurance Company ("GPIC")
In 2021, we established a new wholly-owned U.S. insurance subsidiary, ZPIC, domiciled in Missouri, and in 2022 we established a new wholly-owned insurance subsidiary, GPIC, domiciled in Canada. In 2025, we began underwriting an immaterial amount of business, which is expected to increase in the future, generated by GPIC. We formed these insurance subsidiaries to provide us flexibility as to the insurance entity we use to market and write policies. We have funded the required statutory capital to each of these new subsidiaries.
Wyndham Insurance Company (SAC) Limited ("WICL") Segregated Account AX, Wyndham Insurance Company (SAC) Limited Segregated Account Trupanion Germany and Wyndham Insurance Company (SAC) Limited Segregated Account Trupanion Switzerland
WICL is domiciled in Bermuda and regulated by the Bermuda Monetary Authority ("BMA"). WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Accelerant Insurance Company of Canada, formerly known as Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. Trupanion, Inc. received dividends of $15.6 million and $7.0 million from WICL Segregated Account AX in March and July 2025, respectively, as permitted under our agreements with WICL. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Accelerant Insurance Company of Canada, we are required to maintain a Canadian Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of June 30, 2025, the account held CAD $21.9 million.
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

Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, consisting primarily of debt obligations and non-cancellable vendor service agreements. In March 2022, we entered into a credit agreement that provides us with up to $150.0 million of credit, including a $60.0 million Initial Term Loan that was funded at closing and an aggregate $75.0 million of delayed draw term loans funded between December 2022 and September 2023. In June 2025, we made a $14.9 million principal repayment on the Initial Term Loan. Refer to Note 8, Debt, included in Item 1 of Part I of this report, for further details, including interest and future principal repayments.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative or qualitative disclosures about market risk during the first six months ended June 30, 2025. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2025, the disclosure controls and procedures were effective.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to litigation matters and claims arising from the ordinary course of business. Further information with respect to this item may be found in Note 6 of Part 1 Item 1, "Financial Statements (unaudited)", under the caption, "Legal Proceedings" which information is incorporated herein by reference.
Item 1A. Risk Factors
Our business, results of operations, and financial conditions are subject to various risks described in our Annual Report on Form 10-K. There have been no material changes to the risk factors identified in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
Pursuant to a marketing agreement between us and a strategic distributor, we agreed to issue shares of our common stock to the distributor as partial consideration for sales made through the distributor’s marketing channels of white-label medical and wellness pet insurance products that we create and administer under the agreement. The number of shares we issue is determined quarterly, based on a percentage of revenue from such product sales divided by the volume weighted average price per share for the preceding quarter or, if lower, for the three months ended December 5, 2021. The shares we issue are subject to various restrictions, including a minimum holding period of two years and customary transfer restrictions for shares acquired in a private placement. During the quarter ended June 30, 2025, we issued 3,571 shares of our common stock to the distributor in respect of product sales that occurred in the quarter ended March 31, 2025. We offered and sold these shares in reliance upon the exemption from the registration set forth under Section 4(a)(2) of the Securities Act, and the regulations promulgated thereunder relating to sales by an issuer not involving any public offering, and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plan
On May 19, 2025, Fawwad Qureshi, our Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1 to sell up to 49,561 shares of our common stock over a period ending on August 31, 2026, subject to certain conditions.
On June 5, 2025, Margi Tooth, our President, Chief Executive Officer, and member of the board terminated the trading plan dated November 29, 2024, which authorized the sale of up to 2,294 shares of our common stock and the ability to exercise and sell up to 40,000 options to purchase our common stock over a period ending on December 17, 2025, subject to certain conditions.
On June 6, 2025, Margi Tooth adopted a trading plan intended to satisfy Rule 10b5-1 to sell up to 9,253 shares of our common stock and exercise and sell up to 28,000 options to purchase shares of our common stock over a period ending on December 31, 2025, subject to certain conditions.
During the three months ended June 30, 2025, no other director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, or terminated, including by modification, a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

TRUPANION, INC.

Date: August 7, 2025	/s/ Margi Tooth
Margi Tooth Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	/s/ Fawwad Qureshi
Fawwad Qureshi Chief Financial Officer (Principal Financial and Accounting Officer)