Form 10-Q
period 2025-09-30
TRUPANION, INC.
filed 2025-11-06
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 30, 2025, there were approximately 43,198,164 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRUPANION, INC. Condensed Consolidated Statements of Operations (in thousands, except share data) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$366,920	$327,456	$1,062,452	$948,377
Cost of revenue:
Veterinary invoice expense(1)	263,127	238,814	766,157	703,485
Other cost of revenue(1)	43,739	39,263	130,311	119,017
Total cost of revenue	306,866	278,077	896,468	822,502
Operating expenses:
Technology and development(1)	9,887	7,933	26,545	23,083
General and administrative(1)	18,311	16,977	58,325	46,903
New pet acquisition expense(1)	21,946	18,308	62,305	53,025
Depreciation and amortization	4,051	4,381	11,804	12,542
Total operating expenses	54,195	47,599	158,979	135,553
Loss from investment in joint venture	—	(34)	(305)	(184)
Operating income (loss)	5,859	1,746	6,700	(9,862)
Interest expense	2,790	3,820	9,683	11,071
Other (income), net	(3,530)	(3,538)	(18,684)	(9,601)
Income (loss) before income taxes	6,599	1,464	15,701	(11,332)
Income tax (benefit) expense	726	39	1,898	(43)
Net income (loss)	$5,873	$1,425	$13,803	$(11,289)

Net income (loss) per share:
Basic	$0.14	$0.03	$0.32	$(0.27)
Diluted	$0.13	$0.03	$0.32	$(0.27)
Weighted average shares of common stock outstanding:
Basic	43,076,695	42,233,903	42,849,769	42,076,998
Diluted	43,562,132	42,822,505	43,550,326	42,076,998

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	$677	$847	$2,221	$2,625
Other cost of revenue	585	554	1,679	1,561
Technology and development	1,705	1,259	4,326	3,774
General and administrative	4,971	4,125	14,546	11,435
New pet acquisition expense	1,561	1,555	6,013	5,743

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Statements of Comprehensive Income (Loss) (in thousands) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$5,873	$1,425	$13,803	$(11,289)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,423)	2,805	3,131	1,288
Net unrealized gain on available-for-sale investments	145	2,209	860	1,552
Other comprehensive income (loss), net of taxes	(1,278)	5,014	3,991	2,840
Comprehensive income (loss)	$4,595	$6,439	$17,794	$(8,449)

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Balance Sheets (in thousands, except share data)
	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$154,773	$160,295
Short-term investments	193,761	147,089
Accounts and other receivables, net of allowance for credit losses of $1,595 at September 30, 2025 and $1,117 at December 31, 2024	302,534	274,031
Prepaid expenses and other assets	16,963	15,912
Total current assets	668,031	597,327
Restricted cash	34,136	39,235
Long-term investments	981	373
Property, equipment, and internal-use software, net	104,683	102,191
Intangible assets, net	24,772	13,177
Other long-term assets	7,186	17,579
Goodwill	40,384	36,971
Total assets	$880,173	$806,853
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,760	$11,532
Accrued liabilities and other current liabilities	43,577	33,469
Reserve for veterinary invoices	53,972	51,635
Deferred revenue	279,713	251,640
Long-term debt - current portion	750	1,350
Total current liabilities	390,772	349,626
Long-term debt	113,790	127,537
Deferred tax liabilities	2,252	1,946
Other liabilities	4,797	4,476
Total liabilities	511,611	483,585
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 44,220,625 and 43,192,339 issued and outstanding at September 30, 2025; 43,516,631 and 42,488,445 shares issued and outstanding at December 31, 2024	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	595,802	568,302
Accumulated other comprehensive income (loss)	1,379	(2,612)
Accumulated deficit	(212,085)	(225,888)
Treasury stock, at cost: 1,028,186 shares at September 30, 2025 and December 31, 2024	(16,534)	(16,534)
Total stockholders’ equity	368,562	323,268
Total liabilities and stockholders’ equity	$880,173	$806,853

See accompanying notes to the condensed consolidated financial statements.

Trupanion, Inc. Condensed Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2025	42,987,772	$—	$587,289	$2,657	$(217,958)	$(16,534)	$355,454
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	204,567	—	(1,099)	—	—	—	(1,099)
Stock-based compensation expense	—	—	9,612	—	—	—	9,612
Other comprehensive loss	—	—	—	(1,278)	—	—	(1,278)
Net Income	—	—	—	—	5,873	—	5,873
Balance at September 30, 2025	43,192,339	$—	$595,802	$1,379	$(212,085)	$(16,534)	$368,562

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2024	42,159,631	$—	$553,122	$(1,771)	$(228,969)	$(16,534)	$305,848
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	181,064	—	(545)	—	—	—	(545)
Stock-based compensation expense	—	—	8,433	—	—	—	8,433
Other comprehensive income	—	—	—	5,014	—	—	5,014
Net income	—	—	—	—	1,425	—	1,425
Balance at September 30, 2024	42,340,695	$—	$561,010	$3,243	$(227,544)	$(16,534)	$320,175

See accompanying notes to the condensed consolidated financial statements.

Trupanion, Inc. Condensed Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2025	42,488,445	$—	$568,302	$(2,612)	$(225,888)	$(16,534)	$323,268
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	703,894	—	(1,456)	—	—	—	(1,456)
Stock-based compensation expense	—	—	28,956	—	—	—	28,956
Other comprehensive income	—	—	—	3,991	—	—	3,991
Net Income	—	—	—	—	13,803	—	13,803
Balance at September 30, 2025	43,192,339	$—	$595,802	$1,379	$(212,085)	$(16,534)	$368,562

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2024	41,858,866	$—	$536,108	$403	$(216,255)	$(16,534)	$303,722
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	481,829	—	(661)	—	—	—	(661)
Stock-based compensation expense	—	—	25,563	—	—	—	25,563
Other comprehensive income	—	—	—	2,840	—	—	2,840
Net loss	—	—	—	—	(11,289)	—	(11,289)
Balance at September 30, 2024	42,340,695	$—	$561,010	$3,243	$(227,544)	$(16,534)	$320,175

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income (loss)	$13,803	$(11,289)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	11,804	12,542
Stock-based compensation expense	28,785	25,138
Realized gain on nonmonetary exchange of preferred stock investment	(7,783)	—
Other, net	1,164	(453)
Changes in operating assets and liabilities:
Accounts and other receivables	(27,927)	(22,020)
Prepaid expenses and other assets	(540)	2,398
Accounts payable, accrued liabilities, and other liabilities	11,017	(350)
Reserve for veterinary invoices	2,235	(6,469)
Deferred revenue	27,668	25,088
Net cash provided by operating activities	60,226	24,585
Investing activities
Purchases of investment securities	(183,021)	(107,375)
Maturities and sales of investment securities	137,827	81,767
Purchases of property, equipment, and internal-use software	(10,206)	(7,858)
Other	1,639	1,552
Net cash used in investing activities	(53,761)	(31,914)
Financing activities
Repayment of debt financing	(15,713)	(1,013)
Proceeds from exercise of stock options	1,407	729
Shares withheld to satisfy tax withholding	(2,867)	(1,390)
Other	(614)	(609)
Net cash used in financing activities	(17,787)	(2,283)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	701	19
Net change in cash, cash equivalents, and restricted cash	(10,621)	(9,593)
Cash, cash equivalents, and restricted cash at beginning of period	199,530	170,464
Cash, cash equivalents, and restricted cash at end of period	$188,909	$160,871
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property, equipment, and internal-use software included in accounts payable and accrued liabilities	$571	$484
Purchase of intellectual property in exchange for preferred stock investment	$14,783	$—
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
The financial data as of December 31, 2024 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income (loss), stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on February 27, 2025 ("the 2024 10-K"). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2024 10-K and, for incremental accounting topics in the current period, are described below. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
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
In November 2024, the FASB issued ASU 2024-03, which requires public business entities to disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of this ASU on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, which modernizes the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The ASU is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of adopting ASU 2025-06.
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
The components of basic and diluted earnings per share were as follows (in thousands, except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per share:
Net income (loss)	$5,873	$1,425	$13,803	$(11,289)
Shares used in computation:
Weighted average shares of common stock outstanding	43,076,695	42,233,903	42,849,769	42,076,998
Basic earnings per share	$0.14	$0.03	$0.32	$(0.27)

Diluted earnings per share:
Net income (loss)	$5,873	$1,425	$13,803	$(11,289)
Shares used in computation:
Weighted average shares of common stock outstanding	43,076,695	42,233,903	42,849,769	42,076,998
Stock options	173,254	242,254	263,574	—
Restricted stock awards and units	312,183	346,348	436,983	—
Weighted average number of shares	43,562,132	42,822,505	43,550,326	42,076,998
Diluted earnings per share	$0.13	$0.03	$0.32	$(0.27)
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	—	—	—	353,025
Restricted stock units	102,935	317,203	969,201	1,037,672
3. Investments
Available-for sale securities are classified as short-term versus long-term investments based on whether they represent the investment of funds available for current operations. Currently, all available-for-sale securities are considered short-term in nature. Held-to-maturity securities are classified as short-term versus long-term investments based on their maturity dates. The amortized cost, gross unrealized holding gains and losses, and estimated fair value of long-term and short-term investments by major security type and class of security were as follows as of September 30, 2025 and December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of September 30, 2025
Long-term investments:
Held-to-maturity investments
U.S. treasury securities	$981	$3	$—	$984
	$981	$3	$—	$984
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$85,398	$441	$(8)	$85,831
Mortgage-backed securities and collateralized mortgage obligations	24,059	188	(21)	24,226
Other asset-backed securities	23,085	168	—	23,253
Corporate bonds	46,008	600	(5)	46,603
	$178,550	$1,397	$(34)	$179,913
Held-to-maturity investments
U.S. treasury securities	$9,732	$4	$—	$9,736
Certificates of deposit	4,116	—	—	4,116
	$13,848	$4	$—	$13,852

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2024
Long-term investments:
Held-to-maturity investments
U.S. treasury securities	$373	$—	$(1)	$372
	$373	$—	$(1)	$372
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$70,175	$318	$(202)	$70,291
Mortgage-backed securities and collateralized mortgage obligations	12,576	80	(60)	12,596
Other asset-backed securities	15,830	134	(8)	15,956
Corporate bonds	35,382	284	(43)	35,623
	$133,963	$816	$(313)	$134,466
Held-to-maturity investments
U.S. treasury securities	$10,591	$16	$(1)	$10,606
Certificates of deposit	2,032	—	—	2,032
	$12,623	$16	$(1)	$12,638

Future maturities of investments classified as available-for-sale and held-to-maturity are as follows (in thousands):

	As of September 30, 2025
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$651	$661
Due after one year through five years	130,755	131,773
Due after five years through ten years	—	—
Due after ten years	—	—
	$131,406	$132,434
Available-for-sale collateralized:
Due under one year	$5,943	$5,976
Due after one year through five years	30,693	30,948
Due after five years through ten years	10,269	10,307
Due after ten years	239	248
	$47,144	$47,479
Held-to-maturity:
Due under one year	$13,848	$13,852
Due after one year through five years	981	984
	$14,829	$14,836

The following tables present the gross unrealized losses and related fair values for the Company's investment in available-for-sale securities, grouped by duration of time in a continuous unrealized loss position as of September 30, 2025 and December 31, 2024 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
As of September 30, 2025
U.S. treasury securities	$6,760	$(8)	$—	$—	$6,760	$(8)
Mortgage-backed securities and collateralized mortgage obligations	1,958	(3)	1,053	(18)	3,011	(21)
Other asset-backed securities	68	—	—	—	68	—
Corporate bonds	2,215	(5)	—	—	2,215	(5)
Total	$11,001	$(16)	$1,053	$(18)	$12,054	$(34)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
As of December 31, 2024
U.S. treasury securities	$27,769	$(202)	$—	$—	$27,769	$(202)
Mortgage-backed securities and collateralized mortgage obligations	1,538	(20)	1,359	(40)	2,897	(60)
Other asset-backed securities	186	(1)	1,737	(7)	1,923	(8)
Corporate bonds	6,461	(40)	736	(3)	7,197	(43)
Total	$35,954	$(263)	$3,832	$(50)	$39,786	$(313)

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
Proceeds from the sales of fixed maturity investments classified as available-for-sale were $114.6 million and $59.2 million during the nine months ended September 30, 2025 and 2024, respectively.
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
Additionally, the Company had extended a $7.0 million revolving line of credit to Baystride to fund its inventory purchases. Borrowing amounts are subject to limitations based on Baystride’s forecasted revenues and inventory balances. The Company's investment and amounts loaned under the line of credit were recorded in other long-term assets on its consolidated balance sheet. The outstanding loan balance under the line of credit, including accrued interest, was extinguished in July 2025 and was $1.6 million as of December 31, 2024.
Allowance for Credit Losses
The Company regularly evaluates its investments for expected credit losses. The Company considers past events, current conditions, and reasonable and supportable forecasts in estimating an allowance for credit losses. Additionally, the Company considers the ultimate collection of cash flows from its investments and whether the Company has the intent to sell, or if it is more likely than not the Company would be required to sell the security prior to recovery of its amortized cost. Such evaluations are revised as conditions change and new information becomes available. Based on these considerations, the Company established an allowance for credit losses of $1.7 million in the fourth quarter of 2023 related to its investment in the Baystride preferred stock. There was no change to this allowance during the nine months ended September 30, 2024 and the credit loss allowance was reversed in the fourth quarter of 2024 as the fair value of the Company's investment in Baystride was determined to have recovered to an amount above the original investment amount. There was no change to the allowance for credit losses during the nine months ended September 30, 2025.

5. Fair Value
Fair Value Disclosures - Investments
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of September 30, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$65,127	$65,127	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	24,226	—	24,226	—
Other asset-backed securities	23,253	—	23,253	—
Corporate bonds	46,603	—	46,603	—
U.S. treasury securities	85,831	—	85,831	—
Total	$245,040	$65,127	$179,913	$—

	As of December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$91,534	$91,534	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	12,596	—	12,596	—
Other asset-backed securities	15,956	—	15,956	—
Corporate bonds	35,623	—	35,623	—
U.S. treasury securities	70,291	—	70,291	—
Preferred stock investment	7,916	—	—	7,916
Total	$233,916	$91,534	$134,466	$7,916

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
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the nine months ended September 30, 2025 and the year ended December 31, 2024.
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
The following table presents the change in fair value of the Company’s preferred stock investment previously carried at fair value and classified as Level 3 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Balance at beginning of period	$7,916	$5,326
Reversal of cumulative unrealized gain included in other comprehensive income (loss)	(916)	—
Realized gain on nonmonetary exchange of preferred stock investment in Other (income), net	7,783	—
Exchange of preferred stock for intellectual property	(14,783)	—
Balance at end of period	$—	$5,326
Fair Value Disclosures - Other Assets and Liabilities
The Company's other long-term assets balance also included notes receivable of $2.6 million and $4.3 million as of September 30, 2025 and December 31, 2024, respectively, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at September 30, 2025.
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
Reserve for veterinary invoices
Summarized below are the changes in the total liability for the Company's subscription business segment (in thousands):

	Nine Months Ended September 30,
Subscription	2025	2024
Reserve at beginning of year	$23,084	$31,548
Veterinary invoices during the period related to:
Current year	515,999	464,001
Prior years	2,789	142
Total veterinary invoice expense	518,788	464,143
Amounts paid during the period related to:
Current year	489,216	439,325
Prior years	23,523	29,675
Total paid	512,739	469,000
Non-cash expenses	2,291	2,529
Reserve at end of period	$26,842	$24,162

The Company had unfavorable development on veterinary invoice reserves of $2.8 million for the nine months ended September 30, 2025, including unfavorable development of $1.1 million attributable to accident year 2024 and unfavorable development of $1.7 million attributable to accident year 2023 and prior. The unfavorable development for accident year 2024 and 2023 was primarily driven by higher than expected frequency of claims. Non-cash expenses are primarily comprised of stock-based compensation for employees performing claims processing related duties.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Nine Months Ended September 30,
Other Business	2025	2024
Reserve at beginning of year	$28,551	$31,690
Veterinary invoices during the period related to:
Current year	252,895	240,690
Prior years	(5,526)	(1,348)
Total veterinary invoice expense	247,369	239,342
Amounts paid during the period related to:
Current year	227,648	209,862
Prior years	21,141	28,664
Total paid	248,789	238,526
Non-cash expenses	1	—
Reserve at end of period	$27,130	$32,506

The Company had favorable development on veterinary invoice reserves for the other business segment of $5.5 million for the nine months ended September 30, 2025, including favorable development on veterinary invoice reserves of $5.4 million attributable to accident year 2024 and favorable development of $0.1 million attributable to accident year 2023 and prior. The favorable development for accident year 2024 was primarily driven by lower than expected frequency and to a lesser extent, lower than expected severity in the fourth quarter of 2024.
Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of September 30, 2025
Year of Occurrence
2023 and prior	$79
2024	2,271
2025	24,492
$26,842

Other Business	As of September 30, 2025
Year of Occurrence
2023 and prior	$255
2024	1,629
2025	25,246
$27,130
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
To the extent not previously paid, the Initial Term Loan would have been due and payable on March 25, 2027, the Delayed Draw Term Loans due and payable on the earlier of the five-year anniversary of their initial funding or March 25, 2028, and Revolving Loans due and payable on March 25, 2027. The Credit Facility obligated the Company to repay 0.25% of any then-outstanding Term Loans, together with accrued and unpaid interest, on a quarterly basis.
In June 2025, the Company made a $14.9 million principal repayment on the Initial Term Loan in addition to the 0.25% quarterly mandatory repayment.
The Credit Facility bore interest at a floating base rate plus an applicable margin. The stated interest rate as of September 30, 2025 was approximately 9.15% for the aggregate outstanding term loans. The Company incurred total debt issuance cost of approximately $5.9 million, which is reported in the consolidated balance sheet as a direct reduction from the carrying amount of the Credit Facility and is amortized as interest expense over the term of five years.
The Credit Facility was secured by substantially all assets of the Company and its subsidiaries. Proceeds from the Credit Facility were permitted to be used for acquisitions and investments, working capital and other general corporate purposes. The Credit Agreement contained financial and other covenants. As of September 30, 2025, the Company was in compliance with all financial and other covenants.
Future principal payments on outstanding borrowings as of September 30, 2025 were as follows (in thousands):

Year Ending December 31,	As of September 30, 2025
2025	$187
2026	750
2027	58,163
2028	57,125
Total	$116,225
In November 2025, the Company repaid the Credit Facility in full. See Note 13, Subsequent Events.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Veterinary invoice expense	$677	$847	$2,221	$2,625
Other cost of revenue	585	554	1,679	1,561
Technology and development	1,705	1,259	4,326	3,774
General and administrative	4,971	4,125	14,546	11,435
New pet acquisition expense	1,561	1,555	6,013	5,743
Total expensed stock-based compensation	9,499	8,340	28,785	25,138
Capitalized stock-based compensation	113	93	171	425
Total stock-based compensation	$9,612	$8,433	$28,956	$25,563

Stock Options
The following table presents information regarding stock options granted, exercised, and forfeited for the period presented:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	347,334	$14.30	$11,775
Granted	—	—	—
Exercised	(114,960)	12.27	2,852
Forfeited	(4,780)	10.58	—
Outstanding as of September 30, 2025	227,594	15.40	6,345

Exercisable as of September 30, 2025	227,594	$15.40	$6,345

As of September 30, 2025, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 1.2 years.
The Company has not granted any new stock options since 2017 and all outstanding options vested prior to January 1, 2022.
Restricted Stock Units
The following table presents information regarding restricted stock units granted, vested and forfeited for the period presented:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2024	970,739	$37.35
Granted	975,328	45.94
Vested	(658,803)	43.83
Forfeited	(128,841)	35.49
Unvested shares as of September 30, 2025	1,158,423	$41.11

Stock-based compensation expenses of $45.1 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 1.9 years.

10. Stockholders' Equity
Common Stock and Preferred Stock
As of September 30, 2025, the Company had 100,000,000 shares of common stock authorized and 43,192,339 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At September 30, 2025, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the Board), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of the Company's common stock. The Company repurchased no shares during the nine months ended September 30, 2025 and 2024, respectively.
11. Accumulated Comprehensive Income (Loss)
A summary of the components of Accumulated other comprehensive income (loss) is as follows (in thousands):

Three months ended September 30, 2025	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of July 1, 2025	$1,441	$1,216	$2,657
Other comprehensive loss	(1,423)	145	(1,278)
Balance as of September 30, 2025	$18	$1,361	$1,379

Three months ended September 30, 2024	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of July 1, 2024	$(1,593)	$(178)	$(1,771)
Other comprehensive income	2,805	2,209	5,014
Balance as of September 30, 2024	$1,212	$2,031	$3,243

Nine Months Ended September 30, 2025	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2025	$(3,113)	$501	$(2,612)
Other comprehensive income	3,131	860	3,991
Balance as of September 30, 2025	$18	$1,361	$1,379

Nine Months Ended September 30, 2024	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2024	$(76)	$479	$403
Other comprehensive income	1,288	1,552	2,840
Balance as of September 30, 2024	$1,212	$2,031	$3,243
In connection with the nonmonetary exchange discussed in Note 4, the Company reclassified $0.9 million of previously unrealized gain from Accumulated other comprehensive income (loss) to Other (income), net during the nine months ended September 30, 2025.

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
Operating income (loss) of the Company’s segments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Subscription business:
Revenue	$252,697	$218,986	$727,917	$628,738
Veterinary invoice expense	177,733	156,307	518,788	464,143
Other cost of revenue	23,033	21,058	67,310	61,094
Technology and development	6,809	5,305	18,187	15,303
General and administrative	12,611	11,353	39,960	31,095
New pet acquisition expense	21,895	18,210	62,175	52,897
Depreciation and amortization	2,790	2,929	8,087	8,315
Subscription business operating income (loss)	7,826	3,824	13,410	(4,109)

Other business:
Revenue	114,223	108,470	334,535	319,639
Veterinary invoice expense	85,394	82,507	247,369	239,342
Other cost of revenue	20,706	18,205	63,001	57,923
Technology and development	3,078	2,628	8,358	7,780
General and administrative	5,700	5,624	18,365	15,808
New pet acquisition expense	51	98	130	128
Depreciation and amortization	1,261	1,452	3,717	4,227
Other business operating income (loss)	(1,967)	(2,044)	(6,405)	(5,569)
Loss from investment in joint venture	—	(34)	(305)	(184)
Operating income (loss)	5,859	1,746	6,700	(9,862)
Interest expense	2,790	3,820	9,683	11,071
Other (income), net	(3,530)	(3,538)	(18,684)	(9,601)
Income (loss) before income taxes	$6,599	$1,464	$15,701	$(11,332)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$304,579	$272,825	$884,382	$792,018
Canada and other	62,341	54,631	178,070	156,359
Total revenue	$366,920	$327,456	$1,062,452	$948,377
Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2025 and December 31, 2024.

13. Subsequent Events
The Company has evaluated events subsequent to September 30, 2025 through the date of this filing to assess the need for potential recognition or disclosure.
Credit Facility Refinancing
In November 2025, the Company entered into a credit agreement with PNC Bank, National Association, acting as the administrative agent, that provides the Company with $120.0 million in credit consisting of a term loan in an aggregate principal amount of $100.0 million and commitments for revolving loans in an aggregate principal amount at any time outstanding not in excess of $20.0 million (collectively, the "PNC Facility"). The PNC Facility is secured by substantially all of the Company's assets and those of its subsidiaries. The Company used the proceeds from the PNC Facility to extinguish the outstanding balance under the Credit Facility.

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
Our other business segment generates revenue from other product offerings, primarily by underwriting policies on behalf of third parties with whom we generally have a business-to-business relationship. This business segment has, and targets, a lower margin profile than our subscription segment and is not part of our core business strategy. The largest source of revenue within this segment is from our long-standing contractual relationship as an underwriter for Pets Best Insurance Services ("Pets Best"), a third-party insurance provider we have worked with since 2015. Going forward, we expect that enrollment from Pets Best will continue to decline as it engages other third-party underwriters. Additional products in this segment include the U.S. Department of Veterans Affairs program and employer-sponsored programs.

Key Operating Metrics
The following tables set forth total enrolled pets in our subscription and our other business segment and key operating metrics for our subscription business for year to date values as well as each of the last eight fiscal quarters.

	Nine Months Ended September 30,
	2025	2024
Total Business:
Total pets enrolled (at period end)	1,654,414	1,688,903
Subscription Business:
Total subscription pets enrolled (at period end)	1,082,412	1,032,042
Monthly average revenue per pet	$79.84	$71.94
Average pet acquisition cost (PAC)	$278	$227
Average monthly retention	98.33%	98.29%

	Three Months Ended
	Sep. 30, 2025	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023
Total Business:
Total pets enrolled (at period end)	1,654,414	1,660,455	1,667,637	1,677,570	1,688,903	1,699,643	1,708,017	1,714,473
Subscription Business:
Total subscription pets enrolled (at period end)	1,082,412	1,066,354	1,052,845	1,041,212	1,032,042	1,020,934	1,006,168	991,426
Monthly average revenue per pet	$82.01	$79.93	$77.53	$76.02	$74.27	$71.72	$69.79	$67.07
Average pet acquisition cost (PAC)	$290	$276	$267	$261	$243	$231	$207	$217
Average monthly retention	98.33%	98.29%	98.28%	98.25%	98.29%	98.34%	98.41%	98.49%

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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of September 30, 2025 is an average of each month’s retention from October 1, 2024 through September 30, 2025. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

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

The following tables present the reconciliation of our non-GAAP financial measures from corresponding GAAP measures for year to date values as well as each of the last eight fiscal quarters (in thousands):

	Nine Months Ended September 30,
	2025	2024
Veterinary invoice expense	$766,157	$703,485
Less:
Stock-based compensation expense(1)	(2,188)	(2,535)
Other business cost of paying veterinary invoices(2)	(247,369)	(239,342)
Subscription cost of paying veterinary invoices (non-GAAP)	$516,600	$461,608
% of subscription revenue	71.0%	73.4%

Other cost of revenue	$130,311	$119,017
Less:
Stock-based compensation expense(1)	(1,661)	(1,479)
Other business variable expenses(2)	(62,969)	(57,713)
Subscription variable expenses (non-GAAP)	$65,681	$59,825
% of subscription revenue	9.0%	9.5%

Technology and development expense	$26,545	$23,083
General and administrative expense	58,325	46,903
Less:
Stock-based compensation expense(1)	(18,340)	(14,465)
Development expenses(3)	(3,551)	(4,307)
Fixed expenses (non-GAAP)	$62,979	$51,214
% of total revenue	5.9%	5.4%

New pet acquisition expense	$62,305	$53,025
Less:
Stock-based compensation expense(1)	(5,916)	(5,426)
Other business pet acquisition expense(2)	(82)	(31)
Subscription acquisition cost (non-GAAP)	$56,307	$47,568
% of subscription revenue	7.7%	7.6%
(1) Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.7 million for the nine months ended September 30, 2025.
(2) Excludes the portion of stock-based compensation expense attributable to the other business segment. (3) Consists of costs related to product exploration and development that are pre-revenue and historically have been insignificant.

	Three Months Ended
	Sep. 30, 2025	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023
Veterinary invoice expense	$263,127	$255,580	$247,450	$245,663	$238,814	$231,102	$233,569	$217,739
Less:
Stock-based compensation expense(1)	(666)	(758)	(763)	(800)	(830)	(843)	(862)	(885)
Other business cost of paying veterinary invoices(2)	(85,394)	(82,706)	(79,269)	(85,378)	(82,507)	(75,622)	(81,213)	(77,572)
Subscription cost of paying veterinary invoices (non-GAAP)	$177,067	$172,116	$167,418	$159,485	$155,477	$154,637	$151,494	$139,282
% of subscription revenue	70.1%	71.1%	71.8%	70.0%	71.0%	74.1%	75.3%	72.7%

Other cost of revenue	$43,739	$43,150	$43,422	$38,721	$39,263	$43,429	$36,325	$38,054
Less:
Stock-based compensation expense(1)	(579)	(601)	(482)	(476)	(536)	(523)	(420)	(386)
Other business variable expenses(2)	(20,702)	(20,531)	(21,736)	(17,336)	(18,126)	(23,091)	(16,498)	(19,301)
Subscription variable expenses (non-GAAP)	$22,458	$22,018	$21,204	$20,909	$20,601	$19,815	$19,407	$18,367
% of subscription revenue	8.9%	9.1%	9.1%	9.2%	9.4%	9.5%	9.6%	9.6%

Technology and development expense	$9,887	$8,586	$8,072	$8,172	$7,933	$8,190	$6,960	$5,969
General and administrative expense	18,311	20,122	19,892	16,828	16,977	15,253	14,673	13,390
Less:
Stock-based compensation expense(1)	(6,551)	(6,393)	(5,396)	(5,277)	(5,258)	(4,949)	(4,258)	(3,797)
Development expenses(3)	(1,199)	(946)	(1,406)	(1,322)	(1,474)	(1,655)	(1,178)	(1,683)
Fixed expenses (non-GAAP)	$20,448	$21,369	$21,162	$18,401	$18,178	$16,839	$16,197	$13,879
% of total revenue	5.6%	6.0%	6.2%	5.5%	5.6%	5.3%	5.3%	4.7%

New pet acquisition expense	$21,946	$19,843	$20,516	$18,354	$18,308	$17,874	$16,843	$17,189
Less:
Stock-based compensation expense(1)	(1,527)	(1,516)	(2,873)	(1,482)	(1,503)	(2,066)	(1,857)	(1,567)
Other business pet acquisition expense(2)	(5)	(74)	(3)	(8)	(8)	(10)	(13)	(77)
Subscription acquisition cost (non-GAAP)	$20,414	$18,253	$17,640	$16,864	$16,797	$15,798	$14,973	$15,545
% of subscription revenue	8.1%	7.5%	7.6%	7.4%	7.7%	7.6%	7.4%	8.1%
(1) Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.2 million for the three months ended September 30, 2025.
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
The following table reconciles GAAP new pet acquisition expense to non-GAAP net acquisition cost (in thousands) for year to date values as well as each of the last eight fiscal quarters:

	Nine Months Ended September 30,
	2025	2024
New pet acquisition expense	$62,305	$53,025
Net of sign-up fee revenue	(3,258)	(3,155)
Excluding:
Stock-based compensation expense	(5,916)	(5,426)
Other business pet acquisition expense	(82)	(31)
Pet acquisition expense for commission-based policies	(2,315)	(2,220)
Net acquisition cost	$50,734	$42,193

	Three Months Ended
	Sep. 30, 2025	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023
New pet acquisition expense	$21,946	$19,843	$20,516	$18,354	$18,308	$17,874	$16,843	$17,189
Net of sign-up fee revenue	(1,157)	(1,061)	(1,040)	(906)	(1,100)	(1,036)	(1,019)	(1,035)
Excluding:
Stock-based compensation expense	(1,527)	(1,516)	(2,873)	(1,482)	(1,503)	(2,066)	(1,857)	(1,567)
Other business pet acquisition expense	(5)	(74)	(3)	(8)	(8)	(10)	(13)	(77)
Pet acquisition expense for commission-based policies	(790)	(927)	(598)	(1,125)	(634)	(754)	(832)	(802)
Net acquisition cost	$18,467	$16,265	$16,002	$14,833	$15,063	$14,008	$13,122	$13,708
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
Subscription business	$252,697	$218,986	$727,917	$628,738
Other business	114,223	108,470	334,535	319,639
Total revenue	366,920	327,456	1,062,452	948,377
Cost of revenue:
Subscription business	200,766	177,365	586,098	525,237
Other business	106,100	100,712	310,370	297,265
Total cost of revenue(1)	306,866	278,077	896,468	822,502
Operating expenses:
Technology and development(1)	9,887	7,933	26,545	23,083
General and administrative(1)	18,311	16,977	58,325	46,903
New pet acquisition expense(1)	21,946	18,308	62,305	53,025
Depreciation and amortization	4,051	4,381	11,804	12,542
Total operating expenses	54,195	47,599	158,979	135,553
Loss from investment in joint venture	—	(34)	(305)	(184)
Operating income (loss)	5,859	1,746	6,700	(9,862)
Interest expense	2,790	3,820	9,683	11,071
Other (income), net	(3,530)	(3,538)	(18,684)	(9,601)
Income (loss) before income taxes	6,599	1,464	15,701	(11,332)
Income tax (benefit) expense	726	39	1,898	(43)
Net income (loss)	$5,873	$1,425	$13,803	$(11,289)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Veterinary invoice expense(2)	$677	$847	$2,221	$2,625
Other cost of revenue(2)	585	554	1,679	1,561
Technology and development	1,705	1,259	4,326	3,774
General and administrative	4,971	4,125	14,546	11,435
New pet acquisition expense	1,561	1,555	6,013	5,743
Total stock-based compensation expense	$9,499	$8,340	$28,785	$25,138

(2) Veterinary invoice expense and Other cost of revenue together comprise stock-based compensation expense included within Total cost of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	84	85	84	87
Operating expenses:
Technology and development	3	2	2	2
General and administrative	5	5	5	5
New pet acquisition expense	6	6	6	6
Depreciation and amortization	1	1	1	1
Total operating expenses	15	15	14	14
Loss from investment in joint venture	—	—	—	—
Operating income (loss)	2	1	1	(1)
Interest expense	(1)	1	(1)	1
Other (income), net	1	(1)	2	(1)
Income (loss) before income taxes	2	—	2	(1)
Income tax (benefit) expense	—	—	—	—
Net income (loss)	2%	—%	2%	(1)%

Stock-based compensation expense:	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(as a percentage of revenue)
Veterinary invoice expense(2)	—%	—%	—%	—%
Other cost of revenue(2)	—	—	—	—
Technology and development	—	—	—	—
General and administrative	1	1	1	1
New pet acquisition expense	—	—	1	1
Total stock-based compensation expense	1%	3%	2%	3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	79	81	81	84

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$252,697	$218,986	15%	$727,917	$628,738	16%
Other business	114,223	108,470	5	334,535	319,639	5
Total revenue	$366,920	$327,456	12	$1,062,452	$948,377	12

Percentage of Revenue by Segment:
Subscription business	69%	67%		69%	66%
Other business	31	33		31	34
Total revenue	100%	100%		100%	100%

Total pets enrolled (at period end)	1,654,414	1,688,903	(2)	1,654,414	1,688,903	(2)
Total subscription pets enrolled (at period end)	1,082,412	1,032,042	5	1,082,412	1,032,042	5
Monthly average revenue per pet	$82.01	$74.27	10	$79.84	$71.94	11
Average monthly retention	98.33%	98.29%		98.33%	98.29%

Three months ended September 30, 2025 compared to three months ended September 30, 2024. Total revenue increased by $39.5 million, or 12%, to $366.9 million for the three months ended September 30, 2025. Revenue from our subscription business segment increased by $33.7 million, or 15%, to $252.7 million for the three months ended September 30, 2025. This increase was primarily due to a 10% increase in monthly average revenue per pet and an increase in subscription pet months (the sum of pets enrolled for each month during a period) for policies underwritten by Trupanion. Revenue from our other business segment increased by $5.8 million, or 5%, to $114.2 million for the three months ended September 30, 2025. This increase was primarily driven by a 19% increase in monthly average revenue per pet in this segment, partially offset by a decrease in pet months primarily reflecting the expected run-off of pets we historically insured for Pets Best.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. Total revenue increased by $114.1 million, or 12%, to $1,062.5 million for the nine months ended September 30, 2025. Revenue from our subscription business segment increased by $99.2 million, or 16%, to $727.9 million for the nine months ended September 30, 2025. This increase was primarily due to an 11% increase in monthly average revenue per pet and an increase in subscription pet months for policies underwritten by Trupanion. Revenue from our other business segment increased by $14.9 million, or 5%, to $334.5 million for the nine months ended September 30, 2025. This increase was primarily driven by a 19% increase in monthly average revenue per pet in this segment, partially offset by a decrease in pet months primarily reflecting the expected run-off of pets we historically insured for Pets Best.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$177,733	$156,307	14%	$518,788	$464,143	12%
Other cost of revenue	23,033	21,058	9	67,310	61,094	10
Total cost of revenue	200,766	177,365	13	586,098	525,237	12
Other business:
Veterinary invoice expense	85,394	82,507	3	247,369	239,342	3
Other cost of revenue	20,706	18,205	14	63,001	57,923	9
Total cost of revenue	$106,100	$100,712	5%	$310,370	$297,265	4%

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	70%	71%		71%	74%
Other cost of revenue	9	10		9	10
Total cost of revenue	79	81		80	84
Other business:
Veterinary invoice expense	75	76		74	75
Other cost of revenue	18	17		19	18
Total cost of revenue	93%	93%		93%	93%

Total pets enrolled (at period end)	1,654,414	1,688,903	(2)	1,654,414	1,688,903	(2)
Total subscription pets enrolled (at period end)	1,082,412	1,032,042	5	1,082,412	1,032,042	5

Three months ended September 30, 2025 compared to three months ended September 30, 2024. Total cost of revenue for our subscription business segment increased by $23.4 million, or 13%, to $200.8 million, for the three months ended September 30, 2025. This increase was driven by a $21.4 million, or 14%, increase in veterinary invoice expense and a $2.0 million, or 9%, increase in other cost of revenue. The 14% increase in veterinary invoice expense was driven by a 9% increase in veterinary invoice expense per pet and an increase in total subscription pet months for policies underwritten by Trupanion. The 9% increase in other cost of revenue was primarily due to general increases in costs attributable to growth in our membership and subscription revenue. Subscription business total cost of revenue decreased from 81% to 79% of revenue year-over-year primarily due to growth in subscription revenue outpacing growth in subscription veterinary invoice expense.

Total cost of revenue for our other business segment increased by $5.4 million, or 5%, to $106.1 million for the three months ended September 30, 2025. This increase was driven by a $2.9 million, or 3%, increase in veterinary invoice expense and a $2.5 million, or 14%, increase in other cost of revenue. The 3% increase in veterinary invoice expense was primarily driven by a 9% increase in veterinary invoice expense per pet, partially offset by a decrease in pet months in this segment primarily reflecting the expected run-off of pets we historically insured for Pets Best. Within our other business segment, fluctuations in other cost of revenue are largely driven by trends in revenue and veterinary invoice expense and remained materially consistent as a percentage of segment revenue year-over-year. Cost of revenue for the other business segment remained constant at 93% of revenue year-over-year.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. Total cost of revenue for our subscription business segment increased by $60.9 million, or 12%, to $586.1 million, for the nine months ended September 30, 2025. This increase was driven by a $54.6 million, or 12%, increase in veterinary invoice expense and a $6.2 million, or 10%, increase in other cost of revenue. The 12% increase in veterinary invoice expense was driven by a 7% increase in veterinary invoice expense per pet and an increase in total subscription pet months for policies underwritten by Trupanion. The 10% increase in other cost of revenue was primarily due to general increases in costs attributable to growth in our membership and subscription revenue. Subscription business total cost of revenue decreased from 84% to 81% of revenue year-over-year primarily due to growth in subscription revenue outpacing growth in subscription veterinary invoice expense.

Total cost of revenue for our other business segment increased by $13.1 million, or 4%, to $310.4 million for the nine months ended September 30, 2025. This increase was driven by an $8.0 million, or 3%, increase in veterinary invoice expense and a $5.1 million, or 9% increase in other cost of revenue. The 3% increase in veterinary invoice expense was primarily driven by a 18% increase in veterinary invoice expense per pet, partially offset by a decrease in pet months in this segment primarily reflecting the expected run-off of pets we historically insured for Pets Best. Within our other business segment, fluctuations in other cost of revenue are largely driven by trends in revenue and veterinary invoice expense and remained materially consistent as a percentage of segment revenue year-over-year. Cost of revenue for the other business segment remained constant at 93% of revenue year-over-year.

Technology and Development Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
	(in thousands, except percentages)			(in thousands, except percentages)
Technology and development	$9,887	$7,933	25%	$26,545	$23,083	15%
Percentage of total revenue	3%	2%		2%	2%
Three months ended September 30, 2025 compared to three months ended September 30, 2024. Technology and development expenses increased by $2.0 million, or 25%, to $9.9 million for the three months ended September 30, 2025. This increase was primarily due to a $1.5 million increase in general compensation and other employee-related expenses, a $0.3 million reduction in capitalized expenditures related to internally developed software projects and a $0.2 million increase in new product exploration and development expenses. Technology and development expenses increased from 2% to 3% of total revenue year-over-year.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. Technology and development expenses increased by $3.5 million, or 15%, to $26.5 million for the nine months ended September 30, 2025. This increase was primarily due to a $3.1 million increase in general compensation and other employee-related expenses, a $0.8 million reduction in capitalized expenditures related to internally developed software projects, partially offset by a $0.6 million decrease in infrastructure-related expenses. Technology and development expenses remained constant at 2% of total revenue year-over-year.
General and Administrative Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
	(in thousands, except percentages)			(in thousands, except percentages)
General and administrative	$18,311	$16,977	8%	$58,325	$46,903	24%
Percentage of total revenue	5%	5%		5%	5%

Three months ended September 30, 2025 compared to three months ended September 30, 2024. General and administrative expenses increased by $1.3 million, or 8%, to $18.3 million for the three months ended September 30, 2025. This increase was driven by an increase of $3.0 million in general compensation and other employee-related expenses, partially offset by a $1.1 million decrease in professional services and a $0.6 million decrease in underwriting fees related to our Canadian business. General and administrative expenses remained constant at 5% of total revenue year-over-year.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. General and administrative expenses increased by $11.4 million, or 24%, to $58.3 million for the nine months ended September 30, 2025. This increase was driven by increases of $9.6 million in general compensation and other employee-related expenses and $2.8 million in underwriting fees related to our Canadian business, partially offset by a $0.7 million decrease in professional services and a $0.3 million decrease in other miscellaneous expenses. General and administrative expenses remained constant at 5% of total revenue year-over-year.

New Pet Acquisition Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
	(in thousands, except percentages, pet and per pet data)			(in thousands, except percentages, pet and per pet data)
New pet acquisition expense	$21,946	$18,308	20%	$62,305	$53,025	18%
Percentage of total revenue	6%	6%		6%	6%
Subscription Business:
Total subscription pets enrolled (at period end)	1,082,412	1,032,042	5	1,082,412	1,032,042	5
Average pet acquisition cost (PAC)	$290	$243	19	$278	$227	22

Three months ended September 30, 2025 compared to three months ended September 30, 2024. New pet acquisition expenses increased by $3.6 million, or 20%, to $21.9 million for the three months ended September 30, 2025. This increase was primarily driven by increased marketing spend as we have begun deploying more capital to acquire new pets in a disciplined manner. New pet acquisition expense as a percentage of revenue remained constant at 6% as we were able to stay disciplined with our discretionary pet acquisition spend.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. New pet acquisition expenses increased by $9.3 million, or 18%, to $62.3 million for the nine months ended September 30, 2025. This increase was primarily driven by increased marketing spend as we have begun deploying more capital to acquire new pets in a disciplined manner. New pet acquisition expense as a percentage of revenue remained constant at 6% as we were able to stay disciplined with our discretionary pet acquisition spend.

Depreciation and Amortization

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
	(in thousands, except percentages)			(in thousands, except percentages)
Depreciation and amortization	$4,051	$4,381	(8)%	$11,804	$12,542	(6)%
Percentage of total revenue	1%	1%		1%	1%
Three months ended September 30, 2025 compared to three months ended September 30, 2024. Depreciation and amortization expense decreased by $0.3 million, or 8%, to $4.1 million for the three months ended September 30, 2025, primarily driven by fewer internally developed software projects placed in-service during the period.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. Depreciation and amortization expense decreased by $0.7 million, or 6%, to $11.8 million for the nine months ended September 30, 2025, primarily driven by fewer internally developed software projects placed in-service during the period.

Total Other (Income) Expense, Net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
	(in thousands, except percentages)			(in thousands, except percentages)
Interest expense	$2,790	$3,820	(27)%	$9,683	$11,071	(13)%
Other (income), net	(3,530)	(3,538)	—	(18,684)	(9,601)	95
Total other (income) expense, net	$(740)	$282	362	$(9,001)	$1,470	712
Percentage of total revenue	—%	—%		(1)%	—%

Three months ended September 30, 2025 compared to three months ended September 30, 2024. Total other (income) expense, net increased by $1.0 million from expense of $0.3 million to income of $0.7 million for the three months ended September 30, 2025, primarily due to a $1.0 million decrease in interest expense.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. Total other (income) expense, net increased by $10.5 million from expense of $1.5 million to income of $9.0 million for the nine months ended September 30, 2025, primarily due to a $7.8 million realized gain on the nonmonetary exchange of our Baystride preferred stock investment for intellectual property developed by Baystride and a $1.4 million decrease in interest expense.
Stock-Based Compensation
Three months ended September 30, 2025 compared to three months ended September 30, 2024. Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above. Stock-based compensation expense increased from $8.3 million to $9.5 million for the three months ended September 30, 2025. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants, calculated according to our equity incentive plan.
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024. Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above. Stock-based compensation expense increased from $25.1 million to $28.8 million for the nine months ended September 30, 2025. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants, calculated according to our equity incentive plan.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$60,226	$24,585
Net cash used in investing activities	(53,761)	(31,914)
Net cash used in financing activities	(17,787)	(2,283)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	701	19
Net change in cash, cash equivalents, and restricted cash	$(10,621)	$(9,593)

Our primary requirements for liquidity are paying veterinary invoices, funding and growing our operations, funding our capital requirements, investing in new member acquisition, investing in enhancements to our member experience, and servicing debt. We have certain contractual obligations in the normal course of business, including obligations and commitments relating to our credit arrangements, non-cancellable vendor purchase agreements, as well as future payments of veterinary invoices. Refer to Note 7, Reserve for Veterinary Invoices, included in Item 1 of Part I of this report, for further details on anticipated cash outflows.
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
As of September 30, 2025, we had $348.5 million in cash, cash equivalents and short-term investments, of which $290.0 million was held by our insurance entities. Outside of insurance entities, we held $58.5 million in cash, cash equivalents and short-term investments with an additional $15.0 million available under our Credit Facility. In November 2025, we repaid the Credit Facility in full with proceeds from our PNC facility. See “—Long Term Debt—PNC Facility”.
In April 2021, our board of directors approved a share repurchase program, pursuant to which we may, between May 2021 and May 2026, repurchase outstanding shares of our common stock. While our board of directors has approved the program, any repurchase activity is subject to quarterly assessment and board approval, based on various factors including available cash, our stock price relative to our estimated intrinsic value, forecasted operating results, and available opportunities to deploy capital. We repurchased no shares under this program during the nine months ended September 30, 2025.
Operating Cash Flows
Net cash provided by operating activities was $60.2 million for the nine months ended September 30, 2025, compared to $24.6 million for the nine months ended September 30, 2024. This increase was primarily driven by improved operating results, largely driven by higher revenue and improved Subscription Business margins, and timing differences in other working capital activities. Changes in accounts receivable and deferred revenue were primarily related to annual policies with annual payment terms within our Other Business segment. Changes in our reserve for veterinary invoices are driven by multiple factors, including ongoing analysis of claims frequency and severity as well as changes in claims inventory at period end.
Investing Cash Flows
Net cash used in investing activities was $53.8 million for the nine months ended September 30, 2025, primarily consisting of purchases of investment securities of $183.0 million as well as $10.2 million of capital expenditures primarily related to the development of internal-use software focused on member experience, claims processing and internal policy management improvements, partially offset by $137.8 million in sales and maturities of investment securities. Net cash used in investing activities was $31.9 million for the nine months ended September 30, 2024, primarily consisting of purchases of investment securities of $107.4 million as well as $7.9 million of capital expenditures primarily related to the development of internal-use software focused on member experience, claims processing and internal policy management improvements, partially offset by $81.8 million in sales and maturities of investment securities.
Financing Cash Flows
Net cash used in financing activities was $17.8 million for the nine months ended September 30, 2025, primarily consisting of $15.7 million in repayments on the Credit Facility. Net cash used in financing activities was $2.3 million for the nine months ended September 30, 2024, primarily consisting of $1.0 million in repayments on the Credit Facility, as well as $1.4 million in shares withheld to satisfy tax withholding.

Long-Term Debt
Prior Credit Facility
As of September 30, 2025, our credit facility provided us with up to $150.0 million of credit, and we had outstanding term loans totaling $116.2 million under the Credit Facility. In November 2025, we repaid all amounts under the Credit Facility from proceeds from our new PNC facility.
PNC Facility
In November 2025, we entered into a credit agreement (the "PNC Agreement") with PNC Bank, National Association, as the administrative agent. The PNC Agreement provides for a term loan facility of $100.0 million and a revolving credit facility of $20.0 million (collectively, the "PNC Facility"). The PNC Facility matures in November 2028.
Loans under the Credit Facilities bear interest at a reference rate plus an applicable margin, which will generally be the SOFR reference rate plus 2.75% per annum. The Company will make quarterly principal payments of $2.5 million on the Term Facility. The Company may voluntarily prepay loans or reduce revolving commitments under the Credit Facilities at any time without premium or penalty.
The loans under the PNC Agreement are secured by substantially all of our assets. The PNC Agreement contains financial and other covenants, including quarterly financial ratios, and it includes limitations on, among other things, indebtedness, liens, investments, and mergers or similar transactions.
Regulation
As of September 30, 2025, our insurance entities collectively held $96.3 million in cash and cash equivalents, to be used for operating expenses of our insurance entities, $193.7 million in short-term investments and $297.8 million in other current assets. The majority of the assets in our insurance entities are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
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

GPIC Insurance Company ("GPIC")
In 2022 we established a new wholly-owned insurance subsidiary, GPIC, domiciled in Canada. In the third quarter of 2025, GPIC began underwriting a material portion of our business in Canada. We are finalizing a transition of our Canadian underwriting from a fronting arrangement with Accelerant Insurance Company of Canada (formerly Omega General Insurance Company) to GPIC. We formed GPIC to provide us flexibility as to the insurance entity we use to market and write policies, as part of our vertical integration approach. Pursuant to Office of the Superintendent of Financial Institutions regulations, we have contributed CAD $18.2 million to GPIC as the required statutory capital for this subsidiary. The capital we maintain at GPIC approximates the amount that we historically held subject to our fronting arrangement.
ZPIC Insurance Company ("ZPIC")
In 2021, we established a new wholly-owned U.S. insurance subsidiary, ZPIC, domiciled in Missouri. We formed this insurance subsidiary to provide us flexibility as to the insurance entity we use to market and write policies. We have funded the required statutory capital to this subsidiary.
Wyndham Insurance Company (SAC) Limited ("WICL") Segregated Account AX, Wyndham Insurance Company (SAC) Limited Segregated Account Trupanion Germany and Wyndham Insurance Company (SAC) Limited Segregated Account Trupanion Switzerland
WICL is domiciled in Bermuda and regulated by the Bermuda Monetary Authority ("BMA"). WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Accelerant Insurance Company of Canada, formerly known as Omega General Insurance Company. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. Trupanion, Inc. received dividends of $15.6 million and $7.0 million from WICL Segregated Account AX in March and July 2025, respectively, as permitted under our agreements with WICL. As required by the Office of the Superintendent of Financial Institutions regulations related to our reinsurance agreement with Accelerant Insurance Company of Canada, we are required to maintain a Canadian Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of September 30, 2025, the account held CAD $11.5 million, which we expect will decrease as we rollover our Canadian book of business to GPIC.
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
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, consisting primarily of debt obligations and non-cancellable vendor service agreements. In March 2022, we entered into the Credit Facility, which provided us with up to $150.0 million of credit, including a $60.0 million Initial Term Loan that was funded at closing and an aggregate $75.0 million of delayed draw term loans funded between December 2022 and September 2023. Refer to Note 8, Debt, included in Item 1 of Part I of this report, for further details regarding the Credit Agreement, including interest and future principal repayments. In November 2025, we repaid all amounts under the Credit Facility with proceeds from our new PNC Facility, which will require us to repay the underlying obligations over a three-year term at SOFR plus a margin less than that in the Credit Facility. See “—Long Term Debt—PNC Facility”.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative or qualitative disclosures about market risk during the first nine months ended September 30, 2025. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2024 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2025, the disclosure controls and procedures were effective.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our business, results of operations, and financial conditions are subject to various risks described in our Annual Report on Form 10-K. There have been no material changes to the risk factors identified in our Annual Report on Form 10-K, except as set forth below.
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.
We maintain borrowing arrangements to fund certain of our operations. In November 2025, we repaid the outstanding balance under the Credit Facility with the proceeds from our PNC Facility. The PNC Facility provides us with $120.0 million in credit consisting of a term loan in an aggregate principal amount of $100.0 million and commitments for revolving loans in an aggregate principal amount at any time outstanding not in excess of $20.0 million. We expect to use a substantial portion of our cash flow to pay interest and principal on our outstanding indebtedness, and we may be unable to generate sufficient cash flow from operations, or have future borrowings available, to enable us to repay our indebtedness or to fund other liquidity needs.

Among other consequences, our level of indebtedness could:
•require us to use a significant percentage of our cash flow from operations for debt service and the satisfaction of repayment obligations, and not for other purposes that could grow our business;
•limit our ability to borrow money or issue equity to fund our working capital, capital expenditures, acquisitions and debt service requirements;
•cause our interest expense to increase if there is a general increase in interest rates, because a portion of our indebtedness bears interest at floating rates;
•limit our flexibility in planning for or reacting to changes in our business and future business opportunities;
•cause us to be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;
•make us more vulnerable to a downturn in our business or the economy; and
•limit our ability to exploit business opportunities.

Volatility in the credit markets, including due to bank failures as well as the U.S. Federal Reserve Bank’s interest rate decisions may impact our interest payments. We have secured overnight financing rate (“SOFR”)-based floating rate borrowings under the PNC Agreement, which expose us to variability in interest payments due to changes in the reference interest rates. SOFR is a relatively new reference rate and has a limited history, and changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. As a result, the amount of interest we may pay on our variable rate indebtedness is difficult to predict.

Further, the PNC Agreement contains several affirmative and negative covenants that could restrict our operations, require us to pay the outstanding balance under the PNC Facility if we are unable to comply with such covenants, or limit our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business. Although the PNC Agreement restricts our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in compliance with these restrictions. This could reduce our ability to satisfy our obligations and further exacerbate the risks to our financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
Pursuant to a marketing agreement between us and a strategic distributor, we agreed to issue shares of our common stock to the distributor as partial consideration for sales made through the distributor’s marketing channels of white-label medical and wellness pet insurance products that we create and administer under the agreement. The number of shares we issue is determined quarterly, based on a percentage of revenue from such product sales divided by the volume weighted average price per share for the preceding quarter or, if lower, for the three months ended December 5, 2021. The shares we issue are subject to various restrictions, including a minimum holding period of two years and customary transfer restrictions for shares acquired in a private placement. During the quarter ended September 30, 2025, we issued 3,663 shares of our common stock to the distributor in respect of product sales that occurred in the quarter ended June 30, 2025. We offered and sold these shares in reliance upon the exemption from the registration set forth under Section 4(a)(2) of the Securities Act, and the regulations promulgated thereunder relating to sales by an issuer not involving any public offering, and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plan
On August 20, 2025, John Gallagher, our Chief Operating Officer, adopted a trading plan intended to satisfy Rule 10b5-1 to sell up to 5,167 shares of our common stock over a period ending on November 6, 2026, subject to certain conditions.
During the three months ended September 30, 2025, no other director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, or terminated, including by modification, a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

TRUPANION, INC.

Date: November 6, 2025	/s/ Margi Tooth
Margi Tooth Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	/s/ Fawwad Qureshi
Fawwad Qureshi Chief Financial Officer (Principal Financial and Accounting Officer)