Form 10-Q
period 2026-03-31
TRUPANION, INC.
filed 2026-04-30
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 23, 2026, there were approximately 43,620,472 shares of the registrant’s common stock outstanding.

TRUPANION, INC.

Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q of Trupanion, Inc. contains forward-looking statements within the meaning of the federal securities laws. The words “believe,” “may,” “will,” “potentially,” “estimate,” “target,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan” and “expect,” and similar expressions that convey uncertainty of future events or outcomes, are intended to identify forward-looking statements.
These and other forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, without limitation, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission on February 13, 2026, in particular the risk factors discussed under the heading "Risk Factors" in Part I, Item 1A. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely on forward-looking statements as predictions of future events. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law.

Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our” and similar references refer to Trupanion, Inc. and its subsidiaries taken as a whole.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRUPANION, INC. Condensed Consolidated Statements of Operations (in thousands, except share data) (unaudited)
	Three Months Ended March 31,
	2026	2025
Revenue	$384,049	$341,975
Cost of revenue:
Veterinary invoice expense(1)	281,436	247,450
Other cost of revenue(1)	41,124	43,422
Total cost of revenue	322,560	290,872
Operating expenses:
Technology and development(1)	11,294	8,072
General and administrative(1)	19,102	19,892
New pet acquisition expense(1)	22,611	20,516
Depreciation and amortization	3,706	3,791
Total operating expenses	56,713	52,271
Loss from investment in joint venture	—	(305)
Operating income (loss)	4,776	(1,473)
Interest expense	1,875	3,211
Other (income), net	(3,055)	(3,240)
Income (loss) before income taxes	5,956	(1,444)
Income tax expense	1,076	39
Net income (loss)	$4,880	$(1,483)

Net income (loss) per share:
Basic	$0.11	$(0.03)
Diluted	$0.11	$(0.03)
Weighted average shares of common stock outstanding:
Basic	43,505,604	42,775,955
Diluted	43,681,740	42,775,955

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	$560	$770
Other cost of revenue	569	489
Technology and development	1,507	1,151
General and administrative	4,893	4,528
New pet acquisition expense	1,471	2,892

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Statements of Comprehensive Income (in thousands) (unaudited)
	Three Months Ended March 31,
	2026	2025
Net income (loss)	$4,880	$(1,483)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,277)	1,352
Net unrealized gain (loss) on available-for-sale investments	(1,513)	545
Other comprehensive income (loss), net of taxes	(2,790)	1,897
Comprehensive income	$2,090	$414

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Balance Sheets (in thousands, except share data)
	March 31, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$153,456	$138,024
Short-term investments	230,205	232,706
Accounts and other receivables, net of allowance for credit losses of $2,419 at March 31, 2026 and $1,311 at December 31, 2025	304,796	301,945
Prepaid expenses and other assets	16,709	18,387
Total current assets	705,166	691,062
Restricted cash	29,416	33,434
Long-term investments	986	983
Property, equipment, and internal-use software, net	102,612	104,844
Intangible assets, net	23,684	24,102
Other long-term assets	21,095	21,237
Goodwill	38,621	39,382
Total assets	$921,580	$915,044
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,828	$16,445
Accrued liabilities and other current liabilities	42,329	56,509
Reserve for veterinary invoices	56,701	55,921
Deferred revenue	286,508	270,935
Long-term debt - current portion	10,000	10,000
Total current liabilities	408,366	409,810
Long-term debt	99,346	101,784
Deferred tax liabilities	955	1,510
Other liabilities	18,091	18,004
Total liabilities	526,758	531,108
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 44,648,800 and 43,620,614 issued and outstanding at March 31, 2026; 44,430,267 and 43,402,081 shares issued and outstanding at December 31, 2025	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	613,624	604,828
Accumulated other comprehensive income (loss)	(693)	2,097
Accumulated deficit	(201,575)	(206,455)
Treasury stock, at cost: 1,028,186 shares at March 31, 2026 and December 31, 2025	(16,534)	(16,534)
Total stockholders’ equity	394,822	383,936
Total liabilities and stockholders’ equity	$921,580	$915,044

See accompanying notes to the condensed consolidated financial statements.

Trupanion, Inc. Condensed Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2026	43,402,081	$—	$604,828	$2,097	$(206,455)	$(16,534)	$383,936
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	218,533	—	(236)	—	—	—	(236)
Stock-based compensation expense	—	—	9,032	—	—	—	9,032
Other comprehensive loss	—	—	—	(2,790)	—	—	(2,790)
Net income	—	—	—	—	4,880	—	4,880
Balance at March 31, 2026	43,620,614	$—	$613,624	$(693)	$(201,575)	$(16,534)	$394,822

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2025	42,488,445	$—	$568,302	$(2,612)	$(225,888)	$(16,534)	$323,268
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	287,510	—	112	—	—	—	112
Stock-based compensation expense	—	—	9,879	—	—	—	9,879
Other comprehensive income	—	—	—	1,897	—	—	1,897
Net loss	—	—	—	—	(1,483)	—	(1,483)
Balance at March 31, 2025	42,775,955	$—	$578,293	$(715)	$(227,371)	$(16,534)	$333,673

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income (loss)	$4,880	$(1,483)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	3,706	3,791
Stock-based compensation expense	9,000	9,830
Other, net	(213)	349
Changes in operating assets and liabilities:
Accounts and other receivables	(3,035)	(15,965)
Prepaid expenses and other assets	1,954	(204)
Accounts payable, accrued liabilities, and other liabilities	(18,326)	1,527
Reserve for veterinary invoices	842	2,407
Deferred revenue	15,786	15,712
Net cash provided by operating activities	14,594	15,964
Investing activities
Purchases of investment securities	(47,883)	(40,875)
Maturities and sales of investment securities	48,878	33,242
Purchases of property, equipment, and internal-use software	(847)	(1,928)
Other	(35)	588
Net cash provided by (used in) investing activities	113	(8,973)
Financing activities
Repayment of debt financing	(2,500)	(338)
Proceeds from exercise of stock options	260	1,024
Shares withheld to satisfy tax withholding	(496)	(915)
Other	—	(230)
Net cash used in financing activities	(2,736)	(459)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(557)	(52)
Net change in cash, cash equivalents, and restricted cash	11,414	6,480
Cash, cash equivalents, and restricted cash at beginning of period	171,458	199,530
Cash, cash equivalents, and restricted cash at end of period	$182,872	$206,010
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property, equipment, and internal-use software included in accounts payable and accrued liabilities	$340	$803
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
The financial data as of December 31, 2025 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income, stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on February 13, 2026 (the "2025 10-K"). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2025 10-K. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from such estimates. See Note 1 to the audited financial statements included in the 2025 10-K for additional discussion of these estimates and assumptions.
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
The components of basic and diluted earnings per share were as follows (in thousands, except share and per share information):

	Three Months Ended March 31,
	2026	2025
Basic earnings per share:
Net income (loss)	$4,880	$(1,483)
Shares used in computation:
Weighted average shares of common stock outstanding	43,505,604	42,775,955
Basic earnings per share	$0.11	$(0.03)

Diluted earnings per share:
Net income (loss)	$4,880	$(1,483)
Shares used in computation:
Weighted average shares of common stock outstanding	43,505,604	42,775,955
Stock options	77,240	—
Restricted stock units	98,896	—
Weighted average number of shares	43,681,740	42,775,955
Diluted earnings per share	$0.11	$(0.03)
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended March 31,
	2026	2025
Stock options	—	267,452
Restricted stock units	682,623	1,472,290
3. Investments
Available-for sale securities are classified as short-term versus long-term investments based on whether they represent the investment of funds available for current operations. Currently, all available-for-sale securities are considered short-term in nature. Held-to-maturity securities are classified as short-term versus long-term investments based on their maturity dates. The amortized cost, gross unrealized holding gains and losses, and estimated fair value of long-term and short-term investments by major security type and class of security were as follows as of March 31, 2026 and December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of March 31, 2026
Long-term investments:
Held-to-maturity investments
U.S. treasury securities	$986	$—	$—	$986
	$986	$—	$—	$986
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$98,342	$77	$(367)	$98,052
Mortgage-backed securities and collateralized mortgage obligations	25,279	98	(46)	25,331
Other asset-backed securities	26,221	88	(27)	26,282
Corporate bonds	52,055	191	(150)	52,096
	$201,897	$454	$(590)	$201,761
Held-to-maturity investments
U.S. treasury securities	$9,779	$1	$(4)	$9,776
Foreign treasury securities	18,140	—	(16)	18,124
Certificates of deposit	525	—	—	525
	$28,444	$1	$(20)	$28,425

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2025
Long-term investments:
Held-to-maturity investments
U.S. treasury securities	$983	$5	$—	$988
	$983	$5	$—	$988
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$103,643	$523	$(8)	$104,158
Mortgage-backed securities and collateralized mortgage obligations	24,501	201	(15)	24,687
Other asset-backed securities	23,685	152	—	23,837
Corporate bonds	47,311	527	(3)	47,835
	$199,140	$1,403	$(26)	$200,517
Held-to-maturity investments
U.S. treasury securities	$9,757	$10	$—	$9,767
Foreign treasury securities	18,263	—	—	18,263
Certificates of deposit	4,169	—	—	4,169
	$32,189	$10	$—	$32,199

Future maturities of investments classified as available-for-sale and held-to-maturity are as follows (in thousands):

	As of March 31, 2026
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$5	$5
Due after one year through five years	150,392	150,143
Due after five years through ten years	—	—
Due after ten years	—	—
	$150,397	$150,148
Available-for-sale collateralized:
Due under one year	$9,785	$9,823
Due after one year through five years	31,495	31,584
Due after five years through ten years	10,003	9,981
Due after ten years	217	225
	$51,500	$51,613
Held-to-maturity:
Due under one year	$28,444	$28,425
Due after one year through five years	986	986
	$29,430	$29,411

The following tables present the gross unrealized losses and related fair values for the Company's investment in available-for-sale securities, grouped by duration of time in a continuous unrealized loss position as of March 31, 2026 and December 31, 2025 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
As of March 31, 2026
U.S. treasury securities	$72,873	$(367)	$—	$—	$72,873	$(367)
Mortgage-backed securities and collateralized mortgage obligations	10,432	(29)	877	(17)	11,309	(46)
Other asset-backed securities	6,778	(27)	—	—	6,778	(27)
Corporate bonds	22,150	(150)	—	—	22,150	(150)
Total	$112,233	$(573)	$877	$(17)	$113,110	$(590)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
As of December 31, 2025
U.S. treasury securities	$5,139	$(8)	$—	$—	$5,139	$(8)
Mortgage-backed securities and collateralized mortgage obligations	2,893	(3)	967	(12)	3,860	(15)
Other asset-backed securities	—	—	—	—	—	—
Corporate bonds	2,700	(3)	—	—	2,700	(3)
Total	$10,732	$(14)	$967	$(12)	$11,699	$(26)

As of March 31, 2026, 70 of the securities held were in an unrealized loss position. Unrealized losses on available-for-sale investments relate to interest rate changes. The Company does not expect material credit losses from its available-for-sale investments, considering the composition of the investment portfolio and the credit rating of these investments. The Company determined it is not likely to, and does not intend to, sell securities currently in a loss position prior to a potential recovery of their cost basis. The Company does not expect material credit losses from its held-to-maturity investments, considering the composition of the investment portfolio and the credit loss history of these investments.
Proceeds from the sales of fixed maturity investments classified as available-for-sale were $39.3 million and $29.6 million during the three months ended March 31, 2026 and 2025, respectively.
4. Fair Value
Fair Value Disclosures
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of March 31, 2026
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$51,524	$51,524	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	25,331	—	25,331	—
Other asset-backed securities	26,282	—	26,282	—
Corporate bonds	52,096	—	52,096	—
U.S. treasury securities	98,052	—	98,052	—
Total	$253,285	$51,524	$201,761	$—

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$46,818	$46,818	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	24,687	—	24,687	—
Other asset-backed securities	23,837	—	23,837	—
Corporate bonds	47,835	—	47,835	—
U.S. treasury securities	104,158	—	104,158	—
Total	$247,335	$46,818	$200,517	$—

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
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the three months ended March 31, 2026 and the year ended December 31, 2025.
Fair Value Disclosures - Other Assets and Liabilities
The Company's other long-term assets balance also included notes receivable of $2.4 million and $2.5 million as of March 31, 2026 and December 31, 2025, respectively, recorded at their estimated collectible amount. The Company estimates that the carrying value of the notes receivable approximates the fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.

The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at March 31, 2026.
5. Commitments and Contingencies
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
6. Reserve for Veterinary Invoices
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
Reserve for veterinary invoices
Summarized below are the changes in total liability for the Company's subscription business segment (in thousands):

	Three Months Ended March 31,
Subscription	2026	2025
Reserve at beginning of year	$26,364	$23,084
Veterinary invoices during the period related to:
Current year	188,274	166,452
Prior years	3,140	1,729
Total veterinary invoice expense	191,414	168,181
Amounts paid during the period related to:
Current year	168,898	146,976
Prior years	19,865	17,870
Total paid	188,763	164,846
Non-cash expenses	577	832
Reserve at end of period	$28,438	$25,587

The Company had unfavorable development on veterinary invoice reserves of $3.1 million for the three months ended March 31, 2026, including unfavorable development of $0.1 million attributable to accident year 2025 and unfavorable development of $3.0 million attributable to accident year 2024 and prior. The unfavorable development for accident year 2024 and prior was primarily driven by higher than expected frequency of claims. Non-cash expenses are primarily comprised of stock-based compensation for employees performing claims processing related duties.

Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Three Months Ended March 31,
Other Business	2026	2025
Reserve at beginning of year	$29,557	$28,551
Veterinary invoices during the period related to:
Current year	86,276	83,822
Prior years	3,746	(4,553)
Total veterinary invoice expense	90,022	79,269
Amounts paid during the period related to:
Current year	64,692	61,307
Prior years	26,624	18,058
Total paid	91,316	79,365
Non-cash expenses	—	—
Reserve at end of period	$28,263	$28,455

The Company had unfavorable development on veterinary invoice reserves for the other business segment of $3.7 million for the three months ended March 31, 2026, including unfavorable development on veterinary invoice reserves of $2.9 million attributable to accident year 2025 and unfavorable development of $0.8 million attributable to accident year 2024 and prior. The unfavorable development for accident year 2025 and prior was primarily driven by higher than expected frequency of claims.
Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of March 31, 2026
Year of Occurrence
2024 and prior	$2,962
2025	6,678
2026	18,798
$28,438

Other Business	As of March 31, 2026
Year of Occurrence
2024 and prior	$1,729
2025	4,950
2026	21,584
$28,263
7. Debt
Prior Credit Facility
On March 25, 2022, the Company entered into a credit agreement with Piper Sandler Finance, LLC, acting as the administrative agent, that provided the Company with $150.0 million in credit (the "Prior Credit Facility"). The Prior Credit Facility obligated the Company to repay 0.25% of any then-outstanding Term Loans, together with accrued and unpaid interest, on a quarterly basis. In November 2025, the Company repaid the Prior Credit Facility in full utilizing proceeds from the PNC Facility.
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
The PNC Facility is secured by substantially all assets of the Company and its subsidiaries. Proceeds from the PNC Facility were utilized to pay off the Prior Credit Facility. The credit agreement with PNC Bank contains financial and other covenants. As of March 31, 2026, the Company was in compliance with all financial and other covenants.
To the extent not previously paid, the PNC Facility is due and payable on November 4, 2028. The Company will make quarterly principal payments of $2.5 million on the PNC Initial Term Loan. The Company may voluntarily prepay loans or reduce revolving commitments under the PNC Facility at any time without premium or penalty.
Loans under the PNC Facility bear interest at a reference rate plus an applicable margin, which will generally be the SOFR reference rate plus 2.75% per annum. The stated interest rate as of March 31, 2026 was approximately 6.45% for the aggregate outstanding term loans. The Company incurred total debt issuance cost of approximately $0.8 million, which is reported in the Consolidated Balance Sheet as a direct reduction from the carrying amount of the PNC Facility, and is amortized as interest expense over the term of three years.
Future principal payments on outstanding borrowings as of March 31, 2026 are as follows (in thousands):

Year Ending December 31,	As of March 31, 2026
2026	$7,500
2027	10,000
2028	92,500
Total	$110,000

8. Stock-Based Compensation
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

	Three Months Ended March 31,
	2026	2025
Veterinary invoice expense	$560	$770
Other cost of revenue	569	489
Technology and development	1,507	1,151
General and administrative	4,893	4,528
New pet acquisition expense	1,471	2,892
Total expensed stock-based compensation	9,000	9,830
Capitalized stock-based compensation	32	49
Total stock-based compensation	$9,032	$9,879

Stock Options
The following table presents information regarding stock options granted, exercised, and forfeited for the period presented:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	197,232	$16.20	$4,175
Granted	—	—	—
Exercised	(27,233)	9.53	690
Forfeited	(1,476)	9.36	—
Outstanding as of March 31, 2026	168,523	17.34	1,394

Exercisable as of March 31, 2026	168,523	$17.34	$1,394

As of March 31, 2026, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 1.0 year.
The Company has not granted any new stock options since 2017 and all outstanding options vested prior to January 1, 2022. The Company issues authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table presents information regarding restricted stock units granted, vested and forfeited for the period presented:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2025	1,014,774	$40.32
Granted	761,415	28.73
Vested	(210,356)	42.00
Forfeited	(18,305)	41.29
Unvested shares as of March 31, 2026	1,547,528	$34.37

Stock-based compensation expenses of $49.9 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 2.0 years.

9. Stockholders' Equity
Common Stock and Preferred Stock
As of March 31, 2026, the Company had 100,000,000 shares of common stock authorized and 43,620,614 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. At March 31, 2026, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the Board), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company may, between May 2021 and May 2026, repurchase outstanding shares of the Company's common stock. The Company repurchased no shares during the three months ended March 31, 2026 and 2025, respectively.
10. Accumulated Comprehensive Income (Loss)
A summary of the components of Accumulated other comprehensive income (loss) is as follows (in thousands):

Three months ended March 31, 2026	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2026	$720	$1,377	$2,097
Other comprehensive income	(1,277)	(1,513)	(2,790)
Balance as of March 31, 2026	$(557)	$(136)	$(693)

Three months ended March 31, 2025	Foreign Currency Translation	Net Unrealized Gain on Available-for-Sale Securities	Total
Balance as of January 1, 2025	$(3,113)	$501	$(2,612)
Other comprehensive income	1,352	545	1,897
Balance as of March 31, 2025	$(1,761)	$1,046	$(715)

11. Segments
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
The Company's chief operating decision maker is its Chief Executive Officer. The chief operating decision maker reviews revenue and operating income (loss) to evaluate segment performance. Revenue, veterinary invoice expense, other cost of revenue, and new pet acquisition expenses are generally directly attributed to each segment. Other operating expenses, such as technology and development expense, general and administrative expense, and depreciation and amortization, are generally allocated proportionately based on revenue in each segment. Interest and other expenses and income taxes are not allocated to the segments, nor included in the measure of segment profit or loss. The Company does not analyze discrete segment balance sheet information related to long-term assets. Substantially all of the Company’s long-lived assets were located in the United States as of March 31, 2026 and December 31, 2025.
Operating income (loss) of the Company’s segments was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Subscription business:
Revenue	$269,454	$233,064
Veterinary invoice expense	191,414	168,181
Other cost of revenue	25,038	21,664
Technology and development	7,924	5,501
General and administrative	13,402	13,557
New pet acquisition expense	22,583	20,512
Depreciation and amortization	2,600	2,584
Subscription business operating income	6,493	1,065

Other business:
Revenue	114,595	108,911
Veterinary invoice expense	90,022	79,269
Other cost of revenue	16,086	21,758
Technology and development	3,370	2,571
General and administrative	5,700	6,335
New pet acquisition expense	28	4
Depreciation and amortization	1,106	1,207
Other business operating loss	(1,717)	(2,233)
Loss from investment in joint venture	—	(305)
Operating income (loss)	4,776	(1,473)
Interest expense	1,875	3,211
Other (income), net	(3,055)	(3,240)
Income (loss) before income taxes	$5,956	$(1,444)

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$318,178	$285,824
Canada and other	65,871	56,150
Total revenue	$384,049	$341,975

12. Income Taxes
The effective tax rate for the quarter ended March 31, 2026 was 18.1% compared to (2.7)% for the quarter ended March 31, 2025, primarily due to the transfer of our Canadian insurance business to GPIC, resulting in an increase in taxable income in Canada.

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

	Three Months Ended
	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024
Total Business:
Total pets enrolled (at period end)	1,637,665	1,647,565	1,654,414	1,660,455	1,667,637	1,677,570	1,688,903	1,699,643
Subscription Business:
Total subscription pets enrolled (at period end)	1,105,783	1,096,173	1,082,412	1,066,354	1,052,845	1,041,212	1,032,042	1,020,934
Monthly average revenue per pet	$85.79	$83.56	$82.01	$79.93	$77.53	$76.02	$74.27	$71.72
Average pet acquisition cost (PAC)	$315	$320	$290	$276	$267	$261	$243	$231
Average monthly retention	98.35%	98.34%	98.33%	98.29%	98.28%	98.25%	98.29%	98.34%

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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of March 31, 2026 is an average of each month’s retention from April 1, 2025 through March 31, 2026. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

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

The following table presents the reconciliation of our non-GAAP financial measures from corresponding GAAP measures for each of the last eight fiscal quarters (in thousands):

	Three Months Ended
	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024
Veterinary invoice expense	$281,436	$262,818	$263,127	$255,580	$247,450	$245,663	$238,814	$231,102
Less:
Stock-based compensation expense(1)	(552)	(614)	(666)	(758)	(763)	(800)	(830)	(843)
Other business cost of paying veterinary invoices(2)	(90,022)	(81,452)	(85,394)	(82,706)	(79,269)	(85,378)	(82,507)	(75,622)
Subscription cost of paying veterinary invoices (non-GAAP)	$190,862	$180,752	$177,067	$172,116	$167,418	$159,485	$155,477	$154,637
% of subscription revenue	70.8%	69.1%	70.1%	71.1%	71.8%	70.0%	71.0%	74.1%

Other cost of revenue	$41,124	$49,008	$43,739	$43,150	$43,422	$38,721	$39,263	$43,429
Less:
Stock-based compensation expense(1)	(564)	(600)	(579)	(601)	(482)	(476)	(536)	(523)
Other business variable expenses(2)	(16,083)	(25,589)	(20,702)	(20,531)	(21,736)	(17,336)	(18,126)	(23,091)
Subscription variable expenses (non-GAAP)	$24,477	$22,819	$22,458	$22,018	$21,204	$20,909	$20,601	$19,815
% of subscription revenue	9.1%	8.7%	8.9%	9.1%	9.1%	9.2%	9.4%	9.5%

Technology and development expense	$11,294	$11,303	$9,887	$8,586	$8,072	$8,172	$7,933	$8,190
General and administrative expense	19,102	18,323	18,311	20,122	19,892	16,828	16,977	15,253
Less:
Stock-based compensation expense(1)	(6,274)	(6,617)	(6,551)	(6,393)	(5,396)	(5,277)	(5,258)	(4,949)
Development expenses(3)	(1,701)	(1,798)	(1,199)	(946)	(1,406)	(1,322)	(1,474)	(1,655)
Fixed expenses (non-GAAP)	$22,421	$21,211	$20,448	$21,369	$21,162	$18,401	$18,178	$16,839
% of total revenue	5.8%	5.6%	5.6%	6.0%	6.2%	5.5%	5.6%	5.3%

New pet acquisition expense	$22,611	$23,103	$21,946	$19,843	$20,516	$18,354	$18,308	$17,874
Less:
Stock-based compensation expense(1)	(1,425)	(1,530)	(1,527)	(1,516)	(2,873)	(1,482)	(1,503)	(2,066)
Other business pet acquisition expense(2)	(26)	(8)	(5)	(74)	(3)	(8)	(8)	(10)
Subscription acquisition cost (non-GAAP)	$21,160	$21,565	$20,414	$18,253	$17,640	$16,864	$16,797	$15,798
% of subscription revenue	7.9%	8.2%	8.1%	7.5%	7.6%	7.4%	7.7%	7.6%
(1) Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.2 million for the three months ended March 31, 2026.
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
The following table reconciles GAAP new pet acquisition expense to non-GAAP net acquisition cost (in thousands) for each of the last eight fiscal quarters:

	Three Months Ended
	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024	Jun. 30, 2024
New pet acquisition expense	$22,611	$23,103	$21,946	$19,843	$20,516	$18,354	$18,308	$17,874
Net of sign-up fee revenue	(1,075)	(1,049)	(1,157)	(1,061)	(1,040)	(906)	(1,100)	(1,036)
Excluding:
Stock-based compensation expense	(1,425)	(1,530)	(1,527)	(1,516)	(2,873)	(1,482)	(1,503)	(2,066)
Other business pet acquisition expense	(26)	(8)	(5)	(74)	(3)	(8)	(8)	(10)
Pet acquisition expense for commission-based policies	(957)	(869)	(790)	(927)	(598)	(1,125)	(634)	(754)
Net acquisition cost	$19,128	$19,647	$18,467	$16,265	$16,002	$14,833	$15,063	$14,008
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
Investment in pet acquisition. We have made, and may continue to make, significant investments to grow our member base. Our pet acquisition cost and the number of new members we enroll depends on a number of factors, including the amount we have available and we elect to invest in pet acquisition activities in any particular period in the aggregate and by channel, the frequency of existing members adding a pet or referring their friends or family, the effectiveness of our sales execution and marketing initiatives, changes in costs of media, the mix of our pet acquisition expenditures and the competitive environment. Our average pet acquisition cost has in the past significantly varied, and in the future may significantly vary, from period to period based upon specific marketing initiatives and estimated rates of return on pet acquisition spend. We also regularly test new member acquisition channels and marketing initiatives, which may be more expensive than our traditional marketing channels and may increase our average pet acquisition costs. We continually assess our pet acquisition activities by monitoring the estimated return on PAC spend both on a detailed level by acquisition channel and in the aggregate.
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

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue:
Subscription business	$269,454	$233,064
Other business	114,595	108,911
Total revenue	384,049	341,975
Cost of revenue:
Subscription business	216,452	189,845
Other business	106,108	101,027
Total cost of revenue(1)	322,560	290,872
Operating expenses:
Technology and development(1)	11,294	8,072
General and administrative(1)	19,102	19,892
New pet acquisition expense(1)	22,611	20,516
Depreciation and amortization	3,706	3,791
Total operating expenses	56,713	52,271
Loss from investment in joint venture	—	(305)
Operating income (loss)	4,776	(1,473)
Interest expense	1,875	3,211
Other (income), net	(3,055)	(3,240)
Income (loss) before income taxes	5,956	(1,444)
Income tax expense	1,076	39
Net income (loss)	$4,880	$(1,483)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Veterinary invoice expense(2)	$560	$770
Other cost of revenue(2)	569	489
Technology and development	1,507	1,151
General and administrative	4,893	4,528
New pet acquisition expense	1,471	2,892
Total stock-based compensation expense	$9,000	$9,830

(2) Veterinary invoice expense and Other cost of revenue together comprise stock-based compensation expense included within Total cost of revenue.

	Three Months Ended March 31,
	2026	2025
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue	84	85
Operating expenses:
Technology and development	3	2
General and administrative	5	6
New pet acquisition expense	6	6
Depreciation and amortization	1	1
Total operating expenses	15	15
Loss from investment in joint venture	—	—
Operating income (loss)	1	—
Interest expense	—	1
Other (income), net	1	(1)
Income (loss) before income taxes	2	—
Income tax expense	—	—
Net income (loss)	2%	—%

Stock-based compensation expense:	Three Months Ended March 31,
	2026	2025
	(as a percentage of revenue)
Veterinary invoice expense(2)	—%	—%
Other cost of revenue(2)	—	—
Technology and development	—	—
General and administrative	1	1
New pet acquisition expense	—	1
Total stock-based compensation expense	1%	2%

	Three Months Ended March 31,
	2026	2025
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%
Subscription business cost of revenue	80	81

Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		% Change
	2026	2025
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$269,454	$233,064	16%
Other business	114,595	108,911	5
Total revenue	$384,049	$341,975	12

Percentage of Revenue by Segment:
Subscription business	70%	68%
Other business	30	32
Total revenue	100%	100%

Total pets enrolled (at period end)	1,637,665	1,667,637	(2)
Total subscription pets enrolled (at period end)	1,105,783	1,052,845	5
Monthly average revenue per pet	$85.79	$77.53	11
Average monthly retention	98.35%	98.28%

Three months ended March 31, 2026 compared to three months ended March 31, 2025. Total revenue increased by $42.1 million, or 12%, to $384.0 million for the three months ended March 31, 2026. Revenue from our subscription business segment increased by $36.4 million, or 16%, to $269.5 million for the three months ended March 31, 2026. This increase was primarily due to an 11% increase in monthly average revenue per pet and an increase in subscription pet months (the sum of pets enrolled for each month during a period) for policies underwritten by Trupanion. Our subscription pets enrolled increased by 52,938 pets, or 5%, to 1,105,783 for the three months ended at March 31, 2026, which was consistent with the growth rate of pets enrolled in the prior year period. Revenue from our other business segment increased by $5.7 million, or 5%, to $114.6 million for the three months ended March 31, 2026. This increase was primarily driven by a 22% increase in monthly average revenue per pet in this segment, partially offset by a decrease in pet months primarily reflecting the expected run-off of pets we historically insured for Pets Best.

Cost of Revenue

	Three Months Ended March 31,		% Change
	2026	2025
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$191,414	$168,181	14%
Other cost of revenue	25,038	21,664	16
Total cost of revenue	216,452	189,845	14
Other business:
Veterinary invoice expense	90,022	79,269	14
Other cost of revenue	16,086	21,758	(26)
Total cost of revenue	$106,108	$101,027	5

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	71%	72%
Other cost of revenue	9	9
Total cost of revenue	80	81
Other business:
Veterinary invoice expense	79	73
Other cost of revenue	14	20
Total cost of revenue	93	93

Total pets enrolled (at period end)	1,637,665	1,667,637	(2)
Total subscription pets enrolled (at period end)	1,105,783	1,052,845	5

Three months ended March 31, 2026 compared to three months ended March 31, 2025. Total cost of revenue for our subscription business segment increased by $26.6 million, or 14%, to $216.5 million, for the three months ended March 31, 2026. This increase was driven by a $23.2 million, or 14%, increase in veterinary invoice expense and a $3.4 million, or 16%, increase in other cost of revenue. The 14% increase in veterinary invoice expense was driven by a 9% increase in veterinary invoice expense per pet and an increase in total subscription pet months for policies underwritten by Trupanion. The 16% increase in other cost of revenue was primarily due to general increases in costs attributable to growth in our membership and subscription revenue. Subscription business total cost of revenue decreased from 81% to 80% of revenue year-over-year primarily due to growth in subscription revenue outpacing growth in subscription veterinary invoice expense.

Total cost of revenue for our other business segment increased by $5.1 million, or 5%, to $106.1 million for the three months ended March 31, 2026. This increase was primarily driven by a $10.8 million, or 14%, increase in veterinary invoice expense, partially offset by a $5.7 million, or 26% decrease in other cost of revenue. The 14% increase in veterinary invoice expense was primarily driven by a 31% increase in veterinary invoice expense per pet, partially offset by a decrease in pet months in this segment primarily reflecting the expected run-off of pets we historically insured for Pets Best. Within our other business segment, fluctuations in other cost of revenue are largely driven by trends in revenue and veterinary invoice expense. Total cost of revenue for the other business segment remained materially consistent at 93% of segment revenue year-over-year.

Technology and Development Expenses

	Three Months Ended March 31,		% Change
	2026	2025
	(in thousands, except percentages)
Technology and development	$11,294	$8,072	40%
Percentage of total revenue	3%	2%
Three months ended March 31, 2026 compared to three months ended March 31, 2025. Technology and development expenses increased by $3.2 million, or 40%, to $11.3 million for the three months ended March 31, 2026. This increase was primarily due to a $1.7 million increase in general compensation and other employee-related expenses, a $0.8 million reduction in capitalized expenditures related to internally developed software projects, and a $0.6 million increase in new product exploration and development expenses. Technology and development expenses increased from 2% to 3% of total revenue year-over-year.
General and Administrative Expenses

	Three Months Ended March 31,		% Change
	2026	2025
	(in thousands, except percentages)
General and administrative	$19,102	$19,892	(4)%
Percentage of total revenue	5%	6%

Three months ended March 31, 2026 compared to three months ended March 31, 2025. General and administrative expenses decreased by $0.8 million, or 4%, to $19.1 million for the three months ended March 31, 2026. This decrease was driven by decreases of $1.1 million in professional services and $2.4 million in underwriting fees related to our Canadian business, partially offset by an increase of $1.4 million in general compensation and other employee-related expenses and a $1.3 million increase in other miscellaneous expenses. General and administrative expenses decreased from 6% to 5% of total revenue year-over-year.

New Pet Acquisition Expense

	Three Months Ended March 31,		% Change
	2026	2025
	(in thousands, except percentages, pet and per pet data)
New pet acquisition expense	$22,611	$20,516	10%
Percentage of total revenue	6%	6%
Subscription Business:
Total subscription pets enrolled (at period end)	1,105,783	1,052,845	5
Average pet acquisition cost (PAC)	$315	$267	18

Three months ended March 31, 2026 compared to three months ended March 31, 2025. New pet acquisition expenses increased by $2.1 million, or 10%, to $22.6 million for the three months ended March 31, 2026. This increase was primarily driven by increased marketing spend as we have begun deploying more capital to acquire new pets in a disciplined manner. New pet acquisition expense as a percentage of revenue remained constant at 6%.

Depreciation and Amortization

	Three Months Ended March 31,		% Change
	2026	2025
	(in thousands, except percentages)
Depreciation and amortization	$3,706	$3,791	(2)%
Percentage of total revenue	1%	1%
Three months ended March 31, 2026 compared to three months ended March 31, 2025. Depreciation and amortization expense decreased by $0.1 million, or 2%, to $3.7 million for the three months ended March 31, 2026, and remained consistent at 1% of total revenue year-over-year.

Total Other (Income), Net

	Three Months Ended March 31,		% Change
	2026	2025
	(in thousands, except percentages)
Interest expense	$1,875	$3,211	(42)%
Other (income), net	(3,055)	(3,240)	(6)
Total other (income), net	$(1,180)	$(29)	3,969
Percentage of total revenue	—%	—%

Three months ended March 31, 2026 compared to three months ended March 31, 2025. Total other (income), net increased by $1.2 million from income of less than $0.1 million to income of $1.2 million for the three months ended March 31, 2026, primarily due to a $1.3 million decrease in interest expense partially offset by lower investment income.
Income Tax Expense
Three months ended March 31, 2026 compared to three months ended March 31, 2025. Income tax expense increased by $1.1 million from a expense of less than $0.1 million to expense of $1.1 million for the three months ended March 31, 2026, primarily due to the transfer of our Canadian insurance business to GPIC, resulting in an increase in taxable income in Canada.
Stock-Based Compensation
Three months ended March 31, 2026 compared to three months ended March 31, 2025. Stock-based compensation is included in the cost and expense line items in the consolidated statements of operations, discussed above. Stock-based compensation expense decreased from $9.8 million to $9.0 million for the three months ended March 31, 2026. The amount of stock-based compensation recognized largely reflects the timing and vesting of our annual performance grants, calculated according to our equity incentive plan.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$14,594	$15,964
Net cash provided by (used in) investing activities	113	(8,973)
Net cash used in financing activities	(2,736)	(459)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(557)	(52)
Net change in cash, cash equivalents, and restricted cash	$11,414	$6,480

Our primary requirements for liquidity are paying veterinary invoices, funding and growing our operations, funding our capital requirements, investing in new member acquisition, investing in enhancements to our member experience, and servicing debt. We have certain contractual obligations in the normal course of business, including obligations and commitments relating to our credit arrangements, non-cancellable vendor purchase agreements, as well as future payments of veterinary invoices. Refer to Note 6, Reserve for Veterinary Invoices, included in Item 1 of Part I of this report, for further details on anticipated cash outflows.
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
As of March 31, 2026, we had $383.7 million in cash, cash equivalents and short-term investments, of which $324.4 million was held by our insurance entities. Outside of insurance entities, we held $59.3 million in cash, cash equivalents and short-term investments with an additional $5.0 million available under our PNC Facility.
In April 2021, our board of directors approved a share repurchase program, pursuant to which we may, between May 2021 and May 2026, repurchase outstanding shares of our common stock. While our board of directors has approved the program, any repurchase activity is subject to quarterly assessment and board approval, based on various factors including available cash, our stock price relative to our estimated intrinsic value, forecasted operating results, and available opportunities to deploy capital. We repurchased no shares under this program during the three months ended March 31, 2026.
Operating Cash Flows
Net cash provided by operating activities was $14.6 million for the three months ended March 31, 2026, compared to $16.0 million for the three months ended March 31, 2025. This decrease was primarily driven by timing differences in working capital activities partially offset by improved operating results largely driven by higher revenue and improved subscription business margins. Changes in accounts receivable and deferred revenue were primarily related to annual policies with annual payment terms within our other business segment. Changes in our reserve for veterinary invoices are driven by multiple factors, including ongoing analysis of claims frequency and severity. Additionally, changes in our accounts payable, accrued liabilities, and other liabilities are primarily due to differences in timing of payments.
Investing Cash Flows
Net cash provided by investing activities was $0.1 million for the three months ended March 31, 2026, primarily consisting of $48.9 million in sales and maturities of investment securities, partially offset by purchases of investment securities of $47.9 million as well as $0.8 million of capital expenditures primarily related to the development of internal-use software focused on member experience, claims processing and internal policy management improvements. Net cash used in investing activities was $9.0 million for the three months ended March 31, 2025, primarily consisting of purchases of investment securities of $40.9 million as well as $1.9 million of capital expenditures primarily related to the development of internal-use software focused on member experience, claims processing and internal policy management improvements, partially offset by $33.2 million in sales and maturities of investment securities.
Financing Cash Flows
Net cash used in financing activities was $2.7 million for the three months ended March 31, 2026, primarily consisting of $2.5 million in repayments on the PNC Facility. Net cash used in financing activities was $0.5 million for the three months ended March 31, 2025, primarily consisting of $0.3 million in repayments on the Prior Credit Facility, as well as $0.9 million in shares withheld to satisfy tax withholding, partially offset by $1.0 million in proceeds from exercise of stock options.

Long-Term Debt
PNC Facility
In November 2025, we entered into a credit agreement (the "PNC Agreement") with PNC Bank, National Association, as the administrative agent. The PNC Agreement provides for a term loan facility of $100.0 million and a revolving credit facility of $20.0 million (collectively, the "PNC Facility"). The PNC Facility matures in November 2028.
Loans under the PNC Facility bear interest at a reference rate plus an applicable margin, which will generally be the SOFR reference rate plus 2.75% per annum. The Company makes quarterly principal payments of $2.5 million on the term loan facility. The Company may voluntarily prepay loans or reduce revolving commitments under the PNC Facility at any time without premium or penalty.
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
As of March 31, 2026, our insurance entities collectively held $94.2 million in cash and cash equivalents, to be used for operating expenses of our insurance entities, $230.2 million in short-term investments and $300.7 million in other current assets. The majority of the assets in our insurance entities are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
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
American Pet Insurance Company ("APIC")
APIC, our wholly-owned insurance subsidiary domiciled in New York, underwrites all of our policies in the U.S. As our business in the U.S. grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements will also increase, though risk-based capital requirements also take our overall rate of growth into consideration. Recently, our other business segment growth has slowed, and we currently expect that to continue, which would reduce capital requirements. In February 2026, APIC distributed an extraordinary dividend of $14.9 million to Trupanion, Inc. APIC's primary regulator is the New York Department of Financial Services ("NY DFS").

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
GPIC Insurance Company ("GPIC")
GPIC, our wholly-owned insurance subsidiary domiciled in Canada underwrites the majority of our policies in Canada. We are continuing to transition the remaining portion of our insurance activity in Canada to GPIC from a fronting arrangement with Accelerant Insurance Company of Canada (formerly Omega General Insurance Company) ("Accelerant"). Pursuant to the Canadian Office of the Superintendent of Financial Institutions ("OSFI") regulations, we have contributed CAD $29.5 million to GPIC as of March 31, 2026, as the required statutory capital for this subsidiary. The capital we maintain at GPIC is, and for the foreseeable future may continue to be, more than the amount that we historically held subject to our fronting arrangement with Accelerant.
Under the terms of our agreements with Accelerant, we retain any financial risk associated with our Canadian business. Accelerant's Canadian insurance operations are supervised and regulated by Canadian federal, provincial and territorial governments and Accelerant is a fully licensed insurer in all of the Canadian provinces and territories in which we do business. As we transition more of the business to GPIC, the amount we are required to fund in the Canadian trust account will be reduced (as discussed below).
Wyndham Insurance Company (SAC) Limited ("WICL") Segregated Account AX, Wyndham Insurance Company (SAC) Limited Segregated Account Trupanion Germany and Wyndham Insurance Company (SAC) Limited Segregated Account Trupanion Switzerland
WICL is domiciled in Bermuda and regulated by the Bermuda Monetary Authority ("BMA"). WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Accelerant for our business activity in Canada. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. Trupanion, Inc. received dividends of $3.3 million from WICL Segregated Account AX in February 2026, as permitted under our agreements with WICL. As required by OSFI regulations related to our reinsurance agreement with Accelerant, we are required to maintain a Canadian Reinsurance Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of March 31, 2026, the account held CAD $2.9 million which we expect will continue to decrease as we rollover our Canadian book of business to GPIC.
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

Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, consisting primarily of debt obligations and non-cancellable vendor service agreements. In November 2025, we entered into the PNC Agreement, which provides up to $120.0 million of credit, including $100.0 million term loan and $20.0 million revolving loan facility. We used the proceeds under the PNC Agreement to repay all amounts due and outstanding under our Prior Credit Facility. The PNC Agreement will require us to repay the underlying obligations over a three-year term at SOFR plus a margin. Refer to Note 7, Debt, included in Item 1 of Part I of this report, for further details regarding the credit agreement, including interest and future principal repayments.
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
There have been no material changes to our critical accounting policies or estimates as compared to those described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative or qualitative disclosures about market risk during the first three months ended March 31, 2026. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2025 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2026, the disclosure controls and procedures were effective.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to litigation matters and claims arising from the ordinary course of business. Further information with respect to this item may be found in Note 5 of Part 1 Item 1, "Financial Statements (unaudited)", under the caption, "Legal Proceedings" which information is incorporated herein by reference.
Item 1A. Risk Factors
Our business, results of operations, and financial conditions are subject to various risks described in our Annual Report on Form 10-K. There have been no material changes to the risk factors identified in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
Pursuant to a marketing agreement between us and a strategic distributor, we agreed to issue shares of our common stock to the distributor as partial consideration for sales made through the distributor’s marketing channels of white-label medical and wellness pet insurance products that we create and administer under the agreement. The number of shares we issue is determined quarterly, based on a percentage of revenue from such product sales divided by the volume weighted average price per share for the preceding quarter or, if lower, for the three months ended December 5, 2021. The shares we issue are subject to various restrictions, including a minimum holding period of two years and customary transfer restrictions for shares acquired in a private placement. During the quarter ended March 31, 2026, we issued 4,800 shares of our common stock to the distributor in respect of product sales that occurred in the quarter ended December 31, 2025. We offered and sold these shares in reliance upon the exemption from the registration set forth under Section 4(a)(2) of the Securities Act, and the regulations promulgated thereunder relating to sales by an issuer not involving any public offering, and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plan
On February 17, 2026, Murray Low, a member of our Board of Directors, terminated the trading plan dated December 2, 2025, which authorized the sale of up to 20,020 shares of Trupanion, Inc. common stock over a period ending on December 31, 2026, subject to certain conditions.
During the three months ended March 31, 2026, no other director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, or terminated, including by modification, a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

TRUPANION, INC.

Date: April 30, 2026	/s/ Margi Tooth
Margi Tooth Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2026	/s/ Fawwad Qureshi
Fawwad Qureshi Chief Financial Officer (Principal Financial and Accounting Officer)