Form 10-Q
period 2026-06-30
TRUPANION, INC.
filed 2026-08-05
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 29, 2026, there were approximately 43,872,611 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRUPANION, INC. Condensed Consolidated Statements of Operations (in thousands, except share data) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$392,934	$353,557	$776,983	$695,532
Cost of revenue:
Veterinary invoice expense(1)	279,468	255,580	560,904	503,030
Other cost of revenue(1)	48,333	43,150	89,457	86,572
Total cost of revenue	327,801	298,730	650,361	589,602
Operating expenses:
Technology and development(1)	12,754	8,586	24,048	16,658
General and administrative(1)	19,525	20,122	38,627	40,014
New pet acquisition expense(1)	22,805	19,843	45,416	40,359
Depreciation and amortization	3,673	3,962	7,379	7,753
Total operating expenses	58,757	52,513	115,470	104,784
Loss from investment in joint venture	—	—	—	(305)
Operating income	6,376	2,314	11,152	841
Interest expense	1,832	3,682	3,707	6,893
Other (income), net	(2,829)	(11,914)	(5,884)	(15,154)
Income before income taxes	7,373	10,546	13,329	9,102
Income tax expense	542	1,133	1,618	1,172
Net income	$6,831	$9,413	$11,711	$7,930

Net income per share:
Basic	$0.16	$0.22	$0.27	$0.19
Diluted	$0.16	$0.22	$0.27	$0.18
Weighted average shares of common stock outstanding:
Basic	43,730,573	42,872,153	43,618,710	42,734,426
Diluted	43,821,061	43,325,704	43,751,785	43,544,325

(1)Includes stock-based compensation expense as follows:
Veterinary invoice expense	$505	$774	$1,065	$1,544
Other cost of revenue	620	605	1,189	1,094
Technology and development	2,865	1,470	4,372	2,621
General and administrative	4,738	5,047	9,631	9,575
New pet acquisition expense	1,241	1,560	2,712	4,452

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Statements of Comprehensive Income (in thousands) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$6,831	$9,413	$11,711	$7,930
Other comprehensive income (loss):
Foreign currency translation adjustments	(979)	3,202	(2,256)	4,554
Net unrealized gain (loss) on available-for-sale investments	(946)	170	(2,459)	715
Other comprehensive income (loss), net of taxes	(1,925)	3,372	(4,715)	5,269
Comprehensive income	$4,906	$12,785	$6,996	$13,199

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Balance Sheets (in thousands, except share data)
	June 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$149,360	$138,024
Short-term investments	249,131	232,706
Accounts and other receivables, net of allowance for credit losses of $2,886 at June 30, 2026 and $1,311 at December 31, 2025	302,191	301,945
Prepaid expenses and other assets	18,760	18,387
Total current assets	719,442	691,062
Restricted cash	28,939	33,434
Long-term investments	989	983
Property, equipment, and internal-use software, net	101,425	104,844
Intangible assets, net	23,344	24,102
Other long-term assets	18,047	21,237
Goodwill	38,625	39,382
Total assets	$930,811	$915,044
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,965	$16,445
Accrued liabilities and other current liabilities	44,638	56,509
Reserve for veterinary invoices	51,722	55,921
Deferred revenue	287,156	270,935
Long-term debt - current portion	10,000	10,000
Total current liabilities	405,481	409,810
Long-term debt	96,909	101,784
Deferred tax liabilities	639	1,510
Other liabilities	18,112	18,004
Total liabilities	521,141	531,108
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 44,899,727 and 43,871,541 issued and outstanding at June 30, 2026; 44,430,267 and 43,402,081 shares issued and outstanding at December 31, 2025	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	623,566	604,828
Accumulated other comprehensive income (loss)	(2,618)	2,097
Accumulated deficit	(194,744)	(206,455)
Treasury stock, at cost: 1,028,186 shares at June 30, 2026 and December 31, 2025	(16,534)	(16,534)
Total stockholders’ equity	409,670	383,936
Total liabilities and stockholders’ equity	$930,811	$915,044

See accompanying notes to the condensed consolidated financial statements.

Trupanion, Inc. Condensed Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2026	43,620,614	$—	$613,624	$(693)	$(201,575)	$(16,534)	$394,822
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	250,927	—	(72)	—	—	—	(72)
Stock-based compensation expense	—	—	10,014	—	—	—	10,014
Other comprehensive loss	—	—	—	(1,925)	—	—	(1,925)
Net income	—	—	—	—	6,831	—	6,831
Balance at June 30, 2026	43,871,541	$—	$623,566	$(2,618)	$(194,744)	$(16,534)	$409,670

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at April 1, 2025	42,775,955	$—	$578,293	$(715)	$(227,371)	$(16,534)	$333,673
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	211,817	—	(469)	—	—	—	(469)
Stock-based compensation expense	—	—	9,465	—	—	—	9,465
Other comprehensive income	—	—	—	3,372	—	—	3,372
Net income	—	—	—	—	9,413	—	9,413
Balance at June 30, 2025	42,987,772	$—	$587,289	$2,657	$(217,958)	$(16,534)	$355,454

Trupanion, Inc. Condensed Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2026	43,402,081	$—	$604,828	$2,097	$(206,455)	$(16,534)	$383,936
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	469,460	—	(308)	—	—	—	(308)
Stock-based compensation expense	—	—	19,046	—	—	—	19,046
Other comprehensive loss	—	—	—	(4,715)	—	—	(4,715)
Net income	—	—	—	—	11,711	—	11,711
Balance at June 30, 2026	43,871,541	$—	$623,566	$(2,618)	$(194,744)	$(16,534)	$409,670

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2025	42,488,445	$—	$568,302	$(2,612)	$(225,888)	$(16,534)	$323,268
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	499,327	—	(357)	—	—	—	(357)
Stock-based compensation expense	—	—	19,344	—	—	—	19,344
Other comprehensive income	—	—	—	5,269	—	—	5,269
Net income	—	—	—	—	7,930	—	7,930
Balance at June 30, 2025	42,987,772	$—	$587,289	$2,657	$(217,958)	$(16,534)	$355,454

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$11,711	$7,930
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,379	7,753
Stock-based compensation expense	18,969	19,286
Realized gain on nonmonetary exchange of preferred stock investment	—	(7,783)
Other, net	(378)	951
Changes in operating assets and liabilities:
Accounts and other receivables	(627)	(18,015)
Prepaid expenses and other assets	2,597	(584)
Accounts payable, accrued liabilities, and other liabilities	(16,797)	990
Reserve for veterinary invoices	(4,048)	697
Deferred revenue	16,772	19,764
Net cash provided by operating activities	35,578	30,989
Investing activities
Purchases of investment securities	(119,977)	(142,000)
Maturities and sales of investment securities	100,236	94,264
Purchases of property, equipment, and internal-use software	(2,672)	(4,904)
Other	(17)	1,200
Net cash used in investing activities	(22,430)	(51,440)
Financing activities
Repayment of debt financing	(5,000)	(15,525)
Proceeds from exercise of stock options	668	1,327
Shares withheld to satisfy tax withholding	(976)	(1,688)
Other	—	(460)
Net cash used in financing activities	(5,308)	(16,346)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(999)	1,738
Net change in cash, cash equivalents, and restricted cash	6,841	(35,059)
Cash, cash equivalents, and restricted cash at beginning of period	171,458	199,530
Cash, cash equivalents, and restricted cash at end of period	$178,299	$164,471
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property, equipment, and internal-use software included in accounts payable and accrued liabilities	$605	$296
Purchase of intellectual property in exchange for preferred stock investment	$—	$14,783
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
The financial data as of December 31, 2025 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income, stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on February 13, 2026 (the "2025 10-K"). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2025 10-K. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
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
2. Net Income per Share
Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is calculated using the weighted average number of shares of common stock plus, when dilutive, potential shares of common stock outstanding using the treasury-stock method. Potential shares of common stock outstanding include stock options, and unvested restricted stock units.
The components of basic and diluted earnings per share were as follows (in thousands, except share and per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per share:
Net income	$6,831	$9,413	$11,711	$7,930
Shares used in computation:
Weighted average shares of common stock outstanding	43,730,573	42,872,153	43,618,710	42,734,426
Basic earnings per share	$0.16	$0.22	$0.27	$0.19

Diluted earnings per share:
Net income	$6,831	$9,413	$11,711	$7,930
Shares used in computation:
Weighted average shares of common stock outstanding	43,730,573	42,872,153	43,618,710	42,734,426
Stock options	53,655	174,262	64,298	312,622
Restricted stock units	36,833	279,289	68,777	497,277
Weighted average number of shares	43,821,061	43,325,704	43,751,785	43,544,325
Diluted earnings per share	$0.16	$0.22	$0.27	$0.18
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	—	—	—	—
Restricted stock units	1,373,843	261,559	1,623,609	920,847
3. Investments
Available-for sale securities are classified as short-term versus long-term investments based on whether they represent the investment of funds available for current operations. Currently, all available-for-sale securities are considered short-term in nature. Held-to-maturity securities are classified as short-term versus long-term investments based on their maturity dates. The amortized cost, gross unrealized holding gains and losses, and estimated fair value of long-term and short-term investments by major security type and class of security were as follows as of June 30, 2026 and December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of June 30, 2026
Long-term investments:
Held-to-maturity investments
U.S. treasury securities	$989	$—	$(4)	$985
	$989	$—	$(4)	$985
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$96,265	$5	$(869)	$95,401
Mortgage-backed securities and collateralized mortgage obligations	24,118	51	(98)	24,071
Other asset-backed securities	26,664	44	(46)	26,662
Corporate bonds	57,441	92	(261)	57,272
	$204,488	$192	$(1,274)	$203,406
Held-to-maturity investments
U.S. treasury securities	$9,694	$—	$(22)	$9,672
Foreign treasury securities	35,506	21	(3)	35,524
Certificates of deposit	525	—	—	525
	$45,725	$21	$(25)	$45,721

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2025
Long-term investments:
Held-to-maturity investments
U.S. treasury securities	$983	$5	$—	$988
	$983	$5	$—	$988
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$103,643	$523	$(8)	$104,158
Mortgage-backed securities and collateralized mortgage obligations	24,501	201	(15)	24,687
Other asset-backed securities	23,685	152	—	23,837
Corporate bonds	47,311	527	(3)	47,835
	$199,140	$1,403	$(26)	$200,517
Held-to-maturity investments
U.S. treasury securities	$9,757	$10	$—	$9,767
Foreign treasury securities	18,263	—	—	18,263
Certificates of deposit	4,169	—	—	4,169
	$32,189	$10	$—	$32,199

Future maturities of investments classified as available-for-sale and held-to-maturity are as follows (in thousands):

	As of June 30, 2026
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$475	$479
Due after one year through five years	153,231	152,194
Due after five years through ten years	—	—
Due after ten years	—	—
	$153,706	$152,673
Available-for-sale collateralized:
Due under one year	$8,315	$8,341
Due after one year through five years	31,624	31,605
Due after five years through ten years	10,636	10,573
Due after ten years	207	214
	$50,782	$50,733
Held-to-maturity:
Due under one year	$45,725	$45,721
Due after one year through five years	989	985
	$46,714	$46,706

The following tables present the gross unrealized losses and related fair values for the Company's investment in available-for-sale securities, grouped by duration of time in a continuous unrealized loss position as of June 30, 2026 and December 31, 2025 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
As of June 30, 2026
U.S. treasury securities	$91,412	$(869)	$—	$—	$91,412	$(869)
Mortgage-backed securities and collateralized mortgage obligations	14,773	(79)	796	(19)	15,569	(98)
Other asset-backed securities	9,721	(46)	—	—	9,721	(46)
Corporate bonds	36,798	(261)	—	—	36,798	(261)
Total	$152,704	$(1,255)	$796	$(19)	$153,500	$(1,274)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
As of December 31, 2025
U.S. treasury securities	$5,139	$(8)	$—	$—	$5,139	$(8)
Mortgage-backed securities and collateralized mortgage obligations	2,893	(3)	967	(12)	3,860	(15)
Other asset-backed securities	—	—	—	—	—	—
Corporate bonds	2,700	(3)	—	—	2,700	(3)
Total	$10,732	$(14)	$967	$(12)	$11,699	$(26)

As of June 30, 2026, 109 of the securities held were in an unrealized loss position. Unrealized losses on available-for-sale investments relate to interest rate changes. The Company does not expect material credit losses from its available-for-sale investments, considering the composition of the investment portfolio and the credit rating of these investments. The Company determined it is not likely to, and does not intend to, sell securities currently in a loss position prior to a potential recovery of their cost basis. The Company does not expect material credit losses from its held-to-maturity investments, considering the composition of the investment portfolio and the credit loss history of these investments.
Proceeds from the sales of fixed maturity investments classified as available-for-sale were $78.4 million and $81.2 million during the six months ended June 30, 2026 and 2025, respectively.
4. Other Investments
Preferred Stock Investment and Nonmonetary Exchange
The Company invested $7.0 million in the preferred stock of a variable interest entity, Baystride, Inc. ("Baystride"), a U.S.-based privately held corporation operating in the pet food industry. The Company did not have power over the activities that most significantly impact the economic performance of the entity and was, therefore, not the primary beneficiary. The preferred stock investment in the entity was redeemable and, therefore, was accounted for as an available-for-sale debt security and measured at fair value at each balance sheet date and as of the transaction date. The estimated fair value of the preferred stock investment was a Level 3 measurement, and was based on certain unobservable inputs such as the value of the underlying enterprise, volatility, time to liquidity, and market interest rates. Significant changes in any of these unobservable inputs would result in a change in the fair value measurement.
On June 3, 2025, the Company entered into a purchase agreement for intellectual property developed by Baystride. In exchange for this intellectual property, the Company transferred all of its Baystride preferred stock back to Baystride. The Company concluded that the transaction met the definition of a nonmonetary exchange and an asset acquisition.
The Company determined that the cost to acquire the intellectual property was $14.9 million, which was comprised of the fair value of the Baystride preferred stock relinquished of $14.8 million and direct transaction costs of $0.1 million. The acquired intellectual property has been recorded as a patent within Intangible assets, net on the Company's Consolidated Balance Sheet and will be amortized over a 20-year useful life. The nonmonetary exchange resulted in a gain of $7.8 million, calculated as the difference between the Company's initial $7.0 million investment in Baystride's preferred stock and its $14.8 million fair value on the transaction date. This gain was recorded to Other (income), net within the Company's Consolidated Statements of Operations.

5. Fair Value
Fair Value Disclosures
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of June 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$53,359	$53,359	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	24,071	—	24,071	—
Other asset-backed securities	26,662	—	26,662	—
Corporate bonds	57,272	—	57,272	—
U.S. treasury securities	95,401	—	95,401	—
Total	$256,765	$53,359	$203,406	$—

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$46,818	$46,818	$—	$—
Fixed maturities:
Mortgage-backed securities and collateralized mortgage obligations	24,687	—	24,687	—
Other asset-backed securities	23,837	—	23,837	—
Corporate bonds	47,835	—	47,835	—
U.S. treasury securities	104,158	—	104,158	—
Total	$247,335	$46,818	$200,517	$—

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
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the six months ended June 30, 2026 and the year ended December 31, 2025.
Fair Value Disclosures - Other Assets and Liabilities
Notes receivable of $2.4 million were included in Prepaid expenses and other assets as of June 30, 2026, and $2.5 million were included in Other long-term assets as of December 31, 2025. Classification of notes receivable in the Company's Consolidated Balance Sheets is determined based on the expected maturity of each note. The Company records notes receivable at their estimated collectible amount and estimates that the carrying value of notes receivable approximates their fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at June 30, 2026.

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
Reserve for veterinary invoices
Summarized below are the changes in total liability for the Company's subscription business segment (in thousands):

	Six Months Ended June 30,
Subscription	2026	2025
Reserve at beginning of year	$26,364	$23,084
Veterinary invoice expenses during the period related to:
Current year	383,806	338,923
Prior years	2,411	2,132
Total veterinary invoice expense	386,217	341,055
Amounts paid during the period related to:
Current year	360,156	315,253
Prior years	23,563	21,355
Total paid	383,719	336,608
Non-cash expenses	1,078	1,624
Reserve at end of period	$27,784	$25,907

The Company had unfavorable development on veterinary invoice reserves of $2.4 million for the six months ended June 30, 2026, including favorable development of $0.5 million attributable to accident year 2025 and unfavorable development of $2.9 million attributable to accident year 2024 and prior. The favorable development for accident year 2025 was primarily driven by lower than expected frequency of claims. The unfavorable development for accident year 2024 and prior was primarily driven by higher than expected frequency of claims. Non-cash expenses are primarily comprised of stock-based compensation for employees performing claims processing related duties.

Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Six Months Ended June 30,
Other Business	2026	2025
Reserve at beginning of year	$29,557	$28,551
Veterinary invoice expenses during the period related to:
Current year	171,494	167,448
Prior years	3,193	(5,473)
Total veterinary invoice expense	174,687	161,975
Amounts paid during the period related to:
Current year	151,301	143,726
Prior years	29,004	20,184
Total paid	180,305	163,910
Non-cash expenses	1	—
Reserve at end of period	$23,938	$26,616

The Company had unfavorable development on veterinary invoice reserves for the other business segment of $3.2 million for the six months ended June 30, 2026, including unfavorable development on veterinary invoice reserves of $2.5 million attributable to accident year 2025 and unfavorable development of $0.7 million attributable to accident year 2024 and prior. The unfavorable development for accident years 2025 and prior was primarily driven by higher than expected frequency of claims.
Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of June 30, 2026
Year of Occurrence
2024 and prior	$1,867
2025	3,345
2026	22,572
$27,784

Other Business	As of June 30, 2026
Year of Occurrence
2024 and prior	$1,315
2025	2,431
2026	20,192
$23,938
8. Debt
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

(b) commitments for revolving loans in an aggregate principal amount at any time outstanding not in excess of $20.0 million (PNC Revolving Loans), of which $15.0 million was originally drawn. Additionally, $1.5 million of borrowing capacity has been reserved for an irrevocable letter of credit pursuant to the Company's manufacturing facility lease. Remaining undrawn or uncommitted amounts may be drawn at any time prior to maturity.
The PNC Facility is secured by substantially all assets of the Company and its subsidiaries. Proceeds from the PNC Facility were utilized to pay off the Prior Credit Facility. The credit agreement with PNC Bank contains financial and other covenants. As of June 30, 2026, the Company was in compliance with all financial and other covenants. During the third quarter of 2026, the Company amended the PNC Facility to modify certain financial covenants, increasing the capacity for share repurchases under the Company's new share repurchase program.
To the extent not previously paid, the PNC Facility is due and payable on November 4, 2028. The Company will make quarterly principal payments of $2.5 million on the PNC Initial Term Loan. The Company may voluntarily prepay loans or reduce revolving commitments under the PNC Facility at any time without premium or penalty.
Loans under the PNC Facility bear interest at a reference rate plus an applicable margin, which will generally be the SOFR reference rate plus 2.75% per annum. The stated interest rate as of June 30, 2026 was approximately 6.48% for the aggregate outstanding term loans. The Company incurred total debt issuance cost of approximately $0.8 million, which is reported in the Consolidated Balance Sheet as a direct reduction from the carrying amount of the PNC Facility, and is amortized as interest expense over the term of three years.
Future principal payments on outstanding borrowings as of June 30, 2026 are as follows (in thousands):

Year Ending December 31,	As of June 30, 2026
2026	$5,000
2027	10,000
2028	92,500
Total	$107,500

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Veterinary invoice expense	$505	$774	$1,065	$1,544
Other cost of revenue	620	605	1,189	1,094
Technology and development	2,865	1,470	4,372	2,621
General and administrative	4,738	5,047	9,631	9,575
New pet acquisition expense	1,241	1,560	2,712	4,452
Total expensed stock-based compensation	9,969	9,456	18,969	19,286
Capitalized stock-based compensation	45	9	77	58
Total stock-based compensation	$10,014	$9,465	$19,046	$19,344
Stock Options
The following table presents information regarding stock options granted, exercised, and forfeited for the period presented:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	197,232	$16.20	$4,175
Granted	—	—	—
Exercised	(53,346)	12.52	875
Forfeited	(1,751)	10.18	—
Outstanding as of June 30, 2026	142,135	17.65	1,011

Exercisable as of June 30, 2026	142,135	$17.65	$1,011

As of June 30, 2026, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 0.8 years.
The Company has not granted any new stock options since 2017 and all outstanding options vested prior to January 1, 2022. The Company issues authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table presents information regarding restricted stock units granted, vested and forfeited for the period presented:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2025	1,014,774	$40.32
Granted	907,403	27.89
Vested	(457,011)	39.28
Forfeited	(84,274)	43.15
Unvested shares as of June 30, 2026	1,380,892	$32.32

Stock-based compensation expenses of $42.5 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 1.9 years.

10. Stockholders' Equity
Common Stock and Preferred Stock
As of June 30, 2026, the Company had 100,000,000 shares of common stock authorized and 43,871,541 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. As of June 30, 2026, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the "Board"), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company was authorized to repurchase outstanding shares of its common stock, between May 2021 and May 2026. In June 2026, the Board approved a new share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of $100.0 million of its outstanding shares of common stock, with no expiration date. The Company is not obligated to repurchase any specific number or dollar amount of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s compliance with the PNC Facility, available cash, cash flow from operations, stock price, general economic, business and market conditions, and alternative investment opportunities. The Company repurchased no shares during the six months ended June 30, 2026 and 2025, respectively.
11. Accumulated Comprehensive Income (Loss)
A summary of the components of Accumulated other comprehensive income (loss) is as follows (in thousands):

Three months ended June 30, 2026	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of April 1, 2026	$(557)	$(136)	$(693)
Other comprehensive loss	(979)	(946)	(1,925)
Balance as of June 30, 2026	$(1,536)	$(1,082)	$(2,618)

Three months ended June 30, 2025	Foreign Currency Translation	Net Unrealized Gain on Available-for-Sale Securities	Total
Balance as of April 1, 2025	$(1,761)	$1,046	$(715)
Other comprehensive income	3,202	170	3,372
Balance as of June 30, 2025	$1,441	$1,216	$2,657

Six Months Ended June 30, 2026	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2026	$720	$1,377	$2,097
Other comprehensive loss	(2,256)	(2,459)	(4,715)
Balance as of June 30, 2026	$(1,536)	$(1,082)	$(2,618)

Six Months Ended June 30, 2025	Foreign Currency Translation	Net Unrealized Gain on Available-for-Sale Securities	Total
Balance as of January 1, 2025	$(3,113)	$501	$(2,612)
Other comprehensive income	4,554	715	5,269
Balance as of June 30, 2025	$1,441	$1,216	$2,657
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
The Company's chief operating decision maker is its Chief Executive Officer. The chief operating decision maker reviews revenue and operating income (loss) to evaluate segment performance. Revenue, veterinary invoice expense, other cost of revenue, and new pet acquisition expenses are generally directly attributed to each segment. Other operating expenses, such as technology and development expense, general and administrative expense, and depreciation and amortization, are generally allocated proportionately based on revenue in each segment. Interest and other expenses and income taxes are not allocated to the segments, nor included in the measure of segment profit or loss. The Company does not analyze discrete segment balance sheet information related to long-term assets. Substantially all of the Company’s long-lived assets were located in the United States as of June 30, 2026 and December 31, 2025.
Operating income (loss) of the Company’s segments was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Subscription business:
Revenue	$276,690	$242,156	$546,144	$475,220
Veterinary invoice expense	194,803	172,874	386,217	341,055
Other cost of revenue	25,451	22,614	50,489	44,278
Technology and development	8,981	5,881	16,903	11,381
General and administrative	13,748	13,782	27,151	27,339
New pet acquisition expense	22,790	19,768	45,373	40,280
Depreciation and amortization	2,586	2,714	5,187	5,297
Subscription business operating income	8,331	4,523	14,824	5,590

Other business:
Revenue	116,244	111,401	230,839	220,312
Veterinary invoice expense	84,665	82,706	174,687	161,975
Other cost of revenue	22,882	20,536	38,968	42,294
Technology and development	3,773	2,705	7,145	5,277
General and administrative	5,777	6,340	11,476	12,675
New pet acquisition expense	15	75	43	79
Depreciation and amortization	1,087	1,248	2,192	2,456
Other business operating loss	(1,955)	(2,209)	(3,672)	(4,444)
Loss from investment in joint venture	—	—	—	(305)
Operating income	6,376	2,314	11,152	841
Interest expense	1,832	3,682	3,707	6,893
Other (income), net	(2,829)	(11,914)	(5,884)	(15,154)
Income before income taxes	$7,373	$10,546	$13,329	$9,102

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$325,918	$293,979	$644,096	$579,803
Canada and other	67,016	59,578	132,887	115,729
Total revenue	$392,934	$353,557	$776,983	$695,532

13. Income Taxes
The effective tax rate for the three months ended June 30, 2026 was 7.4% compared to 10.7% for the three months ended June 30, 2025, primarily due to the initial transfer of our Canadian insurance business to GPIC in 2025, which resulted in a true-up to the annual effective tax rate for the three months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 was 12.1% compared to 12.9% for the six months ended June 30, 2025, primarily due to a change in the jurisdictional makeup of income and losses.

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
Our other business segment generates revenue from other product offerings, primarily by underwriting policies on behalf of third parties with whom we generally have a business-to-business relationship. This business segment has, and targets, a significantly lower margin profile than our subscription business segment and is not part of our core business strategy. The largest source of revenue within this segment is from our long-standing contractual relationship as an underwriter for Pets Best, a third-party insurance provider we have worked with since 2015. We and Pets Best have agreed to end our relationship after the third quarter of 2028. We expect that enrollment from Pets Best will continue to decline as it rolls off business and engages other third-party underwriters. Additional products in this segment include the U.S. Department of Veterans Affairs program and employer-sponsored programs, primarily for companies with animal health related operations.

Key Operating Metrics
The following table sets forth total enrolled pets in our subscription and our other business segment and key operating metrics for our subscription business for year-to-date values as well as each of the last eight fiscal quarters.

	Six Months Ended June 30,
	2026	2025
Total Business:
Total pets enrolled (at period end)	1,633,131	1,660,455
Subscription Business:
Total subscription pets enrolled (at period end)	1,124,548	1,066,354
Monthly average revenue per pet	$86.62	$78.73
Average pet acquisition cost (PAC)	$307	$272
Average monthly retention	98.37%	98.29%

	Three Months Ended
	Jun. 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024
Total Business:
Total pets enrolled (at period end)	1,633,131	1,637,665	1,647,565	1,654,414	1,660,455	1,667,637	1,677,570	1,688,903
Subscription Business:
Total subscription pets enrolled (at period end)	1,124,548	1,105,783	1,096,173	1,082,412	1,066,354	1,052,845	1,041,212	1,032,042
Monthly average revenue per pet	$87.44	$85.79	$83.56	$82.01	$79.93	$77.53	$76.02	$74.27
Average pet acquisition cost (PAC)	$299	$315	$320	$290	$276	$267	$261	$243
Average monthly retention	98.37%	98.35%	98.34%	98.33%	98.29%	98.28%	98.25%	98.29%

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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of June 30, 2026 is an average of each month’s retention from July 1, 2025 through June 30, 2026. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

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

The following table presents the reconciliation of our non-GAAP financial measures from corresponding GAAP measures for year-to-date values as well as each of the last eight fiscal quarters (in thousands):

	Six Months Ended June 30,
	2026	2025
Veterinary invoice expense	$560,904	$503,030
Less:
Stock-based compensation expense(1)	(1,048)	(1,522)
Other business cost of paying veterinary invoices(2)	(174,687)	(161,975)
Subscription cost of paying veterinary invoices (non-GAAP)	$385,169	$339,533
% of subscription revenue	70.5%	71.4%

Other cost of revenue	$89,457	$86,572
Less:
Stock-based compensation expense(1)	(1,178)	(1,082)
Other business variable expenses(2)	(38,964)	(42,267)
Subscription variable expenses (non-GAAP)	$49,315	$43,223
% of subscription revenue	9.0%	9.1%

Technology and development expense	$24,048	$16,658
General and administrative expense	38,627	40,014
Less:
Stock-based compensation expense(1)	(13,820)	(11,788)
Development expenses(3)	(3,501)	(2,353)
Fixed expenses (non-GAAP)	$45,354	$42,531
% of total revenue	5.8%	6.1%

New pet acquisition expense	$45,416	$40,359
Less:
Stock-based compensation expense(1)	(2,652)	(4,390)
Other business pet acquisition expense(2)	(41)	(77)
Subscription acquisition cost (non-GAAP)	$42,723	$35,892
% of subscription revenue	7.8%	7.6%
(1) Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.3 million for the six months ended June 30, 2026.
(2) Excludes the portion of stock-based compensation expense attributable to the other business segment. (3) Consists of costs related to product exploration and development that are pre-revenue and historically have been insignificant.

	Three Months Ended
	Jun. 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024
Veterinary invoice expense	$279,468	$281,436	$262,818	$263,127	$255,580	$247,450	$245,663	$238,814
Less:
Stock-based compensation expense(1)	(496)	(552)	(614)	(666)	(758)	(763)	(800)	(830)
Other business cost of paying veterinary invoices(2)	(84,665)	(90,022)	(81,452)	(85,394)	(82,706)	(79,269)	(85,378)	(82,507)
Subscription cost of paying veterinary invoices (non-GAAP)	$194,307	$190,862	$180,752	$177,067	$172,116	$167,418	$159,485	$155,477
% of subscription revenue	70.2%	70.8%	69.1%	70.1%	71.1%	71.8%	70.0%	71.0%

Other cost of revenue	$48,333	$41,124	$49,008	$43,739	$43,150	$43,422	$38,721	$39,263
Less:
Stock-based compensation expense(1)	(615)	(564)	(600)	(579)	(601)	(482)	(476)	(536)
Other business variable expenses(2)	(22,881)	(16,083)	(25,589)	(20,702)	(20,531)	(21,736)	(17,336)	(18,126)
Subscription variable expenses (non-GAAP)	$24,837	$24,477	$22,819	$22,458	$22,018	$21,204	$20,909	$20,601
% of subscription revenue	9.0%	9.1%	8.7%	8.9%	9.1%	9.1%	9.2%	9.4%

Technology and development expense	$12,754	$11,294	$11,303	$9,887	$8,586	$8,072	$8,172	$7,933
General and administrative expense	19,525	19,102	18,323	18,311	20,122	19,892	16,828	16,977
Less:
Stock-based compensation expense(1)	(7,545)	(6,274)	(6,617)	(6,551)	(6,393)	(5,396)	(5,277)	(5,258)
Development expenses(3)	(1,801)	(1,701)	(1,798)	(1,199)	(946)	(1,406)	(1,322)	(1,474)
Fixed expenses (non-GAAP)	$22,933	$22,421	$21,211	$20,448	$21,369	$21,162	$18,401	$18,178
% of total revenue	5.8%	5.8%	5.6%	5.6%	6.0%	6.2%	5.5%	5.6%

New pet acquisition expense	$22,805	$22,611	$23,103	$21,946	$19,843	$20,516	$18,354	$18,308
Less:
Stock-based compensation expense(1)	(1,227)	(1,425)	(1,530)	(1,527)	(1,516)	(2,873)	(1,482)	(1,503)
Other business pet acquisition expense(2)	(15)	(26)	(8)	(5)	(74)	(3)	(8)	(8)
Subscription acquisition cost (non-GAAP)	$21,563	$21,160	$21,565	$20,414	$18,253	$17,640	$16,864	$16,797
% of subscription revenue	7.8%	7.9%	8.2%	8.1%	7.5%	7.6%	7.4%	7.7%
(1) Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.1 million for the three months ended June 30, 2026.
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
The following table reconciles GAAP new pet acquisition expense to non-GAAP net acquisition cost for year-to-date values as well as each of the last eight fiscal quarters (in thousands):

	Six Months Ended June 30,
	2026	2025
New pet acquisition expense	$45,416	$40,359
Net of sign-up fee revenue	(2,184)	(2,101)
Excluding:
Stock-based compensation expense	(2,652)	(4,390)
Other business pet acquisition expense	(41)	(77)
Pet acquisition expense for commission-based policies	(2,227)	(1,524)
Net acquisition cost	$38,312	$32,267

	Three Months Ended
	Jun. 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sep. 30, 2024
New pet acquisition expense	$22,805	$22,611	$23,103	$21,946	$19,843	$20,516	$18,354	$18,308
Net of sign-up fee revenue	(1,109)	(1,075)	(1,049)	(1,157)	(1,061)	(1,040)	(906)	(1,100)
Excluding:
Stock-based compensation expense	(1,227)	(1,425)	(1,530)	(1,527)	(1,516)	(2,873)	(1,482)	(1,503)
Other business pet acquisition expense	(15)	(26)	(8)	(5)	(74)	(3)	(8)	(8)
Pet acquisition expense for commission-based policies	(1,270)	(957)	(869)	(790)	(927)	(598)	(1,125)	(634)
Net acquisition cost	$19,184	$19,128	$19,647	$18,467	$16,265	$16,002	$14,833	$15,063
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:
Subscription business	$276,690	$242,156	$546,144	$475,220
Other business	116,244	111,401	230,839	220,312
Total revenue	392,934	353,557	776,983	695,532
Cost of revenue:
Subscription business	220,254	195,488	436,706	385,333
Other business	107,547	103,242	213,655	204,269
Total cost of revenue(1)	327,801	298,730	650,361	589,602
Operating expenses:
Technology and development(1)	12,754	8,586	24,048	16,658
General and administrative(1)	19,525	20,122	38,627	40,014
New pet acquisition expense(1)	22,805	19,843	45,416	40,359
Depreciation and amortization	3,673	3,962	7,379	7,753
Total operating expenses	58,757	52,513	115,470	104,784
Loss from investment in joint venture	—	—	—	(305)
Operating income	6,376	2,314	11,152	841
Interest expense	1,832	3,682	3,707	6,893
Other (income), net	(2,829)	(11,914)	(5,884)	(15,154)
Income before income taxes	7,373	10,546	13,329	9,102
Income tax expense	542	1,133	1,618	1,172
Net income	$6,831	$9,413	$11,711	$7,930

(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Veterinary invoice expense(2)	$505	$774	$1,065	$1,544
Other cost of revenue(2)	620	605	1,189	1,094
Technology and development	2,865	1,470	4,372	2,621
General and administrative	4,738	5,047	9,631	9,575
New pet acquisition expense	1,241	1,560	2,712	4,452
Total stock-based compensation expense	$9,969	$9,456	$18,969	$19,286

(2) Veterinary invoice expense and Other cost of revenue together comprise stock-based compensation expense included within Total cost of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	83	84	84	85
Operating expenses:
Technology and development	3	2	3	2
General and administrative	5	6	5	6
New pet acquisition expense	6	6	6	6
Depreciation and amortization	1	1	1	1
Total operating expenses	15	15	15	15
Loss from investment in joint venture	—	—	—	—
Operating income	2	1	1	—
Interest expense	—	(1)	—	(1)
Other (income), net	1	3	1	2
Income before income taxes	3	3	2	1
Income tax expense	—	—	—	—
Net income	3%	3%	2%	1%

Stock-based compensation expense:	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as a percentage of revenue)
Veterinary invoice expense(2)	—%	—%	—%	—%
Other cost of revenue(2)	—	—	—	—
Technology and development	1	—	1	—
General and administrative	1	1	1	1
New pet acquisition expense	—	—	—	1
Total stock-based compensation expense	2%	1%	2%	2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	80	81	80	81

Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$276,690	$242,156	14%	$546,144	$475,220	15%
Other business	116,244	111,401	4	230,839	220,312	5
Total revenue	$392,934	$353,557	11	$776,983	$695,532	12

Percentage of Revenue by Segment:
Subscription business	70%	68%		70%	68%
Other business	30	32		30	32
Total revenue	100%	100%		100%	100%

Total pets enrolled (at period end)	1,633,131	1,660,455	(2)	1,633,131	1,660,455	(2)
Total subscription pets enrolled (at period end)	1,124,548	1,066,354	5	1,124,548	1,066,354	5
Monthly average revenue per pet	$87.44	$79.93	9	$86.62	$78.73	10
Average monthly retention	98.37%	98.29%		98.37%	98.29%

Three months ended June 30, 2026 compared to three months ended June 30, 2025. Total revenue increased by $39.4 million, or 11%, to $392.9 million for the three months ended June 30, 2026. Revenue from our subscription business segment increased by $34.5 million, or 14%, to $276.7 million for the three months ended June 30, 2026. This increase was primarily due to a 9% increase in monthly average revenue per pet and an increase in subscription pet months (the sum of pets enrolled for each month during a period) for policies underwritten by Trupanion. Our subscription pets enrolled increased by 58,194 pets, or 5%, to 1,124,548 for the three months ended June 30, 2026, which represented a 1% increase in growth rate of pets enrolled compared to the prior year period's growth rate of 4%. Revenue from our other business segment increased by $4.8 million, or 4%, to $116.2 million for the three months ended June 30, 2026. This increase was primarily driven by a 22% increase in monthly average revenue per pet in this segment, partially offset by a decrease in pet months primarily reflecting the expected run-off of pets we historically insured for Pets Best.
Six months ended June 30, 2026 compared to six months ended June 30, 2025. Total revenue increased by $81.5 million, or 12%, to $777.0 million for the six months ended June 30, 2026. Revenue from our subscription business segment increased by $70.9 million, or 15%, to $546.1 million for the six months ended June 30, 2026. This increase was primarily due to a 10% increase in monthly average revenue per pet and an increase in subscription pet months for policies underwritten by Trupanion. Our subscription pets enrolled increased by 58,194 pets, or 5%, to 1,124,548 for the six months ended June 30, 2026, which represented a 1% increase in growth rate of pets enrolled compared to the prior year period's growth rate of 4%. Revenue from our other business segment increased by $10.5 million, or 5%, to $230.8 million for the six months ended June 30, 2026. This increase was primarily driven by a 22% increase in monthly average revenue per pet in this segment, partially offset by a decrease in pet months primarily reflecting the expected run-off of pets we historically insured for Pets Best.

Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$194,803	$172,874	13%	$386,217	$341,055	13%
Other cost of revenue	25,451	22,614	13	50,489	44,278	14
Total cost of revenue	220,254	195,488	13	436,706	385,333	13
Other business:
Veterinary invoice expense	84,665	82,706	2	174,687	161,975	8
Other cost of revenue	22,882	20,536	11	38,968	42,294	(8)
Total cost of revenue	$107,547	$103,242	4	$213,655	$204,269	5

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	71%	72%		71%	72%
Other cost of revenue	9	9		9	9
Total cost of revenue	80	81		80	81
Other business:
Veterinary invoice expense	73	74		76	74
Other cost of revenue	20	19		17	19
Total cost of revenue	93%	93%		93	93

Total pets enrolled (at period end)	1,633,131	1,660,455	(2)	1,633,131	1,660,455	(2)
Total subscription pets enrolled (at period end)	1,124,548	1,066,354	5	1,124,548	1,066,354	5

Three months ended June 30, 2026 compared to three months ended June 30, 2025. Total cost of revenue for our subscription business segment increased by $24.8 million, or 13%, to $220.3 million, for the three months ended June 30, 2026. This increase was driven by a $21.9 million, or 13%, increase in veterinary invoice expense and a $2.8 million, or 13%, increase in other cost of revenue. The 13% increase in veterinary invoice expense was driven by an 8% increase in veterinary invoice expense per pet and an increase in total subscription pet months for policies underwritten by Trupanion. The 13% increase in other cost of revenue was primarily due to general increases in costs attributable to growth in our membership and subscription revenue. Subscription business total cost of revenue decreased from 81% to 80% of revenue year-over-year primarily due to growth in subscription revenue outpacing growth in subscription veterinary invoice expense.

Total cost of revenue for our other business segment increased by $4.3 million, or 4%, to $107.5 million for the three months ended June 30, 2026. This increase was primarily driven by a $2.0 million, or 2%, increase in veterinary invoice expense and a $2.3 million, or 11%, increase in other cost of revenue. The 2% increase in veterinary invoice expense was primarily driven by a 19% increase in veterinary invoice expense per pet, partially offset by a decrease in pet months in this segment primarily reflecting the expected run-off of pets we historically insured for Pets Best. Within our other business segment, fluctuations in other cost of revenue are largely driven by trends in revenue and veterinary invoice expense and remained materially consistent at 93% of segment revenue year-over-year.
Six months ended June 30, 2026 compared to six months ended June 30, 2025. Total cost of revenue for our subscription business segment increased by $51.4 million, or 13%, to $436.7 million, for the six months ended June 30, 2026. This increase was driven by a $45.2 million, or 13%, increase in veterinary invoice expense and a $6.2 million, or 14%, increase in other cost of revenue. The 13% increase in veterinary invoice expense was driven by a 9% increase in veterinary invoice expense per pet and an increase in total subscription pet months for policies underwritten by Trupanion. The 14% increase in other cost of revenue was primarily due to general increases in costs attributable to growth in our membership and subscription revenue. Subscription business total cost of revenue decreased from 81% to 80% of revenue year-over-year primarily due to growth in subscription revenue outpacing growth in subscription veterinary invoice expense.

Total cost of revenue for our other business segment increased by $9.4 million, or 5%, to $213.7 million for the six months ended June 30, 2026. This increase was primarily driven by a $12.7 million, or 8%, increase in veterinary invoice expense and partially offset by a $3.3 million, or 8%, decrease in other cost of revenue. The 8% increase in veterinary invoice expense was primarily driven by a 25% increase in veterinary invoice expense per pet, partially offset by a decrease in pet months in this segment primarily reflecting the expected run-off of pets we historically insured for Pets Best. Within our other business segment, fluctuations in other cost of revenue are largely driven by trends in revenue and veterinary invoice expense and remained materially consistent at 93% of segment revenue year-over-year.
Technology and Development Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(in thousands, except percentages)			(in thousands, except percentages)
Technology and development	$12,754	$8,586	49%	$24,048	$16,658	44%
Percentage of total revenue	3%	2%		3%	2%
Three months ended June 30, 2026 compared to three months ended June 30, 2025. Technology and development expenses increased by $4.2 million, or 49%, to $12.8 million for the three months ended June 30, 2026. This increase was primarily due to a $1.4 million increase in stock-based compensation expenses primarily driven by a one-time award modification, a $0.9 million increase in new product exploration and development expense, a $0.8 million increase in general compensation and other employee-related expenses, a $0.6 million reduction in capitalized expenditures related to internally developed software projects, and a $0.5 million increase in IT infrastructure-related expenses. Technology and development expenses increased from 2% to 3% of total revenue year-over-year.
Six months ended June 30, 2026 compared to six months ended June 30, 2025. Technology and development expenses increased by $7.4 million, or 44%, to $24.0 million for the six months ended June 30, 2026. This increase was primarily due to a $2.4 million increase in general compensation and other employee-related expenses, a $1.8 million increase in stock-based compensation expenses primarily driven by a one-time award modification, a $1.4 million reduction in capitalized expenditures related to internally developed software projects, a $1.1 million increase in new product exploration and development expenses, and a $0.7 million increase in IT infrastructure related expenses. Technology and development expenses increased from 2% to 3% of total revenue year-over-year.
General and Administrative Expenses

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(in thousands, except percentages)			(in thousands, except percentages)
General and administrative	$19,525	$20,122	(3)%	$38,627	$40,014	(3)%
Percentage of total revenue	5%	6%		5%	6%

Three months ended June 30, 2026 compared to three months ended June 30, 2025. General and administrative expenses decreased by $0.6 million, or 3%, to $19.5 million for the three months ended June 30, 2026. This decrease was primarily driven by decreases of $2.3 million in underwriting fees related to our Canadian business and $0.3 million in stock-based compensation expenses, partially offset by increases of $1.6 million in foreign consumption taxes and $0.3 million in other miscellaneous expenses. General and administrative expenses decreased from 6% to 5% of total revenue year-over-year.
Six months ended June 30, 2026 compared to six months ended June 30, 2025. General and administrative expenses decreased by $1.4 million, or 3%, to $38.6 million for the six months ended June 30, 2026. This decrease was driven by decreases of $4.8 million in underwriting fees related to our Canadian business and $1.0 million in professional services, partially offset by increases of $1.9 million in foreign consumption taxes, $1.4 million in other miscellaneous expenses and $1.1 million in general compensation and other employee-related expenses. General and administrative expenses decreased from 6% to 5% of total revenue year-over-year.

New Pet Acquisition Expense

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(in thousands, except percentages, pet and per pet data)
New pet acquisition expense	$22,805	$19,843	15%	$45,416	$40,359	13%
Percentage of total revenue	6%	6%		6%	6%
Subscription Business:
Total subscription pets enrolled (at period end)	1,124,548	1,066,354	5	1,124,548	1,066,354	5
Average pet acquisition cost (PAC)	$299	$276	8	$307	$272	13
Three months ended June 30, 2026 compared to three months ended June 30, 2025. New pet acquisition expenses increased by $3.0 million, or 15%, to $22.8 million for the three months ended June 30, 2026. This increase was primarily driven by increased marketing spend as we have begun deploying more capital to acquire new pets in a disciplined manner. New pet acquisition expense as a percentage of revenue remained constant at 6%.
Six months ended June 30, 2026 compared to six months ended June 30, 2025. New pet acquisition expenses increased by $5.1 million, or 13%, to $45.4 million for the six months ended June 30, 2026. This increase was primarily driven by increased marketing spend as we have begun deploying more capital to acquire new pets in a disciplined manner. New pet acquisition expense as a percentage of revenue remained constant at 6%.
Depreciation and Amortization

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(in thousands, except percentages)
Depreciation and amortization	$3,673	$3,962	(7)%	$7,379	$7,753	(5)%
Percentage of total revenue	1%	1%		1%	1%
Three months ended June 30, 2026 compared to three months ended June 30, 2025. Depreciation and amortization expense decreased by $0.3 million, or 7%, to $3.7 million for the three months ended June 30, 2026, primarily driven by fewer internally developed software projects placed in-service during the period.
Six months ended June 30, 2026 compared to six months ended June 30, 2025. Depreciation and amortization expense decreased by $0.4 million, or 5%, to $7.4 million for the six months ended June 30, 2026, primarily driven by fewer internally developed software projects placed in-service during the period.
Total Other (Income), Net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(in thousands, except percentages)
Interest expense	$1,832	$3,682	(50)%	$3,707	$6,893	(46)%
Other (income), net	(2,829)	(11,914)	(76)	(5,884)	(15,154)	(61)
Total other (income), net	$(997)	$(8,232)	88	$(2,177)	$(8,261)	(74)
Percentage of total revenue	—%	(2)%		—%	(1)%

Three months ended June 30, 2026 compared to three months ended June 30, 2025. Total other (income), net decreased by $7.2 million from income of $8.2 million to income of $1.0 million for the three months ended June 30, 2026, primarily due to a $7.8 million realized gain recognized on the nonmonetary exchange of our Baystride preferred stock investment for intellectual property during 2025 and an increase in foreign currency losses of $0.9 million. These decreases in income were partially offset by a decrease in interest expense of $1.9 million.

Six months ended June 30, 2026 compared to six months ended June 30, 2025. Total other (income), net decreased by $6.1 million from income of $8.3 million to income of $2.2 million for the six months ended June 30, 2026, primarily due to a $7.8 million realized gain on the nonmonetary exchange of our Baystride preferred stock investment for intellectual property developed by Baystride in 2025 and an increase in foreign currency losses of $1.6 million. These decreases in income were partially offset by a decrease in interest expense of $3.2 million.
Income Tax Expense
Three months ended June 30, 2026 compared to three months ended June 30, 2025. Income tax expense decreased $0.6 million from $1.1 million to $0.5 million for the three months ended June 30, 2026, primarily due to the initial transfer of our Canadian insurance business to GPIC in the prior year quarter, which resulted in a true-up to the annual effective tax rate for the three months ended June 30, 2025.
Six months ended June 30, 2026 compared to six months ended June 30, 2025. Income tax expense increased $0.4 million from $1.2 million to $1.6 million for the six months ended June 30, 2026, primarily due to a change in the jurisdictional makeup of income and losses.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$35,578	$30,989
Net cash used in investing activities	(22,430)	(51,440)
Net cash used in financing activities	(5,308)	(16,346)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(999)	1,738
Net change in cash, cash equivalents, and restricted cash	$6,841	$(35,059)

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
As of June 30, 2026, we had $398.5 million in cash, cash equivalents and short-term investments, of which $344.1 million was held by our insurance entities. Outside of insurance entities, we held $54.4 million in cash, cash equivalents and short-term investments with an additional $3.5 million available under our PNC Facility.
In April 2021, our board of directors (the "Board") approved a share repurchase program, pursuant to which we could repurchase outstanding shares of our common stock, between May 2021 and May 2026. In June 2026, the Board approved a new share repurchase program, pursuant to which we are authorized to repurchase up to an aggregate of $100.0 million of our outstanding shares of common stock, with no expiration date. We are not obligated to repurchase any specific number or dollar amount of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our compliance with the PNC Facility, available cash, cash flow from operations, stock price, general economic, business and market conditions, and alternative investment opportunities. We repurchased no shares during the six months ended June 30, 2026.
Operating Cash Flows
Net cash provided by operating activities was $35.6 million for the six months ended June 30, 2026, compared to $31.0 million for the six months ended June 30, 2025. This increase was primarily driven by improved operating results largely driven by higher revenue and improved subscription business margins, partially offset by timing differences in working capital activities. Changes in accounts receivable and deferred revenue were primarily related to annual policies with annual payment terms within our other business segment. Changes in our reserve for veterinary invoices are driven by multiple factors, including ongoing analysis of claims frequency and severity. Additionally, changes in our accounts payable, accrued liabilities, and other liabilities are primarily due to differences in timing of payments.
Investing Cash Flows
Net cash used by investing activities was $22.4 million for the six months ended June 30, 2026, primarily consisting of purchases of investment securities of $120.0 million as well as $2.7 million of capital expenditures primarily related to the development of internal-use software focused on member experience, claims processing and internal policy management improvements, partially offset by $100.2 million in sales and maturities of investment securities. Net cash used in investing activities was $51.4 million for the six months ended June 30, 2025, primarily consisting of purchases of investment securities of $142.0 million as well as $4.9 million of capital expenditures primarily related to the development of internal-use software focused on member experience, claims processing and internal policy management improvements, partially offset by $94.3 million in sales and maturities of investment securities.

Financing Cash Flows
Net cash used in financing activities was $5.3 million for the six months ended June 30, 2026, primarily consisting of $5.0 million in repayments on the PNC Facility. Net cash used in financing activities was $16.3 million for the six months ended June 30, 2025, primarily consisting of $15.5 million in repayments on the Prior Credit Facility, as well as $1.7 million in shares withheld to satisfy tax withholding, partially offset by $1.3 million in proceeds from exercise of stock options.
Long-Term Debt
PNC Facility
In November 2025, we entered into a credit agreement (the "PNC Agreement") with PNC Bank, National Association, as the administrative agent. The PNC Agreement provides for a term loan facility of $100.0 million and a revolving credit facility of $20.0 million (collectively, the "PNC Facility"). The PNC Facility matures in November 2028.
Loans under the PNC Facility bear interest at a reference rate plus an applicable margin, which will generally be the SOFR reference rate plus 2.75% per annum. We make quarterly principal payments of $2.5 million on the term loan facility. We may voluntarily prepay loans or reduce revolving commitments under the PNC Facility at any time without premium or penalty.
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
As of June 30, 2026, our insurance entities collectively held $94.9 million in cash and cash equivalents, to be used for operating expenses of our insurance entities, $249.2 million in short-term investments and $298.0 million in other current assets. The majority of the assets in our insurance entities are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
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
American Pet Insurance Company ("APIC")
APIC, our wholly-owned insurance subsidiary domiciled in New York, underwrites all of our policies in the U.S. As our business in the U.S. grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements will also increase, though risk-based capital requirements also take our overall rate of growth into consideration. Recently, our other business segment growth has slowed, and we currently expect that to continue, which would reduce capital requirements. In February 2026 and August 2026, APIC distributed extraordinary dividends of $14.9 million and $10.0 million to Trupanion, Inc., respectively. APIC's primary regulator is the New York Department of Financial Services ("NY DFS").

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
GPIC Insurance Company ("GPIC")
GPIC, our wholly-owned insurance subsidiary domiciled in Canada, underwrites the majority of our policies in Canada. We are continuing to transition the remaining portion of our insurance activity in Canada to GPIC from a fronting arrangement with Accelerant Insurance Company of Canada (formerly Omega General Insurance Company) ("Accelerant"). Pursuant to the Canadian Office of the Superintendent of Financial Institutions ("OSFI") regulations, we have contributed CAD $38.9 million to GPIC as of June 30, 2026, as the required statutory capital for this subsidiary. The capital we maintain at GPIC is, and for the foreseeable future may continue to be, more than the amount that we historically held subject to our fronting arrangement with Accelerant.
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
WICL is domiciled in Bermuda and regulated by the Bermuda Monetary Authority ("BMA"). WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Accelerant for our business activity in Canada. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. Trupanion, Inc. received dividends of $3.3 million and $5.0 million from WICL Segregated Account AX in February and May 2026, respectively, as permitted under our agreements with WICL. As required by OSFI regulations related to our reinsurance agreement with Accelerant, we are required to maintain a Canadian Reinsurance Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of June 30, 2026, the account held CAD $2.0 million.
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
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, consisting primarily of debt obligations and non-cancellable vendor service agreements. In November 2025, we entered into the PNC Agreement, which provides up to $120.0 million of credit, including a $100.0 million term loan and a $20.0 million revolving loan facility. We used the proceeds under the PNC Agreement to repay all amounts due and outstanding under our Prior Credit Facility. The PNC Agreement will require us to repay the underlying obligations over a three-year term at SOFR plus a margin. Refer to Note 8, Debt, included in Item 1 of Part I of this report, for further details regarding the credit agreement, including interest and future principal repayments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative or qualitative disclosures about market risk during the first six months ended June 30, 2026. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2025 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2026, the disclosure controls and procedures were effective.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our business, results of operations, and financial conditions are subject to various risks as described in our Annual Report on Form 10-K. There have been no material changes to the risk factors identified in our Annual Report on Form 10-K, except as set forth below.
Our business and financial condition is subject to risks related to our writing of policies for unaffiliated third parties, including Pets Best.
Our other business segment primarily includes revenues and expenses related to underwriting policies on behalf of third parties that do not carry reference to the Trupanion brand. In the past, our other business segment involved numerous third parties to a varying extent, but in recent years this segment has consisted almost entirely of business with Pets Best, a third-party managing general agent. For the year ended December 31, 2025, premiums from policies written for Pets Best, pursuant to our agreements with them, accounted for 30% of our total revenue. Our Pets Best business historically has had, and we expect it to continue to have, significantly lower margins than our subscription business. The contractual relationship with Pets Best and other third parties may be terminated by either party, and the third party may choose to be in a relationship with a different underwriter, including one of our competitors. In administering or marketing a product to consumers, if one of these unaffiliated third parties makes an operating decision that adversely affects its business or brand, our business or brand could also be adversely impacted. Further, we rely on the timely dissemination of financial information from these third parties to compile our own financial statements. Failure to receive this information timely, or failure to receive complete and accurate information, could negatively impact our ability to meet regulatory filing requirements, including the filing of our annual audited financial statements.

We and Pets Best have agreed to end our relationship after the third quarter of 2028. We expect that enrollment from Pets Best will continue to decline as it rolls off business and engages other third-party underwriters. We do not control the timing or extent of this roll off and, accordingly, it may not proceed as we expect, which could cause our results to fluctuate or have other unexpected impacts on our business. During the roll-off of Pets Best, administration of this business and any similar business in the future may divert our time and attention away from our subscription business segment, which could adversely affect our operating results in the aggregate. Further, the roll-off is expected to result, over time, in significantly reduced revenue and associated expense in our other business segment given the extent of our relationship with Pets Best. This reduced revenue stream will reduce the diversification of our premium base and make us more dependent on the success of our subscription business segment, at least in the short term. Further, the reduction of this business could have a material adverse impact on our operating results, financial condition, and stock price.

Our share repurchase program may not be fully consummated, may increase the volatility of our stock prices, will diminish our cash reserves to the extent consummated, and may not enhance long-term stockholder value.

In June 2026, the Board approved a share repurchase program, pursuant to which we are authorized to repurchase up to an aggregate of $100.0 million of our outstanding shares of common stock. Accordingly, we expect to engage in share repurchases of our common stock from time to time. Our repurchase program does not have an expiration date and does not obligate us to repurchase any specific number or dollar amount of shares, or to do so on any particular timing or manner. The timing and actual number of shares repurchased will depend on a variety of factors, including our compliance with the PNC Facility, available cash, cash flow from operations, stock price, general economic, business and market conditions, and alternative investment opportunities. Furthermore, our share repurchases could affect our stock trading prices or increase their volatility, and any repurchases will reduce our cash reserves. We are under no legal obligation to repurchase any shares, and if we do not do so or if we commence repurchases and then suspend or terminate them, the trading prices of our stock may decrease and their volatility increase. Even if we consummate repurchases to the maximum extent authorized, we may not be successful in our goal of enhancing stockholder value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
Pursuant to a marketing agreement between us and a strategic distributor, we agreed to issue shares of our common stock to the distributor as partial consideration for sales made through the distributor’s marketing channels of white-label medical and wellness pet insurance products that we create and administer under the agreement. The number of shares we issue is determined quarterly, based on a percentage of revenue from such product sales divided by the volume weighted average price per share for the preceding quarter or, if lower, for the three months ended December 5, 2021. The shares we issue are subject to various restrictions, including a minimum holding period of two years and customary transfer restrictions for shares acquired in a private placement. During the quarter ended June 30, 2026, we issued 6,841 shares of our common stock to the distributor in respect of product sales that occurred in the quarter ended March 31, 2026. We offered and sold these shares in reliance upon the exemption from the registration set forth under Section 4(a)(2) of the Securities Act, and the regulations promulgated thereunder relating to sales by an issuer not involving any public offering, and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plan
On May 11, 2026, Margi Tooth, our President, Chief Executive Officer and member of the Board, adopted a trading plan intended to satisfy Rule 10b5-1 to sell up to 11,443 shares of our common stock and exercise and sell up to 23,448 options to purchase shares of our common stock over a period ending on July 31, 2027, subject to certain conditions.
During the three months ended June 30, 2026, no other director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, or terminated, including by modification, a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit		Incorporated by Reference				Filed/Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Exhibit Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Trupanion, Inc.	8-K	001-36537	3.1	6/12/2023

3.2	Amended and Restated Bylaws of Trupanion, Inc.	8-K	001-36537	3.2	6/12/2023

10.1
First Amendment, dated as of July 28, 2026, to the Credit Agreement, dated November 4, 2025, by and among Trupanion, Inc., PNC Bank, National Association, as administrative agent, and the lenders party thereto
X

10.2+	Offer letter, dated July 24, 2026, by and between the Registrant and Katherine Seawell					X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan or arrangement.
*	This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TRUPANION, INC.

Date: August 5, 2026	/s/ Margi Tooth
Margi Tooth Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2026	/s/ Fawwad Qureshi
Fawwad Qureshi Chief Financial Officer (Principal Financial and Accounting Officer)