Form 10-Q
period 2026-09-30
TRUPANION, INC.
filed 2026-11-05
CIK 1371285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 29, 2026, there were approximately 43,265,932 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

TRUPANION, INC. Condensed Consolidated Statements of Operations (in thousands, except share data) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$405,593	$366,920	$1,182,576	$1,062,452
Cost of revenue:
Veterinary invoice expense(1)	287,458	263,127	848,362	766,157
Other cost of revenue(1)	48,635	43,739	138,092	130,311
Total cost of revenue	336,093	306,866	986,454	896,468
Operating expenses:
Technology and development(1)	12,511	9,887	36,559	26,545
General and administrative(1)	19,440	18,311	58,067	58,325
New pet acquisition expense(1)	24,179	21,946	69,595	62,305
Depreciation and amortization	3,827	4,051	11,206	11,804
Total operating expenses	59,957	54,195	175,427	158,979
Loss from investment in joint venture	—	—	—	(305)
Operating income	9,543	5,859	20,695	6,700
Interest expense	1,816	2,790	5,523	9,683
Other (income), net	(2,519)	(3,530)	(8,403)	(18,684)
Income before income taxes	10,246	6,599	23,575	15,701
Income tax expense	964	726	2,582	1,898
Net income	$9,282	$5,873	$20,993	$13,803

Net income per share:
Basic	$0.21	$0.14	$0.48	$0.32
Diluted	$0.21	$0.13	$0.48	$0.32
Weighted average shares of common stock outstanding:
Basic	43,598,972	43,076,695	43,612,058	42,849,769
Diluted	43,764,651	43,562,132	43,756,121	43,550,326

(1) Includes stock-based compensation expense as follows:
Veterinary invoice expense	$497	$677	$1,562	$2,221
Other cost of revenue	601	585	1,790	1,679
Technology and development	1,216	1,705	5,588	4,326
General and administrative	4,849	4,971	14,480	14,546
New pet acquisition expense	889	1,561	3,601	6,013

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Statements of Comprehensive Income (in thousands) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$9,282	$5,873	$20,993	$13,803
Other comprehensive income (loss):
Foreign currency translation adjustments	(81)	(1,423)	(2,337)	3,131
Net unrealized gain (loss) on available-for-sale investments	(2,146)	145	(4,605)	860
Other comprehensive income (loss), net of taxes	(2,227)	(1,278)	(6,942)	3,991
Comprehensive income	$7,055	$4,595	$14,051	$17,794

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC. Condensed Consolidated Balance Sheets (in thousands, except share data)
	September 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$170,355	$138,024
Short-term investments	226,482	232,706
Accounts and other receivables, net of allowance for credit losses of $2,667 at September 30, 2026 and $1,311 at December 31, 2025	296,587	301,945
Prepaid expenses and other assets	20,227	18,387
Total current assets	713,651	691,062
Restricted cash	29,153	33,434
Long-term investments	174	983
Property, equipment, and internal-use software, net	100,633	104,844
Intangible assets, net	22,793	24,102
Other long-term assets	16,648	21,237
Goodwill	38,567	39,382
Total assets	$921,619	$915,044
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,730	$16,445
Accrued liabilities and other current liabilities	46,924	56,509
Reserve for veterinary invoices	47,228	55,921
Deferred revenue	290,155	270,935
Long-term debt - current portion	10,000	10,000
Total current liabilities	410,037	409,810
Long-term debt	94,472	101,784
Deferred tax liabilities	156	1,510
Other liabilities	17,751	18,004
Total liabilities	522,416	531,108
Stockholders’ equity:
Common stock: $0.00001 par value per share, 100,000,000 shares authorized; 45,123,043 and 43,264,468 shares issued and outstanding at September 30, 2026; 44,430,267 and 43,402,081 shares issued and outstanding at December 31, 2025	—	—
Preferred stock: $0.00001 par value per share, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	631,113	604,828
Accumulated other comprehensive income (loss)	(4,845)	2,097
Accumulated deficit	(185,462)	(206,455)
Treasury stock, at cost: 1,858,575 shares at September 30, 2026 and 1,028,186 shares at December 31, 2025	(41,603)	(16,534)
Total stockholders’ equity	399,203	383,936
Total liabilities and stockholders’ equity	$921,619	$915,044

See accompanying notes to the condensed consolidated financial statements.

Trupanion, Inc. Condensed Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2026	43,871,541	$—	$623,566	$(2,618)	$(194,744)	$(16,534)	$409,670
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	223,316	—	(557)	—	—	—	(557)
Stock-based compensation expense	—	—	8,104	—	—	—	8,104
Repurchases of common stock	(830,389)	—	—	—	—	(25,069)	(25,069)
Other comprehensive loss	—	—	—	(2,227)	—	—	(2,227)
Net income	—	—	—	—	9,282	—	9,282
Balance at September 30, 2026	43,264,468	$—	$631,113	$(4,845)	$(185,462)	$(41,603)	$399,203

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at July 1, 2025	42,987,772	$—	$587,289	$2,657	$(217,958)	$(16,534)	$355,454
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	204,567	—	(1,099)	—	—	—	(1,099)
Stock-based compensation expense	—	—	9,612	—	—	—	9,612
Other comprehensive loss	—	—	—	(1,278)	—	—	(1,278)
Net income	—	—	—	—	5,873	—	5,873
Balance at September 30, 2025	43,192,339	$—	$595,802	$1,379	$(212,085)	$(16,534)	$368,562

Trupanion, Inc. Condensed Consolidated Statements of Stockholders' Equity (in thousands, except share amounts) (unaudited)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2026	43,402,081	$—	$604,828	$2,097	$(206,455)	$(16,534)	$383,936
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	692,776	—	(865)	—	—	—	(865)
Stock-based compensation expense	—	—	27,150	—	—	—	27,150
Repurchases of common stock	(830,389)			—	—	(25,069)	(25,069)
Other comprehensive loss	—	—	—	(6,942)	—	—	(6,942)
Net income	—	—	—	—	20,993	—	20,993
Balance at September 30, 2026	43,264,468	$—	$631,113	$(4,845)	$(185,462)	$(41,603)	$399,203

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2025	42,488,445	$—	$568,302	$(2,612)	$(225,888)	$(16,534)	$323,268
Issuance of common stock in connection with the Company's equity award programs, net of tax withholdings	703,894	—	(1,456)	—	—	—	(1,456)
Stock-based compensation expense	—	—	28,956	—	—	—	28,956
Other comprehensive income	—	—	—	3,991	—	—	3,991
Net income	—	—	—	—	13,803	—	13,803
Balance at September 30, 2025	43,192,339	$—	$595,802	$1,379	$(212,085)	$(16,534)	$368,562

See accompanying notes to the condensed consolidated financial statements.

TRUPANION, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$20,993	$13,803
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,206	11,804
Stock-based compensation expense	27,021	28,785
Realized gain on nonmonetary exchange of preferred stock investment	—	(7,783)
Other, net	(138)	1,164
Changes in operating assets and liabilities:
Accounts and other receivables	4,897	(27,927)
Prepaid expenses and other assets	1,321	(540)
Accounts payable, accrued liabilities, and other liabilities	(10,283)	11,017
Reserve for veterinary invoices	(8,533)	2,235
Deferred revenue	19,806	27,668
Net cash provided by operating activities	66,290	60,226
Investing activities
Purchases of investment securities	(155,449)	(183,021)
Maturities and sales of investment securities	156,657	137,827
Purchases of property, equipment, and internal-use software	(4,919)	(10,206)
Other	(81)	1,639
Net cash used in investing activities	(3,792)	(53,761)
Financing activities
Repayment of debt financing	(7,500)	(15,713)
Repurchases of common stock	(25,000)	—
Proceeds from exercise of stock options	788	1,407
Shares withheld to satisfy tax withholding	(1,653)	(2,867)
Other	—	(614)
Net cash used in financing activities	(33,365)	(17,787)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(1,083)	701
Net change in cash, cash equivalents, and restricted cash	28,050	(10,621)
Cash, cash equivalents, and restricted cash at beginning of period	171,458	199,530
Cash, cash equivalents, and restricted cash at end of period	$199,508	$188,909
Supplemental disclosures
Noncash investing and financing activities:
Purchases of property, equipment, and internal-use software included in accounts payable and accrued liabilities	$1,170	$571
Purchase of intellectual property in exchange for preferred stock investment	$—	$14,783
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
The financial data as of December 31, 2025 was derived from the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and, in management's opinion, have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company's financial position, results of operations, comprehensive income, stockholders' equity and cash flows for the interim periods. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on February 13, 2026 (the "2025 10-K"). The Company's accounting policies are described in Note 1 to the audited financial statements included in the 2025 10-K. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year or any other interim period.
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
The components of basic and diluted earnings per share were as follows (in thousands, except share and per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings per share:
Net income	$9,282	$5,873	$20,993	$13,803
Shares used in computation:
Weighted average shares of common stock outstanding	43,598,972	43,076,695	43,612,058	42,849,769
Basic earnings per share	$0.21	$0.14	$0.48	$0.32

Diluted earnings per share:
Net income	$9,282	$5,873	$20,993	$13,803
Shares used in computation:
Weighted average shares of common stock outstanding	43,598,972	43,076,695	43,612,058	42,849,769
Stock options	62,623	173,254	64,332	263,574
Restricted stock units	103,056	312,183	79,731	436,983
Weighted average number of shares	43,764,651	43,562,132	43,756,121	43,550,326
Diluted earnings per share	$0.21	$0.13	$0.48	$0.32
The following potentially dilutive equity securities were not included in the diluted earnings per share of common stock calculation because they would have had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units	484,014	102,935	1,777,650	969,201
3. Investments
Available-for-sale securities are classified as short-term versus long-term investments based on whether they represent the investment of funds available for current operations. Currently, all available-for-sale securities are considered short-term in nature. Held-to-maturity securities are classified as short-term versus long-term investments based on their maturity dates. The amortized cost, gross unrealized holding gains and losses, and estimated fair value of long-term and short-term investments by major security type and class of security were as follows as of September 30, 2026 and December 31, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of September 30, 2026
Long-term investments:
Held-to-maturity investments
U.S. treasury securities	$174	$—	$(2)	$172
	$174	$—	$(2)	$172
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$85,420	$1	$(1,887)	$83,534
Mortgage-backed securities and collateralized mortgage obligations	22,599	12	(350)	22,261
Other asset-backed securities	24,772	14	(157)	24,629
Corporate bonds	50,204	2	(863)	49,343
	$182,995	$29	$(3,257)	$179,767
Held-to-maturity investments
U.S. treasury securities	$10,538	$—	$(35)	$10,503
Foreign treasury securities	35,652	1	(5)	35,648
Certificates of deposit	525	—	—	525
	$46,715	$1	$(40)	$46,676

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
As of December 31, 2025
Long-term investments:
Held-to-maturity investments
U.S. treasury securities	$983	$5	$—	$988
	$983	$5	$—	$988
Short-term investments:
Available-for-sale investments
U.S. treasury securities	$103,643	$523	$(8)	$104,158
Mortgage-backed securities and collateralized mortgage obligations	24,501	201	(15)	24,687
Other asset-backed securities	23,685	152	—	23,837
Corporate bonds	47,311	527	(3)	47,835
	$199,140	$1,403	$(26)	$200,517
Held-to-maturity investments
U.S. treasury securities	$9,757	$10	$—	$9,767
Foreign treasury securities	18,263	—	—	18,263
Certificates of deposit	4,169	—	—	4,169
	$32,189	$10	$—	$32,199

Future maturities of investments classified as available-for-sale and held-to-maturity are as follows (in thousands):

	As of September 30, 2026
	Amortized Cost	Fair Value
Available-for-sale:
Due under one year	$5	$5
Due after one year through five years	135,619	132,872
	$135,624	$132,877
Available-for-sale collateralized:
Due under one year	$6,480	$6,492
Due after one year through five years	30,749	30,500
Due after five years through ten years	9,945	9,697
Due after ten years	197	201
	$47,371	$46,890
Held-to-maturity:
Due under one year	$46,715	$46,676
Due after one year through five years	174	172
	$46,889	$46,848

The following tables present the gross unrealized losses and related fair values for the Company's investment in available-for-sale securities, grouped by duration of time in a continuous unrealized loss position as of September 30, 2026 and December 31, 2025 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
As of September 30, 2026
U.S. treasury securities	$78,901	$(1,887)	$—	$—	$78,901	$(1,887)
Mortgage-backed securities and collateralized mortgage obligations	19,314	(322)	715	(28)	20,029	(350)
Other asset-backed securities	19,482	(157)	—	—	19,482	(157)
Corporate bonds	47,831	(863)	—	—	47,831	(863)
Total	$165,528	$(3,229)	$715	$(28)	$166,243	$(3,257)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
As of December 31, 2025
U.S. treasury securities	$5,139	$(8)	$—	$—	$5,139	$(8)
Mortgage-backed securities and collateralized mortgage obligations	2,893	(3)	967	(12)	3,860	(15)
Other asset-backed securities	—	—	—	—	—	—
Corporate bonds	2,700	(3)	—	—	2,700	(3)
Total	$10,732	$(14)	$967	$(12)	$11,699	$(26)
As of September 30, 2026, 153 of the securities held were in an unrealized loss position. Unrealized losses on available-for-sale investments relate to interest rate changes. The Company does not expect material credit losses from its available-for-sale investments, considering the composition of the investment portfolio and the credit rating of these investments. The Company determined it is not likely to, and does not intend to, sell securities currently in a loss position prior to a potential recovery of their cost basis. The Company does not expect material credit losses from its held-to-maturity investments, considering the composition of the investment portfolio and the credit loss history of these investments.

Proceeds from the sales of fixed maturity investments classified as available-for-sale were $127.1 million and $114.6 million during the nine months ended September 30, 2026 and 2025, respectively.
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
5. Fair Value
Fair Value Disclosures
The following table summarizes, by major security type, the Company's assets that are measured at fair value on a recurring basis, and placement within the fair value hierarchy (in thousands):

	As of September 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$52,109	$52,109	$—	$—
Fixed maturities:
U.S. treasury securities	83,534	—	83,534	—
Mortgage-backed securities and collateralized mortgage obligations	22,261	—	22,261	—
Other asset-backed securities	24,629	—	24,629	—
Corporate bonds	49,343	—	49,343	—
Total	$231,876	$52,109	$179,767	$—

	As of December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$46,818	$46,818	$—	$—
Fixed maturities:

U.S. treasury securities	104,158	—	104,158	—
Mortgage-backed securities and collateralized mortgage obligations	24,687	—	24,687	—
Other asset-backed securities	23,837	—	23,837	—
Corporate bonds	47,835	—	47,835	—
Total	$247,335	$46,818	$200,517	$—

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
The Company recognizes transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers between levels for the nine months ended September 30, 2026 and the year ended December 31, 2025.
Fair Value Disclosures - Other Assets and Liabilities
Notes receivable of $2.4 million were included in Prepaid expenses and other assets as of September 30, 2026, and $2.5 million were included in Other long-term assets as of December 31, 2025. Classification of notes receivable in the Company's Consolidated Balance Sheets is determined based on the expected maturity of each note. The Company records notes receivable at their estimated collectible amount and estimates that the carrying value of notes receivable approximates their fair value. The estimated fair value represents a Level 3 measurement within the fair value hierarchy, and is based on market interest rates and the assessed creditworthiness of the third party.
The Company estimates the fair value of long-term debt based upon rates currently available to the Company for debt with similar terms and remaining maturities. This is a Level 3 measurement. Based upon the terms of the debt, the carrying amount of long-term debt approximated fair value at September 30, 2026.
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
Reserve for veterinary invoices
Summarized below are the changes in total liability for the Company's subscription business segment (in thousands):

	Nine Months Ended September 30,
Subscription	2026	2025
Reserve at beginning of year	$26,364	$23,084
Veterinary invoice expenses during the period related to:
Current year	584,749	515,999
Prior years	2,557	2,789
Total veterinary invoice expense	587,306	518,788
Amounts paid during the period related to:
Current year	559,009	489,216
Prior years	26,007	23,523
Total paid	585,016	512,739
Non-cash expenses	1,463	2,291
Reserve at end of period	$27,191	$26,842

The Company had unfavorable development on veterinary invoice reserves of $2.6 million for the nine months ended September 30, 2026, including favorable development of $0.4 million attributable to accident year 2025 and unfavorable development of $3.0 million attributable to accident year 2024 and prior. The favorable development for accident year 2025 was primarily driven by lower than expected frequency of claims. The unfavorable development for accident year 2024 and prior was primarily driven by higher than expected frequency of claims. Non-cash expenses are primarily comprised of stock-based compensation for employees performing claims processing related duties.
Summarized below are the changes in total liability for the Company's other business segment (in thousands):

	Nine Months Ended September 30,
Other Business	2026	2025
Reserve at beginning of year	$29,557	$28,551
Veterinary invoice expenses during the period related to:
Current year	259,253	252,895
Prior years	1,803	(5,526)
Total veterinary invoice expense	261,056	247,369
Amounts paid during the period related to:
Current year	240,805	227,648
Prior years	29,770	21,141
Total paid	270,575	248,789
Non-cash expenses	1	1
Reserve at end of period	$20,037	$27,130

The Company had unfavorable development on veterinary invoice reserves for the other business segment of $1.8 million for the nine months ended September 30, 2026, including unfavorable development on veterinary invoice reserves of $1.7 million attributable to accident year 2025 and unfavorable development of $0.1 million attributable to accident year 2024 and prior. The unfavorable development for accident years 2025 and prior was primarily driven by higher than expected frequency of claims.

Reserve for veterinary invoices, by year of occurrence
In the following tables, the reserve for veterinary invoices for each segment is presented as the amount (in thousands) by the year to which the veterinary invoice relates, referred to as the year of occurrence.

Subscription	As of September 30, 2026
Year of Occurrence
2024 and prior	$1,179
2025	1,735
2026	24,277
$27,191

Other Business	As of September 30, 2026
Year of Occurrence
2024 and prior	$589
2025	1,001
2026	18,447
$20,037
8. Debt
Prior Credit Facility
On March 25, 2022, the Company entered into a credit agreement with Piper Sandler Finance, LLC, acting as the administrative agent, that provided the Company with $150.0 million in credit (the "Prior Credit Facility"). The Prior Credit Facility obligated the Company to repay 0.25% of any then-outstanding Term Loans, together with accrued and unpaid interest, on a quarterly basis. In November 2025, the Company repaid the Prior Credit Facility in full utilizing proceeds from the PNC Facility (as defined below).
PNC Facility
On November 4, 2025, the Company entered into a credit agreement with PNC Bank, National Association acting as the administrative agent, that provides the Company with $120.0 million in credit (the "PNC Facility") consisting of:
(a) an initial term loan in an aggregate principal amount of $100.0 million ("PNC Initial Term Loan"), which was funded at closing;
(b) commitments for revolving loans in an aggregate principal amount at any time outstanding not in excess of $20.0 million ("PNC Revolving Loans"), of which $15.0 million was originally drawn. Additionally, $1.5 million of borrowing capacity has been reserved for an irrevocable letter of credit pursuant to the Company's manufacturing facility lease. Remaining undrawn or uncommitted amounts may be drawn at any time prior to maturity.
The PNC Facility is secured by substantially all assets of the Company and its subsidiaries. Proceeds from the PNC Facility were utilized to pay off the Prior Credit Facility. The credit agreement with PNC Bank contains financial and other covenants. As of September 30, 2026, the Company was in compliance with all financial and other covenants. During the third quarter of 2026, the Company amended the PNC Facility to modify certain financial covenants, increasing the capacity for share repurchases under the Company's new share repurchase program.
To the extent not previously paid, the PNC Facility is due and payable on November 4, 2028. The Company will make quarterly principal payments of $2.5 million on the PNC Initial Term Loan. The Company may voluntarily prepay loans or reduce revolving commitments under the PNC Facility at any time without premium or penalty.
Loans under the PNC Facility bear interest at a reference rate plus an applicable margin, which will generally be the SOFR reference rate plus 2.75% per annum. The stated interest rate as of September 30, 2026 was approximately 6.82% for the aggregate outstanding term loans. The Company incurred total debt issuance cost of approximately $0.8 million, which is reported in the Consolidated Balance Sheet as a direct reduction from the carrying amount of the PNC Facility, and is amortized as interest expense over the term of three years.

Future principal payments on outstanding borrowings as of September 30, 2026 are as follows (in thousands):

Year Ending December 31,	As of September 30, 2026
2026	$2,500
2027	10,000
2028	92,500
Total	$105,000

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Veterinary invoice expense	$497	$677	$1,562	$2,221
Other cost of revenue	601	585	1,790	1,679
Technology and development	1,216	1,705	5,588	4,326
General and administrative	4,849	4,971	14,480	14,546
New pet acquisition expense	889	1,561	3,601	6,013
Total expensed stock-based compensation	8,052	9,499	27,021	28,785
Capitalized stock-based compensation	52	113	129	171
Total stock-based compensation	$8,104	$9,612	$27,150	$28,956
Stock Options
The following table presents information regarding stock options granted, exercised, and forfeited for the period presented:

	Number of Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	197,232	$16.20	$4,175
Granted	—	—	—
Exercised	(60,051)	13.11	956
Forfeited	(2,421)	11.56	—
Outstanding as of September 30, 2026	134,760	17.66	768

Exercisable as of September 30, 2026	134,760	$17.66	$768

As of September 30, 2026, stock options outstanding and stock options exercisable had a weighted average remaining contractual life of 0.6 years.
The Company has not granted any new stock options since 2017 and all outstanding options vested prior to January 1, 2022. The Company issues authorized shares upon the exercise of stock options.
Restricted Stock Units

The following table presents information regarding restricted stock units granted, vested and forfeited for the period presented:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Unvested shares as of December 31, 2025	1,014,774	$40.32
Granted	968,112	27.93
Vested	(694,868)	38.19
Forfeited	(167,047)	39.81
Unvested shares as of September 30, 2026	1,120,971	$31.01

Stock-based compensation expenses of $33.1 million related to unvested restricted stock units are expected to be recognized over a weighted average period of approximately 1.7 years.

10. Stockholders' Equity
Common Stock and Preferred Stock
As of September 30, 2026, the Company had 100,000,000 shares of common stock authorized and 43,264,468 shares of common stock outstanding. Holders of common stock are entitled to one vote on each matter properly submitted to the stockholders of the Company except those related to matters concerning possible outstanding preferred stock. As of September 30, 2026, the Company had 10,000,000 shares of undesignated preferred stock authorized for future issuance and did not have any outstanding shares of preferred stock. The holders of common stock are also entitled to receive dividends as and when declared by the board of directors of the Company (the "Board"), whenever funds are legally available. These rights are subordinate to the dividend rights of holders of any senior classes of stock outstanding at the time. The Company does not intend to declare or pay any cash dividends in the foreseeable future.
Share Repurchase Program
In April 2021, the Board approved a share repurchase program, pursuant to which the Company was authorized to repurchase outstanding shares of its common stock, between May 2021 and May 2026. In June 2026, the Board approved a new share repurchase program, pursuant to which the Company is authorized to repurchase up to an aggregate of $100.0 million of its outstanding shares of common stock, with no expiration date. The Company is not obligated to repurchase any specific number or dollar amount of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s compliance with the PNC Facility, available cash, cash flow from operations, stock price, general economic, business and market conditions, and alternative investment opportunities. The Company repurchased 830,389 shares during the three and nine months ended September 30, 2026, for an aggregate amount of $25.0 million (excluding excise tax of $0.1 million on stock repurchases as a result of the Inflation Reduction Act of 2022 and including direct costs incurred to acquire the shares). No shares were repurchased during the nine months ended September 30, 2025.

11. Accumulated Comprehensive Income (Loss)
A summary of the components of Accumulated other comprehensive income (loss) is as follows (in thousands):

Three months ended September 30, 2026	Foreign Currency Translation	Net Unrealized Loss on Available-for-Sale Securities	Total
Balance as of July 1, 2026	$(1,536)	$(1,082)	$(2,618)
Other comprehensive loss	(81)	(2,146)	(2,227)
Balance as of September 30, 2026	$(1,617)	$(3,228)	$(4,845)

Three months ended September 30, 2025	Foreign Currency Translation	Net Unrealized Gain on Available-for-Sale Securities	Total
Balance as of July 1, 2025	$1,441	$1,216	$2,657
Other comprehensive income (loss)	(1,423)	145	(1,278)
Balance as of September 30, 2025	$18	$1,361	$1,379

Nine Months Ended September 30, 2026	Foreign Currency Translation	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance as of January 1, 2026	$720	$1,377	$2,097
Other comprehensive loss	(2,337)	(4,605)	(6,942)
Balance as of September 30, 2026	$(1,617)	$(3,228)	$(4,845)

Nine Months Ended September 30, 2025	Foreign Currency Translation	Net Unrealized Gain on Available-for-Sale Securities	Total
Balance as of January 1, 2025	$(3,113)	$501	$(2,612)
Other comprehensive income	3,131	860	3,991
Balance as of September 30, 2025	$18	$1,361	$1,379
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
The Company's chief operating decision maker is its Chief Executive Officer. The chief operating decision maker reviews revenue and operating income (loss) to evaluate segment performance. Revenue, veterinary invoice expense, other cost of revenue, and new pet acquisition expenses are generally directly attributed to each segment. Other operating expenses, such as technology and development expense, general and administrative expense, and depreciation and amortization, are generally allocated proportionately based on revenue in each segment. Interest and other expenses and income taxes are not allocated to the segments, nor included in the measure of segment profit or loss. The Company does not analyze discrete segment balance sheet information related to long-term assets. Substantially all of the Company’s long-lived assets were located in the United States as of September 30, 2026 and December 31, 2025.
Operating income (loss) of the Company’s segments was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Subscription business:
Revenue	$287,900	$252,697	$834,043	$727,917
Veterinary invoice expense	201,089	177,733	587,306	518,788
Other cost of revenue	25,783	23,033	76,272	67,310
Technology and development	8,881	6,809	25,784	18,187
General and administrative	13,799	12,611	40,953	39,960
New pet acquisition expense	24,176	21,895	69,549	62,175
Depreciation and amortization	2,716	2,790	7,903	8,087
Subscription business operating income	11,456	7,826	26,276	13,410

Other business:
Revenue	117,693	114,223	348,533	334,535
Veterinary invoice expense	86,369	85,394	261,056	247,369
Other cost of revenue	22,852	20,706	61,820	63,001
Technology and development	3,630	3,078	10,775	8,358
General and administrative	5,641	5,700	17,114	18,365
New pet acquisition expense	3	51	46	130
Depreciation and amortization	1,111	1,261	3,303	3,717
Other business operating loss	(1,913)	(1,967)	(5,581)	(6,405)
Loss from investment in joint venture	—	—	—	(305)
Operating income	9,543	5,859	20,695	6,700
Interest expense	1,816	2,790	5,523	9,683
Other (income), net	(2,519)	(3,530)	(8,403)	(18,684)
Income before income taxes	$10,246	$6,599	$23,575	$15,701

The following table presents the Company’s revenue by geographic region of the member (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$336,603	$304,579	$980,698	$884,382
Canada and other	68,990	62,341	201,878	178,070
Total revenue	$405,593	$366,920	$1,182,576	$1,062,452

13. Income Taxes
The effective tax rates for the three and nine months ended September 30, 2026 were 9.4% and 11.0%, respectively, compared to 11.0% and 12.1%, respectively, for the corresponding periods in 2025, primarily due to changes in the jurisdictional makeup of income and losses.
14. Subsequent Events
The Company has evaluated events subsequent to September 30, 2026 through the date these financial statements are issued to assess the need for potential recognition or disclosure.
PNC Facility Revolving Loans Repayment
On October 8, 2026, the Company repaid $15.0 million of borrowings under its revolving credit facility.

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

	Nine Months Ended September 30,
	2026	2025
Total Business:
Total pets enrolled (at period end)	1,626,901	1,654,414
Subscription Business:
Total subscription pets enrolled (at period end)	1,145,160	1,082,412
Monthly average revenue per pet	$87.41	$79.84
Average pet acquisition cost (PAC)	$297	$278
Average monthly retention	98.38%	98.33%

	Three Months Ended
	Sep. 30, 2026	Jun. 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024
Total Business:
Total pets enrolled (at period end)	1,626,901	1,633,131	1,637,665	1,647,565	1,654,414	1,660,455	1,667,637	1,677,570
Subscription Business:
Total subscription pets enrolled (at period end)	1,145,160	1,124,548	1,105,783	1,096,173	1,082,412	1,066,354	1,052,845	1,041,212
Monthly average revenue per pet	$88.95	$87.44	$85.79	$83.56	$82.01	$79.93	$77.53	$76.02
Average pet acquisition cost (PAC)	$279	$299	$315	$320	$290	$276	$267	$261
Average monthly retention	98.38%	98.37%	98.35%	98.34%	98.33%	98.29%	98.28%	98.25%

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
Average monthly retention. Average monthly retention is measured as the monthly retention rate of enrolled subscription pets for each applicable period averaged over the 12 months prior to the period end date. As such, our average monthly retention rate as of September 30, 2026 is an average of each month’s retention from October 1, 2025 through September 30, 2026. We calculate monthly retention as the number of pets that remain after subtracting all pets that cancel during a month, including pets that enroll and cancel within that month, divided by the total pets enrolled at the beginning of that month. We monitor average monthly retention because it provides a measure of member satisfaction and allows us to calculate the implied average subscriber life in months.

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

The following table presents the reconciliation of our non-GAAP financial measures from corresponding GAAP measures for year-to-date values as well as each of the last eight fiscal quarters (in thousands):

	Nine Months Ended September 30,
	2026	2025
Veterinary invoice expense	$848,362	$766,157
Less:
Stock-based compensation expense(1)	(1,531)	(2,188)
Other business cost of paying veterinary invoices(2)	(261,056)	(247,369)
Subscription cost of paying veterinary invoices (non-GAAP)	$585,775	$516,600
% of subscription revenue	70.2%	71.0%

Other cost of revenue	$138,092	$130,311
Less:
Stock-based compensation expense(1)	(1,774)	(1,661)
Other business variable expenses(2)	(61,814)	(62,969)
Subscription variable expenses (non-GAAP)	$74,504	$65,681
% of subscription revenue	9.0%	9.0%

Technology and development expense	$36,559	$26,545
General and administrative expense	58,067	58,325
Less:
Stock-based compensation expense(1)	(19,775)	(18,340)
Development expenses(3)	(5,928)	(3,551)
Fixed expenses (non-GAAP)	$68,923	$62,979
% of total revenue	5.9%	5.9%

New pet acquisition expense	$69,595	$62,305
Less:
Stock-based compensation expense(1)	(3,502)	(5,916)
Other business pet acquisition expense(2)	(44)	(82)
Subscription acquisition cost (non-GAAP)	$66,049	$56,307
% of subscription revenue	7.9%	7.7%
(1) Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.4 million for the nine months ended September 30, 2026.
(2) Excludes the portion of stock-based compensation expense attributable to the other business segment. (3) Consists of costs related to product exploration and development that are pre-revenue and historically have been insignificant.

	Three Months Ended
	Sep. 30, 2026	Jun. 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024
Veterinary invoice expense	$287,458	$279,468	$281,436	$262,818	$263,127	$255,580	$247,450	$245,663
Less:
Stock-based compensation expense(1)	(483)	(496)	(552)	(614)	(666)	(758)	(763)	(800)
Other business cost of paying veterinary invoices(2)	(86,369)	(84,665)	(90,022)	(81,452)	(85,394)	(82,706)	(79,269)	(85,378)
Subscription cost of paying veterinary invoices (non-GAAP)	$200,606	$194,307	$190,862	$180,752	$177,067	$172,116	$167,418	$159,485
% of subscription revenue	69.7%	70.2%	70.8%	69.1%	70.1%	71.1%	71.8%	70.0%

Other cost of revenue	$48,635	$48,333	$41,124	$49,008	$43,739	$43,150	$43,422	$38,721
Less:
Stock-based compensation expense(1)	(596)	(615)	(564)	(600)	(579)	(601)	(482)	(476)
Other business variable expenses(2)	(22,850)	(22,881)	(16,083)	(25,589)	(20,702)	(20,531)	(21,736)	(17,336)
Subscription variable expenses (non-GAAP)	$25,189	$24,837	$24,477	$22,819	$22,458	$22,018	$21,204	$20,909
% of subscription revenue	8.7%	9.0%	9.1%	8.7%	8.9%	9.1%	9.1%	9.2%

Technology and development expense	$12,511	$12,754	$11,294	$11,303	$9,887	$8,586	$8,072	$8,172
General and administrative expense	19,440	19,525	19,102	18,323	18,311	20,122	19,892	16,828
Less:
Stock-based compensation expense(1)	(5,955)	(7,545)	(6,274)	(6,617)	(6,551)	(6,393)	(5,396)	(5,277)
Development expenses(3)	(2,427)	(1,801)	(1,701)	(1,798)	(1,199)	(946)	(1,406)	(1,322)
Fixed expenses (non-GAAP)	$23,569	$22,933	$22,421	$21,211	$20,448	$21,369	$21,162	$18,401
% of total revenue	5.8%	5.8%	5.8%	5.6%	5.6%	6.0%	6.2%	5.5%

New pet acquisition expense	$24,179	$22,805	$22,611	$23,103	$21,946	$19,843	$20,516	$18,354
Less:
Stock-based compensation expense(1)	(850)	(1,227)	(1,425)	(1,530)	(1,527)	(1,516)	(2,873)	(1,482)
Other business pet acquisition expense(2)	(3)	(15)	(26)	(8)	(5)	(74)	(3)	(8)
Subscription acquisition cost (non-GAAP)	$23,326	$21,563	$21,160	$21,565	$20,414	$18,253	$17,640	$16,864
% of subscription revenue	8.1%	7.8%	7.9%	8.2%	8.1%	7.5%	7.6%	7.4%
(1) Trupanion employees may elect to take restricted stock units in lieu of cash payment for their bonuses. We account for such expense as stock-based compensation in accordance with GAAP, but we do not include it in any non-GAAP adjustments. Stock-based compensation associated with bonuses was approximately $0.2 million for the three months ended September 30, 2026.
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
The following table reconciles GAAP new pet acquisition expense to non-GAAP net acquisition cost for year-to-date values as well as each of the last eight fiscal quarters (in thousands):

	Nine Months Ended September 30,
	2026	2025
New pet acquisition expense	$69,595	$62,305
Net of sign-up fee revenue	(3,474)	(3,258)
Excluding:
Stock-based compensation expense	(3,502)	(5,916)
Other business pet acquisition expense	(44)	(82)
Pet acquisition expense for commission-based policies	(3,886)	(2,315)
Net acquisition cost	$58,689	$50,734

	Three Months Ended
	Sep. 30, 2026	Jun. 30, 2026	Mar. 31, 2026	Dec. 31, 2025	Sep. 30, 2025	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024
New pet acquisition expense	$24,179	$22,805	$22,611	$23,103	$21,946	$19,843	$20,516	$18,354
Net of sign-up fee revenue	(1,290)	(1,109)	(1,075)	(1,049)	(1,157)	(1,061)	(1,040)	(906)
Excluding:
Stock-based compensation expense	(850)	(1,227)	(1,425)	(1,530)	(1,527)	(1,516)	(2,873)	(1,482)
Other business pet acquisition expense	(3)	(15)	(26)	(8)	(5)	(74)	(3)	(8)
Pet acquisition expense for commission-based policies	(1,659)	(1,270)	(957)	(869)	(790)	(927)	(598)	(1,125)
Net acquisition cost	$20,377	$19,184	$19,128	$19,647	$18,467	$16,265	$16,002	$14,833
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
We generate revenue in our other business segment primarily from writing policies on behalf of third parties where we do not undertake direct consumer marketing. This segment also includes revenue from other pet insurance products that have a significantly lower margin profile than our subscription business.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:
Subscription business	$287,900	$252,697	$834,043	$727,917
Other business	117,693	114,223	348,533	334,535
Total revenue	405,593	366,920	1,182,576	1,062,452
Cost of revenue:
Subscription business	226,872	200,766	663,578	586,098
Other business	109,221	106,100	322,876	310,370
Total cost of revenue(1)	336,093	306,866	986,454	896,468
Operating expenses:
Technology and development(1)	12,511	9,887	36,559	26,545
General and administrative(1)	19,440	18,311	58,067	58,325
New pet acquisition expense(1)	24,179	21,946	69,595	62,305
Depreciation and amortization	3,827	4,051	11,206	11,804
Total operating expenses	59,957	54,195	175,427	158,979
Loss from investment in joint venture	—	—	—	(305)
Operating income	9,543	5,859	20,695	6,700
Interest expense	1,816	2,790	5,523	9,683
Other (income), net	(2,519)	(3,530)	(8,403)	(18,684)
Income before income taxes	10,246	6,599	23,575	15,701
Income tax expense	964	726	2,582	1,898
Net income	$9,282	$5,873	$20,993	$13,803

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Veterinary invoice expense(2)	$497	$677	$1,562	$2,221
Other cost of revenue(2)	601	585	1,790	1,679
Technology and development	1,216	1,705	5,588	4,326
General and administrative	4,849	4,971	14,480	14,546
New pet acquisition expense	889	1,561	3,601	6,013
Total stock-based compensation expense	$8,052	$9,499	$27,021	$28,785

(2) Veterinary invoice expense and Other cost of revenue together comprise stock-based compensation expense included within Total cost of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	83	84	83	84
Operating expenses:
Technology and development	3	3	3	2
General and administrative	5	5	5	5
New pet acquisition expense	6	6	6	6
Depreciation and amortization	1	1	1	1
Total operating expenses	15	15	15	14
Loss from investment in joint venture	—	—	—	—
Operating income	2	2	2	1
Interest expense	—	(1)	—	(1)
Other (income), net	1	1	1	2
Income before income taxes	3	2	3	2
Income tax expense	—	—	—	—
Net income	3%	2%	3%	2%

Stock-based compensation expense:	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(as a percentage of revenue)
Veterinary invoice expense(2)	—%	—%	—%	—%
Other cost of revenue(2)	—	—	—	—
Technology and development	—	—	—	—
General and administrative	1	1	1	1
New pet acquisition expense	—	—	—	1
Total stock-based compensation expense	1%	1%	1%	2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(as a percentage of subscription revenue)
Subscription business revenue	100%	100%	100%	100%
Subscription business cost of revenue	79	79	80	81

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(in thousands, except percentages, pet and per pet data)
Revenue:
Subscription business	$287,900	$252,697	14%	$834,043	$727,917	15%
Other business	117,693	114,223	3	348,533	334,535	4
Total revenue	$405,593	$366,920	11	$1,182,576	$1,062,452	11

Percentage of Revenue by Segment:
Subscription business	71%	69%		71%	69%
Other business	29	31		29	31
Total revenue	100%	100%		100%	100%

Total pets enrolled (at period end)	1,626,901	1,654,414	(2)	1,626,901	1,654,414	(2)
Total subscription pets enrolled (at period end)	1,145,160	1,082,412	6	1,145,160	1,082,412	6
Monthly average revenue per pet	$88.95	$82.01	8	$87.41	$79.84	9
Average monthly retention	98.38%	98.33%		98.38%	98.33%

Three months ended September 30, 2026 compared to three months ended September 30, 2025. Total revenue increased by $38.7 million, or 11%, to $405.6 million for the three months ended September 30, 2026. Revenue from our subscription business segment increased by $35.2 million, or 14%, to $287.9 million for the three months ended September 30, 2026. This increase was primarily due to an 8% increase in monthly average revenue per pet and an increase in subscription pet months (the sum of pets enrolled for each month during a period) for policies underwritten by Trupanion. Our subscription pets enrolled increased by 62,748 pets, or 6%, to 1,145,160 as of September 30, 2026, which represents a 1% increase in growth rate of pets enrolled compared to the prior year period's growth rate of 5%. Revenue from our other business segment increased by $3.5 million, or 3%, to $117.7 million for the three months ended September 30, 2026. This increase was primarily driven by a 22% increase in monthly average revenue per pet in this segment, partially offset by a decrease in pet months primarily reflecting the expected run-off of pets we historically insured for Pets Best.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025. Total revenue increased by $120.1 million, or 11%, to $1,182.6 million for the nine months ended September 30, 2026. Revenue from our subscription business segment increased by $106.1 million, or 15%, to $834.0 million for the nine months ended September 30, 2026. This increase was primarily due to a 9% increase in monthly average revenue per pet and an increase in subscription pet months for policies underwritten by Trupanion. Revenue from our other business segment increased by $14.0 million, or 4%, to $348.5 million for the nine months ended September 30, 2026. This increase was primarily driven by a 22% increase in monthly average revenue per pet in this segment, partially offset by a decrease in pet months primarily reflecting the expected run-off of pets we historically insured for Pets Best.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(in thousands, except percentages, pet and per pet data)
Cost of Revenue:
Subscription business:
Veterinary invoice expense	$201,089	$177,733	13%	$587,306	$518,788	13%
Other cost of revenue	25,783	23,033	12	76,272	67,310	13
Total cost of revenue	226,872	200,766	13	663,578	586,098	13
Other business:
Veterinary invoice expense	86,369	85,394	1	261,056	247,369	6
Other cost of revenue	22,852	20,706	10	61,820	63,001	(2)
Total cost of revenue	$109,221	$106,100	3	$322,876	$310,370	4

Percentage of Revenue by Segment:
Subscription business:
Veterinary invoice expense	70%	70%		71%	71%
Other cost of revenue	9	9		9	9
Total cost of revenue	79	79		80	80
Other business:
Veterinary invoice expense	74	75		75	74
Other cost of revenue	19	18		18	19
Total cost of revenue	93%	93%		93%	93%

Total pets enrolled (at period end)	1,626,901	1,654,414	(2)	1,626,901	1,654,414	(2)
Total subscription pets enrolled (at period end)	1,145,160	1,082,412	6	1,145,160	1,082,412	6
Three months ended September 30, 2026 compared to three months ended September 30, 2025. Total cost of revenue for our subscription business segment increased by $26.1 million, or 13%, to $226.9 million, for the three months ended September 30, 2026. This increase was driven by a $23.4 million, or 13%, increase in veterinary invoice expense and a $2.8 million, or 12%, increase in other cost of revenue. The 13% increase in veterinary invoice expense was driven by an 8% increase in veterinary invoice expense per pet and an increase in total subscription pet months for policies underwritten by Trupanion. The 12% increase in other cost of revenue was primarily due to general increases in costs attributable to growth in our membership and subscription revenue. Subscription business total cost of revenue remained consistent at 79% of segment revenue year-over-year.

Total cost of revenue for our other business segment increased by $3.1 million, or 3%, to $109.2 million for the three months ended September 30, 2026. This increase was primarily driven by a $1.0 million, or 1%, increase in veterinary invoice expense and a $2.1 million, or 10%, increase in other cost of revenue. The 1% increase in veterinary invoice expense was primarily driven by a 19% increase in veterinary invoice expense per pet, partially offset by a decrease in pet months in this segment primarily reflecting the expected run-off of pets we historically insured for Pets Best. Within our other business segment, fluctuations in other cost of revenue are largely driven by trends in revenue and veterinary invoice expense and remained consistent at 93% of segment revenue year-over-year.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025. Total cost of revenue for our subscription business segment increased by $77.5 million, or 13%, to $663.6 million, for the nine months ended September 30, 2026. This increase was driven by a $68.5 million, or 13%, increase in veterinary invoice expense and a $9.0 million, or 13%, increase in other cost of revenue. The 13% increase in veterinary invoice expense was driven by an 8% increase in veterinary invoice expense per pet and an increase in total subscription pet months for policies underwritten by Trupanion. The 13% increase in other cost of revenue was primarily due to general increases in costs attributable to growth in our membership and subscription revenue. Subscription business total cost of revenue remained consistent at 80% of revenue year-over-year.

Total cost of revenue for our other business segment increased by $12.5 million, or 4%, to $322.9 million for the nine months ended September 30, 2026. This increase was primarily driven by a $13.7 million, or 6%, increase in veterinary invoice expense and partially offset by a $1.2 million, or 2%, decrease in other cost of revenue. The 6% increase in veterinary invoice expense was primarily driven by a 23% increase in veterinary invoice expense per pet, partially offset by a decrease in pet months in this segment primarily reflecting the expected run-off of pets we historically insured for Pets Best. Within our other business segment, fluctuations in other cost of revenue are largely driven by trends in revenue and veterinary invoice expense and remained consistent at 93% of segment revenue year-over-year.
Technology and Development Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(in thousands, except percentages)			(in thousands, except percentages)
Technology and development	$12,511	$9,887	27%	$36,559	$26,545	38%
Percentage of total revenue	3%	3%		3%	2%
Three months ended September 30, 2026 compared to three months ended September 30, 2025. Technology and development expenses increased by $2.6 million, or 27%, to $12.5 million for the three months ended September 30, 2026. This increase was primarily due to increases of $1.2 million in development expense, $0.7 million in general compensation and other employee-related expenses, $0.6 million in IT infrastructure-related expenses, and a $0.2 million reduction in capitalized expenditures related to internally developed software projects, partially offset by a $0.5 million decrease in stock-based compensation expenses. Technology and development expenses remained consistent at 3% of total revenue year-over-year.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025. Technology and development expenses increased by $10.0 million, or 38%, to $36.6 million for the nine months ended September 30, 2026. This increase was primarily due to increases of $3.1 million in general compensation and other employee-related expenses, $2.4 million in development expenses, $1.3 million in stock-based compensation expenses primarily driven by a one-time award modification, $1.3 million in IT infrastructure related expenses and a $1.6 million reduction in capitalized expenditures related to internally developed software projects. Technology and development expenses increased from 2% to 3% of total revenue year-over-year.
General and Administrative Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(in thousands, except percentages)			(in thousands, except percentages)
General and administrative	$19,440	$18,311	6%	$58,067	$58,325	—%
Percentage of total revenue	5%	5%		5%	5%

Three months ended September 30, 2026 compared to three months ended September 30, 2025. General and administrative expenses increased by $1.1 million, or 6%, to $19.4 million for the three months ended September 30, 2026. This increase was primarily driven by increases of $0.6 million in general compensation and other employee-related expenses, $0.5 million in foreign consumption taxes, and $0.3 million in other miscellaneous expenses, partially offset by a decrease of $0.3 million in underwriting fees related to our Canadian business. General and administrative expenses remained consistent at 5% of total revenue year-over-year.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025. General and administrative expenses decreased by $0.3 million to $58.1 million for the nine months ended September 30, 2026. This decrease was driven by decreases of $5.1 million in underwriting fees related to our Canadian business and $1.0 million in professional services, partially offset by increases of $2.4 million in foreign consumption taxes, $1.7 million in other miscellaneous expenses and $1.7 million in general compensation and other employee-related expenses. General and administrative expenses remained consistent at 5% of total revenue year-over-year.
New Pet Acquisition Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(in thousands, except percentages, pet and per pet data)
New pet acquisition expense	$24,179	$21,946	10%	$69,595	$62,305	12%
Percentage of total revenue	6%	6%		6%	6%
Subscription Business:
Total subscription pets enrolled (at period end)	1,145,160	1,082,412	6	1,145,160	1,082,412	6
Average pet acquisition cost (PAC)	$279	$290	(4)	$297	$278	7
Three months ended September 30, 2026 compared to three months ended September 30, 2025. New pet acquisition expenses increased by $2.2 million, or 10%, to $24.2 million for the three months ended September 30, 2026. This increase was primarily driven by increased marketing spend as we have begun deploying more capital to acquire new pets in a disciplined manner. New pet acquisition expense as a percentage of revenue remained constant at 6%.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025. New pet acquisition expenses increased by $7.3 million, or 12%, to $69.6 million for the nine months ended September 30, 2026. This increase was primarily driven by increased marketing spend as we have begun deploying more capital to acquire new pets in a disciplined manner. New pet acquisition expense as a percentage of revenue remained constant at 6%.
Depreciation and Amortization

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(in thousands, except percentages)
Depreciation and amortization	$3,827	$4,051	(6)%	$11,206	$11,804	(5)%
Percentage of total revenue	1%	1%		1%	1%
Three months ended September 30, 2026 compared to three months ended September 30, 2025. Depreciation and amortization expense decreased by $0.2 million, or 6%, to $3.8 million for the three months ended September 30, 2026, primarily due to more internally developed software projects reaching the end of their estimated useful lives than being placed into service.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025. Depreciation and amortization expense decreased by $0.6 million, or 5%, to $11.2 million for the nine months ended September 30, 2026, primarily due to more internally developed software projects reaching the end of their estimated useful lives than being placed into service.
Total Other (Income), Net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(in thousands, except percentages)
Interest expense	$1,816	$2,790	(35)%	$5,523	$9,683	(43)%
Other (income), net	(2,519)	(3,530)	(29)	(8,403)	(18,684)	(55)
Total other (income), net	$(703)	$(740)	5	$(2,880)	$(9,001)	(68)
Percentage of total revenue	—%	—%		—%	(1)%
Three months ended September 30, 2026 compared to three months ended September 30, 2025. Total other (income), net remained relatively consistent at $0.7 million of income for the three months ended September 30, 2026, primarily due to increases of $0.8 million in other investment losses and $0.4 million in foreign currency losses. These decreases in income were partially offset by a $1.0 million decrease in interest expense.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025. Total other (income), net decreased by $6.1 million from $9.0 million of income to $2.9 million for the nine months ended September 30, 2026, primarily due to a $7.8 million realized gain on the nonmonetary exchange of our Baystride preferred stock investment for intellectual property developed by Baystride in 2025 and a $2.0 million increase in foreign currency losses. These decreases in income were partially offset by a $4.2 million decrease in interest expense.

Income Tax Expense
Three months ended September 30, 2026 compared to three months ended September 30, 2025. Income tax expense increased by $0.3 million from $0.7 million to $1.0 million for the three months ended September 30, 2026, primarily due to a change in the jurisdictional makeup of income and losses.
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025. Income tax expense increased by $0.7 million from $1.9 million to $2.6 million for the nine months ended September 30, 2026, primarily due to increased worldwide pre-tax net income and a change in the jurisdictional makeup of income and losses.

Liquidity and Capital Resources
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$66,290	$60,226
Net cash used in investing activities	(3,792)	(53,761)
Net cash used in financing activities	(33,365)	(17,787)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash, net	(1,083)	701
Net change in cash, cash equivalents, and restricted cash	$28,050	$(10,621)

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
Our primary source of liquidity has been cash provided by our operations. We believe our operating cash flow is sufficient to fund our operations and capital requirements for the next 12 months. As we continue to grow and consider strategic opportunities, however, we may explore additional financing to fund our operations and growth or for strategic purposes. Financing could include equity, equity-linked, or debt financing. Additional financing may not be available to us on acceptable terms, or at all. If our capital surplus in our underwriting entities grows relative to the rate of growth of our business, we may also increase available cash for operations and growth via dividends or other methods, from one or more of our underwriting entities.
As of September 30, 2026, we had $396.8 million in cash, cash equivalents and short-term investments, of which $317.9 million was held by our insurance entities. Outside of insurance entities, we held $78.9 million in cash, cash equivalents and short-term investments with an additional $3.5 million available under our PNC Facility.
In April 2021, our board of directors (the "Board") approved a share repurchase program, pursuant to which we could repurchase outstanding shares of our common stock, between May 2021 and May 2026. In June 2026, the Board approved a new share repurchase program, pursuant to which we are authorized to repurchase up to an aggregate of $100.0 million of our outstanding shares of common stock, with no expiration date. We are not obligated to repurchase any specific number or dollar amount of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our compliance with the PNC Facility, available cash, cash flow from operations, stock price, general economic, business and market conditions, and alternative investment opportunities. We repurchased 830,389 shares during the nine months ended September 30, 2026 for an aggregate amount of $25.0 million (excluding the excise tax of $0.1 million on stock repurchases as a result of the Inflation Reduction Act of 2022 and including direct costs incurred to acquire the shares). As of September 30, 2026, $75.0 million remained available for share repurchases under the repurchase program.
Operating Cash Flows
Net cash provided by operating activities was $66.3 million for the nine months ended September 30, 2026, compared to $60.2 million for the nine months ended September 30, 2025. This increase was primarily driven by improved operating results largely driven by higher revenue and improved subscription business margins, partially offset by timing differences in working capital activities. Changes in accounts receivable and deferred revenue were primarily related to annual policies with annual payment terms within our other business segment. Changes in our reserve for veterinary invoices are driven by multiple factors, including ongoing analysis of claims frequency and severity. Additionally, changes in our accounts payable, accrued liabilities, and other liabilities are primarily due to differences in timing of payments.
Investing Cash Flows
Net cash used by investing activities was $3.8 million for the nine months ended September 30, 2026, primarily consisting of purchases of investment securities of $155.4 million as well as $4.9 million of capital expenditures primarily related to the development of internal-use software focused on member experience, claims processing and internal policy management improvements, partially offset by $156.7 million in sales and maturities of investment securities. Net cash used by investing activities was $53.8 million for the nine months ended September 30, 2025, primarily consisting of purchases of investment securities of $183.0 million as well as $10.2 million of capital expenditures primarily related to the development of internal-use software focused on member experience, claims processing and internal policy management improvements, partially offset by $137.8 million in sales and maturities of investment securities.

Financing Cash Flows
Net cash used in financing activities was $33.4 million for the nine months ended September 30, 2026, primarily consisting of $25.0 million in repurchases of common stock under our share repurchase program and $7.5 million in repayments on the PNC Facility. Net cash used in financing activities was $17.8 million for the nine months ended September 30, 2025, primarily consisting of $15.7 million in repayments on the Prior Credit Facility, as well as $2.9 million in shares withheld to satisfy tax withholding, partially offset by $1.4 million in proceeds from exercise of stock options.
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
As of September 30, 2026, the outstanding principal balance under the PNC Facility was $105.0 million. In October 2026, we repaid $15.0 million of borrowings under our revolving credit facility.
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
As of September 30, 2026, our insurance entities collectively held $91.4 million in cash and cash equivalents, to be used for operating expenses of our insurance entities, $226.5 million in short-term investments and $291.7 million in other current assets. The majority of the assets in our insurance entities are subject to certain capital and dividend rules and regulations prescribed by jurisdictions in which they are authorized to operate.
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
American Pet Insurance Company ("APIC")

APIC, our wholly-owned insurance subsidiary domiciled in New York, underwrites all of our policies in the U.S. As our business in the U.S. grows, the amount of capital we are required to maintain to satisfy our risk-based capital requirements will also increase, though risk-based capital requirements also take our overall rate of growth into consideration. Recently, our other business segment growth has slowed, and we currently expect that to continue, which would reduce capital requirements. In the first and third quarters of 2026, APIC distributed extraordinary dividends of $14.9 million and $44.0 million, respectively, to Trupanion, Inc. APIC's primary regulator is the New York Department of Financial Services ("NY DFS").
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
GPIC Insurance Company ("GPIC")
GPIC, our wholly-owned insurance subsidiary domiciled in Canada, underwrites the majority of our policies in Canada. We are continuing to transition the remaining portion of our insurance activity in Canada to GPIC from a fronting arrangement with Accelerant Insurance Company of Canada (formerly Omega General Insurance Company) ("Accelerant"). Pursuant to the Canadian Office of the Superintendent of Financial Institutions ("OSFI") regulations, we have contributed CAD $44.1 million to GPIC as of September 30, 2026, as the required statutory capital for this subsidiary. The capital we maintain at GPIC is, and for the foreseeable future may continue to be, more than the amount that we historically held subject to our fronting arrangement with Accelerant.
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
WICL is domiciled in Bermuda and regulated by the Bermuda Monetary Authority ("BMA"). WICL Segregated Account AX was established by WICL, with Trupanion, Inc. as the shareholder, to enter into a reinsurance agreement with Accelerant for our business activity in Canada. All of the assets and liabilities of WICL Segregated Account AX are legally segregated from other assets and liabilities within WICL, and all shares of the segregated account are owned by Trupanion, Inc. Trupanion, Inc. received dividends of $3.3 million, $5.0 million and $3.7 million from WICL Segregated Account AX in the first, second and third quarters of 2026, respectively, as permitted under our agreements with WICL. As required by OSFI regulations related to our reinsurance agreement with Accelerant, we are required to maintain a Canadian Reinsurance Trust account with the greater of CAD $2.0 million or 120% of unearned Canadian premium plus 20% of outstanding Canadian claims, including all incurred but not reported claims. As of September 30, 2026, the account held CAD $2.0 million.
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

Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, consisting primarily of debt obligations and non-cancellable vendor service agreements. In November 2025, we entered into the PNC Agreement, which provides up to $120.0 million of credit, including a $100.0 million term loan and a $20.0 million revolving loan facility. We used the proceeds under the PNC Agreement to repay all amounts due and outstanding under our Prior Credit Facility. The PNC Agreement will require us to repay the underlying obligations over a three-year term at SOFR plus a margin. Refer to Note 8, Debt and Note 14, Subsequent Events included in Item 1 of Part I of this report, for further details regarding the credit agreement, including interest and future principal repayments.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Management believes there have been no material changes to our quantitative or qualitative disclosures about market risk during the first nine months ended September 30, 2026. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2025 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2026, the disclosure controls and procedures were effective.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our business, results of operations, and financial conditions are subject to various risks as described in Part I, Item 1A of the 2025 Form 10-K and Part II, Item IA of the Form 10-Q for the quarter ended June 30, 2026. Except for the risk factors disclosed therein, which are hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes to the risk factors identified in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Company Purchases of Equity Securities
Stock repurchases during the three months ended September 30, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
				(in thousands)
July 1, 2026 - July 31, 2026	—	$—	—	$100,000
August 1, 2026 - August 31, 2026	830,389	$30.11	830,389	$75,000
September 1, 2026 - September 30, 2026	—	$—	—	$75,000
Total	830,389		830,389
(1) Average price paid per share includes costs associated with the repurchases but excludes excise tax of $0.1 million on stock repurchases imposed by the Inflation Reduction Act of 2022.
Recent Sales of Unregistered Securities
Pursuant to a marketing agreement between us and a strategic distributor, we agreed to issue shares of our common stock to the distributor as partial consideration for sales made through the distributor’s marketing channels of white-label medical and wellness pet insurance products that we create and administer under the agreement. The number of shares we issue is determined quarterly, based on a percentage of revenue from such product sales divided by the volume weighted average price per share for the preceding quarter or, if lower, for the three months ended December 5, 2021. The shares we issue are subject to various restrictions, including a minimum holding period of two years and customary transfer restrictions for shares acquired in a private placement. During the quarter ended September 30, 2026, we issued 9,071 shares of our common stock to the distributor in respect of product sales that occurred in the quarter ended June 30, 2026. We offered and sold these shares in reliance upon the exemption from the registration set forth under Section 4(a)(2) of the Securities Act, and the regulations promulgated thereunder relating to sales by an issuer not involving any public offering, and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plan
On September 3, 2026, Fawwad Qureshi, our Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1 to sell 50% of the net vested shares to be acquired upon the future vesting of RSUs over a period ending on November 30, 2027, subject to certain conditions.
On September 4, 2026, John Gallagher, our Chief Operating Officer, adopted a trading plan intended to satisfy Rule 10b5-1 to sell up to 20,955 shares of our common stock plus 50% of the net vested shares to be acquired upon the future vesting of RSUs over a period ending on October 29, 2027, subject to certain conditions.
During the three months ended September 30, 2026, no other director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, or terminated, including by modification, a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

TRUPANION, INC.

Date: November 5, 2026	/s/ Margi Tooth
Margi Tooth Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	/s/ Fawwad Qureshi
Fawwad Qureshi Chief Financial Officer (Principal Financial and Accounting Officer)